Form 10-K
period 1996-12-31
CV THERAPEUTICS INC
filed 1997-03-28
CIK 921506

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM              TO
                         COMMISSION FILE NUMBER 0-21643

                            ------------------------

                             CV THERAPEUTICS, INC.

             (Exact name of Registrant as specified in its charter)

          DELAWARE                         43-1570294
(State or other jurisdiction   (IRS Employer Identification No.)
             of
      incorporation or
        organization)

                 3172 PORTER DRIVE, PALO ALTO, CALIFORNIA 94304
          (Address of principal executive offices, including zip code)

                                 (415) 812-0585
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001
                                   PAR VALUE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to be the best Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The approximate aggregate market value of the Common Stock held by nonaffiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market was $38,466,767 as of February 28, 1997.

     The number of shares of Common Stock outstanding as of March 10, 1997 was
                                   6,858,635.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-12675), as amended, and certain exhibits filed with the Registrant's Registration Statement on Form S-8 (Registration No. 333-19389) are incorporated herein by reference into Part IV of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    CV Therapeutics, Inc. ("CVT" or the "Company") is a biopharmaceutical company focused exclusively on the application of molecular cardiology to the discovery, development and commercialization of novel, small molecule drugs for the treatment of chronic cardiovascular diseases. Molecular cardiology was developed, in part, by CVT scientists and their academic collaborators and is based upon the application of molecular biology and genetics to cardiovascular diseases. This discipline has yielded new insights into the mechanisms underlying chronic cardiovascular diseases and has enhanced the search for innovative cardiovascular drugs by providing an increasing number of new molecular targets for drug discovery. To date, CVT has discovered five compounds and completed the strategic in-license of a sixth compound for treatment of chronic cardiovascular diseases.

    The Company has two advanced drug candidates, CVT-124 and ranolazine, both of which are in clinical trials. CVT-124 is an adenosine A(1) receptor antagonist discovered by CVT. Adenosine A(1) receptor antagonists block certain actions of adenosine, a hormone that modulates different functions of the cardiovascular system. CVT-124 has potential applications in the treatment of edema (fluid accumulation) associated with congestive heart failure ("CHF") and in the prevention and treatment of acute renal failure. A Phase I/II study completed by the Company in the United States indicated that CVT-124 is generally well tolerated and produces diuretic activity in healthy volunteers. Approximately one-quarter of the 875,000 patients in the United States hospitalized with a primary diagnosis of CHF exhibit resistance to current intravenous diuretic treatments. The Company believes that these patients would represent the initial target market for CVT-124 in this indication.

    In March 1997, CVT entered into two research collaboration and license agreements, one with Biogen, Inc. ("Biogen") and one with Biogen's wholly-owned subsidiary, Biotech Manufacturing Ltd. ("Biotech Manufacturing"), pursuant to which CVT granted the Biogen entities exclusive worldwide rights to develop and commercialize CVT-124 (the "Biogen Agreements").

    The Company's second compound in clinical trials, ranolazine, is a novel compound for the treatment of angina. Ranolazine was licensed from Syntex (U.S.A.), Inc. ("Syntex"), an indirect subsidiary of Roche Holding Limited ("Roche") in March 1996. Its novel metabolic mechanism of action was discovered, in part, by cardiovascular researchers now at or associated with CVT. In Phase I and Phase II clinical trials conducted by Syntex, an immediate release formulation of ranolazine ("ranolazine IR") was administered to over 1,200 patients. These clinical trials have indicated that ranolazine IR improved exercise tolerance in angina patients without adversely affecting heart rate or decreasing blood pressure, a clinical profile absent from currently available drugs. Based on these data, as well as the Syntex pilot Phase II data from a sustained release formulation of ranolazine ("ranolazine SR") for intermittent claudication (pain in the legs due to insufficient blood flow), the Company intends to commence further clinical trials of ranolazine SR. The Company believes ranolazine could particularly benefit angina patients who also suffer from CHF or remain symptomatic despite maximal doses of currently available anti-anginal drugs. In the United States, approximately 6.7 million patients are currently diagnosed with angina. Based on published studies, approximately one-third, or 2.2 million, are either diagnosed with both angina and CHF or are resistant to currently available treatments. The Company believes these patients would represent the initial target market for ranolazine.

    The Company has discovered other compounds which are in preclinical studies. CVT-313 is a selective inhibitor of the cell cycle enzyme, cyclin-dependent kinase 2 ("CDK2"). The Company believes that CVT-313 may be useful in a variety of cellular proliferative disorders, including the prevention of restenosis, as an adjunct to coronary artery bypass surgery and as a treatment for cardiomyopathy (heart muscle damage). CVT-634, an inhibitor of another cell cycle regulating enzyme, is also being evaluated in animal models of chronic cardiovascular disease. Finally, the Company believes that a series of compounds which are highly selective adenosine A(1) receptor agonists may have potential activity in treating certain common cardiac arrhythmias. The Company believes that compared to current therapies, these compounds may offer an improved clinical profile for immediate treatment of these arrhythmias without unwanted blood pressure lowering effects.

    In addition, the Company has discovered a novel inflammatory factor found in human cardiovascular diseases, which it partnered to Bayer AG for continued development.

RISK FACTORS

    In this section, the Company summarizes certain risks that should be considered by stockholders and prospective investors in the Company. These risks are discussed in greater detail below, and are discussed in context in other sections of this report.

UNCERTAINTIES RELATED TO EARLY STAGE OF DEVELOPMENT

    The Company is a development stage company and must be evaluated in light of the uncertainties and complications present in an early stage biopharmaceutical company. In addition, all of the Company's products are at an early stage of development. Since the Company's inception in 1990, substantially all of the Company's resources have been dedicated to research and development, and the Company has not generated any product revenue. Because all of the Company's potential products are in research, preclinical or clinical development, product revenues will not be realized for at least several years, if at all. Drug discovery methods based upon molecular cardiology are relatively new, and there can be no assurance that the Company will be able to employ these methods of drug discovery successfully or that these methods will lead to the development of commercially viable pharmaceutical products. Certain of the Company's compounds within the Company's cell cycle, chronic inflammation and adenosine A(1) receptor programs are in the early stages of research and development, and the Company does not expect to commence clinical trials for such new compounds for several years. There can be no assurance that any of the Company's product development efforts will be successfully completed, that any of the Company's products will be proven to be safe and effective, that regulatory approvals will be obtained at all or be as broad as sought, that the Company's products will be capable of being produced in commercial quantities or that any products, if introduced, will achieve market acceptance.

UNCERTAINTIES RELATED TO CLINICAL TRIALS

    The Company's potential products are subject to the risks of failure inherent in the development of pharmaceutical products. The Company currently has only two products in clinical development, CVT-124 and ranolazine. The Company's product candidates will require additional development, preclinical studies, clinical trials and regulatory approval prior to commercialization. The results from preclinical studies and early clinical trials may not be predictive of results obtained in later clinical trials, and there can be no assurance that clinical trials conducted by the Company will demonstrate sufficient safety and efficacy to obtain the requisite approvals or that marketable products will result. For example, in November 1995, based on unfavorable efficacy data from a Phase II trial, the Company terminated its development program for the CVT-1 product for treatment of primary hypercholesterolemia.

    The rate of completion of the Company's clinical trials may be delayed by many factors, including slower than anticipated patient enrollment, difficulty in finding a sufficient number of patients fitting the appropriate trial profile or in the acquisition of sufficient supplies of clinical trial materials or adverse events occurring during the clinical trials. Completion of testing, studies and trials may take several years, and the length of time varies substantially with the type, complexity, novelty and intended use of the product. There can be no assurance that the Company's drug discovery efforts will progress as expected or that such efforts will lead to the discovery or development of any product. In addition, data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Delays or rejections may be encountered based upon many factors, including changes in regulatory policy during the period of product development. No assurance can be given that any of the Company's development programs will be successfully completed, that any investigational new drug ("IND") applications will become effective or that additional clinical trials will be allowed by the Food and Drug Administration ("FDA") or other regulatory authorities or that clinical trials will commence as planned.

    The Company's clinical development plan for ranolazine assumes that Phase I data and data from several Phase II angina trials with ranolazine IR combined with Phase I data and safety and tolerability data from a pilot Phase II trial for intermittent claudication with ranolazine SR will be accepted by the FDA and other regulatory authorities as a basis to initiate Phase III trials with ranolazine SR. There can be no assurance that such clinical data will be accepted by the FDA in support of initiation of such Phase III studies with ranolazine SR for the treatment of angina or that the Company will not be required or otherwise choose to conduct additional Phase II clinical trials of ranolazine SR prior to commencement of Phase III clinical trials. As a result of FDA reviews or complications that may arise in any phase of the clinical trial program, there can be no assurance that the proposed schedules for IND and clinical protocol submissions to the FDA, initiations of studies and completions of clinical trials can be maintained. Any delays in the Company's clinical trials would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Government Regulation."

DEPENDENCE ON COLLABORATIVE AND LICENSING ARRANGEMENTS

    The Company's strategy for the research, development and commercialization of its product candidates has required, and will continue to require, the Company to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, and the Company will therefore be dependent upon the success of these parties in performing their responsibilities. There can be no assurance that the Company will be able to enter into additional collaborative arrangements or license agreements on acceptable terms, or at all, or that any or all of the contemplated benefits from such collaborative arrangements or license agreements will be realized. Failure to obtain such arrangements or agreements would result in delays in the development of the Company's proposed products or the inability to proceed with the development, manufacture or sale of products, or the loss of third party licenses or could require the Company to fund development internally. If the Company were required to fund development internally, its future capital requirements would increase substantially. There can be no assurance that the Company could obtain additional funds to meet such increased capital requirements on acceptable terms, or at all.

    Under the Company's collaborative arrangement with the Biogen entities, the Biogen entities are responsible for pursuing commercialization of CVT-124. In addition, certain of the collaborative arrangements that the Company may enter into in the future may place responsibility on the collaborative partner for preclinical testing and clinical trials, for manufacturing and for preparation and submission of applications for regulatory approval of potential pharmaceutical products. The Company cannot control the amount and timing of resources which its collaborative partners devote to the Company's programs or potential products. Should a collaborative partner fail to develop or commercialize successfully any product candidate to which it has rights, the Company's business may be materially and adversely affected. There can be no assurance that collaborators will not pursue other technologies or product candidates either on their own or in collaboration with others.

    Collaborative arrangements may also require the Company to expend funds and to meet certain milestones, and there can be no assurance that the Company will be successful in doing so. The Company's agreement with the University of Florida Research Foundation, Inc. in the area of adenosine receptors requires the Company to reach certain preclinical and clinical milestones within defined time periods to maintain exclusive rights under the license. The Company's agreement with Syntex for ranolazine requires it to make certain payments based on the time and progress of development activities. Failure of the Company to meet its obligations under its collaborative arrangements could result in a termination of those arrangements and the loss of rights to the compounds under development and could have a material adverse effect on the Company's business, financial condition and results of operations.

    There can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with or by third parties. These and other possible disagreements between collaborators and the Company could lead to delays in the collaborative research, development or commercialization of certain product candidates or could require or result in litigation or arbitration, which would be time consuming and expensive, and would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Licenses and Collaborations."

HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY; ACCUMULATED DEFICIT

    Since its inception, the Company has been engaged in research and development activities and has generated no product revenues. As of December 31, 1996, the Company had an accumulated deficit of approximately $45.6 million. The process of developing the Company's products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for the foreseeable future. The Company will not receive product revenues unless and until it or its collaborative partners complete clinical trials with respect to one or more products and successfully commercialize such products. There can be no assurance that the Company will generate revenues or achieve and sustain profitability in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NEED FOR ADDITIONAL FUTURE CAPITAL; UNCERTAINTY OF ADDITIONAL FUNDING

    The Company will require substantial additional funding in order to complete its research and development activities and commercialize any potential products. The Company has financed its operations primarily through the sale of preferred equity securities, equipment and leasehold improvement financing and other debt financing. The Company has generated no product revenue, and none is expected for at least several years. The Company anticipates that its existing resources and projected interest income, will enable the Company to maintain its current and planned operations through 1998. However, there can be no assurance that the Company will not require additional funding prior to such time. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of the Company to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical material and other factors not within the Company's control. There can be no assurance that such additional financing to meet the Company's capital requirements will be available on acceptable terms or at all. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research or development programs or to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise seek or may adversely affect the Company's ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

UNCERTAINTY OF MARKET ACCEPTANCE

    The Company's future profitability is dependent on commercial acceptance of its potential products. The Company believes that market acceptance of its potential products will depend on the Company's ability to provide acceptable evidence of the safety, efficacy and cost effectiveness of its products, as well as the marketing strength of the Company's corporate partners. In addition, third party payors can indirectly affect the demand for the Company's potential products by regulating the maximum amount of reimbursement that will be provided. There can be no assurance that potential products developed by the Company will achieve market acceptance among patients, physicians or third party payors, even if necessary regulatory and reimbursement approvals are obtained. Failure to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Marketing and Sales" and "-- Government Regulation."

INTENSE COMPETITION; RAPID TECHNOLOGICAL CHANGE

    The pharmaceutical and biopharmaceutical industries are subject to intense competition and significant, rapid technological change. If regulatory approvals are received, certain of the Company's potential products will compete with well established, FDA approved proprietary and generic therapies that have generated substantial sales over a number of years and which are reimbursed from government health administration authorities and private health insurers. In addition, CVT is aware of companies which are developing products that will compete for the same disease markets as its potential products. Many of the Company's competitors and potential competitors have substantially greater product development capabilities and financial, scientific, marketing and sales resources than the Company. Other companies may succeed in developing products earlier than the Company, obtaining approvals for such products from the FDA more rapidly than the Company and its corporate partners, or developing products that are safer or more effective than those under development or proposed to be developed by the Company and its corporate partners. There can be no assurance that research and development by others will not render the Company's technology or its potential products obsolete or non-competitive. In addition, there can be no assurance that the Company's competitors will not develop more effective or more affordable products or achieve patent protection, regulatory approval or product commercialization earlier than the Company. See "Business -- Competition."

UNCERTAINTY OF PATENT POSITION AND PROPRIETARY RIGHTS

    The Company's success will depend to a significant degree on its ability to obtain patents and licenses to patent rights, to maintain trade secrets and to operate without infringing on the proprietary rights of others, both in the United States and other countries. The Company has filed a number of United States and foreign patent applications. In addition, in connection with its corporate and academic collaborations, the Company has received licenses to a number of issued patents and patent applications for CVT 124 and ranolazine. The Company intends to continue to file applications as appropriate for patents covering both its potential products and processes. There can be no assurance that patents will issue from any of these applications, that any patent will issue on technology arising from additional research or that patents that may issue from such applications will be sufficient to protect the Company's technology. Patent applications in the United States are maintained in secrecy until a patent issues, and the Company cannot be certain that others have not filed patent applications for technology covered by the Company's pending applications or that the Company was the first to invent the technology that is the subject of such patent applications. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds, products or processes that block or compete with those of the Company. If any of its competitors have filed patent applications in the United States that claim technology also invented by the Company, the Company may have to participate in interference proceedings declared by the Patent and Trademark Office in order to determine priority of invention and, thus, the right to a patent for the technology in the United States, all of which could result in substantial cost to the Company. In addition, litigation, which would result in substantial cost to the Company, may be necessary to enforce any patents issued to the Company or to determine the scope and validity of the proprietary rights of third parties. There can be no assurance that any patents issued to the Company or to licensors from whom the Company has licensed rights will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company.

    The commercial success of the Company will depend in part on the Company not infringing patents issued to competitors and not breaching the licenses that might cover technology used in the Company's potential products. Failure by the Company to obtain a license to any technology required to commercialize its potential products could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company also relies on trade secrets to develop and maintain its competitive position. Although the Company protects its proprietary technology in part by confidentiality agreements with its employees, consultants, collaborators, advisors and corporate partners, there can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be discovered independently by its competitors. See "Business -- Patents and Proprietary Technology."

DEPENDENCE ON KEY PERSONNEL; NEED TO ATTRACT AND RETAIN KEY EMPLOYEES AND
  CONSULTANTS

    The Company is highly dependent on certain members of its management and scientific staff. In addition, the Company relies on consultants and advisors. The loss of any of these persons could have a material adverse effect on the Company's business, financial condition and results of operations. In order to pursue its research and product development plans, the Company will be required to attract and retain additional qualified scientific and other personnel. There can be no assurance that the Company will be successful in attracting and retaining these skilled persons who generally are in high demand by pharmaceutical and biopharmaceutical companies and by universities and other research institutions. The failure to successfully attract and retain qualified personnel, consultants and advisors may impede the achievement of development objectives and have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a substantial portion of the stock options currently held by many of the Company's key employees are vested and may be fully vested over the next several years before the Company achieves significant revenues or profitability. The Company intends to grant additional options and provide other forms of incentive compensation to attract and retain such key personnel.

LIMITED MANUFACTURING, MARKETING AND SALES EXPERIENCE

    The Company has no experience in manufacturing, and currently lacks the resources or capability to manufacture any of its potential products on a clinical or commercial scale. The Company is currently, and will continue to be, dependent on corporate partners, licensees or other third parties for the manufacturing of clinical and commercial scale quantities of its products. There can be no assurance that the Company will be able to maintain existing agreements for manufacturing of clinical quantities of potential products, that it will be able to enter into additional agreements with other third parties for commercial scale manufacturing or that these parties will be able to develop adequate manufacturing capabilities.

    To date, the Company has no experience with sales, marketing or distribution. The Company intends to rely on relationships with one or more pharmaceutical companies or collaborative partners with established distribution systems and direct sales forces to market its products. In the event that the Company is unable to reach and maintain agreement with one or more pharmaceutical companies or collaborative partners to market its products, it may be required to market its products directly and to develop a marketing and sales force with technical expertise and with supporting distribution capability. There can be no assurance that the Company will be able to establish in-house sales and distribution capabilities or relationships with third parties, or that it will be successful in commercializing any of its potential products. To the extent that the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will depend upon the efforts of third parties, and there can be no assurance that such efforts will be successful. See "Business -- Marketing and Sales" and "-- Manufacturing."

SIGNIFICANT GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVAL

    The research, testing, manufacture and marketing of drug products is subject to extensive regulation by numerous regulatory authorities in the United States and other countries. Failure to comply with FDA or other applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions such as warning letters, civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and FDA refusal to approve pending new drug applications ("NDAs") or supplements to approved NDAs. The Company has not received regulatory approval in the United States or any foreign jurisdiction for the commercial sale of any of its products. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, such approval process is extremely expensive and uncertain. There can be no assurance that the Company's potential products will be approved for marketing by the FDA. Even if regulatory approval of a product is granted, there can be no assurance that the Company will be able to obtain the labeling claims necessary or desirable for the promotion of those products. FDA requirements prohibit the marketing or promotion of a drug for unapproved indications. Furthermore, regulatory marketing approval may entail ongoing requirements for postmarketing studies. If regulatory approval is obtained, the Company will be subject to ongoing FDA obligations and continued regulatory review. In particular, the Company or its third party manufacturer will be required to adhere to regulations setting forth current Good Manufacturing Practices ("cGMPs"), which require that the Company manufacture its products and maintain its records in a prescribed manner with respect to manufacturing, testing and quality control activities. Further, the Company or its third party manufacturer must pass a preapproval inspection of its manufacturing facilities by the FDA before obtaining marketing approval. Failure to comply with applicable regulatory requirements may result in penalties such as restrictions on a product's marketing or withdrawal of the product from the market. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

    Prior to the submission of an NDA, drugs developed by the Company must undergo rigorous preclinical and clinical testing, which may take several years and the expenditure of substantial resources. Before commencing clinical trials in humans, the Company must submit to the FDA and receive clearance of an IND. There can be no assurance that submission of an IND for future clinical testing of any products under development or other future products of the Company would result in FDA permission to commence clinical trials or that the Company will be able to obtain the necessary approvals for future clinical testing in any foreign jurisdiction. Success in preclinical studies or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Further, there can be no assurance that if such testing of products under development is completed, any such drug compounds will be accepted for formal review by the FDA or any foreign regulatory body, or approved by the FDA for marketing in the United States or by any such foreign regulatory bodies for marketing in foreign jurisdictions. Future federal, state, local or foreign legislation or administrative acts could also prevent or delay regulatory approval of the Company's products. See "Business -- Government Regulation."

UNCERTAINTY OF PRODUCT PRICING AND REIMBURSEMENT

    The ability of the Company and its existing and potential corporate partners to market and sell its potential products successfully will depend in part on the extent to which reimbursement for the cost of such potential products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third party payors are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. In addition, for sales of the Company's products in Europe, the Company will be required to seek reimbursement on a country-by-country basis. If the Company or any existing or potential corporate partners succeed in bringing any products to market, there can be no assurance that these products will be considered cost effective, that reimbursement will be available, or if available, that the payors' reimbursement policies will not adversely affect the Company's or any such existing or potential corporate partner's ability to sell such products on a profitable basis.

PRODUCT LIABILITY EXPOSURE; AVAILABILITY OF INSURANCE

    The manufacture and sale of biopharmaceutical products involve an inherent risk of product liability claims and associated adverse publicity. The Company currently has only limited product liability insurance for clinical trials and no commercial product liability insurance. There can be no assurance that it will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive, difficult to obtain and may not be available on acceptable terms, or at all. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of the Company's potential products. A successful product liability claim brought against the Company in excess of its insurance coverage, if any, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Product Liability Insurance."

HAZARDOUS AND RADIOACTIVE MATERIALS; ENVIRONMENTAL MATTERS

    The Company's research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials, and produce waste products. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of contamination or injury from these materials cannot be eliminated completely. In such event, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. Although the Company believes that it is in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that it will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that the Company's business, financial condition or results of operations will not be materially adversely affected by current or future environmental laws or regulations. See "Business -- Government Regulation."

VOLATILITY OF STOCK PRICE

    Prior to November 19, 1996, there had been no public market for the Company's Common Stock, and there can be no assurance that an active market will be maintained. The market price of the shares of Common Stock, like that of the common stock of many other biopharmaceutical companies, is likely to be highly volatile. Factors such as the Company's operating results, developments in the Company's relationships with corporate partners, developments affecting the Company's corporate partners, announcements of results of preclinical studies and clinical trials by the Company, its corporate partners or its competitors, negative regulatory action or regulatory approval with respect to the Company or its competitors, announcements of new products by the Company or its competitors, developments related to patent or other proprietary rights by the Company or its competitors, changes in the position of securities analysts with respect to the Common Stock, and market conditions for biopharmaceutical or biotechnology stocks in general, may cause the market price of the Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the shares of biopharmaceutical, biotechnology and healthcare companies in particular, have experienced extreme price fluctuations. These broad market and industry fluctuations may materially adversely affect the market price of the Common Stock. In some future quarter the Company's operating results may be below the expectations of public market analysts and investors, and, as a result, the price of the Common Stock would likely be materially adversely affected.

CONTROL BY EXISTING STOCKHOLDERS; ANTI TAKEOVER EFFECTS OF CERTAIN CHARTER PROVISIONS AND DELAWARE LAW

    As of February 10, 1997, the Company's officers, directors and principal stockholders beneficially owned approximately 43.87% of the outstanding shares of Common Stock. As a result, such persons may have the ability to effectively control the Company and direct its affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company. In addition, the Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be materially adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Furthermore, certain provisions of the Company's Amended and Restated Certificate of Incorporation may have the effect of delaying or preventing changes in control or management of the Company, which could adversely affect the market price of the Company's Common Stock. In addition, the Company is subject to the provisions of Section 203 of the Delaware General Corporation Law (the "Delaware Law"), an anti-takeover law. See "Security Ownership of Officers, Directors and Principal Stockholders."

BACKGROUND

    The cardiovascular system is comprised of the heart, the blood vessels, the kidneys and the lungs. Together, the components of the cardiovascular system deliver oxygen and other nutrients to the tissues of the body and remove waste products. The heart propels blood through a network of arteries and veins. The kidneys closely regulate the blood volume and the balance of electrolytes (such as sodium, potassium and chloride) in the blood, and the lungs oxygenate the blood and remove carbon dioxide. To accomplish these tasks, the cardiovascular system must maintain adequate blood flow, or cardiac output. Cardiac output is determined by such factors as heart rate and blood pressure, which in turn are controlled by a variety of hormones such as adrenaline, angiotensin and adenosine. These hormones are small molecules which exert their effects by binding to specific receptors on the surfaces of a variety of cell types in the heart, lungs, blood vessels and kidneys. Any significant disruption of this system results in cardiovascular disease.

    Cardiovascular disease is the leading cause of death in the United States, claiming more than 950,000 lives in 1993. The American Heart Association projects the total cost of cardiovascular medications in the United States for 1996 at $11 billion.

    Chronic cardiovascular diseases, including atherosclerosis (hardening of the arteries), hypertension (high blood pressure) and others, may cause permanent damage to the heart and blood vessels, leading to CHF, (4.7 million patients), angina (6.8 million patients) and, heart attack (1.5 million patients). CHF occurs when the heart becomes weakened and, as a result, can no longer maintain adequate blood circulation throughout the body. The kidneys respond to this decrease in blood flow by increasing the retention of salt and water, leading to chronic symptoms such as shortness of breath and edema (fluid retention) in the legs and lungs.

    Over the past twenty years, drugs such as nitrates, beta blockers, calcium channel blockers and ACE inhibitors, have been developed to treat cardiovascular diseases. These drugs have contributed to an increase in the survival of patients who suffer from chronic cardiovascular disease; however, they also can cause a variety of undesirable side effects, including fatigue, depression, impotence, headaches, palpitations and edema. Molecular cardiology has provided new insight into the mechanisms underlying chronic cardiovascular diseases, thus creating the opportunity for improved therapies.

DRUG DISCOVERY PLATFORM

    CVT's drug discovery platform supports several programs, including those focused on the adenosine A(1) receptor, the cell cycle and chronic inflammation in the cardiovascular system. These programs have produced compounds currently in clinical or preclinical development or outlicensed for use in third party drug discovery programs. CVT's expertise in molecular cardiology and drug development has been critical to the identification of these drug candidates.

    The Company believes that its drug discovery platform allows it to efficiently select novel, clinically relevant drug candidates that have a significant probability of commercial potential. CVT first evaluates new targets with respect to clinical relevance and suitability for small molecule inhibition. CVT then utilizes a highly integrated, multidisciplinary approach to produce novel small molecules as drug candidates for these targets. The Company combines molecular modeling and combinatorial chemistry to assemble targeted libraries of new chemical entities, an approach which the Company believes expedites the identification of potential drug leads. The Company has developed a comprehensive proprietary database correlating biological activity of candidate drugs with their structures. From this database, CVT identifies final lead compounds based on predetermined development criteria including potency, specificity, manufacturability, and pharmacologic activity in animal and in vitro models. The Company determines the proper selection of cell-based assays and animal models of disease to enhance development of the drug candidate based on its projected use in the clinical setting.

PRODUCTS UNDER DEVELOPMENT

CVT-124

    The Company believes that CVT-124 is the most potent and selective adenosine A(1) receptor antagonist reported to date. Preclinical studies and clinical trials have shown statistically significant increases in sodium excretion in response to CVT-124. Thus, the Company believes that CVT-124 has the potential to be an effective new therapy for treatment of edema due to CHF and prevention and treatment of acute renal failure.

    CVT-124 was identified in the Company's adenosine A(1) receptor program. This program is focused on the development of agents that are highly selective for the adenosine A(1) receptor and has produced both antagonists and agonists to this class of receptors. The Company continues to explore additional applications of the technology developed in the adenosine A(1) receptor program.

    Adenosine is a naturally occurring hormone that modulates different functions of the heart, brain, kidney and blood vessels. Its actions are mediated in these organs by two classes of receptors, A(1) and A(2), that stimulate very different physiological effects that can be separately targeted in drug development. Adenosine A(1) receptors are located on the proximal tubules of the kidney where they stimulate reabsorption of sodium and hence of water. The Company believes that it was among the first to identify the presence of these adenosine A(1) receptors in the proximal tubule of the kidney. In contrast to A(1) receptors, adenosine A(2) receptors stimulate the dilation of blood vessels in the heart, muscles and kidney thereby lowering blood pressure.

    CVT has focused on creating an adenosine A(1) receptor antagonist specific enough to avoid blocking the A(2) receptor and thus avoiding unintended side effects. This concept was developed based on the Company's insight into the newly discovered role of the A(1) receptor on the proximal tubule cell of the kidney and its potential importance in treatment of edema states, such as CHF, which are characterized by excessive accumulation of sodium and water in the body.

INDICATIONS

    EDEMA ASSOCIATED WITH CONGESTIVE HEART FAILURE. Approximately 4.7 million people in the United States suffer from CHF, with an estimated 400,000 new diagnoses each year. These patients typically seek medical help because of edema, an accumulation of fluid in the lungs and extremities. Approximately 875,000 patients are hospitalized each year in the United States with a primary diagnosis of CHF, and CHF is the leading cause of hospital admissions among patients over 65. Approximately one-quarter of these hospitalized patients exhibit resistance to current intravenous diuretic treatments. The Company believes that these patients would represent the initial target market for CVT-124 in this indication.

    Edema fluid accumulates in the body because of adaptations by the kidney during CHF. Each kidney is comprised of approximately one million tiny blood filtering units called nephrons. Normally in each nephron, blood is filtered at the renal glomerulus and sodium and water are reabsorbed by the kidney at three locations further along the nephron. Fifty to seventy percent of the filtered sodium is reabsorbed at the proximal tubule, the portion of the nephron closest to the glomerulus. Up to 40% is reabsorbed at the loop of Henle, and the remaining portion, usually less than 10%, is reabsorbed at the distal tubule. The filtered, non-reabsorbed impurities wash out into the urine. In patients suffering from CHF, blood flow through the kidney decreases because of the poor pumping function of the heart. The kidney interprets this event as blood loss and attempts to increase its retention of salt and water to maintain blood pressure. It does this by shifting more (up to 99%) of its reabsorption of sodium to the proximal tubule. The result is the harmful build-up of salt and water in the body, leading to edema.

    Current treatment of CHF consists of therapy designed to improve the pumping function of the heart combined with the administration of diuretics to eliminate excess sodium and water from the body by blocking reabsorption in the kidney. However, current diuretic therapies inhibit sodium reabsorption either at the loop of Henle (furosemide) or the distal tubule (thiazides and spironolactone), where as little as one percent of reabsorption of sodium can take place in patients with advanced CHF. Since increasing amounts of sodium are reabsorbed proximally as CHF worsens, distally acting drugs are correspondingly less effective over time and patients become more symptomatic. Approximately one quarter of hospitalized CHF patients exhibit resistance to current intravenous diuretic therapies due to excessive fluid reabsorption in the proximal tubule, and no therapy currently exists which targets this site of the disease process. The dosage for the most commonly prescribed diuretics for edema associated with CHF are often increased as the disease progresses, and therefore are increasingly associated with toxic side effects, including potassium loss, which may lead to an increased incidence of cardiac arrhythmias if potassium is not monitored and replaced, and uric acid build-up which may lead to gout.

    Preclinical studies conducted by the Company have indicated that CVT-124 acts as a potent diuretic by blocking the adenosine A(1) receptors in the proximal tubule that would ordinarily stimulate sodium reabsorption at that site. These studies also indicated that CVT-124 acted at the distal tubule to reduce sodium reabsorption and minimize potassium excretion. This combination of diuretic mechanisms indicates a unique clinical profile as compared to currently available drugs and suggests that CVT-124 may be particularly useful in the treatment of edema associated with CHF on an acute and chronic basis.

    CVT completed a double-blind, placebo-controlled Phase I/II trial of intravenous CVT-124 in 26 healthy volunteers. Data from this trial support CVT-124's combination of diuretic mechanisms. Statistically significant, dose-related increases in sodium excretion were observed in response to CVT-124, amounting to a doubling or more in the excretion of sodium compared to placebo. In contrast, mean potassium excretion did not show clinically significant increases. Uric acid excretion was also significantly increased by CVT-124 compared to placebo. CVT-124 was generally well-tolerated.

    ACUTE RENAL FAILURE. Acute renal failure is a decline in kidney function that may require temporary or chronic therapy with dialysis procedures. Acute renal failure is a complication of certain general medical conditions associated with low blood flow and certain commonly used medications or diagnostic agents, such as cyclosporine, gentamicin, amphotericin, cisplatin, and radiocontrast dye used in x-ray studies. Because the A(1) receptor may be relevant in this type of kidney failure, CVT and the Biogen entities are exploring the possibility of conducting clinical trials in acute renal failure to assess the opportunity for its treatment and prevention by CVT-124.

FUTURE DEVELOPMENT OF CVT-124

    In March 1997, CVT entered into two research collaboration and license agreements, one with Biogen which covers the Americas and the other with Biogen's wholly-owned subsidiary, Biotech Manufacturing, which covers the rest of the world. The Biogen Agreements grant the Biogen entities the exclusive worldwide rights to develop and commercialize CVT-124 and any other adenosine A(1) antagonist owned by CVT for all indications. The Company and the Biogen entities are currently planning a Phase II intravenous clinical trial in stable CHF (18-24 patients) to begin in the first half of 1997. The Company and the Biogen entities are evaluating further clinical trials for CVT-124.

    While the Company's clinical trials to date have utilized an intravenous formulation of CVT-124, the Company and the Biogen entities intend to develop CVT-124 in intravenous and oral formulations, for the treatment of edema in fluid-retaining states like CHF and possibly for the treatment or prevention of acute renal failure. There can be no assurance that CVT-124 will prove to be safe or efficacious in humans or that CVT-124 will obtain FDA or other regulatory or foreign marketing approval for any indication.

    The Company's current estimate of the commencement of various clinical trials included in this report are forward-looking statements that involve risks and uncertainties. The actual clinical trial dates could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the success in completing preclinical development and the other factors set forth under "Risk Factors" and elsewhere in this report.

RANOLAZINE

    Ranolazine is a patented compound which has been tested by Syntex in Phase I and Phase II trials in patients with angina. The compound fits the Company's criteria for development candidates as it is a small molecule which works through a novel mechanism of action. The Company successfully obtained a license for ranolazine from Syntex in March 1996, after the acquisition of Syntex by Roche. The Company is developing ranolazine to treat angina because the Company believes it does not impair blood pressure or heart rate and has an improved tolerability profile.

    Ranolazine acts by modulating the body's metabolism to shift the source of energy for the heart from fatty acid toward glucose. Ranolazine decreases the heart's oxygen demand for a given level of cardiac work because less oxygen is required to produce an equivalent amount of energy from glucose than from fatty acids. The Company believes this effect on muscle metabolism may also benefit patients suffering from intermittent claudication.

INDICATIONS

    ANGINA. Angina is a clinical syndrome manifested by chest pain caused by myocardial ischemia (insufficient blood flow to the heart muscle) due to blockage of the coronary arteries. Patients usually experience chest pain on exertion which can become more severe over time. In the United States, approximately 6.7 million patients are currently diagnosed with angina. Based on a published multicenter study involving over 5,000 angina patients, over half of these patients are currently being treated with multiple medications, including nitrates, beta blockers and calcium channel blockers. These anti-anginal drugs accounted for over $3.0 billion in U.S. sales in 1995. Based on published studies, approximately one-third, or 2.2 million, of angina patients are either diagnosed with both angina and CHF or are resistant to currently available treatments. The Company believes these patients would represent the initial target market for ranolazine.

    All currently available drugs to treat angina reduce the heart's oxygen demand by reducing cardiac work via hemodynamic mechanisms (reduction of pump function, heart rate, and/or blood pressure). These hemodynamic effects can limit or prevent the use of currently available drugs in patients whose blood pressure or cardiac function is already decreased. These effects can be particularly pronounced when these drugs are used in combination. Additional adverse effects include lower extremity edema associated with calcium channel blockers, impotence and depression associated with beta blockers and headaches associated with nitrates. Consequently, for some patients, presently available medical treatment cannot provide complete relief of angina without unacceptable adverse effects.

    Ranolazine IR has been administered to over 200 healthy human volunteers and over 1,200 patients with ischemic heart disease or CHF in clinical trials conducted by Syntex. Placebo controlled ranolazine IR trials involving treadmill testing in patients with chronic stable angina have demonstrated statistically significant and clinically meaningful increases in (i) exercise time to onset of angina, (ii) total exercise duration, and (iii) exercise time to onset of an electrocardiographic change associated with insufficient blood flow to the heart muscle. The anti-anginal effect of ranolazine IR was observed in these trials regardless of whether the drug was given alone or in combination with beta blockers or calcium channel blockers, and the drug was generally well tolerated without a significant incidence of adverse events.

    In initial clinical trials, ranolazine IR was administered on a three times daily schedule. To achieve a more commercially attractive product with a twice-daily dosing schedule, Syntex developed ranolazine SR. In volunteer trials conducted by Syntex, the SR formulation maintained ranolazine plasma concentrations in the range associated with increased exercise times in the stable angina trials of ranolazine IR.

    Although CVT intends to pursue regulatory approval for treatment of all patients with chronic angina, the Company believes angina patients who are resistant to currently available treatments and those with angina and CHF would represent the initial market for ranolazine.

    INTERMITTENT CLAUDICATION. Intermittent claudication is a clinical syndrome manifested by pain in the legs during exercise. Like angina, this syndrome is caused by blockage or narrowing of arteries. These patients generally either limit their activity or in severe cases undergo vascular surgery. Over two million people in the United States suffer from intermittent claudication. Only one drug is approved by the FDA to treat this condition in the United States, and worldwide sales in 1995 were approximately $400 million.

    A pilot trial of ranolazine SR in patients with intermittent claudication was completed by Syntex in 1994. Ranolazine SR was generally well tolerated and exhibited a trend toward prolongation of exercise duration and time to onset of claudication. This clinical trial was not intended to be large enough to demonstrate statistical significance. Further trials will be required to demonstrate the utility of ranolazine SR for this indication.

DEVELOPMENT HISTORY OF RANOLAZINE

    Following the acquisition of Syntex by Roche in 1994, ranolazine clinical development was discontinued. Previously, Syntex had met with the FDA to establish a Phase III clinical development program for ranolazine SR in both angina and intermittent claudication and had begun enrollment in an angina Phase III trial in late 1994.

FUTURE DEVELOPMENT OF RANOLAZINE

    CVT plans to initiate Phase III trials in angina in the second half of 1997. The Company's clinical development plan for ranolazine assumes that Phase I data and several Phase II angina trials with ranolazine IR combined with Phase I data and safety and tolerability data from a pilot Phase II trial for intermittent claudication with ranolazine SR will be accepted by the FDA to initiate Phase III trials with ranolazine SR. There can be no assurance that such clinical data will be accepted by the FDA in support of initiation of such Phase III trials with ranolazine SR or that the Company will not be required or otherwise choose to conduct additional Phase II clinical trials of ranolazine SR prior to commencement of Phase III clinical trials. Commencement of the Phase III trials by Syntex in 1994 was based upon Phase I and II ranolazine IR data combined with Phase I ranolazine SR data. The Company has initiated pharmacological and mechanism studies and has completed the transfer of manufacturing technology from Syntex. There can be no assurance that ranolazine will obtain FDA or other regulatory or foreign marketing approval for any indication.

A(1) AGONISTS

    The Company has designed and synthesized a series of A(1) agonist compounds in the Company's adenosine A(1) receptor program which the Company believes may have potential application in treating supraventricular tachycardia, as well as additional applications. Based on preclinical data, the Company believes these compounds are among the most selective adenosine A(1) receptor agonists reported. Preclinical studies conducted by the Company indicated that these compounds slowed electrical impulses in the conduction tissue of the heart by stimulating the adenosine A(1) receptor.

    Supraventricular tachycardias (atrial fibrillation, atrial flutter and AV nodal re-entrant tachycardias) are among the most common cardiac arrhythmias complicating ischemic heart disease and cardiac surgical procedures and account for over 300,000 new hospital admissions in the United States each year. They originate in the atria as rapid and irregular heart beats that then spread to the ventricles. The ventricular contractions stimulated by the atrial impulses can be so fast and irregular that cardiac function can be severely compromised, resulting in dangerously low blood pressure, fluid in the lungs, and ischemic damage to the heart, brain and other organs.

    Because of the severity of these conditions and the need to treat patients quickly, intravenous therapies are typically used. Current medical therapies aim to slow the heart to a normal rate but have significant limitations in the acute care setting. Digitalis is effective in controlling heart rate, but requires a long time to take effect, which can be dangerous in patients with a failing heart. Calcium channel blockers, beta blockers and adenosine act quickly but are themselves associated with hypotension and depressed cardiac function, potentially exacerbating the condition of patients already experiencing cardiac dysfunction as a complication of the tachycardia.

    For the treatment of supraventricular tachycardia, selective stimulation of the A(1) receptor is required to slow the heart rate without significant stimulation of the A(2) receptor which would lower blood pressure. The Company has identified these compounds as candidates for clinical development of intravenous agents and is proceeding with preclinical studies.

CVT-313 AND CVT-634

    CVT-313 and CVT-634 were designed and synthesized in the Company's cell cycle inhibitor program. The goal of this program is to develop a new class of therapeutics that suppresses abnormal cellular proliferation, which contributes to progressive cardiovascular diseases. Excessive proliferation of cardiovascular connective tissue cells or vascular smooth muscle cells causes the scarring and loss of function that is characteristic of chronic diseases of the heart, blood vessels and kidneys. Several of the Company's scientists and scientific advisors have been among the leaders in identifying the role of cell proliferation in causing a variety of cardiovascular diseases. As part of its drug discovery strategy, the Company has focused upon newly discovered enzymes referred to collectively as the cell cycle enzymes that regulate cellular proliferation. In particular, two important targets identified by the Company, CDK2 and the proteasomal protease, may have different clinical applications. The Company is continuing to explore other cell cycle regulatory enzymes as potential targets in this program. CVT-313 is a novel compound which specifically inhibits CDK2, a critical regulatory protein which participates in the control of the cell cycle. CDK2, whose three dimensional structure was first determined by academic collaborators of the Company, is central to cellular proliferation and was chosen as the Company's first target in the cell cycle inhibitor program. Preclinical studies have shown significant reduction of restenosis after vascular injury, both confirming the appropriate selection of the target and identifying a potential initial clinical application.

    CVT-634, also identified in this program, has been shown to be a potent inhibitor of proteasomal protease, which regulates both CDK2 activation and macrophage activation. CVT-634 has been shown in preclinical studies to control smooth muscle cell proliferation. This compound is undergoing further preclinical testing.

CHRONIC ANTI-INFLAMMATORY INHIBITORS

    CVT is seeking to address chronic inflammatory diseases of the cardiovascular system by targeting macrophage infiltration into the heart and kidney. Activated macrophages are a type of white blood cell found in lesions associated with virtually all chronic cardiovascular diseases, including atherosclerotic plaque, and are known to secrete growth factors which promote cellular proliferation and scarring. The Company has discovered a novel inflammatory factor in this program which has been partnered to Bayer AG for continued development.

LICENSES AND COLLABORATIONS

    CVT has licensed certain chemical compounds from academic collaborators and other companies and has applied its drug discovery strategies to analog and optimize these structures and to identify applications for preclinical and clinical development. The Company has established and intends to establish strategic partnerships to expedite development and commercialization of these drug candidates. For those programs which provide knowledge useful in the identification of compounds with potential application outside of chronic cardiovascular disease, the Company intends to find corporate partners at the preclinical stage. The Company's licenses and collaborations currently in effect include:

UNIVERSITY OF FLORIDA RESEARCH FOUNDATION

    In June 1994, the Company entered into a license agreement with the University of Florida Research Foundation, Inc. ("UFRFI") under which the Company received exclusive worldwide rights to develop adenosine A(1) receptor antagonists and agonists for the detection, prevention and treatment of human and animal diseases. In consideration for the license, the Company paid UFRFI an initial license fee and is obligated to pay royalties based on net sales of products which utilize the licensed technology. Pursuant to the agreement, the Company must exercise commercially reasonable efforts to develop and commercialize one or more products covered by the licensed technology and is obligated to meet milestones in completing certain preclinical work. In the event the Company fails to reach those milestones, UFRFI may convert the exclusive license into a non-exclusive license. As part of the license agreement with UFRFI, the Company entered into a research agreement with the University of Florida.

SYNTEX/ROCHE

    In March 1996, the Company entered into a license agreement with Syntex for United States and foreign patent rights to a compound having the generic name of ranolazine for products treating angina and certain other cardiovascular indications. The agreement provides for Syntex to also supply certain quantities of the compound to the Company. The license agreement is exclusive and worldwide except for the following countries which Syntex licensed exclusively to Kissei Pharmaceuticals, Ltd. of Japan: Japan, Korea, China, Taiwan, Hong Kong, the Philippines, Indonesia, Singapore, Thailand, Malaysia, Vietnam, Myanmar, Laos, Cambodia and Brunei. Under the license agreement, the Company paid an initial license fee. In addition, the Company is obligated to make payments on the achievement of certain development milestones and to make royalty payments based on net sales of products which utilize the licensed technology. The Company is required to use commercially reasonable efforts to develop the compound for angina within certain milestone guidelines. The Company may be obligated to make milestone payments totaling $3.0 million to Syntex in 1997 unless the Company elects to terminate the agreement. The license agreement also sets milestones within which the Company must launch products in each country covered by the license or lose exclusivity in such territories.

BAYER AG

    In May 1996, the Company granted an exclusive worldwide license to Bayer AG for a novel inflammatory factor for preclinical and clinical development for any therapeutic, prophylactic or diagnostic use in humans or animals. In consideration of this license, Bayer AG paid the Company a non-refundable license fee of $250,000, and agreed to make certain cash milestone payments related to the progress of product development. Bayer AG is also obligated to pay the Company royalties based on net sales of products which utilize the licensed technology. The Company is responsible for the expenses of patent prosecution for the licensed technology. Bayer AG may terminate the agreement for any reason upon written notice to the Company.

BIOGEN AND BIOTECH MANUFACTURING

    In March 1997, the Company entered into two research collaboration and license agreements, one with Biogen which covers the Americas and the other with Biogen's wholly-owned subsidiary, Biotech Manufacturing, which covers the rest of the world. The Biogen Agreements grant the Biogen entities the exclusive worldwide right to develop and commercialize CVT-124 and any other adenosine A(1) antagonist owned by CVT for all indications. In exchange for such rights to develop, manufacture and sell the technology, CVT may receive development milestones, equity investments, funding under a general purpose loan facility and royalties from any future product sales. Biogen and Biotech Manufacturing have control and responsibility, with assistance from CVT, for conducting, funding and pursuing all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of the technology.

    In connection with the Biogen Agreements, Biogen paid the Company an initial non- refundable payment of $5.0 million and Biotech Manufacturing purchased 669,857 shares of Common Stock for a total purchase price of $7.0 million. In addition, CVT received advance funding of a milestone payment and funding under a credit facility totalling $4.0 million. Under the terms of the collaboration, the Company will conduct research on aspects of the technology for a period of three years, and Biotech Manufacturing will fund such research through purchases of the Company's Common Stock. Biogen and Biotech Manufacturing may terminate the Biogen Agreements for any reason upon 90 days notice until a certain clinical milestone is achieved, and then upon 60 days thereafter. If the Biogen entities terminate the Biogen Agreements, all rights in the technology would revert to CVT. In addition, Biotech Manufacturing may terminate its obligation to fund the research conducted by the Company, and CVT's obligation to conduct such research, without terminating the entire collaboration, upon 90 days notice prior to each anniversary of the effective date. CVT may also terminate its obligation to conduct such research, without terminating the entire collaboration, after the achievement of a certain milestone upon 90 days notice prior to each anniversary of the effective date. There can be no assurance that the Biogen entities will not terminate the Biogen Agreements. Any such termination would have a material adverse effect on the Company's business, financial condition and results of operations.

MARKETING AND SALES

    The Company currently has no sales, marketing or distribution capability. The Company intends to rely on relationships with one or more pharmaceutical companies or collaborative partners with established distribution systems and direct sales forces to market its products. In the event that the Company is unable to reach and maintain agreement with one or more pharmaceutical companies or collaborative partners to market its products, it may be required to market its products directly and to develop a marketing and sales force with technical expertise and with supporting distribution capability. There can be no assurance that the Company will be able to establish in-house sales and distribution capabilities or relationships with third parties, or that it will be successful in commercializing any of its potential products. To the extent that the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will depend upon the efforts of third parties, and there can be no assurance that such efforts will be successful.

MANUFACTURING

    CVT does not currently operate manufacturing facilities for clinical or commercial production of its proposed products. The Company has no experience in, and currently lacks the resources and capability to, manufacture any of its proposed products on a commercial scale. Accordingly, the Company is, and will continue to be, dependent on corporate partners, licensees or other third parties for clinical and commercial scale manufacturing. The Company does have experience in the transfer of synthetic technology from discovery to scale-up manufacturing facilities, having successfully executed technology transfer for the manufacture of clinical supplies of one orally administered agent and one intravenously administered agent. There can be no assurance that the Company will be able to reach and maintain satisfactory agreements with its partners or third parties or that such parties will be able to develop adequate manufacturing capabilities for commercial scale quantities of products.

PATENTS AND PROPRIETARY TECHNOLOGY

    Patents and other proprietary rights are important to the Company's business. The Company's policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of its business. The Company also relies on trade secrets, confidentiality agreements and other protective measures to protect its technology and proposed products. The Company's failure to obtain patent protection or otherwise protect its proprietary technology or proposed products may have a material adverse effect on the Company's competitive position and business prospects.

    The Company owns four pending patent applications in the United States relating to an inflammatory factor licensed to Bayer AG, the A(1) agonist series of compounds, CVT-313 and CVT-634, as well as one foreign patent application with respect to the inflammatory factor licensed to Bayer. In addition, the Company has acquired and, in turn has granted to the Biogen entities, an exclusive license to one United States issued patent, two United States patent applications and related foreign patent applications related to CVT-124. The Company also has acquired a license which is exclusive in certain territories to three United States issued patents, one United States patent application and related foreign patent applications related to ranolazine. The patent application process takes several years and entails considerable expense. There is no assurance that patents will issue from these applications or, if patents do issue, that the claims allowed will be sufficient to protect the Company's technology. One of the primary patents relating to ranolazine will expire in May 2003 unless the Company is granted an extension based upon delays in the FDA approval process.

    Patent applications in the United States are maintained in secrecy until a patent issues, and the Company cannot be certain that others have not filed patent applications for technology covered by the Company's pending applications or that the Company was the first to invent the technology that is the subject of such patent application. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds, products or processes that block or compete with those of the Company. There can be no assurance that third parties will not assert patent or other intellectual property infringement claims against the Company with respect to its products or technology or other matters. There may be third party patents and other intellectual property relevant to the Company's products and technology which are not known to the Company.

    Patent litigation is becoming more widespread in the biopharmaceutical industry. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of third parties. Although no third party has asserted that the Company is infringing such third party's patent rights or other intellectual property, there can be no assurance that litigation asserting such claims will not be initiated, that the Company would prevail in any such litigation, or that the Company would be able to obtain any necessary licenses on reasonable terms, if at all. Any such claims against the Company, with or without merit, as well as claims initiated by the Company against third parties, can be time-consuming and expensive to defend or prosecute and to resolve. If other companies prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings to determine priority of invention which could result in substantial cost to the Company even if the outcome is favorable to the Company.

    The Company also relies on trade secrets, confidentiality agreements and other protective measures to protect its technology and proposed products. There can be no assurance that third parties will not independently develop equivalent proprietary information or techniques, will not gain access to the Company's trade secrets or disclose such technology to the public, or that the Company can maintain and protect unpatented proprietary technology. The Company typically requires its employees, consultants, collaborators, advisors and corporate partners to execute confidentiality agreements upon commencement of employment or other relationships with the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's technology in the event of unauthorized use or disclosure of such information, or that the parties to such agreements will not breach such agreements.

GOVERNMENT REGULATION

    FDA REQUIREMENTS FOR DRUG COMPOUNDS. The research, testing, manufacture and marketing of drug products are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"), and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions such as warning letters, civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and FDA refusal to approve pending NDA applications or NDA supplements to approved applications.

    The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include: (i) preclinical laboratory tests, IN VIVO preclinical studies and formulation studies; (ii) the submission to the FDA of an IND, which must become effective before clinical testing may commence; (iii) adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication; (iv) the submission of an NDA to the FDA; and (v) FDA review and approval of the NDA prior to any commercial sale or shipment of the drug. Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Preclinical tests must be conducted in compliance with Good Laboratory Practice regulations and compounds for clinical use must be formulated according to cGMP requirements. The results of preclinical testing are submitted to the FDA as part of an IND. A 30-day waiting period after the filing of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not commented on or questioned the IND within this 30-day period, clinical studies may begin. If the FDA has comments or questions, the questions must be answered to the satisfaction of the FDA before initial clinical testing can begin. In addition, the FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense.

    Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practice regulations under protocols detailing the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to (i) determine the efficacy of the drug in specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. If a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's products subject to such testing.

    After completion of the required clinical testing, generally an NDA is submitted. FDA approval of the NDA is required before marketing may begin in the United States. The NDA must include the results of extensive clinical and other testing and the compilation of data relating to the product's chemistry, pharmacology and manufacture, the cost of all of which is substantial. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the FDC Act, the FDA has 180 days in which to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. As a condition of NDA approval, the FDA may require postmarketing testing and surveillance to monitor the drug's safety or efficacy. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information. Notwithstanding the submission of any requested additional data or information in response to an approvable or not approvable letter, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems occur following initial marketing.

    MANUFACTURING. Each domestic drug manufacturing facility must be registered with FDA. Domestic drug manufacturing establishments are subject to periodic inspection by the FDA and must comply with cGMP. Further, the Company or its third party manufacturer must pass a preapproval inspection of its manufacturing facilities by the FDA before obtaining marketing approval of any products. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or corresponding regulatory agencies in countries under reciprocal agreements with the FDA. Drug product manufacturing establishments located in California must be licensed by the State of California in compliance with local regulatory requirements, and other states may have comparable regulations. The Company uses and will continue to use third party manufacturers to produce its products in clinical and commercial quantities. There can be no guarantee that future FDA inspections will proceed without any compliance issues requiring the expenditure of money or other resources.

    FOREIGN REGULATION OF DRUG COMPOUNDS. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities may be necessary in foreign countries prior to the commencement of marketing of the product in such countries. The approval procedure varies among countries, can involve additional testing, and the time required may differ from that required for FDA approval. Although there are some procedures for unified filings for certain European countries with the sponsorship of the country which first granted marketing approval, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed. In Europe, marketing authorizations may be submitted at either a centralized, a decentralized or a national level. The centralized procedure is mandatory for the approval of biotechnology products and provides for the grant of a single marketing authorization which is valid in all European Community member states. As of January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products which are not subject to the centralized procedure. The Company will choose the appropriate route of European regulatory filing to accomplish the most rapid regulatory approvals. There can be no assurance that the chosen regulatory strategy will secure regulatory approvals on a timely basis or at all.

    HAZARDOUS MATERIALS. The Company's research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. Although the Company believes that it is in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that it will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that the operations, business or assets of the Company will not be materially adversely affected by current or future environmental laws or regulations.

COMPETITION

    The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid and significant technological change. While several of CVT's products target diseases for which there are presently no effective therapies, CVT nevertheless is aware of companies which are developing products that will compete for the same disease markets. For example, Kyowa Hakko Co., Ltd., Fujisawa Pharmaceutical, Japan and Discovery Therapeutics, Inc., are each developing adenosine A(1) receptor antagonists. In addition, Sandoz and Glaxo Wellcome P.L.C. both have adenosine A(1) receptor agonists under development. If regulatory approvals are received, ranolazine may compete with several classes of existing drugs for the treatment of angina, some of which are available in generic form, including calcium channel blockers, beta blockers and nitrates. There are also non-pharmacologic treatments such as coronary artery bypass grafting ("CABG") and percutaneous transluminal coronary angioplasty ("PTCA"). However, for those patients who do not respond adequately to existing therapies and remain symptomatic despite maximal treatment with existing anti-anginal drugs and who are not candidates for CABG or PTCA, there is no currently effective treatment. In refractory patients who are candidates for CABG or PTCA, there is no effective pharmacologic treatment available. In the treatment of intermittent claudication, ranolazine may compete with Trental, an FDA approved drug developed by Hoechst Marion Roussel, Inc., beraprost, a prostaglandin being developed by Bristol-Myers Squibb, Cilostazol, a prostaglandin E(1) derivative being developed by Otsuka Pharmaceutical Co., Ltd., and L-carnitine, an amino acid derivative being developed by Sigma Tau Pharmaceuticals, Inc.

    CVT believes that the principal competitive factors in the markets for ranolazine and CVT-124 will include the length of time to receive regulatory approval, product performance, product price, product supply, marketing and sales capability and enforceability of patent and other proprietary rights. CVT believes that it and its collaborative partners are or will be competitive with respect to these factors. Nonetheless, because the Company's products are still under development, the relative competitive position of the Company in the future is difficult to predict.

    The Company expects that the pharmaceutical and biopharmaceutical industries will continue to experience rapid technological development which may render the Company's potential products non-competitive or obsolete. Many current and potential competitors have substantially greater product development capabilities and financial, marketing, scientific, and human resources than the Company. Other companies may succeed in developing products earlier than the Company, obtaining approvals for such products from the FDA more rapidly than the Company or developing products that are safer and more effective than those under development or proposed to be developed by the Company. While the Company will seek to expand its technological capabilities in order to remain competitive, there can be no assurance that research and development by others will not render its technology or potential products obsolete or non-competitive or result in treatments or cures superior to any therapy developed by the Company, or that therapy developed by the Company will be preferred to any existing or newly developed technologies.

PRODUCT LIABILITY INSURANCE

    The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. The Company has only limited product liability insurance for clinical trials and no commercial product liability insurance. There can be no assurance that it will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of the Company's potential products. A product liability claim brought against the Company in excess of its insurance coverage, if any, or a product withdrawal could have a material adverse effect upon the Company's business, financial condition and results of operations.

EMPLOYEES

    As of December 31, 1996, CVT employed 42 individuals full-time, including 16 who hold doctoral degrees. Of the Company's full-time work force, 30 employees are engaged in or directly support research and development activities and 12 are engaged in business development, finance and administrative activities. The Company's employees are not represented by a collective bargaining agreement. The Company believes its relations with its employees are good.

ITEM 2. PROPERTIES

    The Company currently leases a 61,081 square foot building in Palo Alto, California, of which approximately 33,783 square feet are subleased to two third parties. The initial term of the lease expires in February 2002 with an option to renew for five years, and the subleases expire in March 1997 and March 1998, respectively. CVT believes that this facility will be adequate to meet the Company's needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    The Company's Annual Meeting of Stockholders was held on October 29, 1996. The matters voted upon at the meeting and the voting of the stockholders with respect thereto are reflected below in numbers that do not reflect the 1-for-10 reverse stock split of the Company's Common Stock that was approved at the meeting.

    1. Election of the following directors to serve until the next Annual Meeting of Stockholders and until their successors are elected:

Louis G. Lange, M.D., Ph.D...................................  For:  33,008,485 Withheld:  0

Samuel D. Colella............................................  For:  33,008,485 Withheld:  0

Thomas L. Gutshall...........................................  For:  33,008,485 Withheld:  0

Barbara J. McNeil, M.D., Ph.D................................  For:  33,008,485 Withheld:  0

J. Leighton Read, M.D........................................  For:  33,008,485 Withheld:  0

Costa G. Sevastopolous, Ph.D.................................  For:  33,008,485 Withheld:  0

Isaac Stein..................................................  For:  33,008,485 Withheld:  0

    2. Approval of an amendment to the Company's Restated Certificate of Incorporation to: a) effect a 1-for-10 reverse stock split of the Company's Common Stock; and b) eliminate the $2.00 threshold for automatic conversion of the Preferred Stock upon an initial public offering:

Common Stock        For:       3,208,244  Against:           0  Abstain:           0
Preferred Stock     For:       29,750,241 Against       50,000  Abstain:      30,000

    3. Approval of the amendment and restatement of the Company's Restated Certificate of Incorporation, as amended, to be effective concurrently with the closing of the Company's initial public offering:

Common Stock        For:       3,202,161  Against:           0  Abstain:       6,083
Preferred Stock     For:       29,800,241 Against            0  Abstain:      30,000

    4. Approval of the amendment and restatement of the Company's Bylaws, to be effective concurrently with the closing of the Company's initial public offering:

                    For:       33,002,402 Against:           0  Abstain:      86,083

    5. Approval of the amendment and restatement of the Company's 1994 Equity Incentive Plan:

                    For:       32,851,869 Against:     156,916  Abstain:      95,500

    6. Approval of the amendment and restatement of the Company's Non-Employee Directors' Stock Option Plan:

                    For:       32,867,869 Against:     140,916  Abstain:     483,000

    7.  Adoption of an Employee Stock Purchase Plan:

                    For:       32,867,869 Against:     140,916  Abstain:      80,000

    8. Adoption of a form of Indemnity Agreement to be entered into by the Company with each of its directors and executive officers:

                    For:       32,801,869 Against:     206,916  Abstain:      92,500

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Prior to the effectiveness of the Company's Registration Statement on Form S-1, No. 333-12675, on November 19, 1996, there had been no established public trading market for the Company's Common Stock. Since that date, the Company's Common Stock has traded on the Nasdaq National Market System under the symbol "CVTX." From November 19, 1996 - December 31, 1996, the high and low sales prices per share for the Company's Common Stock as reported on Nasdaq National Market System were $7.63 and $6.38, respectively.

    On March 10, 1997, the closing price for the Company's Common Stock was $10.00 per share.

    As of March 10, 1997, the Company had approximately 261 holders of record of its Common Stock.

DIVIDENDS

    The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore, does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    From January 1, 1996 through December 31, 1996, the Company sold and issued the following unregistered securities:

    (1) From January 1, 1996 through December 31, 1996, the Company granted stock options to purchase 356,290 shares of Common Stock to a total of 53 employees, consultants and non-employee directors at a weighted average exercise price of $2.50 per share pursuant to the Company's 1992 Stock Option Plan, 1994 Equity Incentive Plan and Non-Employee Directors' Stock Option Plan.

    (2) In March 1996, the Company issued and sold 375,000 shares of Series E Preferred Stock, convertible into 37,500 shares of Common Stock, and warrants to purchase 187,500 shares of Series E Preferred Stock, convertible into 18,750 shares of Common Stock, at a pre-conversion exercise price of $2.00 per share to an accredited investor pursuant to the terms of a License Agreement dated March 27, 1996.

    (3) In March and May 1996, the Company issued and sold 6,535,970 shares of Series G Preferred Stock, convertible into 653,592 shares of Common Stock, and warrants to purchase 980,392 shares of Common Stock, convertible into 980,392 shares of Common Stock, at an exercise price of $2.50 per share to a total of 64 accredited investors, including one director, three officers and two individuals who were officers and directors, for cash in the aggregate amount of $13,071,940.

    (4) In September 1996, the Company issued warrants to purchase an aggregate of 84,500 shares of Common Stock, at an exercise price of $20.00 per share, and warrants to purchase an aggregate of 84,500 shares of Common Stock, at an exercise price of $2.50 per share, to two accredited investors in connection with a $5.0 million debt financing and pursuant to the terms of a Common Stock Warrant Purchase Agreement.

    The share amounts set forth in this section give effect to the 1-for-10 reverse stock split of the Company's Common Stock effected in October 1996. The sales and issuances of securities in the transactions described in paragraphs
(2)-(4) were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2), Regulation D or Regulation S promulgated thereunder. With respect to the grant of stock options described in paragraph (1), an exemption from registration was unnecessary in that none of the transactions involved a "sale" of securities as such term is used in Section 2(3) of the Securities Act.

    Appropriate legends are affixed to the stock certificate issued in the aforementioned transactions. Similar legends were imposed in connection with any subsequent sales of any such securities. All recipients received adequate information about the Company or had access, through employment or other relationships, to such information.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

                                                                                              INCEPTION   INCEPTION
                                                                                              (DEC. 11,   (DEC. 11,
                                                                                              1990) TO     1990) TO
                                                         YEAR ENDED DECEMBER 31,              DEC. 31,     DEC. 31,
                                              ---------------------------------------------  -----------  ----------
                                                 1996        1995        1994       1993        1992         1996
                                              ----------  ----------  ----------  ---------  -----------  ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
License revenue.............................  $      250  $   --      $   --      $  --       $  --       $      250
Operating expenses:
  Research and development..................       7,141      12,856       8,823      4,731       1,167       34,718
  General and administrative................       2,917       3,402       2,802        947         429       10,497
                                              ----------  ----------  ----------  ---------  -----------  ----------
Total operating expenses....................      10,058      16,258      11,625      5,678       1,596       45,215
                                              ----------  ----------  ----------  ---------  -----------  ----------
Loss from operations........................      (9,808)    (16,258)    (11,625)    (5,678)     (1,596)     (44,965)
Interest (income) expense, net..............         557         466        (258)      (161)         34          638
                                              ----------  ----------  ----------  ---------  -----------  ----------
    Net loss................................  $  (10,365) $  (16,724) $  (11,367) $  (5,517)  $  (1,630)  $  (45,603)
                                              ----------  ----------  ----------  ---------  -----------  ----------
                                              ----------  ----------  ----------  ---------  -----------  ----------

Net loss per share..........................  $    (5.44)
                                              ----------
                                              ----------
Shares used in computing net loss per
  share.....................................       1,906
                                              ----------
                                              ----------
Pro forma net loss per share (1)............              $    (4.33)
                                                          ----------
                                                          ----------
Shares used in computing pro forma net loss
  per share (1).............................                   3,861
                                                          ----------
                                                          ----------

                                                                                 DECEMBER 31,
                                                           --------------------------------------------------------
                                                              1996        1995        1994       1993       1992
                                                           ----------  ----------  ----------  ---------  ---------
                                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short term investments........  $   21,568  $    5,569  $    9,743  $   5,466  $   4,030
Working capital..........................................      20,278         271       7,686      5,196      3,904
Total assets.............................................      26,139      11,448      16,099      7,662      5,375
Long-term portion of debt and capital lease
  obligations............................................       5,000       3,402       2,698        745        500
Deficit accumulated during development stage.............     (45,626)    (35,261)    (18,537)    (7,170)    (1,653)
Total stockholders' equity...............................      18,676       1,804      10,561      6,363      4,568

------------------------

(1) See Note 1 of Notes to Consolidated Financial Statements for a description of the shares used in calculating pro forma net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors."

OVERVIEW

    CVT is a development stage biopharmaceutical company focused exclusively on the application of molecular cardiology to the discovery, development and commercialization of novel small molecule drugs for the treatment of chronic cardiovascular disease. Since its inception in December 1990, substantially all of the Company's resources have been dedicated to research and development. To date, CVT has not generated any product revenue and does not expect to generate any such revenues for at least several years. As of December 31, 1996, the Company had an accumulated deficit of approximately $45.6 million. The Company expects its sources of revenue, if any, for the next several years to consist of payments under existing and future corporate partnerships and interest income. The process of developing the Company's products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for the foreseeable future. The Company will not receive product revenue unless it or its collaborative partners complete clinical trials and successfully commercialize one or more of its products.

    CVT is subject to risks common to biopharmaceutical companies, including risks inherent in its research and development efforts and clinical trials, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, potential competition and uncertainty of regulatory approval. In order for a product to be commercialized, it will be necessary for CVT and its collaborators to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of the Company's product candidates, obtain regulatory clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. There can be no assurance that the Company will generate revenues or achieve and sustain profitability in the future.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 AND 1995

    REVENUES. The Company recognized revenues of $250,000 for the year ended December 31, 1996, due to a non-refundable, up-front fee earned from a license agreement with Bayer AG.

    RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses decreased to $7.1 million for the year ended December 31, 1996, compared to $12.9 million for the year ended December 31, 1995. The higher expenses in 1995 were largely due to higher development expenditures associated with the CVT-1 hypercholesterolemia program, which was terminated in late 1995 and for which minimal costs were incurred in 1996. In addition, research and development expenses decreased in 1996 as a result of a decrease in research personnel and related expenses resulting from a reduction in headcount in November 1995. This was partially offset by a $750,000 license fee paid in equity securities to a collaborative partner in March 1996. Under a current license agreement, the Company may be obligated to make milestone payments totaling $3.0 million to Syntex in 1997 unless the Company elects to terminate the agreement. In addition, the Company expects research and development expenses to increase significantly over the next several years as the Company expands research and product development efforts. See Note 8 of Notes to Consolidated Financial Statements.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $2.9 million for the year ended December 31, 1996, compared to $3.4 million for the year ended December 31, 1995, due to decreases in personnel and related expenses. The Company expects general and administrative expense to increase in the future due to an increase in the level of the Company's activities, additional expenses associated with being a public company and amortization of deferred compensation expense.

    INTEREST (EXPENSE) NET. Interest (expense), net increased to $(557,000) for the year ended December 31, 1996, compared to $(466,000) for the year ended December 31, 1995, as a result of higher loan balances and prepayment penalties associated with a restructuring of the Company's debt, partially offset by higher average cash balances. The Company expects that interest (expense), net will decrease as a result of lower debt costs associated with the Company's debt restructuring and anticipated increases in interest income generated from the proceeds of the Company's initial public offering and potential future funding from existing and future collaborative partners. See Note 10 of Notes to Consolidated Financial Statements.

    The Company records and amortizes over the related vesting periods deferred compensation representing the difference between the exercise price of options granted and the deemed fair value of its Common Stock at the time of grant. Options generally vest over four years. Deferred compensation of approximately $2.3 million has been recorded and will be amortized to both research and development expenses as well as general and administrative expenses over the related vesting periods (generally four years) of the options granted.

    The Company has not generated taxable income to date. At December 31, 1996, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $41.0 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2007 through 2011 if not utilized. As a result of the annual limitation, a portion of these carryforwards may expire before becoming available to reduce the Company's federal income tax liabilities.

YEARS ENDED DECEMBER 31, 1995 AND 1994

    RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses increased to $12.9 million for the year ended December 31, 1995, from $8.8 million for the year ended December 31, 1994. Research and development expenses increased as a result of higher development expenses primarily associated with the CVT-1 program which was terminated in late 1995, along with higher expenses associated with the hiring of additional personnel to support the Company's expanding research and product development efforts, at that time.

    GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses increased to $3.4 million for the year ended December 31, 1995, from $2.8 million for the year ended December 31, 1994, primarily as a result of costs associated with the increasing level of the Company's activities, including increased headcount and related expenses, at that time.

    INTEREST (EXPENSE) NET. Interest (expense) net increased to $(466,000) for the year ended December 31, 1995, from interest income, net of $(258,000) for the year ended December 31, 1994. These changes relate primarily to increased debt balances and decreased cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since inception primarily through private placements of preferred equity securities, equipment and leasehold improvement financing, other debt financing and payments under a corporate collaboration. In November 1996, the Company completed an initial public offering and raised net proceeds of approximately $13.0 million. As of December 31, 1996, the Company had received approximately $63.4 million in net proceeds from the sale of equity securities, and approximately $13.9 million, before repayment, from loans and equipment and leasehold financings.

    On March 7, 1997, the Company entered into two research collaboration and license agreements, one with Biogen and one with Biogen's wholly owned subsidiary, Biotech Manufacturing. The Biogen Agreements grant the Biogen entities the exclusive worldwide rights to develop and commercialize CVT-124 and any other adenosine A(1) antagonist owned by CVT for all indications. In exchange for such rights to develop, manufacture and sell the technology, CVT received an upfront payment of $16.0 million, including $5.0 million in cash, a $7.0 million equity investment consisting of the purchase of 669,857 shares of the Company's Common Stock at $10.45 per share, and advanced funding of a milestone payment and funding under a credit facility totalling $4.0 million. In addition, CVT may receive development milestones, equity investments, funding under a general purpose loan facility and royalties from any future product sales.

    Cash, cash equivalents and short-term investments at December 31, 1996 totalled $21.6 million compared to $5.6 million at December 31, 1995. The increase in 1996 was due to the receipt of the net proceeds from the sale of equity securities in the Company's initial public offering. The Company's funds are currently invested in short-term, investment grade, interest-bearing debt obligations.

    Net cash used in operations for the year ended December 31, 1996 was $8.3 million, compared to $14.3 million for the year ended December 31, 1995. The decrease in cash used in operations was primarily a result of a decrease in research and development expenses and reduced headcount and related expenses. Net cash used in operations in 1995 was $14.3 million, compared to $10.3 million in 1994. Net cash used in operations increased in 1995 as compared to 1994 primarily due to the increase in research and development expenses, most of which were related to clinical trials and other development expenditures for the CVT-1 program which was terminated in November 1995.

    Through December 31, 1996, the Company had invested approximately $6.1 million in property and equipment, of which approximately $4.4 million was financed through equipment and leasehold financings.

    On September 27, 1996, the Company completed a refinancing of its existing debt obligations with $5.0 million of debt financing from entities associated with Hambrecht & Quist Group (the "H&Q Debt Financings"). The H&Q Debt Financings consist of a $3.0 million term loan which bears interest at the rate of 9.0% per annum, secured by all of the assets of the Company, and has a final maturity in September 1999, and a $2.0 million term loan which bears interest at 9.0% per annum and is due January 1, 1997. On January 1, 1997, the Company converted the $2.0 million term loan to an equipment lease which bears interest at the rate of 9.0% per annum and has a final maturity in September 1999. Future minimum lease payments will total $1.0 million in 1997, $0.8 million in 1998 and $0.6 million in 1999. See Note 5 of Notes to Consolidated Financial Statements.

    The Company will require substantial additional funding in order to complete its research and development activities and commercialize any potential products. The Company currently estimates that its existing resources, including the net proceeds from the Company's initial public offering, payments from the Biogen entities and projected interest income, will enable the Company to maintain its current and planned operations through 1998. However, there can be no assurance that the Company will not require additional funding prior to such time. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of the Company to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical material and other factors not within the Company's control. There can be no assurance that such additional financing to meet the Company's capital requirements will be available on acceptable terms or at all. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise choose or may adversely affect the Company's ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Financial Statements and notes thereto appear beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

    The executive officers, directors and key employees of the Company and their ages as of March 15, 1997 are as follows:

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Louis G. Lange, M.D., Ph.D...........................          48   Chairman of the Board and Chief Executive Officer
Kathleen A. Stafford.................................          39   Chief Financial Officer
Michael M. Wick, M.D., Ph.D..........................          51   Senior Vice President, Research
Andrew A. Wolff, M.D.................................          42   Vice President, Clinical Research and Development
Michael J. Sterns, D.V.M.............................          38   Director of Business Development
Samuel D. Colella (1)(2).............................          57   Director
Thomas L. Gutshall (2)...............................          59   Director
Barbara J. McNeil, M.D., Ph.D. (2)...................          56   Director
J. Leighton Read, M.D. (1)...........................          46   Director
Costa G. Sevastopoulos, Ph.D. (1)....................          54   Director
Isaac Stein (2)......................................          50   Director

------------------------------

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

    LOUIS G. LANGE, M.D., PH.D., was a founder of the Company and has served as its Chairman of the Board and Chief Executive Officer since August 1992. From July 1980 to August 1992, Dr. Lange served on the faculty of Washington University School of Medicine, including as Chief of Cardiology at Jewish Hospital in St. Louis, Missouri from May 1985 to August 1992, and as a full professor of medicine from July 1990 until August 1992. Dr. Lange is internationally recognized as an expert in the field of molecular mechanisms of cardiovascular disease. He holds an M.D. from Harvard Medical School and a Ph.D. in biochemistry from Harvard University.

    KATHLEEN A. STAFFORD has served as Chief Financial Officer of the Company since December 1995. From May 1995 to December 1995, Ms. Stafford served as a consultant to the Company in the area of financial affairs. From January 1994 to October 1994, Ms. Stafford served as a Vice President and the Chief Financial Officer for ONYX Pharmaceuticals, Inc., a biotechnology company. From February 1989 until January 1994, Ms. Stafford served as a Treasurer for Amgen, Inc., a biopharmaceutical company. Ms. Stafford holds a B.S. in combined science from Santa Clara University and an M.B.A. from Virginia Polytechnic Institute.

    MICHAEL M. WICK, M.D., PH.D., has served as Senior Vice President, Research for the Company since November 1995. From May 1995 to November 1995, Dr. Wick served as Vice President, Biological Chemistry for the Company. From September 1990 until May 1995, he served as the Executive Director of Oncology-Immunology Research and Discovery at Lederle Laboratories, American Cyanamid Inc., a pharmaceutical company. In addition, from May 1994 to May 1995, he served as the Executive Director of Clinical Research for Oncology and Chairman of the Joint Immunex American Cyanamid Research and Development Committee. He holds an M.D. from Harvard Medical School and a Ph.D. in chemistry from Harvard University.

    ANDREW A. WOLFF, M.D., has served as Vice President of Clinical Research and Development for the Company since September 1996. From September 1994 to September 1996, Dr. Wolff served as Vice

President of Clinical Research for the Company. From June 1993 until September 1994, Dr. Wolff served as the Executive Director of Medical Research and New Molecules Clinical Programs Leader for Syntex, a pharmaceutical and healthcare company. From July 1990 until June 1993, Dr. Wolff served as the Director, Department for Cardiovascular Therapy for Syntex. In addition, from August 1992 to February 1993, he served as the acting Associate Director for Europe, Institute for Cardiovascular and Central Nervous System Clinical Research, Maidenhead, England. Since June 1988, Dr. Wolff has served also as an assistant clinical professor of medicine in the Cardiology Division of the University of California, San Francisco. He holds an M.D. from the Washington University Medical School.

    MICHAEL J. STERNS, D.V.M., has served as the Director of Business Development for the Company since February 1995. From March 1993 until February 1995, Dr. Sterns served as the Senior Director, Business Development for Microcide Pharmaceuticals, Inc., a biopharmaceutical company. From October 1990 to March 1993, he served as Director, Business Development for ALZA Corporation, a pharmaceutical company. Dr. Sterns holds a D.V.M. from the University of California at Davis and an M.B.A. from the University of California at Berkeley.

    SAMUEL D. COLELLA has served as a director of the Company since October 1992. Since November 1984, Mr. Colella has been a General Partner of Institutional Venture Partners, a private venture capital firm. He currently serves as Chairman of the Board of Directors of ONYX Pharmaceuticals, Inc. He also serves as a director of Integrated Medical Resources, Inc., Imagyn Medical, Inc., Pharmacopeia, Inc. and Vivus, Inc. Mr. Colella holds a B.S. in business and engineering from the University of Pittsburgh and an M.B.A. from Stanford University.

    THOMAS L. GUTSHALL has served as a director of the Company since December 1994 and as a consultant to the Company since September 1996. Since August 1996, Mr. Gutshall has served as the Chief Executive Officer of Cepheid Corporation, a diagnostics company. From January 1995 to September 1996, he served as President and Chief Operating Officer of the Company. From June 1989 until December 1994, Mr. Gutshall served as an Executive Vice President at Syntex Corporation, a pharmaceutical and healthcare company. Mr. Gutshall earned a B.S. in chemical engineering from the University of Delaware and completed the Executive Marketing Management Program at Harvard Business School.

    BARBARA J. MCNEIL, M.D., PH.D., has served as a director of the Company since December 1994. Since 1990, Dr. McNeil has served as the Ridley Watts Professor of Health Care Policy at Harvard Medical School. In addition, since July 1988, she has served as the Chair of the Department of Health Care Policy at Harvard Medical School. Since 1983, she has been a professor of radiology at both Harvard Medical School and Brigham and Women's Hospital in Boston. Dr. McNeil also serves as a director of Patient Infosystems, Inc. Dr. McNeil holds an M.D. from Harvard Medical School and a Ph.D. in biological chemistry from Harvard University.

    J. LEIGHTON READ, M.D., has served as a director of the Company since September 1992. Dr. Read founded Aviron, a biopharmaceutical company focused on prevention of disease, and has served as its Chairman and Chief Executive Officer since April 1992. In 1987, he co-founded Affymax N.V. with Dr. Alejandro Zaffaroni, serving initially as its Executive Vice President and Chief Operating Officer and later as President of the Pharma Division and as a Managing Director of the parent company. Prior to that, he was a partner in Interhealth Limited, an investment partnership. Dr. Read trained in internal medicine and held appointments at the Harvard Medical School and School of Public Health, where his research dealt with techniques for assessing the cost-effectiveness of pharmaceutical products. He is a co-inventor of Affymax's VLSIPS technology, combining photolithography and combinatorial chemistry for which he shared in the Newcomb Cleveland Prize awarded for the best paper of the year Science and the Distinguished Inventor Award of the Intellectual Property Association. Dr. Read holds a B.S. in biology and psychology from Rice University and an M.D. from the University of Texas Health Science Center at San Antonio.

    COSTA G. SEVASTOPOULOS, PH.D., has served as a director of the Company since October 1992. Since May 1994, Dr. Sevastopoulos has been an independent consultant and a limited partner of Delphi Ventures I and II, both venture capital partnerships. From April 1988 to April 1994, he served as a general partner of Delphi BioVentures, a venture capital partnership, which he co-founded. Dr. Sevastopoulos currently serves as Chairman of the Board of Directors of Metra Biosystems, Inc. He holds a B.S. in physics from the University of Athens, Greece, an M.S. in electrical engineering from the California Institute of Technology, an M.B.A. from the European Institute of Business Administration in Fontainebleau, France, and a Ph.D. in molecular biology from the University of California at Berkeley.

    ISAAC STEIN has served as a director of the Company since March 1995. Since its inception, Mr. Stein has served as the president of Waverley Associates, Inc., a private investment firm, which he founded in 1983. In addition, Mr. Stein currently serves as Chairman of Stanford Health Services and is a director of Stanford University Hospital and a Trustee of Stanford University. He also serves as the Chairman of the UCSF -- Stanford Health Care, formed in 1997 for the proposed merger of clinical activities of UCSF and Stanford University. From February 1993 to February 1994, Mr. Stein served as a special assistant to the President of Stanford University. From July 1990 to December 1992, he served as Chairman of Esprit de Corp., an apparel company, and from March 1991 to February 1992, he served as its acting President and Chief Executive Officer. Mr. Stein currently serves as a director of ALZA Corporation, Raychem Corporation, and The Benham Group. Mr. Stein holds a B.A. in economics and mathematics from Colgate University, an M.B.A. from Stanford Business School and a J.D. from Stanford Law School.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

    Other than Isaac Stein and Barbara McNeil, who receive $1,000 per meeting attended as described below, the Company's directors currently do not receive cash compensation for service on the Board of Directors or any committee thereof, but directors may be reimbursed for reasonable expenses in connection with attendance at Board and committee meetings.

    In July 1994, the Board of Directors adopted and in July 1995, the stockholders approved the Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). On September 23, 1996, the Board of Directors amended and restated, and on October 29, 1996, the stockholders approved the amended and restated Directors' Plan. The Directors' Plan provides for automatic grants of options to purchase shares of Common Stock to non-employee directors of the Company ("Non-Employee Directors"). Pursuant to the terms of the Directors' Plan, each Non-Employee Director is automatically granted an option to purchase shares of Common Stock. On September 8, 1996, each Non-Employee Director was granted an option to purchase 500 shares. These options vest at the rate of 1/36 per month. Upon the amendment and restatement of the Directors' Plan, each Non-Employee Director was granted an additional option to purchase 15,000 shares. Each subsequently elected Non-Employee Director will also be granted an option to purchase 15,000 shares at his or her election. These options for 15,000 shares vest as to 33.33% of the shares 12 months from the date of grant, and at the rate of 1/36 per month thereafter, if the Non-Employee Director provides services to the Company or its affiliates through the applicable vesting date. In addition, at each annual meeting of the Company's stockholders starting in 1997, each Non-Employee Director will be granted an option to purchase 5,000 shares, which will vest 12 months from the date of grant if the Non-Employee Director provides services to the Company or its affiliates through such date.

    The exercise price of options granted under the Directors' Plan must equal the fair market value of the Common Stock on the date of grant; provided, however, that prior to the September 1996 amendment and restatement of the Directors' Plan, the exercise price of options granted to any person possessing more than 10% of the total combined voting power of all classes of stock of the Company or of any of its affiliates was 110% of the fair market value on the date of grant. No option granted under the Directors' Plan may be exercised after the expiration of ten years from date it was granted. No option may be transferred by the optionee other than by will or the laws of descent or distribution, provided that an optionee may designate a beneficiary who may exercise the option following the optionee's death. Upon certain changes in control of the Company, outstanding options will be assumed or substituted by the surviving corporation. The Directors' Plan will terminate in September 2006, unless earlier terminated by the Board.

    Under the terms of a Separation and Consulting Agreement between the Company and Thomas L. Gutshall, the Company accepted Mr. Gutshall's resignation as President and Chief Operating Officer effective September 2, 1996 and Mr. Gutshall agreed to continue to serve as a member of the Company's Board of Directors and to serve as a consultant to the Company through December 31, 1998. Pursuant to this agreement, Mr. Gutshall received $22,750 as compensation for his consulting services in the fiscal year ended December 31, 1996. Mr. Gutshall will receive $3,500 per month as consulting fees during the fiscal years ending December 31, 1997 and 1998.

    Under the terms of a Consulting Agreement for Individual Consultants between the Company and Barbara J. McNeil, M.D., Ph.D., the Company agreed to pay a fixed fee of $1,000 per day as compensation for Dr. McNeil's services. In the fiscal year ended December 31, 1996, Dr. McNeil earned $2,000 as compensation for her services. The Company paid that amount to Dr. McNeil in 1997. The Company may terminate this agreement for any reason upon written notice.

    Under the terms of a Consulting Agreement for Individual Consultants between the Company and Isaac Stein, Mr. Stein received $6,000 as compensation for his services in the fiscal year ended December 31, 1996. In addition, in September 1996 the Company granted Mr. Stein an option to purchase 10,000 shares of Common Stock outside the Directors' Plan at an exercise price of $2.50 per share. The option vests over a three year period. The Company may terminate the agreement for any reason upon written notice.

    As compensation for consulting services rendered in the fiscal year ended December 31, 1996, the Company paid Dr. Sevastopoulos $30,000 in 1997. In addition, in September 1996, the Company granted him an option to purchase 5,000 shares of Common Stock at an exercise price of $2.50 per share. The option grant vests over a three year period.

COMPENSATION OF EXECUTIVE OFFICERS

    The following table sets forth certain compensation awarded or paid by the Company during the fiscal years ended December 31, 1995 and 1996 to its Chief Executive Officer and the Company's next four most highly compensated officers during the fiscal year ended December 31, 1996 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG-TERM
                                                                                                COMPENSATION
                                                                ANNUAL COMPENSATION             -------------
                                                     -----------------------------------------   SECURITIES
                                                                               OTHER ANNUAL      UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION                 YEAR     SALARY($)   BONUS($)     COMPENSATION($)    OPTIONS(#)     COMPENSATION($)
----------------------------------------  ---------  ---------  -----------  -----------------  -------------  -----------------
Louis G. Lange, M.D., Ph.D.                 1995       250,000      --              30,000(1)        55,000           --
  Chairman of the Board                     1996       250,000      10,000          94,242(2)        65,000           --
  and Chief Executive Officer

Kathleen A. Stafford                        1995         5,000      --              --               35,250           95,425(3)
  Chief Financial Officer                   1996       109,800      --              --               14,250           --

Michael M. Wick, M.D., Ph.D.                1995       160,045      30,000          --               62,500           --
  Senior Vice President,                    1996       190,000      10,000          --               27,500           --
  Research

Andrew W. Wolff, M.D.                       1995       175,500      17,500          --                7,500           --
  Vice President, Clinical                  1996       184,000      10,000          --               22,500           --
  Research and Development

George F. Schreiner, M.D., Ph.D.            1995       159,750      --              26,625(1)        12,800           --
  Vice President, Clinical                  1996       163,000       5,000          22,785(5)        15,000           --
  Research and Development (4)

------------------------------

(1) Consists of amounts forgiven on loan obligations.

(2) Consists of $92,880 forgiven on loan obligations and $1,362 paid to satisfy related tax obligations. See "Certain Transactions."

(3) Consists of fees paid for consulting services.

(4) Dr. Schreiner terminated his employment with the Company in January 1997.

(5) Consists of $15,066 forgiven on loan obligations, $219 paid to satisfy related tax obligations and $7,500 in mortgage assistance. See "Certain Transactions."

                       OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth each grant of stock options made during the fiscal year ended December 31, 1996 to each of the Named Executive Officers:

                                                                 INDIVIDUAL GRANTS                     POTENTIAL REALIZABLE
                                               ------------------------------------------------------    VALUE AT ASSUMED
                                                             PERCENTAGE OF                               ANNUAL RATES OF
                                                NUMBER OF    TOTAL OPTIONS                                 STOCK PRICE
                                               SECURITIES     GRANTED TO                                 APPRECIATION FOR
                                               UNDERLYING    EMPLOYEES IN     EXERCISE                    OPTION TERM(3)
                                                 OPTIONS        FISCAL          PRICE     EXPIRATION   --------------------
NAME                                           GRANTED(#)     YEAR(%)(1)     ($/SH) (2)      DATE        5%($)     10%($)
---------------------------------------------  -----------  ---------------  -----------  -----------  ---------  ---------
Louis G. Lange, M.D., Ph.D...................      65,000(4)        18.21          2.50     09/09/06     102,195    258,983
Kathleen A. Stafford.........................      12,000(5)         3.36          2.50     09/09/06      18,867     47,812
                                                    2,250(6)         0.63          2.50     03/27/06       3,538      8,965
Michael M. Wick, M.D., Ph.D..................      27,500(5)         7.72          2.50     09/09/06      43,237    109,570
Andrew A. Wolff, M.D.........................      22,500(5)         6.32          2.50     09/09/06      35,375     89,648
George F. Schreiner, M.D., Ph.D. (7).........      15,000           4.21           2.50     04/07/97           0          0

------------------------------

(1) Based on an aggregate of options to purchase 356,290 shares of the Company's Common Stock granted to employees and directors of, and consultants to, the Company during the fiscal year ended December 31, 1996, including the Named Executive Officers.

(2) The exercise price per share of each option was equal to the fair market value of the Common Stock on the date of grant as determined by the Board of Directors.

(3) The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated assuming that the stock price on the date of grant appreciates from the date of grant at the indicated annual rate compounded annually for the entire term of the option and the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term.

(4) Twenty percent of the option vests one year from the vesting commencement date, with subsequent vesting at a rate of 1.67% each month until fully vested. The option expires ten years from the date of grant or earlier upon termination of employment.

(5) Twenty-four percent of the option vests one year from the vesting commencement date, with subsequent vesting at a rate of two percent per month until fully vested. The option expires ten years from the date of grant or earlier upon termination of employment.

(6) The option is fully vested and expires ten years from the date grant or earlier upon termination of employment.

(7) In connection with the termination of Dr. Schreiner's employment, the option to purchase 15,000 shares did not vest and will be cancelled on April 7, 1997.

 AGGREGATE OPTION EXERCISES IN FISCAL 1996 AND DECEMBER 31, 1996 OPTION VALUES

    The following table sets forth the number and value of securities underlying unexercised options held by each of the Named Executive Officers at December 31, 1996. No options were exercised by the Named Executive Officers in the fiscal year ended December 31, 1996.

                                                                                            VALUE OF UNEXERCISED
                                                                                           IN- THE-MONEY OPTIONS
                                                                NUMBER OF SECURITIES          AT DECEMBER 31,
                                                           UNDERLYING UNEXERCISED OPTIONS         1996($)
                                                              AT DECEMBER 31, 1996(#)           EXERCISABLE/
NAME                                                        EXERCISABLE/UNEXERCISABLE(1)      UNEXERCISABLE(2)
---------------------------------------------------------  ------------------------------  ----------------------
Louis G. Lange, M.D., Ph.D...............................              195,000/0                   890,350/0
Kathleen A. Stafford.....................................               39,500/0                   165,505/0
Michael M. Wick, M.D., Ph.D..............................               60,000/0                   251,400/0
Andrew A. Wolff, M.D.....................................               52,500/0                   219,975/0
George F. Schreiner, M.D., Ph.D..........................               68,025/0                   337,237/0

------------------------------

(1) As of December 31, 1996, of the 195,000, 39,500, 60,000, 52,500 and 68,025
    option shares held by Louis G. Lange, M.D., Ph.D., Kathleen A. Stafford, Michael M. Wick, M.D., Ph.D., Andrew A. Wolff, M.D. and George F. Schreiner, M.D., Ph.D., 125,750, 27,200, 47,650, 40,175 and 33,383 option shares, respectively, were unvested and subject to repurchase by the Company, if exercised.

(2) Based on the fair market value of the Company's Common Stock at December 31, 1996 ($6.69) minus the exercise price of the options.

ITEM 12. SECURITY OWNERSHIP OF OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS

    The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 10, 1997 by: (i) each stockholder who is known by the Company to own beneficially more than 5% of the Common Stock; (ii) each Named Executive Officer of the Company; (iii) each director of the Company; and (iv) all directors and executive officers of the Company as a group.

                                                                                                SHARES BENEFICIALLY
                                                                                                     OWNED(1)
                                                                                              -----------------------
                                                                                                          PERCENT OF
BENEFICIAL OWNER                                                                                NUMBER       TOTAL
--------------------------------------------------------------------------------------------  ----------  -----------
Zesiger Capital Group, LLC (2) .............................................................     649,800       10.50%
  320 Park Avenue
  New York, NY 10022

Samuel D. Colella (3).......................................................................     603,406        9.65

Entities affiliated with Institutional Venture Management V., L.P. (4) .....................     586,406        9.41
  3000 Sand Hill Road
  Building 2, Suite 290
  Menlo Park, CA 94025

Entities affiliated with Delphi Ventures II, L.P. (5) ......................................     367,979        5.93
  3000 Sand Hill Road
  Building 1, Suite 135
  Menlo Park, CA 94025

Entities affiliated with BankAmerica Ventures (6) ..........................................     367,186        5.93
  950 Tower Lane, Suite 700
  Foster City, CA 94404

Entities affiliated with Asset Management Associates, 1989, L.P. (7) .......................     314,398        5.07
  2275 East Bayshore Road, Suite 150
  Palo Alto, CA 94303

Louis G. Lange, M.D., Ph.D. (8).............................................................     308,077        4.83

Kathleen A. Stafford (9)....................................................................      63,250        1.02

Michael M. Wick, M.D., Ph.D. (10)...........................................................      62,539        1.00

Thomas L. Gutshall (11).....................................................................      59,339       *

Andrew A. Wolff, M.D. (12)..................................................................      52,500       *

Isaac Stein (13)............................................................................      40,999       *

J. Leighton Read, M.D. (14).................................................................      23,221       *

Costa G. Sevastopoulos, Ph.D. (15)..........................................................      21,292       *

Barbara J. McNeil, M.D., Ph.D. (16).........................................................      18,499       *

George F. Schreiner, M.D., Ph.D. (17).......................................................      35,107       *

All directors and executive officers as a group (10 persons) (18)...........................   1,253,102       18.68

------------------------------

*   Represents beneficial ownership of less than 1%.

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Commission. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table. Except as indicated by footnote, and subject to community property laws where applicable, to the knowledge of the Company, all persons named in the table above have sole voting and investment power with respect to all shares of Common Stock, shown as beneficially owned by them. Percentage of beneficial ownership is based on 6,188,778 shares of Common Stock outstanding as of February 10, 1997.

(2) Zesiger Capital Group, LLC has dispositive power pursuant to authority granted by its investment clients. Zesiger Capital Group, LLC disclaims beneficial ownership of all such shares.

(3) Includes 17,000 shares issuable upon the exercise of options, 15,777 of which would be subject to repurchase by the Company as of April 11, 1997, if issued. Also includes the shares identified in footnote (4) below. Mr. Colella is a general partner of IVM, the general partner of IVP. Mr. Colella disclaims beneficial ownership of the shares listed in footnote (4), except to the extent of his pecuniary interests therein.

(4) Consists of 9,578 shares held by Institutional Ventures Management V, L.P. ("IVM"), 531,828 shares held by Institutional Venture Partners V, L.P. ("IVP"), 775 shares issuable upon the exercise of outstanding warrants held by IVM exercisable within 60 days of February 10, 1997 and 44,225 shares issuable upon the exercise of outstanding warrants held by IVP exercisable within 60 days of February 10, 1997. Mr. Colella, a director of the Company, is a general partner of IVM. IVM is the general partner of IVP. Mr. Colella disclaims beneficial ownership of the shares held by IVM and IVP, except to the extent of his pecuniary interests therein.

(5) Consists of 1,904 shares held by Delphi BioInvestments II, L.P. ("BioInvestments"), 353,326 shares held by Delphi Ventures II, L.P. ("Ventures"), 64 shares issuable upon the exercise of an outstanding warrant held by BioInvestments exercisable within 60 days of February 10, 1997 and 12,685 shares issuable upon the exercise of an outstanding warrant held by Ventures exercisable within 60 days of February 10, 1997. Dr. Sevastopoulos, a director of the Company, is a limited partner of Delphi Management Partners II, which is the general partner of BioInvestments and Ventures. Dr. Sevastopoulos disclaims beneficial ownership of the shares held by BioInvestments and Ventures, except to the extent of his pecuniary interests therein.

(6) Consists of 30,468 shares held by BA Venture Partners II, 274,218 shares held by BankAmerica Ventures and 62,500 shares held by Bank of America NT&SA.

(7) Consists of 267,828 shares held by Asset Management Associates 1989, L.P. ("AMA"), 37,070 shares held by Asset Management Partners and 9,500 shares issuable upon the exercise of an outstanding warrant held by AMA exercisable within 60 days of February 10, 1997.

(8) Includes 195,000 shares issuable upon the exercise of options, 117,533 of which would be subject to repurchase by the Company as of April 11, 1997, if issued. Also includes 7,500 shares held in the Louis Lange Family Trust. Dr. Lange disclaims beneficial ownership of the shares held in the Louis Lange Family Trust, except to the extent of his pecuniary interests therein.

(9) Includes 39,500 shares issuable upon the exercise of options, 25,600 of which would be subject to repurchase by the Company as of April 11, 1997, if issued and 2,500 shares issuable upon the exercise of an outstanding warrant exercisable within 60 days of February 10, 1997.

(10) Includes 60,000 shares issuable upon the exercise of options, 45,050 of which would be subject to repurchase by the Company as of April 11, 1997, if issued.

(11) Includes 27,714 shares issuable upon the exercise of options, 15,805 of which would be subject to repurchase by the Company as of April 11, 1997, if issued. Also includes 4,125 shares held in the Gutshall Family Trust and 500 shares issuable upon the exercise of an outstanding warrant held in the Gutshall Family Trust exercisable within 60 days of February 10, 1997.

(12) Consists of 52,500 shares issuable upon the exercise of options, 38,125 of which would be subject to repurchase by the Company as of April 11, 1997, if issued.

(13) Includes 26,000 shares issuable upon the exercise of options, 25,638 of which would be subject to repurchase by the Company as of April 11, 1997, if issued. Also includes 4,375 shares held in the Stein 1995 Revocable Trust and 625 shares issuable upon the exercise of an outstanding warrant held in the Stein 1995 Revocable Trust exercisable within 60 days of February 10, 1997.

(14) Includes 15,500 shares issuable upon the exercise of options, 15,402 of which would be subject to repurchase by the Company as of April 11, 1997, if issued.

(15) Includes 21,000 shares issuable upon the exercise of options, 20,638 of which would be subject to repurchase by the Company as of April 11, 1997, if issued.

(16) Includes 16,000 shares issuable upon the exercise of options, 15,638 of which would be subject to repurchase by the Company as of April 11, 1997, if issued.

(17) Consists of 35,107 shares issuable upon the exercise of vested options. In connection with the termination of Dr. Schreiner's employment in January 1997, his remaining outstanding options ceased to vest. Dr. Schreiner has until April 7, 1997 to exercise his vested options.

(18) Includes 518,839 shares issuable upon the exercise of options and warrants held by all directors and executive officers that are exercisable within 60 days from February 10, 1997, 335,206 of which would be subject to repurchase by the Company as of April 11, 1997, if issued. See footnotes (3) and
    (8)-(16).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PRIVATE PLACEMENT TRANSACTIONS

    All of the Preferred Stock issued in the Company's private placement transactions (collectively, the "Private Placement Transactions") converted into Common Stock on a 1-for-10 basis upon the closing of the Company's initial public offering of Common Stock. The price per share and number of shares presented herein reflect the 1-for-10 reverse stock split of the Company's Common Stock effected in October 1996.

    From January 1, 1996 through December 31, 1996, the Company issued in Private Placement Transactions an aggregate of 653,592 shares of Series G Preferred Stock and warrants to purchase an aggregate of 980,392 shares of Common Stock at a purchase price of $20.00 per unit (with each unit consisting of one share of Series G Preferred Stock and one warrant to purchase 1.50 shares of Common Stock at an exercise price of $2.50 per share). The following table summarizes the purchase of such shares and warrants by executive officers, directors and 5% stockholders of the Company and persons and entities associated with them:

                                                                       SERIES G          WARRANTS TO
                                                                       PREFERRED       PURCHASE COMMON
INVESTOR                                                               STOCK(#)           STOCK(#)
-----------------------------------------------------------------  -----------------  -----------------
DIRECTORS AND EXECUTIVE OFFICERS

Louis G. Lange, M.D., Ph.D.......................................          1,250              1,875
Kathleen A. Stafford.............................................          2,500              3,750
Michael M. Wick, M.D., Ph.D......................................          1,250              1,875
Thomas L. Gutshall (1)...........................................          1,250              1,875
Isaac Stein (2)..................................................          1,250              1,875

ENTITIES AFFILIATED WITH DIRECTORS
Entities affiliated with Institutional Venture
  Management V, L.P. (3).........................................         45,000             67,500
Entities affiliated with Delphi Ventures II, L.P. (4)............         26,700             40,050

OTHER 5% STOCKHOLDERS
Zesiger Capital Group, LLC.......................................        150,000            181,716
Entities affiliated with BankAmerica Ventures....................        150,000            225,000
Entities affiliated with Asset Management Associates, 1989,
  L.P............................................................         38,350             57,525

------------------------------

(1) Includes shares and warrants held by the Gutshall Family Trust.

(2) Includes shares and warrants held by the Stein 1995 Revocable Trust.

(3) Mr. Colella, a director of the Company, is a general partner of Institutional Ventures Management V, L.P., the general partner of Institutional Venture Partners V, L.P. He disclaims beneficial ownership of the shares held by those entities, except to the extent of his pecuniary interests therein.

(4) Dr. Sevastopoulos, a director of the Company, is a limited partner of Delphi Management Partners II, which is the general partner of Delphi Ventures II, L.P. He disclaims beneficial ownership of the shares held by those entities, except to the extent of his pecuniary interests therein.

LOANS

    The Company has provided Louis G. Lange, M.D., Ph.D., Chairman of the Board of Directors and Chief Executive Officer, with several loans. In August 1992, the Company provided a loan in the principal amount of $500,000 at an annual interest rate of 7.0%, pursuant to a promissory note secured by a deed of trust on Dr. Lange's residence (the "1992 Note"). In June 1993, the Company provided a loan in the principal amount of $25,000, at an annual interest rate of 5.33%, pursuant to a promissory note secured by a stock pledge of 2,500 shares of Common Stock held by Dr. Lange (the "1993 Note"). In June 1995, in connection with the exercise of an option to purchase Common Stock, the Company provided a loan in the principal amount of $37,500, at an annual interest rate of 7.31%, pursuant to a promissory note secured by a pledge of 15,000 shares of Common Stock held by Dr. Lange (the "1995 Note"). In August 1996, the Company provided a loan to Dr. Lange in the principal amount of $25,000, at an annual interest rate of 6.84%, pursuant to a promissory note secured by a pledge of 2,500 shares of Common Stock held by Dr. Lange (the "1996 Note").

    In September 1996, the Company amended all four notes. Under the terms of each amended note, the loans bear interest at the rate of 6.53% compounded semi-annually and the outstanding principal amount is due on the earliest of December 31, 2001, the termination of employment or a change in control. At the same time, the Company forgave all interest due on the four loans as of December 31, 1995 ($92,880). In addition, the Company will pay Dr. Lange an amount necessary to compensate him for any taxes that he may incur due to the interest forgiveness as well as the following amounts for mortgage assistance: $50,000 in 1997, $40,000 in 1998, $30,000 in 1999, $20,000 in 2000 and $10,000 in 2001. The
forgiveness of the accrued interest on the notes to Dr. Lange was accounted for as compensation expense in the period in which the interest was deemed to have been forgiven.

    The largest aggregate principal amount outstanding on the four notes in 1996 was $587,500. Upon the closing of the Company's initial public offering, Dr. Lange sold 23,039 shares of Common Stock at the initial public offering price of $8.00 per share to the Company to satisfy $150,000 of the 1992 Note and certain tax obligations arising from such sale. In connection with the stock sale, the Company amended and restated the stock pledge agreements executed in connection with the 1993 Note, 1995 Note and 1996 Note. Under the terms of an Amended and Restated Stock Pledge Agreement, the 1993 Note, 1995 Note and 1996 Note are secured by a stock pledge of 13,750 shares of Common Stock held by Dr. Lange. As of March 15, 1997, an aggregate principal amount of $437,500 remained outstanding on the four notes.

    In connection with the 1992 Note, the Company entered into a letter agreement of Credit Terms and Conditions with Imperial Bank, dated August 11, 1992, pursuant to which Imperial Bank provided a loan to the Company in the principal amount of $500,000, at an annual interest rate equal to the greater of 2.0% per year in excess of Imperial Bank's prime lending rate or $250 (the "Imperial Loan"). The loan was guaranteed by Institutional Venture Partners V, L.P. ("IVP") pursuant to a Continuing Guarantee dated August 11, 1992 (the "IVP Guarantee"). Mr. Colella, a director of the Company, is a General Partner of IVP. In consideration for the IVP Guarantee, Dr. Lange executed a Guaranty and Pledge Agreement dated August 18, 1992 in which he provided a guarantee of reimbursement and pledged shares in favor of IVP. The Company paid off the Imperial Loan in September 1996.

    In June 1995, in connection with the exercise of an option to purchase Common Stock, the Company provided a loan to Thomas L. Gutshall, a director of the Company who then served as President and Chief Operating Officer, in the principal amount of $62,500, at an annual interest rate of 7.31%, pursuant to a promissory note secured by a pledge of 25,000 shares of Common Stock held by Mr. Gutshall. In connection with a Separation and Consulting Agreement effective as of September 2, 1996, the Company amended the note to provide that the loan bears interest at the rate of 6.53% compounded semi-annually and the outstanding principal amount is due on the earliest of December 31, 2001, the voluntary termination of association or a change in control. The largest aggregate principal amount outstanding on the note in 1996 and the aggregate principal amount outstanding on the note as of March 15, 1997 was $62,500.

    In November 1992, the Company provided a loan to George F. Schreiner, M.D., Ph.D., who served as Vice President, Medical Science and Preclinical Research from January 1993 through January 1997, in the principal amount of $75,000, at an annual interest rate of 6.5%, pursuant to a promissory note secured by a deed of trust on Dr. Schreiner's residence. In September 1996, the Company amended the note. Under the terms of the amended note, the loan bears interest at the rate of 6.53% compounded semi-annually and the outstanding principal amount is due on the earliest of December 31, 2001, the termination of employment or a change in control. The largest aggregate principal amount outstanding in 1996 was $75,000. In January 1997, Dr. Schreiner resigned from the Company. Dr. Schreiner is currently in the process of paying off the loan.

OTHER TRANSACTIONS/RELATIONSHIPS

    In October 1996, the Company entered into indemnification agreements with its directors and officers for the indemnification of, and advancement of expenses to, such persons to the full extent permitted by law. The Company intends to execute such agreements with its future directors and officers.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) Index to Financial Statements and Report of Independent Auditors

    The Financial Statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                                                                               PAGE
                                                                                                             ---------
Report of Ernst & Young LLP, Independent Auditors..........................................................  F-1
Consolidated Balance Sheets................................................................................  F-2
Consolidated Statements of Operations......................................................................  F-3
Consolidated Statement of Stockholders' Equity.............................................................  F-4
Consolidated Statements of Cash Flows......................................................................  F-7
Notes to Consolidated Financial Statements.................................................................  F-9

    (a) (2) Index to Financial Statements Schedules

    All financial statement schedules are omitted because they are not applicable, or the information is included in the financial statements or notes thereto.

    (a) (3) Exhibits:

  EXHIBIT
  NUMBER
-----------
      3.1+   Amended and Restated Certificate of Incorporation of the Registrant.

      3.2+   Restated Bylaws of the Registrant.

      4.1+   Reference is made to Exhibits 3.1 and 3.2.

      4.2+   Specimen Common Stock Certificate.

     10.1+   1992 Stock Option Plan, as amended.*

     10.2+   1994 Equity Incentive Plan, as amended.*

     10.3+   Non-Employee Directors' Stock Option Plan, as amended.

     10.4+   Form of Incentive Stock Option Grant.*

     10.5+   Form of Non-Incentive Stock Option Grant.*

     10.6++  Form of Non-Statutory Stock Option Grant under Non-Employee Directors' Stock Option Plan.

     10.7+   Employee Stock Purchase Plan.*

     10.8+   Amended and Restated Promissory Note for $500,000 between Registrant and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996.*

     10.9+   Amended and Restated Promissory Note for $37,500 between Registrant and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996.*

     10.10+  Amended and Restated Promissory Note for $25,000 between Registrant and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996.*

     10.11+  Amended and Restated Promissory Note for $25,000 between Registrant and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996.*

  EXHIBIT
  NUMBER
-----------
     10.12+  Amended and Restated Promissory Note between Registrant and George F. Schreiner, M.D., Ph.D., effective as of September 23, 1996.*

     10.13+  Amended and Restated Promissory Note between Registrant and Thomas L. Gutshall, effective as of
               September 23, 1996.*

     10.14+  Separation and Consulting Agreement between Registrant and Thomas L. Gutshall, effective as of September
               2, 1996.

     10.15+  Form of Indemnification Agreement between Registrant and its directors and officers.*

     10.16+  Amended and Restated Investor Rights Agreement between Registrant and the stockholders named therein, dated May 29, 1996.

     10.17+  Form of Series A Preferred Stock Warrant, and amendment thereto.

     10.18+  Amended and Restated Series B Preferred Stock Warrant to Genta Incorporated.

     10.19+  Form of Series D Preferred Stock Warrant to Alex Brown & Sons Incorporated.

     10.20+  Form of Amended and Restated Series D Preferred Stock Warrant.

     10.21+  Form of Series E Preferred Stock Warrant.

     10.22+  Series E Preferred Stock Warrant to Cooley Godward LLP.

     10.23+  Series E Preferred Stock Warrant to Syntex (U.S.A.) Inc.

     10.24+  Form of Common Stock Warrant exercisable immediately, dated September 27, 1996.

     10.25+  Form of Common Stock Warrant, dated September 17, 1996.

     10.26+  License Agreement between Registrant and University of Florida Research Foundation, Inc., dated June 27,
               1994.**

     10.27+  Research Agreement between Registrant and University of Florida, dated June 27, 1994.**

     10.28+  License Agreement between Registrant and Syntex (U.S.A.) Inc., dated March 27,1996.**

     10.29+  License Agreement between Registrant and Bayer A.G., dated May 7, 1996.**

     10.30+  Lease Agreement between Registrant and Matadero Creek, dated August 6, 1993 and addendum thereto; Letter
               Amendment to Lease Agreement, dated June 30, 1994 and Second Amendment to Lease Agreement, dated June
               30, 1994.

     10.31+  Master Lease Agreement between Registrant and Hambrecht & Quist Guaranty Finance, LLC, dated September
               27, 1996.

     10.32+  Finance Agreement between Registrant and Hambrecht & Quist Guaranty Finance, LLC, dated September 27,
               1996.

     10.33+  Business Loan Agreement between Registrant and Hambrecht & Quist Guaranty Finance, LLC, dated September
               27, 1996.

     10.34+  Business Loan Agreement between Registrant and Hambrecht & Quist Transition Capital, LLC, dated
               September 27, 1996.

     10.35+  Promissory Note between Registrant and Hambrecht & Quist Guaranty Finance, LLC, dated September 27,
               1996.

     10.36+  Promissory Note between Registrant and Hambrecht & Quist Transition Capital, LLC, dated September 27,
               1996.

     10.37+  Security Agreement between Registrant and Hambrecht & Quist Guaranty Finance, LLC, dated September 27,
               1996.

  EXHIBIT
  NUMBER
-----------
     10.38+  Security Agreement between Registrant and Hambrecht & Quist Transition Capital, LLC, dated September 27,
               1996.

     11.1    Statement re: computation of net loss per share.

     23.1    Consent of Ernst & Young LLP, Independent Auditors.

     24.1    Power of Attorney (included on page 47).

     27.1    Financial Data Schedule.

------------------------

 + Incorporated by reference to Exhibits filed with the Registrant's Registration Statement on Form S-1, No. 333-12675, as amended, which became effective November 19, 1996.

 ++  Incorporated by reference to Exhibits filed with the Registrant's
    Registration Statement on Form S-8, No. 333-19389, which became effective January 8, 1997.

 *  Management contract or compensatory plan or arrangement.

** Confidential treatment has previously been granted for portions of this exhibit.

(b) The Registrant filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

(c) See Exhibits listed under Item 14(a)(3).

(d) The financial statement schedules required by this Item are listed under 14(a)(2).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf, by the undersigned, thereunto duly authorized, in the City of Palo Alto, County of Santa Clara, State of California, on March 27, 1997.

                                CV THERAPEUTICS, INC.

                                By:       /s/ LOUIS G. LANGE, M.D., PH.D.
                                     -----------------------------------------
                                            Louis G. Lange, M.D., Ph.D.
                                              CHAIRMAN OF THE BOARD OF
                                              CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Louis G. Lange, M.D., Ph.D. and Kathleen A Stafford, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

  /s/ LOUIS G. LANGE, M.D.,     Chairman of the Board &
            PH.D.                 Chief Executive Officer
------------------------------    (Principal Executive        March 27, 1997
 Louis G. Lange, M.D., Ph.D.      Officer)

   /s/ KATHLEEN A. STAFFORD     Chief Financial Officer
------------------------------    (Principal Financial and    March 27, 1997
     Kathleen A. Stafford         Accounting Officer)

    /s/ SAMUEL D. COLELLA
------------------------------  Director                      March 27, 1997
      Samuel D. Colella

    /s/ THOMAS L. GUTSHALL
------------------------------  Director                      March 27, 1997
      Thomas L. Gutshall

 /s/ BARBARA J. MCNEIL, M.D.,
            PH.D.
------------------------------  Director                      March 27, 1997
Barbara J. McNeil, M.D., Ph.D.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------
 /s/ COSTA G. SEVASTOPOULOS,
            PH.D.
------------------------------  Director                      March 27, 1997
Costa G. Sevastopoulos, Ph.D.

  /s/ J. LEIGHTON READ, M.D.
------------------------------  Director                      March 27, 1997
    J. Leighton Read, M.D.

       /s/ ISAAC STEIN
------------------------------  Director                      March 27, 1997
         Isaac Stein

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
CV Therapeutics, Inc.

    We have audited the accompanying consolidated balance sheets of CV Therapeutics, Inc. (a development stage company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996, and for the period from inception (December 11, 1990) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CV Therapeutics, Inc. (a development stage company) at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, and for the period from inception (December 11, 1990) to December 31, 1996 in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
March 4, 1997

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             CV THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $   19,575  $    5,569
  Short-term investments..................................................................       1,993          --
  Other current assets....................................................................         454         221
                                                                                            ----------  ----------
Total current assets......................................................................      22,022       5,790
Notes receivable from officers and employees..............................................         475         625
Property and equipment, net...............................................................       3,072       4,120
Intangible and other assets, net of accumulated amortization of $117 and $60 at December
  31, 1996 and 1995, respectively.........................................................         570         913
                                                                                            ----------  ----------
                                                                                            $   26,139  $   11,448
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $      405  $      405
  Accrued liabilities.....................................................................       1,304       1,549
  Current portion of long-term debt.......................................................          15       3,341
  Current portion of capital lease obligation.............................................          20         224
                                                                                            ----------  ----------
Total current liabilities.................................................................       1,744       5,519
Long-term portion of long-term debt.......................................................       5,000       3,250
Long-term portion of capital lease obligation.............................................          --         152
Accrued rent..............................................................................         719         723
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and
    outstanding...........................................................................          --          --
  Convertible preferred stock, $0.001 par value, 42,000,000 preferred shares authorized, issuable in series; 25,471,045 convertible preferred shares issued and outstanding at
    December 31,1995, at amounts paid in; aggregate liquidation preference of $37,516 at
    December 31, 1995.....................................................................          --      36,388
  Common stock, $0.001 par value, 30,000,000 shares authorized; 6,184,771 and 368,081 shares issued and outstanding at December 31, 1996 and 1995, respectively, less
    121,039 and 95,000 shares held in treasury at December 31, 1996 and 1995,
    respectively; at amounts paid in......................................................      65,414         258
  Warrants to purchase common stock.......................................................       1,225         544
  Notes receivable issued for stock.......................................................        (171)       (125)
  Deferred compensation...................................................................      (2,166)         --
  Deficit accumulated during the development stage........................................     (45,626)    (35,261)
                                                                                            ----------  ----------
Total stockholders' equity................................................................      18,676       1,804
                                                                                            ----------  ----------
                                                                                            $   26,139  $   11,448
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                            See accompanying notes.

                             CV THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                    INCEPTION
                                                                YEAR ENDED DECEMBER 31,        (DECEMBER 11, 1990)
                                                           ----------------------------------          TO
                                                              1996        1995        1994      DECEMBER 31, 1996
                                                           ----------  ----------  ----------  -------------------
License revenue..........................................  $      250  $       --  $       --      $       250
Operating expenses:
  Research and development...............................       7,141      12,856       8,823           34,718
  General and administrative.............................       2,917       3,402       2,802           10,497
                                                           ----------  ----------  ----------         --------
Total operating expenses.................................      10,058      16,258      11,625           45,215
                                                           ----------  ----------  ----------         --------
Loss from operations.....................................      (9,808)    (16,258)    (11,625)         (44,965)
Interest income..........................................         587         416         526            1,755
Interest expense.........................................      (1,144)       (882)       (268)          (2,393)
                                                           ----------  ----------  ----------         --------
Net loss.................................................  $  (10,365) $  (16,724) $  (11,367)     $   (45,603)
                                                           ----------  ----------  ----------         --------
                                                           ----------  ----------  ----------         --------
Net loss per share.......................................  $    (5.44)
                                                           ----------
                                                           ----------
Shares used in computing net loss per share..............       1,906
                                                           ----------
                                                           ----------
Pro forma net loss per share.............................              $    (4.33)
                                                                       ----------
                                                                       ----------
Shares used in computing pro forma net loss per share....                   3,861
                                                                       ----------
                                                                       ----------

                            See accompanying notes.

                             CV THERAPEUTICS, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

         PERIOD FROM INCEPTION (DECEMBER 11, 1990) TO DECEMBER 31, 1996

                                                              CONVERTIBLE PREFERRED                          WARRANTS TO
                                                                      STOCK               COMMON STOCK        PURCHASE
                                                              ---------------------  ----------------------   PREFERRED
                                                                SHARES     AMOUNT     SHARES      AMOUNT        STOCK
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)            ----------  ---------  ---------  -----------  -----------
Issuance of common stock to founders at $0.01 per share in
  January 1991 for cash.....................................          --  $      --    250,000   $       2    $      --
Issuance of common stock to investors and consultants at
  $0.60 per share in April 1992 for cash....................          --         --     28,500          17           --
Issuance of Series A convertible preferred stock at $0.80
  per share to investors in October 1992 for cash and
  conversion of bridge loans of $1,198, net of $2 of
  issuance costs............................................   7,746,973      6,195         --          --           --
Issuance of common stock to investors at $0.60 per share in
  October and November 1992 for cash and conversion of
  bridge loans of $5........................................          --         --     12,036           7           --
Repurchase of the Company's common stock from investors at
  $0.60 per share in November 1992 for cash.................          --         --    (40,000)         --           --
Repurchase of the Company's common stock at $0.60 per share
  in November 1992 in exchange for a warrant to purchase
  250,000 shares of Series A preferred stock at $0.80 per
  share.....................................................          --         --    (25,000)        (15)          15
Net loss....................................................          --         --         --          --           --
                                                              ----------  ---------  ---------  -----------  -----------
Balances at December 31, 1992...............................   7,746,973      6,195    225,536          11           15
Issuance of common stock to investors at approximately $0.80
  per share in April 1993 for cash, net of repurchase.......          --         --     10,938           9           --
Sale of warrant in April 1993 to Genta to purchase 1,000,000 shares of Series B preferred stock at $2.50 per share, for
  cash......................................................          --         --         --          --          480
Issuance of Series C convertible preferred stock at $1.25
  per share to investors in July 1993 for cash, net of $34
  of issuance costs.........................................   5,505,865      6,848         --          --           --
Notes receivable from officers for exercise of certain stock
  options...................................................          --         --         --          --           --
Net loss....................................................          --         --         --          --           --
                                                              ----------  ---------  ---------  -----------  -----------
Balances at December 31, 1993 (carried forward).............  13,252,838  $  13,043    236,474   $      20    $     495

                                                                                                DEFICIT
                                                                                              ACCUMULATED
                                                                  NOTES                        DURING THE       TOTAL

                                                               RECEIVABLE       DEFERRED      DEVELOPMENT   STOCKHOLDERS'

                                                              FROM OFFICERS   COMPENSATION       STAGE         EQUITY

                                                              -------------  ---------------  ------------  -------------

Issuance of common stock to founders at $0.01 per share in
  January 1991 for cash.....................................    $      --       $      --      $       --     $       2

Issuance of common stock to investors and consultants at
  $0.60 per share in April 1992 for cash....................           --              --              --            17

Issuance of Series A convertible preferred stock at $0.80
  per share to investors in October 1992 for cash and
  conversion of bridge loans of $1,198, net of $2 of
  issuance costs............................................           --              --              --         6,195

Issuance of common stock to investors at $0.60 per share in
  October and November 1992 for cash and conversion of
  bridge loans of $5........................................           --              --              --             7

Repurchase of the Company's common stock from investors at
  $0.60 per share in November 1992 for cash.................           --              --             (23)          (23)

Repurchase of the Company's common stock at $0.60 per share
  in November 1992 in exchange for a warrant to purchase
  250,000 shares of Series A preferred stock at $0.80 per
  share.....................................................           --              --              --            --

Net loss....................................................           --              --          (1,630)       (1,630)

                                                                    -----         -------     ------------  -------------

Balances at December 31, 1992...............................           --              --          (1,653)        4,568

Issuance of common stock to investors at approximately $0.80
  per share in April 1993 for cash, net of repurchase.......           --              --              --             9

Sale of warrant in April 1993 to Genta to purchase 1,000,000 shares of Series B preferred stock at $2.50 per share, for
  cash......................................................           --              --              --           480

Issuance of Series C convertible preferred stock at $1.25
  per share to investors in July 1993 for cash, net of $34
  of issuance costs.........................................           --              --              --         6,848

Notes receivable from officers for exercise of certain stock
  options...................................................          (25)             --              --           (25)

Net loss....................................................           --              --          (5,517)       (5,517)

                                                                    -----         -------     ------------  -------------

Balances at December 31, 1993 (carried forward).............    $     (25)      $      --      $   (7,170)    $   6,363


                             CV THERAPEUTICS, INC.

                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

         PERIOD FROM INCEPTION (DECEMBER 11, 1990) TO DECEMBER 31, 1996

                                                              CONVERTIBLE PREFERRED                          WARRANTS TO
                                                                      STOCK               COMMON STOCK        PURCHASE
                                                              ---------------------  ----------------------   PREFERRED
                                                                SHARES     AMOUNT     SHARES      AMOUNT        STOCK
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)            ----------  ---------  ---------  -----------  -----------
Balances at December 31, 1993 (brought forward).............  13,252,838  $  13,043    236,474   $      20    $     495
Exercise of stock options at $0.80, $2.00 and $2.50 per
  share during the year for cash............................          --         --     17,723          17           --
Issuance of Series D preferred stock at $2.00 per share to
  investors in March and April 1994 for cash, net of $1,045
  of issuance costs.........................................   8,296,607     15,548         --          --           --
Net loss....................................................          --         --         --          --           --
                                                              ----------  ---------  ---------  -----------  -----------
Balances at December 31, 1994...............................  21,549,445     28,591    254,197          37          495
Exercise of stock options at $0.80, $2.00 and $2.50 per
  share during the year for cash............................          --         --    143,884         296           --
Issuance of units consisting of one share of Series E
  preferred stock and one warrant to purchase half of one
  share of Series E preferred stock at $2.00 per share. In
  October and November 1995, 3,921,600 units were issued at
  $2.00 per unit for cash, net of $46 of issuance costs.....   3,921,600      7,797         --          --           --
Issuance of warrant in December 1995 to the Company's
  counsel to purchase 25,000 units consisting of one share
  of Series E preferred stock and one warrant to purchase
  half of one share of Series E preferred stock at $2.00 per
  share at $0.05 per unit for legal services rendered.......          --         --         --          --           49
Repurchase of the Company's common stock from investors at
  $2.50 per share in December 1995 in exchange for
  cancellation of a promissory note.........................          --         --    (30,000)        (75)          --
Notes receivable issued to officers for exercise of certain
  stock options.............................................          --         --         --          --           --
Net loss....................................................          --         --         --          --           --
                                                              ----------  ---------  ---------  -----------  -----------
Balances at December 31, 1995 (carried forward).............  25,471,045  $  36,388    368,081   $     258    $     544

                                                                                                DEFICIT
                                                                                              ACCUMULATED
                                                                  NOTES                        DURING THE       TOTAL

                                                               RECEIVABLE       DEFERRED      DEVELOPMENT   STOCKHOLDERS'

                                                              FROM OFFICERS   COMPENSATION       STAGE         EQUITY

                                                              -------------  ---------------  ------------  -------------

Balances at December 31, 1993 (brought forward).............    $     (25)      $      --      $   (7,170)    $   6,363

Exercise of stock options at $0.80, $2.00 and $2.50 per
  share during the year for cash............................           --              --              --            17

Issuance of Series D preferred stock at $2.00 per share to
  investors in March and April 1994 for cash, net of $1,045
  of issuance costs.........................................           --              --              --        15,548

Net loss....................................................           --              --         (11,367)      (11,367)

                                                                    -----         -------     ------------  -------------

Balances at December 31, 1994...............................          (25)             --         (18,537)       10,561

Exercise of stock options at $0.80, $2.00 and $2.50 per
  share during the year for cash............................           --              --              --           296

Issuance of units consisting of one share of Series E
  preferred stock and one warrant to purchase half of one
  share of Series E preferred stock at $2.00 per share. In
  October and November 1995, 3,921,600 units were issued at
  $2.00 per unit for cash, net of $46 of issuance costs.....           --              --              --         7,797

Issuance of warrant in December 1995 to the Company's
  counsel to purchase 25,000 units consisting of one share
  of Series E preferred stock and one warrant to purchase
  half of one share of Series E preferred stock at $2.00 per
  share at $0.05 per unit for legal services rendered.......           --              --              --            49

Repurchase of the Company's common stock from investors at
  $2.50 per share in December 1995 in exchange for
  cancellation of a promissory note.........................           --              --              --           (75)

Notes receivable issued to officers for exercise of certain
  stock options.............................................         (100)             --              --          (100)

Net loss....................................................           --              --         (16,724)      (16,724)

                                                                    -----         -------     ------------  -------------

Balances at December 31, 1995 (carried forward).............    $    (125)      $      --      $  (35,261)    $   1,804


                             CV THERAPEUTICS, INC.

                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

         PERIOD FROM INCEPTION (DECEMBER 11, 1990) TO DECEMBER 31, 1996

                                                              CONVERTIBLE PREFERRED                          WARRANTS TO
                                                                      STOCK               COMMON STOCK        PURCHASE
                                                              ---------------------  ----------------------   PREFERRED
                                                                SHARES     AMOUNT     SHARES      AMOUNT        STOCK
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)            ----------  ---------  ---------  -----------  -----------
Balances at December 31, 1995 (brought forward).............  25,471,045  $  36,388    368,081   $     258    $     544
Issuance of units consisting of one share of Series E
  preferred stock and one warrant to purchase one-half of
  one share of Series E preferred stock for $2.00 per share.
  In March, 1996 375,000 units were sold at $2.00 per unit
  in consideration for an up-front license fee owed to
  Syntex (U.S.A.) Inc.......................................     375,000        750         --          --           --
Issuance of units consisting of one share of Series G
  convertible preferred stock and one warrant to purchase
  0.15 of one share of common stock at $20.00 per share. In
  March and May 1996, 6,535,970 units were sold for $2.00
  per unit in cash, net of $80 of issuance cost.............   6,535,970     12,992         --          --           --
Exercise of stock options at prices ranging from $0.80 to
  $2.50 per share for cash and notes........................          --         --     70,544         124           --
Exercise of warrants to purchase common stock...............          --         --    783,984         879           --
Issuance of common stock in November 1996 for cash in
  connection with IPO, net of issuance costs of $2,100......          --         --  1,750,000      11,900           --
Convertible preferred stock converted to common stock upon
  the initial public offering in November 1996..............  (32,382,015)   (50,130) 3,238,201     50,130           --
Value ascribed to warrant as a result of change in terms of
  the warrant, causing a new measurement date for accounting
  purposes..................................................          --         --         --          --          160
Warrant issued in connection with debt financing in
  September 1996............................................          --         --         --          --          521
Repurchase of the Company's common stock from investors at
  $2.50 per share in November and December 1996.............          --         --    (26,039)       (199)          --
Notes receivable from officers for exercise of certain stock
  options in April and August 1996..........................          --         --         --          --           --
Deferred compensation related to grants of certain stock
  options...................................................          --         --         --       2,322           --
Amortization of deferred compensation.......................          --         --         --          --           --
Net loss....................................................          --         --         --          --           --
                                                              ----------  ---------  ---------  -----------  -----------
Balances at December 31, 1996...............................          --  $      --  6,184,771   $  65,414    $   1,225
                                                              ----------  ---------  ---------  -----------  -----------
                                                              ----------  ---------  ---------  -----------  -----------

                                                                                                DEFICIT
                                                                                              ACCUMULATED
                                                                  NOTES                        DURING THE       TOTAL

                                                               RECEIVABLE       DEFERRED      DEVELOPMENT   STOCKHOLDERS'

                                                              FROM OFFICERS   COMPENSATION       STAGE         EQUITY

                                                              -------------  ---------------  ------------  -------------

Balances at December 31, 1995 (brought forward).............    $    (125)      $      --      $  (35,261)    $   1,804

Issuance of units consisting of one share of Series E
  preferred stock and one warrant to purchase one-half of
  one share of Series E preferred stock for $2.00 per share.
  In March, 1996 375,000 units were sold at $2.00 per unit
  in consideration for an up-front license fee owed to
  Syntex (U.S.A.) Inc.......................................           --              --              --           750

Issuance of units consisting of one share of Series G
  convertible preferred stock and one warrant to purchase
  0.15 of one share of common stock at $20.00 per share. In
  March and May 1996, 6,535,970 units were sold for $2.00
  per unit in cash, net of $80 of issuance cost.............           --              --              --        12,992

Exercise of stock options at prices ranging from $0.80 to
  $2.50 per share for cash and notes........................           --              --              --           124

Exercise of warrants to purchase common stock...............           --              --              --           879

Issuance of common stock in November 1996 for cash in
  connection with IPO, net of issuance costs of $2,100......           --              --              --        11,900

Convertible preferred stock converted to common stock upon
  the initial public offering in November 1996..............           --              --              --            --

Value ascribed to warrant as a result of change in terms of
  the warrant, causing a new measurement date for accounting
  purposes..................................................           --              --              --           160

Warrant issued in connection with debt financing in
  September 1996............................................           --              --              --           521

Repurchase of the Company's common stock from investors at
  $2.50 per share in November and December 1996.............           --              --              --          (199)

Notes receivable from officers for exercise of certain stock
  options in April and August 1996..........................          (46)             --              --           (46)

Deferred compensation related to grants of certain stock
  options...................................................           --          (2,322)             --            --

Amortization of deferred compensation.......................           --             156              --           156

Net loss....................................................           --              --         (10,365)      (10,365)

                                                                    -----         -------     ------------  -------------

Balances at December 31, 1996...............................    $    (171)      $  (2,166)     $  (45,626)    $  18,676

                                                                    -----         -------     ------------  -------------

                                                                    -----         -------     ------------  -------------


                            See accompanying notes.

                             CV THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                               INCEPTION (DECEMBER
                                                                                                    11, 1990)
                                                                YEAR ENDED DECEMBER 31,                TO
                                                              1996        1995        1994      DECEMBER 31, 1996
                                                           ----------  ----------  ----------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.................................................  $  (10,365) $  (16,724) $  (11,367)     $   (45,603)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Amortization of deferred compensation..................         156          --          --              156
    Depreciation and amortization........................       1,127       1,102         672            3,109
    Write off of warrant issued under capital lease......         160          --          --              160
    Forgiveness of notes receivable......................          --          25          25              200
    Issuance of stock warrant for legal services
      received...........................................          --          49          --               49
    Issuance of preferred stock and warrant for payment
      of license fee.....................................         750          --          --              750
    Change in assets and liabilities:
      Other current assets...............................         556          45          19              335
      Intangible and other assets........................        (461)         24        (739)          (1,434)
      Accounts payable...................................          --         200         157              405
      Accrued liabilities................................        (245)        818         417            1,304
      Accrued rent.......................................          (4)        206         517              719
                                                           ----------  ----------  ----------         --------
Net cash used in operating activities....................      (8,326)    (14,255)    (10,299)         (39,850)
                                                           ----------  ----------  ----------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments.......................      (1,993)     (1,202)    (51,900)         (55,095)
Maturity of short-term investments.......................          --       7,203      45,899           53,102
Capital expenditures.....................................         (64)       (719)     (4,062)          (5,350)
Notes receivable from officers and employees.............         104          --          --             (721)
                                                           ----------  ----------  ----------         --------
Net cash provided by (used in) investing activities......      (1,953)      5,282     (10,063)          (8,064)
                                                           ----------  ----------  ----------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligation.....................        (356)       (186)       (150)            (736)
Borrowings under long-term debt..........................       5,000       4,148       3,571           13,219
Repayments of long-term debt.............................      (6,576)     (1,080)       (348)          (8,203)
Proceeds from issuances of common stock (and bridge loans
  subsequently converted into common stock), net of
  repurchases............................................      12,346         121          17           12,494
Proceeds from issuance of warrant........................         879          --          --            1,359
Proceeds from bridge loans...............................          --          --          --            1,198
Proceeds from issuance of convertible preferred stock....      12,992       7,797      15,548           48,182
Payments to stockholders to repurchase the Company's
  common stock...........................................          --          --          --              (24)
                                                           ----------  ----------  ----------         --------
Net cash provided by financing activities................      24,285      10,800      18,638           67,489
                                                           ----------  ----------  ----------         --------
Net (decrease) increase in cash and cash equivalents.....      14,006       1,827      (1,724)          19,575
Cash and cash equivalents at beginning of period.........       5,569       3,742       5,466               --
                                                           ----------  ----------  ----------         --------
Cash and cash equivalents at end of period...............  $   19,575  $    5,569  $    3,742      $    19,575
                                                           ----------  ----------  ----------         --------
                                                           ----------  ----------  ----------         --------

                             CV THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                 (IN THOUSANDS)

                                                                                               INCEPTION (DECEMBER
                                                                                                    11, 1990)
                                                                YEAR ENDED DECEMBER 31,                TO
                                                              1996        1995        1994      DECEMBER 31, 1996
                                                           ----------  ----------  ----------  -------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest...................................  $      912  $      883  $      287      $     2,115
                                                           ----------  ----------  ----------         --------
                                                           ----------  ----------  ----------         --------
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Conversion of bridge loans into Series A convertible
  preferred stock........................................  $       --  $       --  $       --      $     1,198
                                                           ----------  ----------  ----------         --------
                                                           ----------  ----------  ----------         --------
Conversion of bridge loans into common stock.............  $       --  $       --  $       --      $         5
                                                           ----------  ----------  ----------         --------
                                                           ----------  ----------  ----------         --------
Acquisition of property and equipment under capital
  leases.................................................  $       --  $       --  $       73      $       756
                                                           ----------  ----------  ----------         --------
                                                           ----------  ----------  ----------         --------
Notes receivable from officers in connection with
  exercise of certain stock options......................  $      171  $      100  $       --      $       296
                                                           ----------  ----------  ----------         --------
                                                           ----------  ----------  ----------         --------
Issuance of warrants in connection with debt financing...  $      681  $       --  $       --      $       681
                                                           ----------  ----------  ----------         --------
                                                           ----------  ----------  ----------         --------

                            See accompanying notes.

                             CV THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    CV Therapeutics, Inc. (the "Company"), a development stage biopharmaceutical company, was incorporated in the State of Delaware on December 11, 1990, to focus exclusively on the application of molecular cardiology to the discovery, development and commercialization of novel, small molecule drugs for the treatment of chronic cardiovascular diseases. The Company's primary activities since incorporation have been establishing its offices and research facilities, recruiting personnel, conducting research and development, performing business and financial planning and raising capital.

    In September 1996, the board of directors of the Company authorized a 1-for-10 reverse stock split, in which ten shares of common stock were exchanged for one share of common stock. The stock split was effected following stockholder approval on October 29, 1996. As of the closing of its initial public offering in November 1996, the Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 30,000,000 shares of $0.001 par value common stock. All par value, share and per share amounts, as well as the dividend and liquidation preferences for preferred stock, included in the accompanying financial statements have been retroactively adjusted to reflect the reverse stock split (see Note 8 of Notes to Consolidated Financial Statements).

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CV Therapeutics International, which was incorporated in December 1993 in the Cayman Islands. All significant intercompany balances have been eliminated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RESEARCH AND DEVELOPMENT

    Research and development expenses consist of costs incurred for independent research and development. These costs include direct and research-related overhead expenses.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash equivalents consist primarily of money market funds. All other liquid investments are classified as short-term investments. Short-term investments at December 31, 1996 consist of U.S. government bonds. The Company limits its concentration of risk by diversifying its investments among a variety of issuers.

    Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1996 and 1995, all investment securities are designated as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity. The amortized cost of debt

                             CV THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income.

    The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

    Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in the statement of operations. There have been no such transactions through December 31, 1996.

DEPRECIATION AND AMORTIZATION

    Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets, generally two to three years. Organization costs are amortized over a period of five years.

REVENUE RECOGNITION

    Revenues related to license agreements with noncancelable, nonrefundable terms and no significant future obligations are recognized upon execution of the agreements. Milestone payments will be recognized pursuant to collaborative agreements upon the achievement of specified milestones.

NET LOSS PER SHARE

    Except as noted below, net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares issued during the 12-month period prior to the initial filing of the Company's Registration Statement on Form S-1 at prices below the assumed public offering price have been included in the calculation as if they were outstanding for all periods presented through September 30, 1996 (using the treasury stock method for stock options).

    Net loss per share information is as follows:

                                                                      YEAR ENDED DECEMBER
                                                                              31,
                                                                      --------------------
                                                                        1995       1994
                                                                      ---------  ---------
                                                                         (IN THOUSANDS,
                                                                        EXCEPT PER SHARE
                                                                            AMOUNTS)
Net loss per share..................................................  $  (10.20) $   (7.32)
                                                                      ---------  ---------
                                                                      ---------  ---------
Shares used in computing net loss per share.........................      1,640      1,553
                                                                      ---------  ---------
                                                                      ---------  ---------

    Pro forma per share data is provided to show the calculation on a consistent basis for the periods presented. It has been computed as described above, and also gives retroactive effect from the date of issuance to the conversion of preferred stock which automatically converted to common stock upon the closing of the Company's initial public offering.

                             CV THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Pro forma net loss per share information not provided on the statement of operations is as follows:

                                                                                YEAR ENDED
                                                                             DECEMBER 31, 1996
                                                                             -----------------
                                                                              (IN THOUSANDS,
                                                                                EXCEPT PER
                                                                              SHARE AMOUNTS)
Pro forma net loss per share...............................................      $   (2.25)
                                                                                    ------
                                                                                    ------
Shares used in computing pro forma net loss per share......................          4,599
                                                                                    ------
                                                                                    ------

STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principle Board Opinion No. 25 ("APB 25") or the fair-value method described in SFAS 123. In 1996, the Company implemented SFAS 123 using the intrinsic-value method. (See Note 8 of Notes to Consolidated Financial Statements).

2. LICENSE AND COLLABORATION AGREEMENTS

GENTA INCORPORATED

    In January 1993, the Company, along with Genta Incorporated (collectively referred to as "Licensees"), entered into a worldwide license agreement with the Board of Trustees of the Leland Stanford Junior University ("Stanford"). Under the terms of the agreement, Stanford granted the Licensees rights with respect to certain patents to make, use and sell products for the treatment of coronary restenosis and other vascular and associated human conditions. In consideration for these patent rights, the Licensees paid a $100,000 licensing fee upon signing the agreement. The Licensees provided for certain nonrefundable annual royalties and nonrefundable milestone royalties over the term of the agreement, and royalties on net sales of licensed products.

    On June 28, 1996, the Company and Stanford agreed upon the terms pursuant to which the January 1993 license agreement referred to above was terminated.

GENTA/GENTA JAGO TECHNOLOGIES B.V.

    On April 9, 1993, the Company entered into a five-year research and development collaboration with Genta Incorporated ("Genta") and Genta Jago Technologies B.V. ("GJT") to design, develop and commercialize certain products utilizing the technology which is the subject of the Stanford license agreement described above. The agreement obligated the Company, Genta and GJT to jointly fund certain research costs.

    In connection with this agreement, Genta acquired a warrant to purchase 100,000 shares of the Company's common stock at $25.00 per share. The purchase price for the warrant was $4.80 per underlying share or $480,000. The warrant is exercisable immediately and expires on April 7, 2003.

                             CV THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. LICENSE AND COLLABORATION AGREEMENTS (CONTINUED)
    As stated above, in June 1996, the Company and Stanford agreed upon the terms pursuant to which the license terminated and, consequently, there are no further obligations to perform under this collaboration agreement. Although the agreements with Genta and GJT have not been terminated, the Company believes that neither party is currently pursuing the collaborative research.

UNIVERSITY OF FLORIDA RESEARCH FOUNDATION, INC.

    In June 1994, the Company entered into a license agreement with the University of Florida Research Foundation, Inc. ("UFRFI") under which the Company received exclusive worldwide rights with respect to certain patents to develop adenosine A(1) receptor antagonists and agonists for the detection, prevention and treatment of human and animal diseases. In consideration for the license, the Company paid UFRFI an initial license fee and is obligated to pay royalties based on net sales of products which utilize the licensed technology.

    Pursuant to the agreement, the Company must exercise commercially reasonable efforts to develop and commercialize one or more products covered by the licensed technology and is obligated to meet milestones in completing certain preclinical work. In the event the Company fails to reach those milestones, UFRFI may convert the exclusive license into a non-exclusive license. As part of the license agreement with UFRFI, the Company entered into a research agreement with the University of Florida.

SYNTEX (U.S.A.) INC.

    In March 1996, the Company entered a license agreement with Syntex (U.S.A.) Inc. ("Syntex"), which is an indirect subsidiary of Roche Holding Limited, pursuant to which the Company was granted an exclusive license in certain territories under Syntex patents and know-how for the sale of products incorporating the licensed technology, in exchange for an up front license fee, milestone payments and royalties. In consideration for the up front license fee of $750,000, the Company issued to Syntex 37,500 shares of the Company's common stock and a five year warrant to purchase 18,750 shares of the Company's common stock at $20.00 per share. The license fee is included in research and development expenses in 1996.

BAYER AG

    On May 7, 1996, the Company entered a license agreement with Bayer AG in the area of inflammatory diseases. Pursuant to this agreement, the Company has granted Bayer AG an exclusive worldwide license under the Company's patents and know-how to research, develop and market products incorporating the licensed technology. In exchange for the license, the Company received a $250,000 up front non-refundable license fee and is entitled to receive milestone payments and royalties in the future. The entire $250,000 has been included in revenue in 1996.

                             CV THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. INVESTMENTS

    The following is a summary of available-for-sale securities:

                                                                         DECEMBER 31,
                                                                     ESTIMATED FAIR VALUE
                                                                     --------------------
                                                                       1996       1995
                                                                     ---------  ---------
                                                                        (IN THOUSANDS)
Cash equivalents:
  Money market funds...............................................  $  18,358  $   5,701
  Commercial paper.................................................        990         --
                                                                     ---------  ---------
                                                                        19,348      5,701
Short-term investments:
  U. S. government bonds...........................................      1,993         --
                                                                     ---------  ---------
                                                                     $  21,341  $   5,701
                                                                     ---------  ---------
                                                                     ---------  ---------

    As of December 31, 1996 and 1995, the difference between the fair value and the amortized cost of available-for-sale securities was insignificant.

    As of December 31, 1996 the average contractual maturity was approximately three months, with no single investment's maturity exceeding one year. Excluded from short-term investments above was $713,000 of certificates of deposit at December 31, 1995 held as collateral against loans and which is included in "Intangibles and other assets" on the balance sheet.

4. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                                         DECEMBER 31,
                                                                     --------------------
                                                                       1996       1995
                                                                     ---------  ---------
                                                                        (IN THOUSANDS)
Machinery and equipment............................................  $   2,415  $   2,407
Furniture and fixtures.............................................        570        556
Leasehold improvements.............................................      3,063      3,064
                                                                     ---------  ---------
                                                                         6,048      6,027
Less accumulated depreciation and amortization.....................     (2,976)    (1,907)
                                                                     ---------  ---------
                                                                     $   3,072  $   4,120
                                                                     ---------  ---------
                                                                     ---------  ---------

                             CV THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. PROPERTY AND EQUIPMENT (CONTINUED)

    Property and equipment include $73,000 and $756,000 recorded under capital leases at December 31, 1996 and 1995, respectively. Accumulated amortization related to leased assets totaled $63,000 and $500,000 at December 31, 1996 and 1995, respectively.

5. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                           DECEMBER 31,
                                                                       --------------------
                                                                         1996       1995
                                                                       ---------  ---------
                                                                          (IN THOUSANDS)
Corporate loan at 9.0%, principal and interest due January 1, 1997,
  subject to the Company's right of payment deferral.................  $   2,000  $      --
Corporate loan at 9.0%, principal payments in equal installments monthly beginning April 1, 1998 through September 1, 1999. Interest
  due monthly, subject to the Company's rights of payment deferral...      3,000         --
Corporate term loan at 15.03%, interest only until December 31, 1995,
  followed by monthly installments through December 31, 1997.........         --      4,000
Bank term loan at prime, plus 3.0%, which is subject to periodic
  reset, due in monthly installments through December 31, 1997.......         --      1,143
Bank term loan at prime, plus 2.5%, which is subject to periodic
  reset, due in monthly installments through December 31, 1997.......         --      1,226
Bank note at prime, plus 2%, which is subject to periodic reset, due
  in quarterly installments through June 30, 1997....................         --        150
Other................................................................         15         72
                                                                       ---------  ---------
                                                                           5,015      6,591
Less current portion.................................................        (15)    (3,341)
                                                                       ---------  ---------
Long-term portion....................................................  $   5,000  $   3,250
                                                                       ---------  ---------
                                                                       ---------  ---------

    The indebtedness to financiers are secured by interests in equipment, furniture and fixtures and intellectual property rights.

    The carrying value of the Company's loans approximates fair value at December 31, 1996 and 1995. The fair value of the Company's loans was estimated using discounted cash flow analysis, based on the incremental borrowing rates currently available to the Company for borrowings with similar terms and maturity.

    On September 27, 1996, the Company completed a refinancing of its existing debt obligations with $5.0 million of debt financing from entities associated with Hambrecht & Quist Group (the H&Q Debt Financings). The H&Q Debt Financings consist of a $3.0 million term loan which bears interest at the rate of 9.0% per annum, secured by all of the assets of the Company, and has a final maturity in September 1999, and a $2.0 million term loan, which bears interest at 9.0% per annum and is due January 1, 1997.

                             CV THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. LONG-TERM DEBT (CONTINUED)
    On January 1, 1997, the Company converted the $2.0 million term loan from Hambrecht & Quist Group to an equipment lease which bears an interest rate of 9.0% per annum and has a final maturity in September 1999. Future minimum lease payments will total $1.0 million in 1997, $0.8 million in 1998 and $0.6 million in 1999.

6. LEASES

    The Company leases certain equipment and furniture under noncancelable capital leases. The Company leases its facilities under noncancelable operating leases. The facilities lease expires February 2002 and includes an option to renew the lease for an additional five years. In October 1995, the Company entered into a noncancelable sublease agreement whereby it leased additional space to two separate companies for eight months and 17 months, respectively. Aggregate future minimum rentals to be received as of December 31, 1996 totaled $429,000.

    Following is a schedule of future minimum lease payments at December 31, 1996, net of sublease rentals in 1997 and 1998:

                                                                            OPERATING     CAPITAL
                                                                             LEASES       LEASES
                                                                           -----------  -----------
                                                                                (IN THOUSANDS)
Year ending December 31,
  1997...................................................................   $     799    $      21
  1998...................................................................       1,125           --
  1999...................................................................       1,244           --
  2000...................................................................       1,254           --
  2001...................................................................       1,284           --
Thereafter...............................................................         215           --
                                                                           -----------         ---
Total minimum payments required..........................................   $   5,921    $      21
                                                                           -----------
                                                                           -----------
Less amount representing interest........................................                       (1)
                                                                                               ---
Present value of future lease payments...................................                       20
Less current portion.....................................................                      (20)
                                                                                               ---
Noncurrent portion.......................................................                $      --
                                                                                               ---
                                                                                               ---

    Rent expense, net of sublease rentals, for the years ended December 31, 1996, 1995, 1994 and inception (December 11, 1990) to December 31, 1996 was approximately $391,000, $578,000, $840,000 and $2,044,000 , respectively.

7. RELATED PARTY TRANSACTIONS

    From 1992 through 1996, the Company issued loans to certain of the Company's officers and employees related to relocation, purchases of stock and other purposes of which loans aggregating $646,000 and $750,000 were outstanding at December 31, 1996 and 1995, respectively. These loans bear interest at 6.50% to 6.53% per annum. The amounts are repayable from December 31, 1997 to June 8, 2005. As of December 31, 1996 loans for $475,000 are secured by personal residences, and loans for the remaining $171,000 are secured by the individuals' common stock. As of December 31, 1996 and 1995,

                             CV THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. RELATED PARTY TRANSACTIONS (CONTINUED) loans for $171,000 and $125,000 related to the purchase of common stock and have been included in stockholders' equity. The Company forgave $109,000 and $40,200 of accrued interest in the year ended December 31, 1996 and 1995, respectively, on several of these notes. The forgiveness was accounted for as compensation expense to the related employees in the period in which the interest was deemed to have been forgiven.

8. STOCKHOLDERS' EQUITY

COMMON STOCK

    In September 1996, the board of directors authorized management of the Company to file a registration statement with the SEC permitting the Company to sell shares of its common stock to the public. On November 19, 1996, the Company sold 1,750,000 shares of its common stock at $8.00 per share in an initial public offering with net proceeds to the Company of $13,020,000.

EMPLOYEE STOCK PURCHASE PLAN

    In September 1996, the board of directors adopted the Employee Stock Purchase Plan covering an aggregate of 150,000 shares of the Company's common stock. Under the Plan, the board of directors may authorize participation by eligible employees, including officers, in periodic offerings. Employees of the Company or an affiliate of the Company are eligible to participate if they are employed for at least 20 hours per week and more than five months per year. The Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15 percent of any employee's compensation, at a price not less than the lesser of an amount equal to 85 percent of the fair market value of the Company's common stock during the offering period or an amount equal to 85 percent of the fair market value of the Company's common stock on the purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. The board of directors has not currently authorized an offering under the Employee Stock Purchase Plan.

1992 STOCK OPTION PLAN

    The Company has reserved 345,000 common shares for issuance under its amended and restated 1992 Stock Option Plan which provides for common stock options to be granted to employees (including consultants, officers, and directors). The exercise price of each incentive stock option shall be not less than the 100% of the fair value of the stock subject to the option on the date the option is granted. The exercise price of each nonstatutory stock option shall be not less than 85% of the fair value of the stock subject to the option on the date the option is granted. All options are to have a term not greater than 10 years from the date of grant. Options are exercisable upon vesting, which is generally ratable over a five-year period, unless otherwise approved by the board of directors. Options may include provisions allowing exercise of any part or all of the options prior to full vesting. Any unvested shares shall be subject to a repurchase right in favor of the Company or to any other restriction the board of directors determines to be appropriate. The board of directors will not grant additional options under the 1992 Stock Option Plan.

                             CV THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. STOCKHOLDERS' EQUITY (CONTINUED)
1994 EQUITY INCENTIVE PLAN

    The Company has reserved 800,000 common shares for issuance under its amended and restated 1994 Equity Incentive Plan which provides for common stock options to be granted to employees of and consultants to the Company and its affiliates. The Plan allows for the grant of incentive stock options, nonstatutory stock options, stock bonuses, rights to purchase restricted stock and stock appreciation rights. Options and rights granted under this plan expire no later than 10 years from the date of grant. The exercise price of each incentive stock option shall be not less than 100% of the fair value of the stock subject to the option on the date the option is granted. The exercise price of each nonstatutory option shall be not less than 85% of the fair value of the stock subject to the option on the date the option is granted. The vesting provisions of individual options may vary but in each case will provide for vesting of at least 20% of the total number of shares subject to the option per year. Options may include provisions allowing exercise of any part or all of the options prior to full vesting. Any unvested shares shall be subject to a repurchase right in favor of the Company or to any other restriction the board of directors determines to be appropriate.

NON-EMPLOYEE DIRECTOR'S STOCK OPTION PLAN

    The Company's Non-Employee Director's Stock Option Plan was amended and restated in 1996 to allow the granting of up to 250,000 shares of common stock to directors of the Company who are not otherwise an employee of or consultant to the Company or of any affiliate of the Company. Options granted under this plan expire no later than 10 years from the date of grant. The exercise price of each option shall be the fair value of the stock subject to such option on the date such option is granted. The options generally vest in increments over a period of three years from the date of grant.

    Outside of the Company's stock option plans, from May 1993 through June 1995, the Company granted options to purchase 85,500 shares of common stock to employees and consultants. The exercise prices ranged from $0.80 to $2.50 per share, which exercise prices represent the fair value of common stock at the respective grant dates. The stock option terms vary between the individual grants and were approved by the board of directors.

    As of December 31, 1996, the Company had a right to repurchase 7,528 shares of common stock issued pursuant to options granted outside of, and pursuant to, the Company's option plans described above.

                             CV THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes option activity under all plans:

                                                       OUTSTANDING OPTIONS
                              ----------------------------------------------------------------------
                              SHARES AVAILABLE    NUMBER OF                        WEIGHTED AVERAGE
                                  FOR GRANT        SHARES       PRICE PER SHARE     EXERCISE PRICE
                              -----------------  -----------  -------------------  -----------------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  Shares authorized.........            299          --          $          --            --
  Options granted...........           (184)            184      $  0.80-$0.88         $     .82
                                        ---             ---
Balance at December 31,
  1992......................            115             184      $  0.80-$0.88         $     .82
  Shares authorized.........             74          --          $          --            --
  Options granted...........           (123)            123      $  0.80-$1.30         $     .98
  Options canceled..........              9              (9)     $        0.80         $     .78
  Options exercised.........         --              --          $        0.80            --
                                        ---             ---
Balance at December 31,
  1993......................             75             298      $  0.80-$1.30         $     .88
  Shares authorized.........            238          --          $          --            --
  Options granted...........           (230)            230      $  2.00-$2.50         $    2.36
  Options canceled..........              9              (9)     $  0.80-$2.00         $     .89
  Options exercised.........         --                 (18)     $  0.80-$2.50         $     .94
                                        ---             ---
Balance at December 31,
  1994......................             92             501      $  0.80-$2.50         $    1.56
  Shares authorized.........            340          --          $          --            --
  Options granted...........           (393)            393      $        2.50         $    2.50
  Options canceled..........             37             (37)     $  0.80-$2.50         $    1.68
  Options exercised.........         --                (144)     $  0.80-$2.50         $    2.06
                                        ---             ---
Balance at December 31,
  1995......................             76             713      $  0.80-$2.50         $    1.97
  Shares authorized.........            529          --          $          --            --
  Options granted...........           (356)            356      $        2.50         $    2.50
  Options canceled..........            202            (202)     $  0.80-$2.50         $    2.21
  Options repurchased.......              3              (3)     $        2.50         $    2.50
  Options exercised.........         --                 (71)     $  0.80-$2.50         $    1.63
                                        ---             ---
Balance at December 31,
  1996......................            454             793      $  0.80-$2.50         $    2.17
                                        ---             ---
                                        ---             ---

                             CV THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  STOCKHOLDERS' EQUITY (CONTINUED)

    In March and June 1996, options to purchase a total of 8,835 and 40,505 shares, respectively, were granted at an exercise price of $2.50 per share. Deferred compensation of $172,000 was recorded on these option grants based on the deemed fair value of common stock of approximately $6.25. In September 1996, the Company granted options to purchase a total of 296,500 shares at an exercise price of $2.50 per share and additional deferred compensation of approximately $2,150,000 was recorded based on the deemed fair value of common stock of approximately $9.75.

    The following table summarizes information about stock options outstanding at December 31, 1996:

                                     OPTIONS OUTSTANDING & EXERCISABLE
                        -----------------------------------------------------------
                                             WEIGHTED AVERAGE
                                                 REMAINING
RANGE OF EXERCISE       NUMBER OF SHARES     CONTRACTUAL LIFE     WEIGHTED AVERAGE
PRICES                   (IN THOUSANDS)         (IN YEARS)         EXERCISE PRICE
----------------------  -----------------  ---------------------  -----------------
$.80 - $.88                       136                  6.6            $     .82
$1.30                              10                  7.7            $    1.30
$2.00                              22                  9.4            $    2.00
$2.50                             625                  9.5            $    2.50
                                                        --
                                  ---                                     -----
                                  793                  9.0            $    2.19
                                                        --
                                                        --
                                  ---                                     -----
                                  ---                                     -----

PRO FORMA INFORMATION--STOCK-BASED COMPENSATION

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equal the market value of the underlying stock on the grant, no compensation expense is recognized.

    Pro forma information regarding net loss and loss per share is required by FASB 123 for awards granted after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of FASB 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model (minimum value model for awards prior to the Company's initial public offering). The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to

                             CV THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  STOCKHOLDERS' EQUITY (CONTINUED)
employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                                                      OPTIONS
                                                                                --------------------
                                                                                  1996       1995
                                                                                ---------  ---------
Expected life (years).........................................................        5.1        4.5
Expected volatility...........................................................        .70        N/A
Risk-free interest rate.......................................................       6.4%        6.2%

    For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period. The Company's pro forma information follows (in thousands except for loss per share information):

                                                                          1996        1995
                                                                       ----------  ----------
Net loss.........................................  As reported         $  (10,365) $  (16,724)
                                                                       ----------  ----------
                                                                       ----------  ----------
                                                   Pro forma           $  (10,771) $  (16,793)
                                                                       ----------  ----------
                                                                       ----------  ----------
Net loss per share...............................  As reported         $    (5.44) $    (4.33)
                                                                       ----------  ----------
                                                                       ----------  ----------
                                                   Pro forma           $    (5.65) $    (4.35)
                                                                       ----------  ----------
                                                                       ----------  ----------

    Because FASB 123 is applicable only to awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

    The weighted-average fair value of options granted at and below fair value during 1996 and 1995 were:

                                                                                 1996       1995
                                                                               ---------  ---------
Fair value at grant..........................................................  $    9.24  $    2.50
                                                                               ---------  ---------
                                                                               ---------  ---------
Below fair value at grant date...............................................  $    2.50  $      --
                                                                               ---------  ---------
                                                                               ---------  ---------

WARRANTS

    In connection with the sale of Series A preferred stock, the Company acquired 25,000 shares of its common stock from an investor for $0.60 per share and issued a warrant to purchase 25,000 shares of the Company's common stock at $8.00 per share. This warrant is exercisable immediately and expires on September 8, 1997. As of December 31, 1996, 25,000 shares of common stock have been reserved for the exercise of this warrant.

    In connection with the equipment lease entered into in 1993, the Company issued a warrant to purchase 2,812 shares of the Company's common stock at $8.00 per share. This unexercised warrant expired at the time of the initial public offering.

    In connection with the 1993 facility lease, the Company issued warrants to purchase 3,000 shares of the Company's common stock at $12.50 per share. The unexercised warrants expired in August 1996.

    In connection with the sale of Series D preferred stock, the Company issued warrants to purchase 21,926 shares of the Company's common stock at $20.00 per share. The warrants are exercisable

                             CV THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  STOCKHOLDERS' EQUITY (CONTINUED)
immediately and expire on March 23, 1999. As of December 31, 1996, 21,926 shares of common stock have been reserved for the exercise of the warrants.

    In connection with the corporate term loan obtained in April 1995, the Company issued warrants to purchase 40,000 shares of the Company's common stock at $25.00 per share. The warrant is exercisable immediately and expires on April 24, 2005. As of December 31, 1996, 40,000 shares of common stock have been reserved for the exercise of the warrant. In June 1996, the warrant agreement was amended to change the exercise price of the warrants from $25.00 per share to $8.90 per share, in exchange for the elimination of certain loan covenants. This change in terms resulted in a new measurement date for the warrants for accounting purposes, and, therefore, a value of $160,000 has been recorded in June 1996 based on the deemed fair value of the warrants at that date. The warrant value was initially amortized over the remaining life of the loan. However, on September 30, 1996, the Company repaid the remaining balance of the loan and expensed the unamortized portion of the warrant value at that date.

    In connection with the sale of Series E preferred stock, the Company issued warrants to purchase 196,078 shares of the Company's common stock at $20.00 per share. The warrants are exercisable immediately and expire at the earlier of September 7, 2000 or a merger, reorganization or sale of substantially all of the assets of the Company. As of December 31, 1996, 196,078 shares of common stock have been reserved for the exercise of the warrants.

    In 1995, the Company issued its corporate attorneys a warrant to purchase 2,500 units, each unit consisting of one share of the Company's common stock and one warrant to purchase half of one share of the Company's common stock (1,250 shares) at $20.00 per share. The warrant was issued in lieu of payment for legal services rendered totaling $48,750 and is separately disclosed in the statement of stockholders' equity. The warrant is exercisable immediately and expires in December 2000. Shares of common stock totaling 3,750 have been reserved for issuance upon exercise of the warrant.

    In connection with the sale of Series G preferred stock in March and May 1996, the Company issued warrants to purchase 980,392 shares of common stock at $2.50 per share. These warrants were exercised at the time of the initial public offering.

    In September 1996, in connection the debt financing described in Note 5, the Company issued five year warrants to purchase 84,500 shares of common stock at an exercise price of $20.00 per share, and five year warrants to purchase 84,500 shares of common stock at an exercise price of $2.50 per share. These warrants were valued at $521,000 based on the value of common stock on the date of the transaction and based on the terms of the respective warrant agreements.

                             CV THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes the warrants outstanding as of December 31, 1996:

                                                                           EXERCISE     NUMBER OF
DATE OF ISSUANCE                                                             PRICE      WARRANTS
------------------------------------------------------------------------  -----------  -----------
October 1992............................................................   $    8.00       25,000
April 1993..............................................................   $   25.00      100,000
March and April 1994....................................................   $   20.00       21,926
April 1995..............................................................   $    8.90       40,000
September and November 1995.............................................   $   20.00      196,078
December 1995...........................................................   $   20.00        3,750
March 1996..............................................................   $   20.00       18,750
September 1996..........................................................   $   20.00       84,500
September 1996..........................................................   $    2.50       84,500
                                                                                       -----------
Total...................................................................                  574,504
                                                                                       -----------
                                                                                       -----------

9.  INCOME TAXES

    As of December 31, 1996, the Company had federal net operating loss carryforwards of approximately $41,000,000. The Company also had Federal research and development tax credit carryforwards of approximately $1,400,000. The difference between the federal net operating loss carryforwards and the accumulated deficit relates primarily to losses generated by the Company's wholly owned subsidiary, CV Therapeutics, International. The net operating loss and credit carryforwards will expire at various dates beginning on 2007 through 2011, if not utilized.

    Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                                           1996        1995
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Net operating loss carryforward.......................................  $   14,500  $   11,600
Research credits (expiring 2007-2011).................................       2,000       1,700
Capitalized research and development..................................       1,500         800
Other, net............................................................         800         100
                                                                        ----------  ----------
Total deferred tax assets.............................................      18,800      14,200
Valuation allowance for deferred tax assets...........................     (18,800)    (14,200)
                                                                        ----------  ----------
Total.................................................................  $       --  $       --
                                                                        ----------  ----------
                                                                        ----------  ----------

    The valuation allowance increased by $7,200,000, during the year ended December 31, 1995.

                             CV THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  SUBSEQUENT EVENTS (UNAUDITED)

    On March 7, 1997, the Company entered into two research collaboration and license agreements, one with Biogen and one with Biogen's wholly owned subsidiary, Biotech Manufacturing. The Biogen Agreements grant the Biogen entities the exclusive worldwide rights to develop and commercialize CVT-124 and any other adenosine A(1) antagonist owned by CVT for all indications. In exchange for such rights to develop, manufacture and sell the technology, CVT received an upfront payment of $16.0 million, including $5.0 million in cash, a $7.0 million equity investment consisting of the purchase of 669,857 shares of the Company's common stock at $10.45 per share, and advanced funding of a milestone payment and funding under a credit facility totalling $4.0 million. In addition, CVT may receive development milestones, equity investments, funding under a general purpose loan facility and royalties from any future product sales.