Form 10-K/A
period 1996-12-31
CV THERAPEUTICS INC
filed 1997-04-25
CIK 921506

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Item 11 of CV Therapeutics, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 is hereby amended to read as follows:

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

COMPENSATION OF EXECUTIVE OFFICERS

    The following table sets forth for the fiscal years ended December 31, 1995 and 1996 certain compensation awarded or paid to, or earned by the Company's Chief Executive Officer and the Company's next four most highly compensated officers during the fiscal year ended December 31, 1996 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG-TERM
                                                                                                COMPENSATION
                                                                ANNUAL COMPENSATION             -------------
                                                     -----------------------------------------   SECURITIES
                                                                               OTHER ANNUAL      UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION                 YEAR     SALARY($)   BONUS($)     COMPENSATION($)    OPTIONS(#)     COMPENSATION($)
----------------------------------------  ---------  ---------  -----------  -----------------  -------------  -----------------
Louis G. Lange, M.D., Ph.D.                 1995       250,000      --              30,000(1)        55,000           --
  Chairman of the Board                     1996       250,000      35,000(2)        94,242(3)       65,000           --
  and Chief Executive Officer
Kathleen A. Stafford                        1995         5,000      --              --               35,250           95,425(4)
  Chief Financial Officer                   1996       109,800      12,500(5)        --              14,250           --
Michael M. Wick, M.D., Ph.D.                1995       160,045      30,000          --               62,500           --
  Senior Vice President,                    1996       190,000      15,000(6)        --              27,500           --
  Research
Andrew W. Wolff, M.D.                       1995       175,500      17,500          --                7,500           --
  Vice President, Clinical                  1996       184,000      20,000(7)        --              22,500           --
  Research and Development
George F. Schreiner, M.D., Ph.D.            1995       159,750      --              26,625(1)        12,800           --
  Vice President, Clinical                  1996       163,000       5,000(9)        22,785(10)      15,000           --
  Research and Development (8)

------------------------

(1) Consists of amounts forgiven on loan obligations.

(2) Consists of $10,000 paid in 1996 based upon Dr. Lange's performance in 1995 and $25,000 representing the dollar value of shares awarded in 1997 based upon Dr. Lange's performance in 1996. The dollar value was calculated by multiplying the market value on the day prior to the date of grant ($8.50) by the number of shares awarded.

(3) Consists of $92,880 forgiven on loan obligations and $1,362 paid to satisfy related tax obligations. See "Certain Transactions."

(4) Consists of fees paid for consulting services. Ms. Stafford served as a consultant to the Company from May 1995 through November 1995 before becoming the Chief Financial Officer on December 1, 1995.

(5) Consists of the dollar value of shares awarded in 1997 based upon Ms. Stafford's performance in 1996. See footnote (2) for calculation of stock award.

(6) Consists of $10,000 paid in 1996 based upon Dr. Wick's performance in 1995 and $5,000 representing the dollar value of shares awarded in 1997 based upon Dr. Wick's performance in 1996. See footnote (2) for calculation of stock award.

(7) Consists of $10,000 paid in 1996 based upon Dr. Wolff's performance in 1995 and $10,000 representing the dollar value of shares awarded in 1997 based upon Dr. Wolff's performance in 1996. See footnote (2) for calculation of stock award.

(8) Dr. Schreiner terminated his employment with the Company in January 1997.

(9) Consists of a cash bonus paid in 1996 based upon Dr. Schreiner's performance in 1995.

(10) Consists of $15,066 forgiven on loan obligations, $219 paid to satisfy related tax obligations and $7,500 in mortgage assistance. See "Certain Transactions."

                       OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth each grant of stock options made during the fiscal year ended December 31, 1996 to each of the Named Executive Officers:

                                                               INDIVIDUAL GRANTS
                                             ------------------------------------------------------  POTENTIAL REALIZABLE
                                                           PERCENTAGE OF                               VALUE AT ASSUMED
                                              NUMBER OF    TOTAL OPTIONS                             ANNUAL RATES OF STOCK
                                             SECURITIES     GRANTED TO                                PRICE APPRECIATION
                                             UNDERLYING    EMPLOYEES IN     EXERCISE                  FOR OPTION TERM(3)
                                               OPTIONS        FISCAL          PRICE     EXPIRATION   ---------------------
NAME                                         GRANTED(#)     YEAR(%)(1)     ($/SH) (2)      DATE        5%($)      10%($)
-------------------------------------------  -----------  ---------------  -----------  -----------  ---------  ----------
Louis G. Lange, M.D., Ph.D.................      65,000(4)        18.21          2.50     09/09/06     684,525   1,186,246
Kathleen A. Stafford.......................      12,000(5)         3.36          2.50     09/09/06     126,374     218,999
                                                  2,250(6)         0.63          2.50     03/27/06      23,695      41,062
Michael M. Wick, M.D., Ph.D................      27,500(5)         7.72          2.50     09/09/06     289,607     501,873
Andrew A. Wolff, M.D.......................      22,500(5)         6.32          2.50     09/09/06     236,951     410,624
George F. Schreiner, M.D., Ph.D. (7).......      15,000           4.21           2.50     04/07/97           0           0

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf, by the undersigned, thereunto duly authorized, in the City of Palo Alto, County of Santa Clara, State of California, on April 25, 1997.

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

  /s/ LOUIS G. LANGE, M.D.,     Chairman of the Board &
            PH.D.                 Chief Executive Officer
------------------------------    (Principal Executive        April 25, 1997
 Louis G. Lange, M.D., Ph.D.      Officer)

   /s/ KATHLEEN A. STAFFORD     Chief Financial Officer
------------------------------    (Principal Financial and    April 25, 1997
     Kathleen A. Stafford         Accounting Officer)

    /s/ SAMUEL D. COLELLA*
------------------------------  Director                      April 25, 1997
      Samuel D. Colella

   /s/ THOMAS L. GUTSHALL*
------------------------------  Director                      April 25, 1997
      Thomas L. Gutshall

 /s/ BARBARA J. MCNEIL, M.D.,
            PH.D.*
------------------------------  Director                      April 25, 1997
Barbara J. McNeil, M.D., Ph.D.

 /s/ COSTA G. SEVASTOPOULOS,
            PH.D.*
------------------------------  Director                      April 25, 1997
Costa G. Sevastopoulos, Ph.D.

 /s/ J. LEIGHTON READ, M.D.*
------------------------------  Director                      April 25, 1997
    J. Leighton Read, M.D.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------
       /s/ ISAAC STEIN*
------------------------------  Director                      April 25, 1997
         Isaac Stein

*By:  /s/ LOUIS G. LANGE, M.D.,
                PH.D.
      -------------------------
        Louis G. Lange, M.D.,
                Ph.D.

*By:       /s/ KATHLEEN A.
              STAFFORD
      -------------------------
        Kathleen A. Stafford