Form 10-Q
period 1997-03-31
CV THERAPEUTICS INC
filed 1997-05-15
CIK 921506

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ___________

                                    Form 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-21643

                                   ___________

                              CV THERAPEUTICS, INC.

             (Exact name of Registrant as specified in its charter)

              DELAWARE                              43-1570294
    (State or other jurisdiction of      (IRS Employer Identification No.)
    incorporation or organization)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                    Class                     Outstanding at April 30, 1997
                    -----                     -----------------------------
     Common Stock $.001 par value                      6,908,047

                                                                            Page Number
Part I    Financial Information

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets                           3
              Condensed Consolidated Statements of Operations                 4
              Condensed Consolidated Statements of Cashflow                   5
              Notes to the Condensed Consolidated                             6
                 Financial Statements

     Item 2.  Management's Discussion and Analysis
                 of Financial Condition and                                   7
                 Results of Operations

Part II   Other Information

     Item 6.  Exhibits and Reports on Form 8-K                               10

Part III  Signatures

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                              CV THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                                  MARCH 31,    DECEMBER 31,
                                                                                    1997          1996
                                                                                    ----          ----
                                                                                (UNAUDITED)        (1)
                                                 ASSETS
 Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .         $17,285        $19,575
   Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . .          14,073          1,993
   Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . .             571            454
                                                                                   -------        -------
 Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .          31,929         22,022

 Long-term investments . . . . . . . . . . . . . . . . . . . . . . . . . .           3,031              -
 Notes receivable from officers and employees. . . . . . . . . . . . . . .             475            475
 Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . .           2,878          3,072
 Intangible and other assets . . . . . . . . . . . . . . . . . . . . . . .             521            570
                                                                                   -------        -------

                                                                                   $38,834        $26,139
                                                                                   -------        -------
                                                                                   -------        -------
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .            $171           $405
   Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .           1,165          1,304
   Current portion of long-term debt . . . . . . . . . . . . . . . . . . .               -             15
   Current portion of capital lease obligation . . . . . . . . . . . . . .             647             20
   Deferred revenue, short-term portion. . . . . . . . . . . . . . . . . .           2,000              -
                                                                                   -------        -------

 Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .           3,983          1,744

 Long-term portion of capital lease obligation . . . . . . . . . . . . . .           1,069              -
 Long-term portion of long-term debt . . . . . . . . . . . . . . . . . . .           6,000          5,000
 Accrued rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             627            719
 Deferred revenue, long-term portion . . . . . . . . . . . . . . . . . . .           5,000              -
 Commitments
 Stockholders' equity:
   Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          70,595         65,414
   Warrants to purchase common stock . . . . . . . . . . . . . . . . . . .           1,225          1,225
   Notes receivable issued for stock . . . . . . . . . . . . . . . . . . .            (171)          (171)
   Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . . .          (2,021)        (2,166)
   Deficit accumulated during the development stage. . . . . . . . . . . .         (47,511)       (45,626)
                                                                                   -------        -------

 Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . .          22,117         18,676
                                                                                   -------        -------

                                                                                   $38,834        $26,139
                                                                                   -------        -------
                                                                                   -------        -------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

(1) THE BALANCE SHEET AT DECEMBER 31, 1996 HAS BEEN DERIVED FROM AUDITED FINANCIAL STATEMENTS AT THAT DATE, BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED FINANCIAL PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

                              CV THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                                                INCEPTION
                                                                               THREE MONTHS ENDED MARCH 31,   (DECEMBER 11,
                                                                               ----------------------------      1990) TO
                                                                                      1997           1996     MARCH 31, 1997
                                                                                      ----           ----     --------------
 Contract revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $820             $_         $1,070
 Operating expenses:
   Research and development. . . . . . . . . . . . . . . . . . . . . . . .           1,790          2,524         36,508
   General and administrative. . . . . . . . . . . . . . . . . . . . . . .           1,021            691         11,518
                                                                                   -------        -------       --------

 Total operating expenses. . . . . . . . . . . . . . . . . . . . . . . . .           2,811          3,215         48,026
                                                                                   -------        -------       --------

 Loss from operations. . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,991)        (3,215)       (46,956)
 Net interest and other expense. . . . . . . . . . . . . . . . . . . . . .             106           (164)          (532)
                                                                                   -------        -------       --------

 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $(1,885)       $(3,379)      $(47,488)
                                                                                   -------        -------       --------
                                                                                   -------        -------       --------

 Net loss per share. . . . . . . . . . . . . . . . . . . . . . . . . . . .          $(0.30)
                                                                                   -------
                                                                                   -------

 Shares used in computing net loss per share . . . . . . . . . . . . . . .           6,346
                                                                                   -------
                                                                                   -------
 Pro forma net loss per share. . . . . . . . . . . . . . . . . . . . . . .                         $(0.80)
                                                                                                  -------
                                                                                                  -------

 Shares used in computing pro forma net loss per share . . . . . . . . . .                          4,248
                                                                                                  -------
                                                                                                  -------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CV THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                    THREE MONTHS ENDED           INCEPTION
                                                                                  -----------------------   (DECEMBER 11, 1990)
                                                                                  MARCH 31,      MARCH 31,          TO
                                                                                    1997           1996       MARCH 31, 1997
                                                                                  ---------      --------   -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $(1,885)       $(3,379)      $(47,488)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Amortization of deferred compensation . . . . . . . . . . . . . . . . .             145              -            301
     Depreciation and amortization . . . . . . . . . . . . . . . . . . . .             269            278          3,378
     Write off of warrant issued under capital lease . . . . . . . . . . .               -              -            160
     Forgiveness of notes receivable . . . . . . . . . . . . . . . . . . .               -              -            200
     Issuance of stock warrant for legal services received . . . . . . . .               -              -             49
     Issuance of preferred stock and warrant for
       payment of license fee. . . . . . . . . . . . . . . . . . . . . . .               -              -            750
     Change in assets and liabilities:
       Other current assets. . . . . . . . . . . . . . . . . . . . . . . .            (112)            41            223
       Intangible and other assets . . . . . . . . . . . . . . . . . . . .               -              -         (1,434)
       Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .            (234)           236            171
       Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .            (185)          (289)         1,119
       Accrued rent. . . . . . . . . . . . . . . . . . . . . . . . . . . .              (8)             -            711
       Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . .           7,000              -          7,000
                                                                                   -------        -------       --------

 Net cash provided by (used in) operating activities . . . . . . . . . . .           4,990         (3,113)       (34,860)
                                                                                   -------        -------       --------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of short-term investments. . . . . . . . . . . . . . . . . . . .         (14,073)             -        (69,168)
 Purchase of long-term investments . . . . . . . . . . . . . . . . . . . .          (3,031)             -         (3,031)
 Maturity of short-term investments. . . . . . . . . . . . . . . . . . . .           1,993              -         55,095
 Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . .             (31)             9         (5,381)
 Notes receivable from officers and employees. . . . . . . . . . . . . . .               -              -           (721)
                                                                                   -------        -------       --------

 Net cash provided by (used in) investing activities . . . . . . . . . . .         (15,142)             9        (23,206)
                                                                                   -------        -------       --------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on capital lease obligation. . . . . . . . . . . . . . . . . . .            (304)          (347)        (1,040)
 Borrowings under long-term debt . . . . . . . . . . . . . . . . . . . . .           3,000              -         16,219
 Repayments of long-term debt. . . . . . . . . . . . . . . . . . . . . . .             (15)          (539)        (8,218)
 Proceeds from issuances of common stock
   (and bridge loans subsequently converted into
   common stock), net of repurchases . . . . . . . . . . . . . . . . . . .           5,181              4         17,675
 Proceeds from issuance of warrant . . . . . . . . . . . . . . . . . . . .               -              -          1,359
 Proceeds from bridge loans. . . . . . . . . . . . . . . . . . . . . . . .               -              -          1,198
 Proceeds from issuance of convertible preferred stock . . . . . . . . . .               -          6,889         48,182
 Payments to stockholders to repurchase the
   Company's common stock. . . . . . . . . . . . . . . . . . . . . . . . .               -              -            (24)
                                                                                   -------        -------       --------

 Net cash provided by financing activities . . . . . . . . . . . . . . . .           7,862          6,007         75,351
                                                                                   -------        -------       --------
 Net (decrease) increase in cash and cash equivalents. . . . . . . . . . .          (2,290)         2,903         17,285
                                                                                   -------        -------       --------
 Cash and cash equivalents at beginning of period. . . . . . . . . . . . .          19,575          5,569              -
 Cash and cash equivalents at end of period. . . . . . . . . . . . . . . .         $17,285         $8,472        $17,285
                                                                                   -------        -------       --------
                                                                                   -------        -------       --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CV THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of CV Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles, are unaudited, except as specifically noted, and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. The financial information included herein should be read in conjunction with the Company's financial report on Form 10-K/A for 1996 which includes the audited consolidated financial statements and the notes thereto for the year ended December 31, 1996.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CV Therapeutics International, which was incorporated in December 1993 in the Cayman Islands. All significant intercompany balances have been eliminated.

REVENUE RECOGNITION

     Contract revenues related to research agreements with noncancelable, nonrefundable terms and no significant future obligations are recognized upon execution of the agreements. Milestone payments will be recognized pursuant to collaborative agreements upon the achievement of specified milestones.

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

     Net loss per share information is as follows:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                                1996
                                                        ----------------------
                                                        (IN THOUSANDS, EXCEPT
                                                          PER SHARE AMOUNTS)
      Net loss per share. . . . . . . . . . . . . . . .        $(2.02)
      Shares used in computing net loss per share . . .         1,675

     Pro forma per share data is provided to show the calculation on a consistent basis for the periods presented. It has been computed as described above, and also gives retroactive effect from the date of issuance to the conversion of preferred stock which automatically converted to common stock upon the closing of the Company's initial public offering.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute loss per share and to restate all prior periods. The impact is expected to result in no change to loss per share for the quarters ended March 31, 1997 and March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those listed below and those listed in "Risk Factors" in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996.

OVERVIEW

     CVT is a development stage biopharmaceutical company focused exclusively on the application of molecular cardiology to the discovery, development and commercialization of novel small molecule drugs for the treatment of chronic cardiovascular disease. Since its inception in December 1990, substantially all of the Company's resources have been dedicated to research and development. To date, CVT has not generated any product revenue and does not expect to generate any such revenues for at least several years. As of March 31, 1997, the Company had an accumulated deficit of approximately $47.5 million. The Company expects its sources of revenue, if any, for the next several years to consist of payments under existing and future corporate partnerships. The process of developing the Company's products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for the foreseeable future. The Company will not receive product revenue unless it or its collaborative partners complete clinical trials and successfully commercialize one or more of its products.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1997 AND 1996

REVENUES. The Company recognized revenues of $820,000 for the quarter ended March 31, 1997, in association with the payment of a non-refundable, up-front fee pursuant to research collaboration and license agreements with Biogen, Inc. ("Biogen") and its wholly-owned subsidiary, Biotech Manufacturing Limited ("Biotech Manufacturing" and together with Biogen the "Biogen Entities").

RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses decreased to $1.8 million for the quarter ended March 31, 1997, compared to $2.5 million for the quarter ended March 31, 1996. The lower expenses in 1997 were largely due to a $750,000 license payment to a collaborative partner that occurred in 1996 and did not occur again in 1997. Under a current license agreement, the Company may be obligated to make milestone payments totaling $3.0 million to Syntex (USA), Inc. in 1997 unless the Company elects to terminate the agreement. In addition, the Company expects research and development expenses to increase significantly over the next several years as the Company expands research and product development efforts.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1.0 million for the quarter ended March 31, 1997, compared to $691,000 for the quarter ended March 31, 1996, due to increased legal fees associated with the negotiation of the agreements with the Biogen Entities and increased outside services associated with becoming a public company. The Company expects general and administrative expense to increase in the future due to an increase in the level of the Company's activities and additional expenses associated with being a public company.

INTEREST INCOME (EXPENSE) NET. Interest income (expense), net increased to $106,000 for the quarter ended March 31, 1997, compared to $(164,000) for the quarter ended March 31, 1996, as a result of higher average investment balances from the proceeds of the Company's initial public offering and payments received in connection with the Company's collaboration and license agreements with the Biogen Entities. The Company expects that interest income (expense), net will decrease as investment balances decrease due to the consumption of cash in operations.

     The Company records and amortizes over the related vesting periods deferred compensation representing the difference between the exercise price of options granted and the deemed fair value of its common stock at the time of grant. Options generally vest over four years. Deferred compensation of approximately $2.3 million has been recorded and is being amortized to both research and development expenses as well as general and administrative expenses over the related vesting periods (generally four years) of the options granted.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through private placements of preferred equity securities, equipment and leasehold improvement financing, other debt financings and payments under corporate collaborations. In November 1996, the Company completed an initial public offering and raised net proceeds of approximately $13.0 million. On March 7, 1997, the Company entered into two research collaboration and license agreements with the Biogen Entities which together resulted in an upfront payment of $16.0 million, including $5.0 million in cash, a $7.0 million equity investment consisting of the purchase of 669,857 shares of the Company's Common Stock at $10.45 per share, and advanced funding of a milestone payment and funding under a credit facility totaling $4.0 million. In addition, CVT may receive development milestones, equity investments, funding under a general purpose loan facility and royalties from any future product sales. As of March 31, 1997, the Company had received approximately $68.6 million in net proceeds from the sale of equity securities, and approximately $16.9 million, before repayment, from loans and equipment and leasehold financings.

     Cash, cash equivalents and short- and long-term investments at March 31, 1997 totaled $34.4 million compared to $21.6 million at December 31, 1996. The increase in 1997 was due to the receipt of the upfront payment of $16.0 million associated with the Company's collaborations with the Biogen Entities. The Company's funds are currently invested in short- and medium-term, investment grade, interest-bearing debt obligations.

     Net cash provided by operating activities for the quarter ended March 31, 1997 was $5.0 million, compared to $(3.1) million for the quarter ended March 31, 1996. The increase in cash provided by operating activities was the result of deferred revenue of $7 million recorded in conjunction with the upfront payment under the collaboration with the Biogen Entities.

     Through March 31, 1997, the Company had invested approximately $6.1 million in property and equipment, of which approximately $4.4 million was financed through equipment and leasehold financings.

     The Company will require substantial additional funding in order to complete its research and development activities and commercialize any potential products. The Company currently estimates that its existing resources, including payments already received from the Biogen Entities and projected interest income, will enable the Company to maintain its current and planned operations through 1998. However, there can be no assurance that the Company will not require additional funding prior to such time. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of the Company to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical material and other factors not within the Company's control. There can be no assurance that such additional financing to meet the Company's capital requirements will be available on acceptable terms or at all. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise choose or may adversely affect the Company's ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's business, financial condition and results of operations are subject to various risks, including those described below and elsewhere in this Report.

     The Company is an early stage company and must be evaluated in light of the uncertainties and complications present in an early stage biopharmaceutical company. All of the Company products are at an early stage of development, and the Company has not generated any product revenue. In addition, the Company has only two products in clinical development, CVT-124 and Ranolazine. There can be no assurance that clinical trials conducted by the Company will demonstrate sufficient safety and efficacy to obtain the requisite approvals or that marketable products will result. In addition, the rate of completion of clinical trials may be delayed by many factors. The Company's product candidates will require significant additional development, preclinical studies, clinical trials and regulatory approval prior to commercialization. These activities may take several years and require the expenditure of substantial resources. In addition, these activities, together with the Company's general and administrative expenses, are expected to result in operating losses for the foreseeable future.

     The Company's strategy for the research, development and commercialization of its product candidates has required, and will continue to require, the Company to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, and the Company is dependent upon the success of these parties in performing their responsibilities. There can be no assurance that the Company will be able to enter into additional collaborative arrangements or license agreements on acceptable terms, or at all, or that the contemplated benefits from any of these agreements will be realized.

     The Company's business is affected by other factors, including: uncertainty of market acceptance, intense competition and rapid technological change, uncertainty of patent position and proprietary rights, dependence on key personnel and the need to attract and retain key employees and consultants, limited manufacturing, marketing and sales experience, significant government regulation, uncertainty of product pricing and reimbursement, and product liability exposure and the availability of insurance.

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     10.39* Research Collaboration and License Agreement (U.S.) between the Registrant and Biogen, Inc., dated March 7, 1997.

     10.40* Research Collaboration and License Agreement (Europe) between the Registrant and Biotech Manufacturing Ltd., dated March 7, 1997.

     10.41* Common Stock Purchase Agreement between the Registrant and Biotech Manufacturing Ltd., dated March 7, 1997.

     10.42* Loan Agreement between the Registrant and Biotech Manufacturing Ltd., dated March 7, 1997.

     11.1    Computation of Net Loss per Share.

     27.1    Supplemental Financial Data.

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

--------------------

* Confidential treatment is being sought for portions of this exhibit. Brackets indicate portions of text that have been omitted. A separate filing of such omitted text has been made with the Commission as part of the Company's application for confidential treatment.

                             C.V. Therapeutics, Inc.
                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       C.V. Therapeutics, Inc.


Date:          May 15, 1997

                                       By:  /s/ Louis G. Lange, M.D., Ph.D.
                                          --------------------------------------
                                          Louis G. Lange, M.D., Ph.D.
                                          Chairman of the Board & Chief
                                          Executive Officer
                                          (Principal Executive Officer)

                                       By:  /s/ Kathleen A. Stafford
                                          --------------------------------------
                                          Kathleen A. Stafford
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)