Form 10-Q
period 1997-06-30
CV THERAPEUTICS INC
filed 1997-08-13
CIK 921506

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                      FORM 10-Q

(Mark One)

    ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1997.

    (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from_______to_________.

                           Commission File Number: 0-21643

------------------------------------------------------------------------------
                                CV THERAPEUTICS, INC.
                (Exact name of registrant as specified in its charter)


               DELAWARE                                43-1570294
       (State of Incorporation)           (I.R.S. Employer Identification No.)


                       3172 PORTER DRIVE, PALO ALTO, CA  94304
                       (Address of principal executive offices)

          Registrant's telephone number, including area code: (650) 812-0585

------------------------------------------------------------------------------


Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES   X     NO
                                      -----     -----

As of August 5, 1997, there were 7,017,210 shares of the issuer's Common Stock, $0.001 par value, outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                CV THERAPEUTICS, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                                        INDEX


PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

  Condensed Consolidated Balance Sheets as of June 30, 1997
  and December 31,  1996                                                 3

  Condensed Consolidated Statements of Operations for the three months and the six months ended June 30, 1997 and 1996 and for
  the period from inception (December 11, 1990) through June 30, 1997    4

  Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996 and for the period from inception
  (December 11,1990) through June 30, 1997                               5

  Notes to Condensed Consolidated Financial Statements                   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                       8


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS          11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                11


SIGNATURES                                                              12

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                CV THERAPEUTICS, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                    (In thousands)

                                                     JUNE 30, 1997     DECEMBER 31, 1996
                                                     -------------     -----------------
                                                      (Unaudited)          (Note 1)
                              ASSETS
Current assets:
  Cash and cash equivalents                            $  14,740          $  19,575
  Short-term investments                                  12,111              1,993
  Other current assets                                       969                454
                                                       ---------          ---------
    Total current assets                                  27,820             22,022

Long-term investments                                      5,030                 --
Notes receivable from officers and employees                 400                475
Property and equipment, net                                2,666              3,072
Intangible and other assets                                  457                570
                                                       ---------          ---------

Total assets                                           $  36,373          $  26,139
                                                       ---------          ---------
                                                       ---------          ---------

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $     313          $     405
  Accrued liabilities                                      2,082              1,304
  Current portion of long-term debt                          333                 15
  Current portion of capital lease obligation                655                 20
  Deferred revenue, short-term portion                     2,000                 --
                                                       ---------          ---------
    Total current liabilities                              5,383              1,744

Long-term portion of capital lease obligation                899                 --
Long-term portion of long-term debt                        5,667              5,000
Accrued rent                                                 636                719
Deferred revenue, long-term portion                        4,500                 --
Commitments
Stockholders' equity:
  Common stock                                            70,861             65,414
  Warrants to purchase common stock                        1,225              1,225
  Notes receivable issued for stock                         (171)              (171)
  Deferred compensation                                   (1,876)            (2,166)
  Deficit accumulated during the development stage       (50,751)           (45,626)
                                                       ---------          ---------
    Total stockholders' equity                            19,288             18,676
                                                       ---------          ---------

Total liabilities and stockholders' equity             $  36,373          $  26,139
                                                       ---------          ---------
                                                       ---------          ---------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                CV THERAPEUTICS, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share amounts)
                                     (unaudited)

                                           Three Months Ended            Six Months Ended           Inception
                                                June 30,                     June 30,             (December 11,
                                        ------------------------      -----------------------       1990) to
                                           1997          1996           1997           1996       June 30, 1997
                                        ---------      ---------      ---------      ---------    -------------
Revenues:
  Contract revenues                     $     811      $     250      $   1,631      $     250     $    1,881
Operating expenses:
  Research and development                  3,120          1,485          4,910          4,009         39,628
  General and administrative                1,195            717          2,216          1,408         12,713
                                        ---------      ---------      ---------      ---------     ----------
    Total operating expenses                4,315          2,202          7,126          5,417         52,341

Loss from operations                       (3,504)        (1,952)        (5,495)        (5,167)       (50,460)

Interest income (expense), net                264            (65)           370           (229)          (268)
                                        ---------      ---------      ---------      ---------     ----------
Net loss                                $  (3,240)     $  (2,017)     $  (5,125)     $  (5,396)    $  (50,728)
                                        ---------      ---------      ---------      ---------     ----------
                                        ---------      ---------      ---------      ---------     ----------

Net loss per share (1)                  $   (0.47)     $   (0.41)     $   (0.77)     $   (1.18)
                                        ---------      ---------      ---------      ---------
                                        ---------      ---------      ---------      ---------
Shares used in computing
  net loss per share (1)                    6,909          4,925          6,628          4,587
                                        ---------      ---------      ---------      ---------
                                        ---------      ---------      ---------      ---------

(1) Net loss per share for the three-month and six-month periods ended June 30, 1996 is calculated on a pro forma basis. See accompanying notes for methodology of calculation.

           The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CV THERAPEUTICS, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (unaudited)

                                                                               Six Months Ended              Inception
                                                                                    June 30,           (December 11, 1990) to
                                                                              1997           1996          June 30, 1997
                                                                           ---------      ---------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $  (5,125)     $  (5,396)         $  (50,728)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Amortization of deferred compensation                                       290             --                 446
     Depreciation and amortization                                               543            539               3,652
     Write off of warrant issued under capital lease                              --             --                 160
     Forgiveness of notes receivable                                              --             --                 200
     Issuance of stock warrant for legal services received                        --             --                  49
     Issuance of preferred stock and warrant for
         payment of license fee                                                   --            750                 750
      Deferred revenue                                                         6,500             --               6,500
      Change in assets and liabilities:
         Other current assets                                                   (515)          (234)               (180)
         Intangible and other assets                                              27             35              (1,407)
         Accounts payable                                                        (92)           394                 313
         Accrued liabilities                                                     728           (384)              2,032
         Accrued rent                                                            (33)            --                 686
                                                                           ---------      ---------           ---------
Net cash provided by (used in) operating activities                            2,323         (4,296)            (37,527)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments                                           (16,573)        (2,023)            (71,668)
Purchase of long-term investments                                             (5,030)            --              (5,030)
Maturity of short-term investments                                             6,455             --              59,557
Capital expenditures                                                             (51)            (2)             (5,401)
Notes receivable from officers and employees                                      75             --                (646)
                                                                           ---------      ---------           ---------
Net cash provided by (used in) investing activities:                         (15,124)        (2,025)            (23,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations                                           (466)          (104)             (1,202)
Borrowings under long-term debt                                                3,000             --              16,219
Repayments of long-term debt                                                     (15)        (1,670)             (8,218)
Proceeds from issuance of common stock (and bridge loans
  subsequently converted into common stock), net of repurchase                 5,447             18              17,941
Proceeds from issuance of warrant                                                 --             --               1,359
Proceeds from bridge loans                                                        --             --               1,198
Proceeds from issuance of convertible preferred stock                             --         12,992              48,182
Payments to stockholders to repurchase the Company's
  common stock                                                                    --             --                 (24)
                                                                           ---------      ---------           ---------
Net cash provided by financing activities                                      7,966         11,236              75,455
                                                                           ---------      ---------           ---------

Net (decrease) increase in cash and cash equivalents                          (4,835)         4,915              14,740
Cash and cash equivalents at beginning of period                              19,575          5,569                  --
                                                                           ---------      ---------           ---------

Cash and cash equivalents at end of period                                 $  14,740      $  10,484           $  14,740
                                                                           ---------      ---------           ---------
                                                                           ---------      ---------           ---------


               The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                CV THERAPEUTICS, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                                    -----------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1997
                                     (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

   The accompanying condensed consolidated financial statements of CV Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles, are unaudited, except as specifically noted and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1997. The financial information included herein should be read in conjunction with the Company's Annual Report on Form 10K/A for 1996 which includes the audited consolidated financial statements and the notes thereto for the year ended December 31, 1996.

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

   Net loss per share information is as follows:

(In thousands, except per share amounts)     Three Months Ended      Six months ended
                                                June 30, 1996          June 30, 1996
                                             -------------------     ----------------
Net loss per share                               $  (1.20)              $  (3.21)
Shares used in computing net loss per share         1,687                  1,681

   Pro forma per share data is provided to show the calculation on a consistent basis for the periods presented. It has been computed as described above, and also gives retroactive effect from the date of issuance to the conversion of preferred stock, which automatically converted to common stock upon closing of the Company's initial public offering.

                                CV THERAPEUTICS, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                                    -----------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1997
                                     (UNAUDITED)

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact is expected to result in no change to loss per share for all prior periods.

SUBSEQUENT EVENT.

   Effective July 3, 1997 the Company and Syntex (U.S.A.), Inc. ("Syntex"), an indirect subsidiary of Roche Holding Limited, amended a license agreement dated March 27, 1996 (the "Prior Agreement") between CVT and Syntex. Under the amended agreement, the Company has agreed to issue shares of the Company's common stock to Syntex during the third quarter of 1997. No further milestone payments will be due to Syntex until certain regulatory approvals have been received by the Company.

                                CV THERAPEUTICS, INC.
                            (A DEVELOPMENT STAGE COMPANY)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER PARTS OF THIS FORM 10-Q CONTAIN FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE LISTED BELOW AND THOSE LISTED IN "RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 1996.

OVERVIEW

   CV Therapeutics, Inc. ("CVT" or the "Company") is a development stage biopharmaceutical company focused exclusively on the application of molecular cardiology to the discovery, development and commercialization of novel small molecule drugs for the treatment of cardiovascular disease. Since its inception in December 1990, substantially all of the Company's resources have been dedicated to research and development. To date, CVT has not generated any product revenue and does not expect to generate any such revenues for at least several years. As of June 30, 1997, the Company had an accumulated deficit of approximately $50.8 million. The Company expects its sources of revenue, if any, for the next several years to consist of payments under existing and future corporate partnerships. The process of developing the Company's products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for the foreseeable future. The Company will not receive product revenue unless it or its collaborative partners complete clinical trials and successfully commercialize one or more of its products.

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

RESULTS OF OPERATIONS

  REVENUES. The Company recognized revenues of $811,000 for the quarter ended June 30, 1997, as compared to $250,000 for the quarter ended June 30, 1996. Revenue for the six-month period ended June 30, 1997 was $1,631,000 compared to $250,000 during the six months period ended June 30, 1996. Revenue for both the three- and six-month periods ended June 30, 1997 was earned in connection with the research collaboration and license agreements with Biogen, Inc. ("Biogen") and its wholly-owned subsidiary, Biotech Manufacturing Limited ("Biotech Manufacturing" and together with Biogen the "Biogen Entities").

  RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses increased to $3,120,000 for the quarter ended June 30, 1997, compared to $1,485,000 for the quarter ended June 30, 1996. Research and development expenses increased to $4,910,000 for the six-month period ended June 30, 1997, compared to $4,009,000 for the six-month period ended June 30, 1996. The increase for the quarter ended June 30, 1997, over the quarter ended June 30, 1996 was primarily due to a $1.0 million accrual for a milestone payment due to Syntex (U.S.A.), Inc. ("Syntex"), an indirect subsidiary of Roche Holding Limited and increased research and development activities. The milestone payment is payable under an agreement with Syntex for the license of ranolazine. The license agreement with Syntex was amended in July 1997. Under the amended agreement, the Company has agreed to issue shares of the Company's common stock to Syntex during the third quarter of 1997. No further milestone payments will be due to Syntex until certain regulatory approvals have been received by the Company. The increase in research and development expenses for the six-month period ended June 30, 1997, over the six-month period ended June 30, 1996 was primarily due to increased research and development activities. The Company expects research and development expenses to increase significantly over the next several years as the Company expands research and product development efforts.

                         CV THERAPEUTICS, INC.
                    (A DEVELOPMENT STAGE COMPANY)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1,195,000 for the quarter ended June 30, 1997, compared to $717,000 for the quarter ended June 30, 1996. General and administrative expenses increased to $2,216,000 for the six-month period ended June 30, 1997, compared to $1,408,000 for the six-month period ended June 30, 1996. The increases for both the three-month and six-month periods ended June 30, 1997 over the same periods in 1996 were primarily due to increases in outside consulting fees, legal fees and personnel recruiting expenses, the amortization of deferred compensation expense and new administrative expenses associated with becoming a public company. The Company expects general and administrative expense to increase in the future due to an increase in the level of the Company's activities and additional expenses associated with being a public company.

  INTEREST INCOME (EXPENSE), NET. Interest income (expense), net increased to $264,000 for the quarter ended June 30, 1997, compared to $(65,000) for the quarter ended June 30 1996. Interest income (expense), net increased to $370,000 for the six-month period ended June 30, 1997, compared to $(229,000) for the six-month period ended June 30, 1996. The increase for both the three-month and six-month periods ended June 30, 1997 over the same periods in 1996 was a result of higher average investment balances resulting from the proceeds of the Company's initial public offering and payments received in connection with the Company's collaboration and license agreements with the Biogen Entities. The Company expects that interest income (expense), net will decrease as investment balances decrease due to the consumption of cash in operations.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations since inception primarily through private placements of preferred equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. In November 1996, the Company completed an initial public offering and raised net proceeds of approximately $13.0 million. On March 7, 1997, the Company entered into two research collaboration and license agreements with the Biogen Entities which together resulted in an upfront payment of $16.0 million, including $5.0 million in cash, a $7.0 million equity investment consisting of the purchase of 669,857 shares of the Company's common stock at $10.45 per share, and advanced funding of a milestone payment and funding under a credit facility totaling $4.0 million. In addition, CVT may receive development milestones, equity investments, funding under a general purpose loan facility and royalties from any future product sales. As of June 30, 1997 the Company received approximately $66.7 million in net proceeds from the sale of equity securities, and approximately $16.9 million, before repayment, from loans and equipment financings.

  Cash, cash equivalents and short- and long-term investments at June 30, 1997 totaled $31.9 million compared to $21.6 million at December 31, 1996. The increase in 1997 was due to the receipt of the upfront payment of $16.0 million associated with the Company's collaborations with the Biogen Entities. The Company's funds are currently invested in short- and medium-term, investment grade, interest-bearing debt obligations.

  Net cash provided by operations for the six-month period ended June 30, 1997 was $2.3 million, compared to $4.3 million used in operations for the six-month period ended June 30, 1996. The increase in cash provided by operating activities in 1997 was primarily the result of deferred revenue of $6.5 million recorded in conjunction with the upfront payment under the collaboration with the Biogen Entities. The deferred revenue was partially offset by the net loss for the six-month period ended June 30, 1997 of $5.1 million.

  Through June 30, 1997, the Company had invested approximately, $6.1 million in property and equipment, of which approximately $4.4 million was financed through equipment and leasehold financings.

                                CV THERAPEUTICS, INC.
                            (A DEVELOPMENT STAGE COMPANY)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

   The Company's business, financial condition and results of operations are subject to various risks, including those described below and elsewhere in the Report.

  The Company is an early stage company and must be evaluated in light of the uncertainties and complications present in an early stage biopharmaceutical company. All of the Company products are at an early stage of development, and the Company has not generated any product revenue. In addition, the Company has only two products in clinical development, CVT-124 and Ranolazine. There can be no assurance that clinical trials conducted by the Company will demonstrate sufficient safety and efficacy to obtain the requisite approvals or that marketable products will result. In addition, the rate of completion of clinical trials may be delayed by many factors.
The Company's product candidates will require significant additional development, preclinical studies, clinical trials and regulatory approval prior to commercialization. These activities may take several years and require the expenditure of substantial resources. In addition, these activities, together with the Company's general and administrative expense, are expected to result in operation losses for the foreseeable future.

  The Company's strategy for the research, development and commercialization of its product candidates has required, and will continue to require, the Company to enter into various arrangements with corporate and academic collaborators, licensers, licensees and others, and the Company is dependent upon the success of these parties in performing their responsibilities. There can be no assurance that the Company will be able to enter into additional collaborative arrangements or license agreements on acceptable terms, or at all, or that the contemplated benefits from any of these agreements will be realized.

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

                              CV THERAPEUTICS, INC.
                           (A DEVELOPMENT STAGE COMPANY)

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Annual Meeting of Stockholders of CV Therapeutics, Inc. was held on June 25, 1997.

    (b) All of the directors set forth below were elected to the Board of Directors.

    (c) The matters voted upon at the meeting and the voting of stockholders with respect thereto was as follows:

Election of Directors:

            Nominee                             For            Withheld
            -------                             ---            --------
Louis G, Lange, M.D., Ph.D.                  4,011,754            743
Samuel D. Colella                            4,011,754            743
Thomas L. Gutshall                           4,011,754            743
Barbara J. McNeil, M.D., Ph.D.               3,949,254         63,243
J. Leighton Read, M.D.                       4,011,754            743
Costa G. Sevastopoulos, Ph.D.                4,011,754            743
Isaac Stein                                  4,011,754            743

Proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 1997:

                        For           Against       Abstain
                        ---           -------       -------
                     4,007,147         4,350         1,000



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits required by Item 601 of Regulation S-K

        Exhibit                       Description
        Number
        -------   -----------------------------------------------------------
        10.43*    Letter Agreement, dated March 7, 1997, between the
                  Registrant and the University of Florida Research
                  Foundation, Inc.

        10.44* Amendment to License Agreement, effective as of July 3, 1997, between the Registrant and Syntex (U.S.A.), Inc.

        11.1      Statement of computation of net loss per share

        27.1      Financial Data Schedule
        --------------------------
        * Confidential treatment is being sought for portions of this exhibit. Brackets indicate portions of the text that have been omitted. A separate filing of such omitted text has been made with the Commission as part of the Company's application for confidential treatment.

   (b)  Reports on Form 8-K

         None.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CV THERAPEUTICS, INC.


Date:    August 13, 1997




                                 /s/ LOUIS G. LANGE, M.D., Ph.D.
                                 --------------------------------------------
                                 Louis G. Lange, M.D., Ph.D.
                                 Chairman of the Board & Chief
                                 Executive Officer
                                 (Principal Executive Officer)



                                 /s/ KATHLEEN A. STAFFORD
                                 --------------------------------------------
                                 Kathleen A. Stafford
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                CV THERAPEUTICS, INC.
                            (A DEVELOPMENT STAGE COMPANY)


                                    EXHIBIT INDEX


                                                                 Sequentially
Exhibit                                                          Numbered
Number                        Description                        Page
------------------------------------------------------------------------------
10.43*   Letter Agreement, dated March 7, 1997, between the
         Registrant and the University of Florida Research
         Foundation, Inc.

10.44* Amendment to License Agreement, effective as of July 3, 1997, between the Registrant and Syntex
         (U.S.A.), Inc.

11.1     Statement of computation of net loss per share

27.1     Financial Data Schedule
--------------------------
* Confidential treatment is being sought for portions of this exhibit. Brackets indicate portions of the text that have been omitted. A separate filing of such omitted text has been made with the Commission as part of the Company's application for confidential treatment.