Form 10-Q
period 1997-09-30
CV THERAPEUTICS INC
filed 1997-11-14
CIK 921506

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended SEPTEMBER 30, 1997.

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to _________.

                          Commission File Number: 0-21643

-------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  X   NO
                                ---     ---

As of October 31, 1997, there were 8,420,074 shares of the issuer's Common Stock, $0.001 par value, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               CV THERAPEUTICS, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  Condensed Consolidated Balance Sheets as of September 30, 1997
    and December 31, 1996                                                    3

  Condensed Consolidated Statements of Operations for the three months
    and the nine months ended September 30, 1997 and 1996                    4

  Condensed Consolidated Statements of Cash Flows for the nine months
    ended September 30, 1997 and 1996                                        5

  Notes to Condensed Consolidated Financial Statements                       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS                                                  8


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                           12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    12


SIGNATURES                                                                  13

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              CV THERAPEUTICS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                             September 30, 1997  December 31, 1996
                                             ------------------  -----------------
                                                 (Unaudited)         (Note 1)
                       ASSETS
Current assets:
  Cash and cash equivalents                       $    9,459     $    19,575
  Short-term investments                               9,553           1,993
  Other current assets                                   853             454
                                                  ----------     -----------
     Total current assets                             19,865          22,022

Long-term investments                                  9,902            --
Notes receivable from officers and employees             400             475
Property and equipment, net                            2,477           3,072
Intangible and other assets                              335             570
                                                  ----------     -----------
Total assets                                      $   32,979     $    26,139
                                                  ----------     -----------
                                                  ----------     -----------

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $      662     $       405
  Accrued liabilities                                    805           1,304
  Current portion of long-term debt                      833              15
  Current portion of capital lease obligation            665              20
  Current portion of deferred revenue                  2,000            --
                                                  ----------     -----------
     Total current liabilities                         4,965           1,744

Long-term portion of accrued liabilities                 620             719
Long-term portion of long-term debt                    5,167           3,000
Long-term portion of capital lease obligation            728           2,000
Long-term portion of deferred revenue                  4,000            --
Commitments
Stockholders' equity:
  Common stock                                        71,119          65,414
  Warrants to purchase common stock                    1,225           1,225
  Notes receivable issued for stock                     (108)           (171)
  Deferred compensation                               (1,331)         (2,166)
  Unrealized gain on investments                          18             --
  Accumulated deficit                                (53,424)        (45,626)
                                                  ----------     -----------
     Total stockholders' equity                       17,499          18,676
                                                  ----------     -----------
Total liabilities and stockholders' equity        $   32,979     $    26,139
                                                  ----------     -----------
                                                  ----------     -----------

             The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                             CV THERAPEUTICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)
                                 (unaudited)

                                   Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                  -------------------    -------------------
                                    1997       1996         1997      1996
                                  --------- ---------    ---------  --------
Revenues:
  Contract revenues               $    605  $      --   $   2,236   $    250
Operating expenses:
  Research and development           2,082      1,825       6,992      5,834
  General and administrative         1,329        778       3,545      2,186
                                  --------  ---------    --------    -------
     Total operating expenses        3,411      2,603      10,537      8,020

Loss from operations                (2,806)    (2,603)     (8,301)    (7,770)

Interest income (expense), net         133       (368)        503       (597)
                                  --------  ---------    --------    -------
Net loss                          $ (2,673)  $ (2,971)  $  (7,798)  $ (8,367)
                                  --------  ---------    --------    -------
                                  --------  ---------    --------    -------
Net loss per share (1)            $  (0.38)  $  (0.60)  $   (1.15)  $  (1.78)
                                  --------  ---------    --------    -------
                                  --------  ---------    --------    -------
Shares used in computing
  net loss per share (1)             7,010      4,949       6,755      4,708
                                  --------  ---------    --------    -------
                                  --------  ---------    --------    -------

(1) Net loss per share for the three-month and nine-month periods ended September 30, 1996 is calculated on a pro forma basis. See accompanying notes for methodology of calculation.


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              CV THERAPEUTICS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                           Nine Months Ended
                                                                              September 30,
                                                                          1997            1996
                                                                      -----------     -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $    (7,798)    $    (8,367)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
     Amortization of deferred compensation                                    563              11
     Depreciation and amortization                                            821             822
     Write off of  warrant issued under capital lease                         --              160
     Issuance of capital stock and warrants for payments
       of license fee                                                         544             750
     Change in assets and liabilities:
       Other current assets                                                  (399)            (15)
       Intangible and other assets                                            107             438
       Accounts payable                                                       257             152
       Accrued liabilities                                                   (598)           (103)
       Deferred revenue                                                     6,000             --
                                                                      -----------     -----------
 Net cash used in operating activities                                       (503)         (6,152)

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of short-term investments                                       (19,085)         (4,006)
 Purchase of long-term investments                                         (9,905)            --
 Maturity of short-term investments                                        11,546             --
 Capital expenditures                                                         (98)            (23)
 Notes receivable from officers and employees                                 138             --
                                                                      -----------     -----------
 Net cash used in investing activities                                    (17,404)         (4,029)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on capital lease obligations                                       (627)           (349)
 Borrowings under long-term debt                                            3,000           5,000
 Repayments of long-term debt                                                 (15)         (6,591)
 Proceeds from issuance of common stock (and bridge loans
   subsequently converted into common stock), net of repurchase             5,433              38
 Proceeds from issuance of convertible preferred stock                        --           12,992
                                                                      -----------     -----------
 Net cash provided by financing activities                                  7,791          11,090
                                                                      -----------     -----------
 Net (decrease) increase in cash and cash equivalents                     (10,116)            909
 Cash and cash equivalents at beginning of period                          19,575           5,569
                                                                      -----------     -----------
 Cash and cash equivalents at end of period                           $     9,459     $     6,478
                                                                      -----------     -----------
                                                                      -----------     -----------

               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                             CV THERAPEUTICS, INC.
                                 ____________

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

   The accompanying condensed consolidated financial statements of CV Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles, are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at and results of operations for the interim periods presented. The results of operations for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1997. The financial information included herein should be read in conjunction with the Company's Annual Report on Form 10K/A for 1996 which includes the audited consolidated financial statements and the notes thereto for the year ended December 31, 1996. Through December 31, 1996 the Company was in the development stage.

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CV Therapeutics International, which was incorporated in December 1993 in the Cayman Islands. All significant intercompany balances have been eliminated.

REVENUE RECOGNITION

   Upfront license payments related to research agreements with noncancelable, nonrefundable terms and no significant future obligations are recognized upon execution of the agreements. Collaborative research revenue is recognized as related expenses are incurred in accordance with the terms of collaboration agreements. Milestone payments will be recognized pursuant to collaborative agreements upon the achievement of the specified milestones.

NET LOSS PER SHARE

   Except as noted below, net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares issued during the 12-month period prior to the Company's initial public offering at prices below the assumed public offering price have been included in the calculation as if they were outstanding for all periods presented through September 30, 1996 (using the treasury stock method for stock options and warrants).

   Net loss per share information calculated on this basis is as follows:


(In thousands, except per share amounts)        Three Months Ended     Nine months ended
                                                September 30, 1996     September 30, 1996
                                                ------------------     ------------------
 Net loss per share                               $  (1.74)              $  (4.95)
 Shares used in computing net loss per share         1,711                  1,691

   Pro forma per share data for the three- and nine-month periods ended September 30, 1996 is provided to show the calculation on a consistent basis for the periods presented. It has been computed as described above, and also gives retroactive effect from the date of issuance to the conversion of preferred stock, which automatically converted to common stock upon closing of the Company's initial public offering.

                               CV THERAPEUTICS, INC.
                                  ______________

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact is expected to result in no change to loss per share amounts presented for all prior periods.

2.   LICENSE AND COLLABORATION AGREEMENTS

   On March 7, 1997, the Company entered into two research collaboration and license agreements ("the Biogen Agreements"), one with Biogen, Inc. ("Biogen") and one with Biogen's wholly owned subsidiary, Biotech Manufacturing Limited ("Biotech Manufacturing" and together with Biogen, the "Biogen Entities"). The Biogen Agreements grant the Biogen Entities the exclusive worldwide rights to develop and commercialize CVT-124 and any other adenosine A1 antagonist owned by the Company for all indications. In exchange for such rights to develop, manufacture and sell the technology, the Company received upfront payments of $16.0 million. Of this amount $0.8 million was recognized as revenue immediately, $7.0 million was deferred and will be recognized as revenue as the Company fulfills its research and development obligations and achieves a specific milestone as identified in the Biogen Agreements, $5.2 million was for the purchase of 669,857 shares of the Company's common stock and $3.0 million was funding under a credit facility. Of the $7.0 million of deferred revenue, $1.8 million represents a premium over the $5.2 million market value that was paid for the 669,857 shares of the Company's common stock. In addition, CVT may receive development milestones, equity investments, funding under a general purpose loan facility and royalties from any future product sales. The Company is obligated to repay the current outstanding principal portion of this credit facility, which bears interest on the outstanding principal at a rate equal to prime plus one (1%) percent, by February 2005.

3.   SUBSEQUENT EVENT

   On October 7, 1997 the Company sold 1,397,147 shares of its common stock at a purchase price of $9.25 per share to Biotech Target S.A., an affiliate of BB Biotech AG of Switzerland (the "Purchaser"). The Purchaser currently holds approximately 16.6 percent of the 8.4 million common shares outstanding after the private placement.

                             CV THERAPEUTICS, INC.

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

OVERVIEW

   CV Therapeutics, Inc. ("CVT" or the "Company") is an early stage biopharmaceutical company focused exclusively on the application of molecular cardiology to the discovery, development and commercialization of novel small molecule drugs for the treatment of cardiovascular disease. Since its inception in December 1990, substantially all of the Company's resources have been dedicated to research and development. To date, CVT has not generated any product revenue and does not expect to generate any such revenues for at least several years. As of September 30, 1997, the Company had an accumulated deficit of approximately $53.4 million. The Company expects its sources of revenue, if any, for the next several years to consist of payments under corporate partnerships and interest income. The process of developing the Company's products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for the foreseeable future. The Company will not receive product revenue unless it or its collaborative partners complete clinical trials and successfully commercializes one or more of its products.

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

   On March 7, 1997, the Company entered into two research collaboration and license agreements ("the Biogen Agreements"), one with Biogen, Inc. ("Biogen") and one with Biogen's wholly owned subsidiary, Biotech Manufacturing Limited ("Biotech Manufacturing" and together with Biogen, the "Biogen Entities"). The Biogen Agreements grant the Biogen Entities the exclusive worldwide rights to develop and commercialize CVT-124 and any other adenosine A1 antagonist owned by the Company for all indications. In exchange for such rights to develop, manufacture and sell the technology, the Company received upfront payments of $16.0 million. Of this amount $0.8 million was recognized as revenue immediately, $7.0 million was deferred and will be recognized as revenue as the Company fulfills its research and development obligations and achieves a specific milestone as identified in the Biogen Agreements, $5.2 million was for the purchase of 669,857 shares of the Company's common stock and $3.0 million was funding under a credit facility. Of the $7.0 million of deferred revenue, $1.8 million represents a premium over the $5.2 million market value that was paid for the 669,857 shares of the Company's common stock. In addition, CVT may receive development milestones, equity investments, funding under a general purpose loan facility and royalties from any future product sales. The Company is obligated to repay the current outstanding principal portion of this credit facility, which bears interest on the outstanding principal at a rate equal to prime plus one (1%) percent, by February 2005.

RESULTS OF OPERATIONS

  REVENUES. The Company recognized revenues of $605,000 for the quarter ended September 30, 1997, as compared to no revenue for the quarter ended September 30, 1996. Revenue for the nine-month period ended September 30, 1997 was $2.2 million compared to $250,000 during the nine-month period ended September 30, 1996. Revenue for both the three-and nine-month periods ended September 30, 1997 was attributable to an up front license fee in connection with the Biogen Agreements for the development and commercialization of CVT-124.
                                       8

                              CV THERAPEUTICS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses increased to $2.1 million for the quarter ended September 30, 1997, compared to $1.8 million for the quarter ended September 30, 1996. Research and development expenses increased to $7.0 million for the nine-month period ended September 30, 1997, compared to $5.8 million for the nine-month period ended September 30, 1996. The increase for the quarter ended September 30, 1997, over the quarter ended September 30, 1996 was primarily due to the issuance of shares of the Company's common stock valued at $544,000 to Syntex (U.S.A.), Inc. ("Syntex"), an indirect subsidiary of Roche Holding Limited, under an amended agreement with Syntex for the license of ranolazine. The increase in research and development expenses for the nine-month period ended September 30, 1997, over the same period in 1996 was primarily due to a $1.0 million milestone payment to Syntex payable under the original license agreement for ranolazine and the issuance of shares of the Company's common stock to Syntex referenced above. These expenses were partially offset by a decrease in other research and development expenses primarily as a result of decreased use of outside contract services by the Company. The Company expects research and development expenses to increase significantly over the next several years as the Company expands research and product development efforts.

  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1.3 million for the quarter ended September 30, 1997, compared to $778,000 for the quarter ended September 30, 1996. General and administrative expenses increased to $3.5 million for the nine-month period ended September 30, 1997, compared to $2.2 million for the nine-month period ended September 30, 1996. The increases for both the three-month and nine-month periods ended September 30, 1997 over the same periods in 1996 were primarily due to the amortization of deferred compensation expense, personnel recruiting expenses and new administrative expenses associated with becoming a public company. The Company expects general and administrative expense to increase in the future due to increases in the Company's development activities.

  INTEREST INCOME (EXPENSE), NET. Interest income (expense), net increased to $133,000 for the quarter ended September 30, 1997, compared to $(368,000) for the quarter ended September 30 1996. Interest income (expense), net increased to $503,000 for the nine-month period ended September 30, 1997, compared to $(597,000) for the nine-month period ended September 30, 1996. The increases for both the three-month and nine-month periods ended September 30, 1997 over the same periods in 1996 were a result of higher average investment balances resulting from the proceeds of the Company's initial public offering completed in November 1996 and payments received in connection with the Company's collaboration and license agreements with the Biogen Entities entered into in March 1997 compared to the same periods in 1996 in which the Company had lower average investment balances and prepayment penalties associated with a restructuring of the Company's debt. The Company expects that interest income (expense), net will fluctuate with average investment balances.

  The Company records and amortizes over the related vesting periods deferred compensation representing the difference between the exercise price of options granted and the deemed fair value of its common stock at the time of grant. Options generally vest over four years. Deferred compensation of approximately $2.3 million has been recorded and is being amortized to both research and development expenses as well as general and administrative expenses over the related vesting periods of the options granted.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations since inception primarily through private placements of preferred and common stock, an initial public offering of common stock, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. In November 1996, the Company completed an initial public offering and raised net proceeds of approximately $12.0 million. On March 7, 1997, the Company entered into two research collaboration and license agreements with the Biogen Entities that together resulted in cash receipts of $16.0 million. Of this amount, $7.0 million was recognized as deferred revenue, $5.2 million was an equity investment consisting of the purchase of 669,857 shares of the Company's common stock, $3.0 million was funding under a credit facility and $0.8 million was recognized as revenue in the three-month period ended March 31, 1997. In addition, the Biogen Entities agreed to make significant development milestones and equity investments and provide funding under a general purpose loan facility, all of which are subject to achievement of certain clinical development and commercialization milestones, and pay royalties from any future product sales. As of September 30, 1997 the Company had received approximately $68.7 million in net proceeds from the sale of equity securities, and approximately $16.2 million, before repayment, from loans and equipment financings.

                              CV THERAPEUTICS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Cash, cash equivalents and short- and long-term investments at September 30, 1997 totaled $28.9 million compared to $21.6 million at December 31, 1996. The increase in 1997 was due to the receipt of the upfront payments of $16.0 million associated with the Company's collaborations with the Biogen Entities. The Company's funds are currently invested in short- and long-term, investment grade, interest-bearing debt obligations.

  Net cash used in operations for the nine-month period ended September 30, 1997 was $503,000, compared to $6,152,000 for the nine-month period ended September 30, 1996. The decrease in cash used in operating activities in 1997 was primarily the result of deferred revenue of $6.0 million recorded in conjunction with the upfront payment under the collaboration with the Biogen Entities.

  Through September 30, 1997, the Company had invested approximately $6.1 million in property and equipment, of which approximately $4.4 million was financed through equipment and leasehold financing agreements.

  Subsequent to the end of the quarter ended September 30, 1997 the Company raised net proceeds of $12.3 million in a private placement of equity securities with Biotech Target S.A.

  The Company will require substantial additional funding in order to complete its research and development activities and commercialize any potential products. The Company currently estimates that its existing resources, including the net proceeds from the Company's initial public offering, payments from the Biogen Entities, net proceeds from the October 1997 sale of common stock to Biotech Target S.A. and projected interest income, will enable the Company to maintain its current and planned operations through 1999. However, there can be no assurance that the Company will not require additional funding prior to such time. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of the Company to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical material and other factors not within the Company's control. There can be no assurance that such additional financing to meet the Company's capital requirements will be available on acceptable terms or at all. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise choose or may adversely affect the Company's ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

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

                             CV THERAPEUTICS, INC.

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

                             CV THERAPEUTICS, INC.


PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   In July 1997, the Company issued 75,000 shares of the Company's common stock to Syntex (U.S.A.), Inc. ("Syntex"), an indirect subsidiary of Roche Holding Limited, under an amended agreement with Syntex for the license of ranolazine. The issuance was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Regulation D promulgated thereunder.

   On November 19, 1996, the Securities and Exchange Commission declared the Company's registration statement (file number 2-12675) effective. The offering commenced on November 19, 1996 and terminated following the sale of all securities registered. J.P. Morgan Securities Inc., Invemed Associates, Inc. and UBS Securities LLC served as the managing underwriters. The Company registered, for its own account 1,750,000 shares of common stock for an aggregate offering price of $14,000,000, and sold 1,750,000 shares of common stock for an aggregate sales price of $14,000,000. In connection with the offering, the Company incurred the following expenses and made direct or indirect payments to others: $980,000 for underwriting discounts and commissions and $1,050,000 for other expenses for a total of $2,030,000 in expenses. Following the deduction of such expenses, the Company received net offering proceeds of $11,970,000. The Company has used all the net proceeds for temporary investments, including money market and short-and long-term funds. Such payments were direct or indirect.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-K

          Exhibit                       Description
          Number
          -------   ----------------------------------------------------------
          10.45     Common Stock Purchase Agreement, dated October 7, 1997, by and between CV Therapeutics, Inc. and Biotech Target S.A.

          10.46* Letter Agreement between CV Therapeutics, Inc. and Michael M. Wick, M.D., Ph.D., dated April 30, 1997

          10.47* Transition Agreement between CV Therapeutics, Inc. and Kathy Stafford dated September 15, 1997

          10.48     First Amendment to Security Agreement, dated as of
                    March 7, 1997, by and between Hambrecht & Quist Guaranty Finance, LLC and CV Therapeutics, Inc.

          10.49     First Amendment to Security Agreement, dated as of
                    March 7, 1997, by and between Hambrecht & Quist Transition Capital, LLC and CV Therapeutics, Inc.

          10.50 First Amendment to Business Loan Agreement, dated as of March 7, 1997, by and between Hambrecht & Quist Transition Capital, LLC and CV Therapeutics, Inc.

          10.51 First Amendment to Master Lease Agreement, dated as of March 7, 1997, by and between Hambrecht & Quist Guaranty Finance, LLC and CV Therapeutics, Inc.

          10.52     Second Amendment to Security Agreement, dated as of
                    May 19, 1997, by and between Hambrecht & Quist Guaranty Finance, LLC and CV Therapeutics, Inc.

          10.53     Second Amendment to Security Agreement, dated as of
                    May 19, 1997, by and between Hambrecht & Quist Transition Capital, LLC and CV Therapeutics, Inc.

          11.1      Statement of computation of net loss per share

          27.1      Financial Data Schedule

          ____________

          *  Indicates management compensatory contract, plan or arrangement.

     (b)  Reports on Form 8-K

          None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CV THERAPEUTICS, INC.


Date:  November 14, 1997




                                   /s/ Louis G. Lange, M.D., Ph.D.
                                   ----------------------------------------
                                   Louis G. Lange, M.D., Ph.D.
                                   Chairman of the Board & Chief
                                   Executive Officer
                                   (Principal Executive Officer)



                                   /s/ Kathleen A. Stafford
                                   ----------------------------------------
                                   Kathleen A. Stafford
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                             CV THERAPEUTICS, INC.


                                EXHIBIT INDEX


                                                                   Sequentially
 Exhibit                                                           Numbered
 Number                            Description                     Page
-------------------------------------------------------------------------------
 10.45         Common Stock Purchase Agreement, dated October 7,
               1997, by and between CV Therapeutics, Inc. and
               Biotech Target S.A.

 10.46*        Letter Agreement between CV Therapeutics, Inc. and
               Michael M. Wick, M.D., Ph.D., dated April 30, 1997

 10.47*        Transition Agreement between CV Therapeutics, Inc.
               and Kathy Stafford dated September 15, 1997

 10.48         First Amendment to Security Agreement, dated as of
               March 7, 1997, by and between Hambrecht & Quist Guaranty
               Finance, LLC and CV Therapeutics, Inc.

 10.49         First Amendment to Security Agreement, dated as of
               March 7, 1997, by and between Hambrecht & Quist Transition
               Capital, LLC and CV Therapeutics, Inc.

 10.50         First Amendment to Business Loan Agreement, dated as of
               March 7, 1997, by and between Hambrecht & Quist Transition
               Capital, LLC and CV Therapeutics, Inc.

 10.51         First Amendment to Master Lease Agreement, dated as of
               March 7, 1997, by and between Hambrecht & Quist Guaranty
               Finance, LLC and CV Therapeutics, Inc.

 10.52         Second Amendment to Security Agreement, dated as of
               May 19, 1997, by and between Hambrecht & Quist Guaranty
               Finance, LLC and CV Therapeutics, Inc.

 10.53         Second Amendment to Security Agreement, dated as of
               May 19, 1997, by and between Hambrecht & Quist Transition
               Capital, LLC and CV Therapeutics, Inc.

 11.1          Statement of computation of net loss per share

 27.1          Financial Data Schedule
____________

*  Indicates management compensatory contract, plan or arrangement.