Form 10-K
period 1997-12-31
CV THERAPEUTICS INC
filed 1998-03-30
CIK 921506

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

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                 (650) 812-0585
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001
                                   PAR VALUE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The approximate aggregate market value of the Common Stock held by nonaffiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market was $101,310,440 as of March 10, 1998.

    The number of shares of Common Stock outstanding as of March 10, 1998 was 11,047,323.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain exhibits filed with the Registrant's Registration Statement on Form S-3 (Registration No. 333-54735), as amended, the Registrant's Proxy Statement in connection with the Registrant's 1998 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended, and certain exhibits filed with the Registrant's Registration Statement on Form S-8 (Registration No. 333-44717) are incorporated herein by reference into Part III and IV of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    CV Therapeutics, Inc. ("CVT" or "the Company") is a biopharmaceutical company focused on the application of molecular cardiology to the discovery, development and commercialization of novel, small molecule drugs for the treatment of chronic cardiovascular diseases. Molecular cardiology was developed, in part, by CVT scientists and their academic collaborators and is based upon the application of molecular biology and genetics to cardiovascular diseases. This discipline has yielded new insights into the mechanisms underlying chronic cardiovascular diseases and has enhanced the search for innovative cardiovascular drugs by providing an increasing number of new molecular targets for drug discovery. Two of the Company's drug candidates, ranolazine for the treatment of angina and CVT-124 for the treatment of edema due to congestive heart failure ("CHF"), are in clinical trials.

    In October 1997, the Company initiated a Phase III clinical trial of ranolazine, a novel small molecule, for the treatment of angina. The trial is a placebo-controlled, double-blind, cross-over trial of a sustained release ("SR") formulation of ranolazine in approximately 150 patients with chronic stable angina. Ranolazine was licensed from Syntex (USA), Inc. ("Syntex"), an indirect subsidiary of Roche Holding Limited ("Roche"), in March 1996. Its novel metabolic mechanism of action was discovered, in part, by cardiovascular researchers now at or associated with CVT. In Phase I and Phase II clinical trials conducted by Syntex, an immediate release ("IR") formulation of ranolazine was administered to over 1,200 patients. These clinical trials have indicated that ranolazine IR improved exercise tolerance in angina patients without adversely affecting heart rate or decreasing blood pressure, a clinical profile absent from currently available drugs. The Company believes ranolazine could particularly benefit angina patients who also suffer from CHF or remain symptomatic despite maximal doses of currently available anti-anginal drugs. In the United States, approximately 7.1 million patients are currently diagnosed with angina. Based on published studies, approximately one-third, or 2.3 million, are either diagnosed with both angina and CHF or are resistant to currently available treatments. The Company believes these patients would represent the initial target market for ranolazine.

    CVT-124, which is currently in Phase II clinical trials, is an adenosine A(1) receptor antagonist discovered by CVT through its application of molecular cardiology. Adenosine A(1) receptor antagonists block certain actions of adenosine, a hormone that modulates different functions of the cardiovascular system. CVT-124 has potential applications in the treatment of edema (fluid accumulation) associated with CHF and the prevention and treatment of acute renal failure. A recently completed Phase II trial in moderately severe CHF patients indicated that CVT-124 is generally well-tolerated and produces clinically useful and statistically significant increases in urine, sodium and chloride excretion compared to placebo, with clinically minimal increases in potassium excretion. This is an improved clinical profile compared to currently available therapies. In March 1997, the Company entered into two research collaboration and license agreements with Biogen, Inc. and a wholly-owned subsidiary of Biogen, Inc. (collectively "Biogen"), granting Biogen an exclusive worldwide license to develop, manufacture and commercialize CVT-124 for all indications. Approximately one-quarter of the 875,000 patients in the United States hospitalized with a primary diagnosis of CHF exhibit resistance to current diuretic treatments. The Company believes that these patients would represent the initial target market for CVT-124 in this indication.

    In addition to ranolazine and CVT-124, the Company has several product candidates that are currently in preclinical studies. The Company has developed and synthesized a series of adenosine A(1) agonist compounds, including CVT-510, that it believes may have potential application in treating supraventricular tachycardias. Supraventricular tachycardias are among the most common cardiac arrhythmias complicating ischemic heart disease and cardiac surgical procedures and account for over 300,000 new hospital admissions in the United States each year. The Company believes that compared to current therapies, CVT-510 may offer an improved clinical profile for immediate treatment of these arrhythmias without lowering blood pressure. CVT-313, also in preclinical studies, is a selective inhibitor of the cell cycle enzyme, cyclin-dependent kinase 2 ("CDK2"). The Company believes that CVT-313 may be useful in a variety of cellular proliferative disorders, including the prevention of restenosis, as an adjunct to coronary artery bypass surgery and as a treatment for cardiomyopathy (heart muscle damage). CVT-634, an inhibitor of another cell cycle regulating enzyme, is also being evaluated in animal models of chronic cardiovascular disease.

RISK FACTORS

    In this section, the Company summarizes certain risks that should be considered by stockholders and prospective investors in the Company. These risks are discussed in greater detail below, and are discussed in context in other sections of this report.

UNCERTAINTIES RELATED TO EARLY STAGE OF DEVELOPMENT

    The Company is at an early stage of development and must be evaluated in light of the uncertainties and complications present in an early stage biopharmaceutical company. In addition, all of the Company's products are at an early stage of development. Since the Company's inception in 1990, substantially all of the Company's resources have been dedicated to research and development, and the Company has not generated any product revenue. Because all of the Company's potential products are in research, preclinical or clinical development, product revenues will not be realized for at least several years, if at all. Drug discovery methods based upon molecular cardiology are relatively new, and there can be no assurance that the Company will be able to employ these methods of drug discovery successfully or that these methods will lead to the development of commercially viable pharmaceutical products. Certain of the Company's compounds within the Company's cell cycle and adenosine A(1) receptor programs are in the early stages of research and development, and the Company cannot predict when, if ever, it will commence clinical trials for such new compounds. There can be no assurance that any of the Company's product development efforts will be successfully completed, that any of the Company's products will be proven to be safe and effective, that regulatory approvals will be obtained at all or be as broad as sought, that the Company's products will be capable of being produced in commercial quantities or that any products, if introduced, will achieve market acceptance.

UNCERTAINTIES RELATED TO CLINICAL TRIALS

    The Company's potential products are subject to the risks of failure inherent in the development of pharmaceutical products and will require additional development, preclinical studies, clinical trials and regulatory approval prior to commercialization. The results from preclinical studies and early clinical trials may not be predictive of results obtained in later clinical trials, and there can be no assurance that clinical trials conducted by the Company or its collaborators will demonstrate sufficient safety and efficacy to obtain the requisite approvals or that marketable products will result. For example, in November 1995, based on unfavorable efficacy data from a Phase II trial, the Company terminated its development program for the CVT-1 product for treatment of primary hypercholesterolemia.

    The Company currently has only two products in clinical development, ranolazine and CVT-124. The rate of completion of the Company's clinical trials may be delayed by many factors, including slower than anticipated patient enrollment, difficulty in finding a sufficient number of patients fitting the appropriate trial profile or difficulty in obtaining sufficient supplies of clinical trial materials or adverse events occurring during the clinical trials. Completion of testing, studies and trials may take several years, and the length of time varies substantially with the type, complexity, novelty and intended use of the product. There can be no assurance that the Company's drug development efforts will progress as expected or that such efforts will lead to the further development and regulatory approval of any product. In addition, data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Delays or rejections may be encountered based upon many factors, including changes in regulatory policy during the period of product development. No assurance can be given that any of the Company's development programs will be successfully completed, that any investigational new drug ("IND") applications will become effective or that additional clinical trials will be allowed by the Food and Drug Administration ("FDA") or other regulatory authorities or that clinical trials will commence as planned. As a result of FDA reviews or complications that may arise in any phase of the clinical trial program, there can be no assurance that the proposed schedules for IND and clinical protocol submissions to the FDA, initiations of studies and completions of clinical trials can be maintained. Any delays in the Company's clinical trials would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON COLLABORATIVE AND LICENSING ARRANGEMENTS

    The Company's strategy for the research, development and commercialization of its product candidates has required, and will continue to require, the Company to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, and the Company will therefore be dependent upon the success of these parties in performing their responsibilities. There can be no assurance that the Company will be able to enter into additional collaborative arrangements or license agreements on acceptable terms, or at all, or that any or all of the contemplated benefits from such collaborative arrangements or license agreements will be realized. Failure to obtain and maintain such arrangements or agreements would result in delays in the development of the Company's proposed products, the inability to proceed with the development, manufacture or sale of products or the loss of third party licenses or could require the Company to fund development of a particular product candidate internally. If the Company were required to fund development internally, its future capital requirements would increase substantially. There can be no assurance that the Company could obtain additional funds to meet such increased capital requirements on acceptable terms, or at all.

    Under the Company's collaborative arrangement with Biogen, Biogen is responsible for pursuing all aspects of commercialization of CVT-124, including but not limited to manufacturing clinical quantities of CVT-124, conducting additional clinical trials, pursuing regulatory approvals, scaling-up manufacturing processes and establishing marketing and sales capabilities. The Company's relationship with Biogen may be terminated by Biogen upon notice ranging from 60 to 90 days. Any such termination would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, certain of the collaborative arrangements that the Company may enter into in the future may place responsibility on the collaborative partner for preclinical testing and clinical trials, manufacturing and preparation and submission of applications for regulatory approval of potential pharmaceutical products. The Company cannot control the amount and timing of resources which its collaborative partners devote to the Company's programs or potential products. Should a collaborative partner fail to develop or commercialize successfully any product candidate to which it has rights, the Company's business, financial condition and results of operations may be materially and adversely affected. There can be no assurance that collaborators will not pursue competing technologies or product candidates either on their own or in collaboration with others.

    Collaborative arrangements may also require the Company to expend funds and to meet certain milestones, and there can be no assurance that the Company will be successful in doing so. The Company's agreement with the University of Florida Research Foundation, Inc. in the area of adenosine receptors requires the Company to reach certain preclinical and clinical milestones within defined time periods to maintain exclusive rights under the license. The Company's agreement with Syntex for ranolazine requires it to make a milestone payment to Syntex upon FDA approval of a New Drug Application ("NDA") for ranolazine. The Company's agreement with Biogen requires the Company to meet certain development milestones in order to receive or be entitled to retain certain payments. Failure of the Company to meet its obligations under its collaborative arrangements could result in a termination of those arrangements and the loss of rights to the compounds under development and could have a material adverse effect on the Company's business, financial condition and results of operations.

    There can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with or by third parties. These and other possible disagreements between collaborators and the Company could lead to delays in the collaborative research, development or commercialization of certain product candidates or could require or result in litigation or arbitration, which would be time consuming and expensive, and would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Licenses and Collaborations."

HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES; UNCERTAINTY OF FUTURE
  PROFITABILITY; ACCUMULATED DEFICIT

    Since its inception, the Company has been engaged in research and development activities and has generated no product revenues. As of December 31, 1997, the Company had an accumulated deficit of approximately $57.0 million. The process of developing the Company's products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for the foreseeable future. The Company will not receive product revenues unless and until it or its collaborative partners complete clinical trials and receive regulatory approval for commercial sale with respect to one or more products and successfully commercialize such products. There can be no assurance that the Company will generate revenues or achieve and sustain profitability in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

NEED FOR ADDITIONAL FUTURE CAPITAL; UNCERTAINTY OF ADDITIONAL FUNDING

    The Company will require substantial additional funding in order to complete its research and development activities and commercialize any potential products. The Company has financed its operations primarily through the sale of equity securities, payments from its collaborators, equipment and leasehold improvement financing and other debt financing. The Company has generated no product revenue, and none is expected for at least several years. The Company anticipates that its existing resources and projected interest income will enable the Company to maintain its current and planned operations through the third quarter of 1999. However, there can be no assurance that the Company will not require additional funding prior to such time. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the size and complexity of such programs, the timing, scope and results of preclinical studies and clinical trials conducted by the Company or its collaborators, the ability of the Company to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing or obtaining preclinical and clinical material and other factors not within the Company's control. There can be no assurance that such additional financing to meet the Company's capital requirements will be available on acceptable terms or at all. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research or development programs or to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise seek or may adversely affect the Company's ability to operate as a going concern. If additional funds are raised by issuing equity secuities, substantial dilution to existing stockholders may result. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

UNCERTAINTY OF MARKET ACCEPTANCE

    The Company's future profitability is dependent on commercial acceptance of its potential products. The Company believes that market acceptance of its potential products will depend on the Company's or its collaborators' ability to provide acceptable evidence of the safety, efficacy and cost effectiveness of its products, as well as the effectiveness of its marketing strategy, which may include its own marketing efforts as well as those of its collaborators. In addition, third party payors can indirectly affect the demand for the Company's potential products by regulating the maximum amount of reimbursement that will be provided. There can be no assurance that potential products developed by the Company or its collaborators will achieve market acceptance among patients, physicians or third party payors, even if necessary regulatory and reimbursement approvals are obtained. Failure to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

INTENSE COMPETITION; RAPID TECHNOLOGICAL CHANGE

    The pharmaceutical and biopharmaceutical industries are subject to intense competition and significant, rapid technological change. If regulatory approvals are received, certain of the Company's potential products will compete with well established, FDA approved proprietary and generic therapies that have generated substantial sales over a number of years and which are reimbursed from government health administration authorities and private health insurers. In addition, CVT is aware of companies which are developing products that will compete in the same disease markets as its potential products. Many of the Company's competitors and potential competitors have substantially greater product development capabilities and financial, scientific, marketing and sales resources than the Company. Other companies may succeed in developing products earlier than the Company, obtaining approvals for such products from the FDA more rapidly than the Company and its corporate partners, or developing products that are safer or more effective than those under development or proposed to be developed by the Company and its corporate partners. There can be no assurance that research and development by others will not render the Company's technology or its potential products obsolete or non-competitive. In addition, there can be no assurance that the Company's competitors will not develop more effective or more affordable products or achieve patent protection, regulatory approval or product commercialization earlier than the Company. See "Business--Competition."

UNCERTAINTY OF PATENT POSITION AND PROPRIETARY RIGHTS

    The Company's success will depend to a significant degree on its ability to obtain patents and licenses to patent rights, to maintain trade secrets and to operate without infringing on the proprietary rights of others, both in the United States and other countries. The Company owns one United States issued patent related to an inflammatory factor. The Company also owns five pending patent applications in the United States relating to the inflammatory factor, the A(1) agonist series of compounds, CVT-313 and CVT-634, as well as four foreign patent applications with respect to the inflammatory factor and single patent applications filed pursuant to the Patent Cooperation Treaty (PCT) with respect to the A(1) agonist series of compounds, CVT-313 and CVT-634. In addition, in connection with its corporate and academic collaborations, the Company has received licenses to a number of issued patents and patent applications for ranolazine and CVT-124. The Company intends to continue to file applications as appropriate for patents covering both its potential products and processes. There can be no assurance that patents will issue from any of these applications, that any patent will issue on technology arising from additional research or that patents that may issue from such applications will be sufficient to protect the Company's technology. In particular, in certain cases the Company is dependent upon third parties for the prosecution of patents and patent applications. Failure of these third parties to effectively prosecute such patents could have a material adverse effect on the Company's ability to prevent competitors from developing similar compounds. Patent applications in the United States are maintained in secrecy until a patent issues, and the Company cannot be certain that others have not filed patent applications for technology covered by the Company's pending applications or that the Company was the first to invent the technology that is the subject of such patent applications. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds, products or processes that block or compete with those of the Company. If any of its competitors have filed patent applications in the United States that claim technology also invented by the Company, the Company may have to participate in interference proceedings declared by the Patent and Trademark Office in order to determine priority of invention and, thus, the right to a patent for the technology in the United States, all of which could result in substantial cost to the Company. In addition, litigation, which would result in substantial cost to the Company, may be necessary to enforce any patents issued to the Company or to determine the scope and validity of the proprietary rights of third parties. There can be no assurance that any patents issued to the Company or to licensors from whom the Company has licensed rights will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company.

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

    The Company also relies on trade secrets to develop and maintain its competitive position. Although the Company protects its proprietary technology in part by confidentiality agreements with its employees, consultants, collaborators, advisors and corporate partners, there can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be discovered independently by its competitors. See "Business--Patents and Proprietary Technology."

DEPENDENCE ON KEY PERSONNEL; NEED TO ATTRACT AND RETAIN KEY EMPLOYEES AND
  CONSULTANTS

    The Company is highly dependent on certain members of its management and scientific staff. In addition, the Company relies on consultants and advisors. The loss of any of these persons could have a material adverse effect on the Company's business, financial condition and results of operations. In order to pursue its research and product development plans, the Company will be required to attract and retain additional qualified scientific and other personnel. There can be no assurance that the Company will be successful in attracting and retaining these skilled persons who generally are in high demand by pharmaceutical and biopharmaceutical companies and by universities and other research institutions. The failure to successfully attract and retain qualified personnel, consultants and advisors may impede the achievement of development objectives and have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a substantial portion of the stock options currently held by many of the Company's key employees are vested or may be fully vested over the next several years before the Company achieves significant revenues or profitability. The Company intends to grant additional options and provide other forms of incentive compensation to attract and retain such key personnel.

LIMITED MANUFACTURING; MARKETING AND SALES EXPERIENCE

    The Company does not currently operate manufacturing facilities for clinical or commercial production of its proposed products. The Company has no experience in manufacturing, and currently lacks the resources or capability to manufacture any of its potential products on a clinical or commercial scale. The Company is currently, and will continue to be, dependent on corporate partners, licensees or other third parties for the manufacturing of clinical and commercial scale quantities of its products. For example, Biogen is responsible for the manufacture of CVT-124 to supply clinical trials. In addition, the Company acquired from Syntex a sufficient quantity of ranolazine SR tablets to supply the first Phase III trial. The Company has an agreement with a third party manufacturer for clinical scale production of ranolazine's active pharmaceutical ingredient sufficient to support the remainder of the Phase III clinical program, registration and commercialization. The Company is negotiating with third party manufacturers for clinical scale production of ranolazine SR tablets sufficient to support the remainder of the Phase III clinical program, registration and commercialization. There can be no assurance that the Company will be able to maintain existing agreements for manufacturing of clinical quantities of potential products, that it will be able to establish or maintain agreements with other third parties or that these parties will be able to develop adequate manufacturing capabilities. In addition, prior to approval of an NDA for ranolazine, the Company will be required to demonstrate to the FDA's satisfaction the bioequivalence of the multiple sources of ranolazine used in the Company's clinical trials.

    The Company currently has no sales, marketing or distribution capability. The Company may promote its products in collaboration with marketing partners or rely on relationships with one or more companies with established distribution systems and direct sales forces. In particular, Biogen is responsible for establishing marketing and sales activities for CVT-124. Alternatively, in the United States the Company may elect to establish its own specialized sales force and marketing organization to market its products to cardiologists. In the event that the Company is unable to reach and maintain agreement with one or more pharmaceutical companies or collaborative partners to market its products, it may be required to market its products directly and to develop a marketing and sales force with technical expertise and with supporting distribution capability. There can be no assurance that the Company will be able to establish in-house sales and distribution capabilities or relationships with third parties, or that it will be successful in commercializing any of its potential products. To the extent that the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will depend upon the efforts of third parties, and there can be no assurance that such efforts will be successful. See "Business--Marketing and Sales."

SIGNIFICANT GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVAL

    The research, testing, manufacture and marketing of drug products are subject to extensive regulation by numerous regulatory authorities in the United States and other countries. Failure to comply with FDA or other applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions such as warning letters, civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and FDA refusal to approve pending NDAs or supplements to approved NDAs. The Company has not received regulatory approval in the United States or any foreign jurisdiction for the commercial sale of any of its products. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, such approval process is extremely expensive and uncertain. There can be no assurance that the Company's potential products will be approved for marketing by the FDA. Even if regulatory approval of a product is granted, there can be no assurance that the Company will be able to obtain the labeling claims necessary or desirable for the promotion of those products. FDA requirements prohibit the marketing or promotion of a drug for unapproved indications. Furthermore, regulatory marketing approval may entail ongoing requirements for postmarketing studies. If regulatory approval is obtained, the Company will be subject to ongoing FDA obligations and continued regulatory review. In particular, the Company or its third party manufacturer will be required to adhere to regulations setting forth current Good Manufacturing Practices, which require that the Company manufacture its products and maintain its records in a prescribed manner with respect to manufacturing, testing and quality control activities. Further, the Company or its third party manufacturer must pass a preapproval inspection of its manufacturing facilities by the FDA before obtaining marketing approval. Failure to comply with applicable regulatory requirements may result in penalties such as restrictions on a product's marketing or withdrawal of the product from the market. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

    Prior to the submission of an NDA, drugs developed by the Company must undergo rigorous preclinical and clinical testing, which may take several years and the expenditure of substantial resources. Before commencing clinical trials in humans, the Company must submit to the FDA and receive clearance of an IND. There can be no assurance that submission of an IND for future clinical testing of any products under development or other future products of the Company would result in FDA permission to commence clinical trials or that the Company will be able to obtain the necessary approvals for future clinical testing in any foreign jurisdiction. Success in preclinical studies or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Further, there can be no assurance that if such testing of products under development is completed, any such drug compounds will be accepted for formal review by the FDA or any foreign regulatory body, or approved by the FDA for marketing in the United States or by any such foreign regulatory bodies for marketing in foreign jurisdictions. Future federal, state, local or foreign legislation or administrative acts could also prevent or delay regulatory approval of the Company's products. See "Business--Government Regulation."

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

PRODUCT LIABILITY EXPOSURE; AVAILABILITY OF INSURANCE

    The manufacture and sale of biopharmaceutical products involve an inherent risk of product liability claims and associated adverse publicity. The Company currently has only limited product liability insurance for clinical trials and no commercial product liability insurance. There can be no assurance that it will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive, difficult to obtain and may not be available on acceptable terms, or at all. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of the Company's potential products. A successful product liability claim brought against the Company in excess of its insurance coverage, if any, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Product Liability Insurance."

HAZARDOUS AND RADIOACTIVE MATERIALS; ENVIRONMENTAL MATTERS

    The Company's research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials, and produce waste products. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of contamination or injury from these materials cannot be eliminated completely. In such event, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. Although the Company believes that it is in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that it will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that the Company's business, financial condition or results of operations will not be materially adversely affected by current or future environmental laws or regulations. See "Business--Government Regulation--Hazardous Materials."

VOLATILITY OF STOCK PRICE

    The market price of the shares of Common Stock, like that of the common stock of many other biopharmaceutical companies, is likely to continue to be highly volatile. Factors such as the Company's operating results, developments in the Company's relationships with corporate partners, developments affecting the Company's corporate partners, results of preclinical studies and clinical trials by the Company, its corporate partners or its competitors, negative regulatory action or regulatory approval with respect to the Company or its competitors, announcements of new products by the Company or its competitors, developments related to patent or other proprietary rights by the Company or its competitors, changes in the position of securities analysts with respect to the Common Stock, and market conditions for biopharmaceutical or biotechnology stocks in general, may cause the market price of the Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the shares of biopharmaceutical, biotechnology and healthcare companies in particular, have experienced extreme price fluctuations. These broad market and industry fluctuations may materially adversely affect the market price of the Common Stock. In some future quarter the Company's operating results may be below the expectations of public market analysts and investors, and, as a result, the price of the Common Stock would likely be materially adversely affected.

POTENTIAL CONTROL BY EXISTING STOCKHOLDERS; ANTI TAKEOVER EFFECTS OF CERTAIN
  CHARTER PROVISIONS AND DELAWARE LAW

    As of March 10, 1998, the Company's officers, directors and principal stockholders beneficially owned approximately 9% of the outstanding shares of the Common Stock. As a result, such persons may have the ability to affect the Company's affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company. In addition, the Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be materially adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Furthermore, certain provisions of the Company's Amended and Restated Certificate of Incorporation may have the effect of delaying or preventing changes in control or management of the Company, which could adversely affect the market price of the Company's Common Stock. In addition, the Company is subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law.

BACKGROUND

    The cardiovascular system is comprised of the heart, the blood vessels, the kidneys and the lungs. Together, the components of the cardiovascular system deliver oxygen and other nutrients to the tissues of the body and remove waste products. The heart propels blood through a network of arteries and veins. The kidneys closely regulate the blood volume and the balance of electrolytes (such as sodium, potassium and chloride) in the blood, and the lungs oxygenate the blood and remove carbon dioxide. To accomplish these tasks, the cardiovascular system must maintain adequate blood flow, or cardiac output. Cardiac output is determined by such factors as heart rate and blood pressure, which in turn are controlled by a variety of hormones such as adrenaline, angiotensin and adenosine. These hormones are small molecules, which exert their effects by binding to specific receptors on the surfaces of a variety of cell types in the heart, lungs, blood vessels and kidneys. Any significant disruption of this system results in cardiovascular disease.

    Cardiovascular disease is the leading cause of death in the United States, claiming more than 950,000 lives in 1994. The American Heart Association projects the total cost of cardiovascular medications in the United States for 1997 at $13.8 billion.

    Chronic cardiovascular diseases, including atherosclerosis (hardening of the arteries), hypertension (high blood pressure) and others, may cause permanent damage to the heart and blood vessels, leading to CHF (4.7 million patients projected for 1997), angina (7.1 million patients projected for 1997) and myocardial infarction (1.5 million patients projected for 1997). CHF occurs when the heart becomes weakened and, as a result, can no longer maintain adequate blood circulation throughout the body. The kidneys respond to this decrease in blood flow by increasing the retention of salt and water, leading to chronic symptoms such as shortness of breath and edema (fluid retention) in the legs and lungs.

    Over the past twenty years, drugs such as nitrates, beta blockers, calcium channel blockers and ACE inhibitors have been developed to treat cardiovascular diseases. These drugs have contributed to an increase in the survival of patients who suffer from chronic cardiovascular disease; however, they also can cause a variety of undesirable side effects, including fatigue, depression, impotence, headaches, palpitations and edema. Molecular cardiology has provided new insight into the mechanisms underlying chronic cardiovascular diseases, thus creating the opportunity for improved therapies.

    Patients that have severe cardiovascular conditions, including those that are intolerant or refractory to traditional therapeutic options and those that have concurrent diseases, are generally treated by cardiologists. There are approximately 20,000 cardiologists in the United States and these physicians are generally concentrated in metropolitan communities near major medical centers. This limited physician subspecialty is responsible for approximately half of the patient visits associated with prescriptions written for these cardiovascular conditions.

DRUG DISCOVERY PLATFORM

    CVT's drug discovery platform supports several programs, including those focused on the adenosine A(1) receptor, the cell cycle, molecular mechanisms of atherosclerosis and chronic inflammation in the cardiovascular system. These programs have produced compounds currently in clinical or preclinical development or outlicensed for use in third party drug discovery programs. CVT's expertise in molecular cardiology and drug development has been critical to the identification of these drug candidates.

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

PRODUCTS UNDER DEVELOPMENT

RANOLAZINE

    Ranolazine is a novel small molecule, which is in Phase III clinical trials for the treatment of angina. The compound fits the Company's criteria for development candidates, as it is a small molecule, which works through a novel mechanism of action. The Company obtained a license for ranolazine from Syntex in March 1996, after the acquisition of Syntex by Roche. The Company is developing ranolazine to treat angina because the Company believes it does not significantly impair blood pressure or heart rate and has an improved tolerability profile as compared to currently available therapies.

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

INDICATIONS

    ANGINA. Angina is a clinical syndrome manifested by chest pain caused by myocardial ischemia (insufficient blood flow to the heart muscle) due to blockage of the coronary arteries. Patients usually experience chest pain on exertion, which can become more severe over time. In the United States, approximately 7.1 million patients are currently diagnosed with angina. Based on a published multicenter study involving over 5,000 angina patients, the Company estimates over half of the 7.1 million patients are currently being treated with multiple medications, including nitrates, beta blockers and calcium channel blockers. These anti-anginal drugs accounted for over $3.0 billion in U.S. sales in 1996. Based on published studies, approximately one-third, or 2.3 million, of angina patients are either diagnosed with both angina and CHF or are resistant to currently available treatments. The Company believes these patients would represent the initial target market for ranolazine.

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

    Ranolazine IR has been administered to over 200 healthy human volunteers and over 1,200 patients with ischemic heart disease or CHF in clinical trials conducted by Syntex. Placebo-controlled ranolazine IR trials involving treadmill testing in patients with chronic stable angina have demonstrated statistically significant and clinically meaningful increases in (i) exercise time to onset of angina, (ii) total exercise duration, and (iii) exercise time to onset of an electrocardiographic change associated with insufficient blood flow to the heart muscle. The anti-anginal effect of ranolazine IR was observed in these trials regardless of whether the drug was given alone or in combination with beta blockers or calcium channel blockers, and the drug was generally well tolerated without a significant incidence of adverse events.

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

    INTERMITTENT CLAUDICATION. Intermittent claudication is a clinical syndrome manifested by pain in the legs during exercise. Like angina, this syndrome is caused by blockage or narrowing of arteries. These patients generally either limit their activity or in severe cases undergo vascular surgery. Over two million people in the United States suffer from intermittent claudication. Only one drug is approved by the FDA to treat this condition in the United States, and worldwide sales in 1996 were approximately $419 million.

    A pilot trial of ranolazine SR in patients with intermittent claudication was completed by Syntex in 1994. Ranolazine SR was generally well tolerated and exhibited a trend toward prolongation of exercise duration and time to onset of claudication. This clinical trial was not intended to be large enough to demonstrate statistical significance. Further trials will be required to demonstrate the utility of ranolazine SR for this indication. However, the Company has no current plans to conduct clinical trials for ranolazine for intermittent claudication.

CLINICAL STATUS OF RANOLAZINE

    In October 1997, the Company initiated the first of multiple Phase III clinical trials of ranolazine SR for the treatment of angina. In this first clinical trial, patients will undergo treadmill exercise to induce angina with the primary endpoint being duration of exercise. This trial is a randomized, double blind, placebo controlled, monotherapy, four period crossover trial in approximately 150 stable angina patients. In the second trial, which is expected to begin in 1998, the Company plans to enroll approximately 350-450 angina patients receiving other anti-anginal medications and add either placebo or ranolazine to their therapy. Additional clinical pharmacology, open label and safety studies are being planned and are anticipated to be completed before the filing of an NDA with the FDA.

    The Company's current estimate of the commencement of various clinical trials included in this report are forward-looking statements that involve risks and uncertainties. The actual clinical trial dates could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including timing and results of earlier clinical trials and other factors set forth under "Risk Factors" and elsewhere in this report. There can be no assurance that ranolazine will prove to be safe or efficacious in humans or that ranolazine will obtain FDA approval or other regulatory or foreign marketing approval for any indication.

CVT-124

    The Company believes that CVT-124 is the most potent and selective adenosine A(1) receptor antagonist reported to date. Preclinical studies and clinical trials have shown statistically significant increases in sodium excretion in response to CVT-124. Thus, the Company believes that CVT-124 has the potential to be an effective new therapy for treatment of edema due to CHF.

    CVT-124 was identified in the Company's adenosine A(1) receptor program. This program is focused on the development of agents that are highly selective for the adenosine A(1) receptor and has produced both antagonists and agonists to this class of receptors. The Company continues to explore additional applications of the technology developed in the adenosine A1 receptor program.

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

    In March 1997, the Company entered into two research collaboration and license agreements with Biogen granting Biogen an exclusive worldwide license to develop and commercialize CVT-124 for all indications. In exchange, the Company received a $16.0 million upfront payment, including an equity investment, advanced funding of a development milestone and funding under a loan facility. In addition, Biogen agreed to make significant milestone payments and equity investments and provide funding under a general purpose loan facility, all of which are subject to the achievement of certain clinical development and commercialization milestones. Biogen will also pay royalties from any future product sales.

INDICATIONS

    EDEMA ASSOCIATED WITH CONGESTIVE HEART FAILURE. Approximately 4.7 million people in the United States suffer from CHF, with an estimated 400,000 new diagnoses each year. These patients typically seek medical help because of edema, an accumulation of fluid in the lungs and extremities. Approximately 875,000 patients are hospitalized each year in the United States with a primary diagnosis of CHF, and CHF is the leading cause of hospital admissions among patients over 65. Approximately one-quarter of these hospitalized patients exhibit resistance to current diuretic treatments. The Company believes that these patients would represent the initial target market for CVT-124 in this indication.

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

    ACUTE RENAL FAILURE. Acute renal failure is a decline in kidney function that may require temporary or chronic therapy with dialysis procedures. Acute renal failure is a complication of certain general medical conditions associated with low blood flow and certain commonly used medications or diagnostic agents, such as cyclosporine, gentamicin, amphotericin, cisplatin, and radiocontrast dye used in x-ray studies. Because the adenosine A(1) receptor may be relevant in this type of kidney failure, CVT and Biogen are exploring the possibility of conducting clinical trials in acute renal failure to assess the opportunity for its treatment and prevention by CVT-124.

CLINICAL STATUS OF CVT-124

    In 1996, CVT completed a double-blind, placebo-controlled Phase I/II trial of intravenous CVT-124 in 26 healthy volunteers. Data from this trial support CVT-124's combination of diuretic mechanisms. Statistically significant, dose-related increases in sodium excretion were observed in response to CVT-124, amounting to at least a doubling in the excretion of sodium compared to placebo. In contrast, mean potassium excretion did not show clinically significant increases. Uric acid excretion was also significantly increased by CVT-124 compared to placebo. CVT-124 was generally well-tolerated.

    In October 1997, the Company and Biogen completed a randomized, double-blind, placebo-controlled ascending dose crossover Phase II trial of intravenous CVT-124. In 18 patients with moderately severe CHF, CVT-124 exhibited clinically useful and statistically significant increases in urine, sodium, and chloride excretion compared to placebo. The mean increases from baseline in both sodium and chloride excretion during the first two hours following dosing were as high as approximately 42 mEq in patients on CVT-124 compared to approximately 6 mEq in patients on placebo. In contrast, there were statistically significant but clinically minimal increases in potassium excretion. CVT-124 was also generally well-tolerated by the patients, with no evident effect on blood pressure, heart rates, EKG findings or routine laboratory tests.

    While the Company's clinical trials to date have utilized an intravenous formulation of CVT-124, the Company and Biogen intend to explore opportunities to develop CVT-124 in oral formulations for the treatment of edema in fluid-retaining states like CHF and possibly for additional indications such as the treatment or prevention of acute renal failure. Biogen is currently planning additional Phase II intravenous trials in severe CHF patients.

    The Company's current estimate of the commencement of various clinical trials included in this Prospectus are forward-looking statements that involve risks and uncertainties. The actual clinical trial dates could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the timing and results of earlier clinical trials and the other factors set forth under "Risk Factors" and elsewhere in this report. There can be no assurance that CVT-124 will prove to be safe or efficacious in humans or that CVT-124 will obtain FDA or other regulatory or foreign marketing approval for any indication.

CVT-510

    The Company has designed and synthesized a series of adenosine A(1) agonist compounds that the Company believes may have potential application in treating supraventricular tachycardias, as well as additional applications. Based on preclinical data, the Company believes CVT-510 is a very selective adenosine A(1) receptor agonist. Preclinical studies conducted by the Company indicated that these compounds slowed electrical impulses in the conduction tissue of the heart by stimulating the adenosine A(1) receptor. The Company has identified CVT-510 as a clinical candidate for the treatment of supraventricular tachycardias.

    Supraventricular tachycardias (atrial fibrillation, atrial flutter and AV nodal re-entrant tachycardias) are among the most common cardiac arrhythmias complicating ischemic heart disease and cardiac surgical procedures and account for over 300,000 new hospital admissions in the United States each year. They originate in the atria as rapid and irregular heart beats that then spread to the ventricles. The ventricular contractions stimulated by the atrial impulses can be so fast and irregular that cardiac function can be severely compromised, resulting in dangerously low blood pressure, fluid in the lungs and ischemic damage to the heart, brain and other organs.

    Because of the severity of these conditions and the need to treat patients quickly, intravenous therapies are typically used. Current medical therapies aim to slow the heart to a normal rate but have significant limitations in the acute care setting. Digitalis is effective in controlling heart rate, but requires a long time to take effect, which can be dangerous in patients with a failing heart. Calcium channel blockers, beta blockers and adenosine act quickly but are themselves associated with hypotension and depressed cardiac function, potentially exacerbating the condition of patients already experiencing cardiac dysfunction as a complication of the tachycardia. CVT-510 may be useful in the treatment of supraventricular tachycardias, through selective stimulation of the A(1) receptor to slow the heart rate without significant stimulation of the A(2) receptor which would lower blood pressure.

CVT-313 AND CVT-634

    CVT-313 and CVT-634 were designed and synthesized in the Company's cell cycle inhibitor program. The goal of this program is to develop a new class of therapeutics that suppresses abnormal cellular proliferation, which contributes to progressive cardiovascular diseases. Excessive proliferation of cardiovascular connective tissue cells or vascular smooth muscle cells causes the scarring and loss of function that is characteristic of chronic diseases of the heart, blood vessels and kidneys. Several of the Company's scientists and scientific advisors have been among the leaders in identifying the role of cell proliferation in causing a variety of cardiovascular diseases. As part of its drug discovery strategy, the Company has focused upon newly discovered enzymes referred to collectively as the cell cycle enzymes that regulate cellular proliferation. In particular, two important targets identified by the Company, CDK2 and the proteasomal protease, may have different clinical applications. The Company is continuing to explore other cell cycle regulatory enzymes as potential targets in this program. Through a research agreement with The Cleveland Clinic Foundation, the Company will evaluate the use of these cell cycle inhibitors in combination with drug delivery catheters and as coatings on endoluminal stents, to attempt to reduce the occurrence of restinosis.

    CVT-313 is a novel compound, which specifically inhibits CDK2, a critical regulatory protein which participates in the control of the cell cycle. CDK2, whose three dimensional structure was first determined by academic collaborators of the Company, is central to cellular proliferation and was chosen as the Company's first target in the cell cycle inhibitor program. Preclinical studies have shown significant reduction of restenosis after vascular injury, both confirming the appropriate selection of the target and identifying a potential initial clinical application.

    CVT-634, also identified in this program, has been shown in preclinical studies to be a potent inhibitor of proteasomal protease, which regulates both CDK2 activation and macrophage activation. Additional preclinical studies have also shown that CVT-634 may control smooth muscle cell proliferation. This compound is undergoing further preclinical testing.

LICENSES AND COLLABORATIONS

    The Company has established and intends to establish strategic partnerships to expedite development and commercialization of its drug candidates. For those pre-clinical programs with potential application outside of chronic cardiovascular disease, the Company intends to identify additional corporate partners. In addition, CVT has licensed certain chemical compounds from academic collaborators and other companies and has applied its drug discovery strategies to analog and optimize these structures and to identify applications for preclinical and clinical development. The Company's collaborations and licenses currently in effect include:

BIOGEN

    In March 1997, the Company entered into two research collaboration and license agreements, one with Biogen, Inc. which covers the Americas and the other with a wholly-owned subsidiary of Biogen, Inc., Biotech Manufacturing Ltd. which covers the rest of the world. The agreements grant Biogen the exclusive worldwide right to develop and commercialize CVT-124 for all indications. In exchange, the Company received a $16.0 million upfront payment consisting of $6.0 million in cash, a $7.0 million equity investment and $3.0 million in funding under a loan facility. In addition, Biogen agreed to make significant milestone payments, equity investments and provide funding under a general purpose loan facility, all of which are subject to achievement of certain clinical development and commercialization milestones. Biogen will also pay royalties on any future product sales. Biogen has control and responsibility for conducting, funding and pursuing all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of the technology.

    In connection with the agreements, Biogen paid the Company an initial non-refundable payment of $5.0 million and Biotech Manufacturing Ltd. purchased 669,857 shares of Common Stock for a total purchase price of $7.0 million. In addition, CVT received advance funding of a milestone payment and funding under a credit facility totaling $4.0 million. Under the terms of the collaboration, the Company will conduct research on aspects of the technology for a period of up to three years, and Biotech Manufacturing Ltd. will fund such research through purchases of the Company's Common Stock. Biogen may terminate the agreements for any reason upon 90 days notice until a certain clinical milestone is achieved, and then upon 60 days thereafter. In addition, Biotech Manufacturing Ltd. may terminate its obligation to fund the research conducted by the Company, and CVT's obligation to conduct such research, without terminating the entire collaboration, upon 90 days notice prior to each anniversary of the effective date. CVT may also terminate its obligation to conduct such research, without terminating the entire collaboration, after the achievement of a certain milestone upon 90 days notice prior to each anniversary of the effective date, which termination has been issued by CVT and will become effective in May 1998. If Biogen terminates the agreements, all rights to the technology would revert to CVT. There can be no assurance that Biogen will not terminate the agreements. Any such termination would have a material adverse effect on the Company's business, financial condition and results of operations.

UNIVERSITY OF FLORIDA RESEARCH FOUNDATION

    In June 1994, the Company entered into a license agreement with the University of Florida Research Foundation, Inc. ("UFRFI") under which the Company received exclusive worldwide rights to develop adenosine A(1) receptor antagonists for the detection, prevention and treatment of human and animal diseases. In consideration for the license, the Company paid UFRFI an initial license fee and is obligated to pay royalties based on net sales of products which utilize the licensed technology. Pursuant to the agreement, the Company must exercise commercially reasonable efforts to develop and commercialize one or more products covered by the licensed technology and is obligated to meet milestones in completing certain preclinical work. In the event the Company fails to reach those milestones, UFRFI may convert the exclusive license into a non-exclusive license. As part of the license agreement with UFRFI, the Company entered into a research agreement with the University of Florida.

SYNTEX/ROCHE

    In March 1996, the Company entered into a license agreement with Syntex for United States and foreign patent rights to a compound having the generic name of ranolazine for products treating angina and certain other cardiovascular indications. Pursuant to the agreement, Syntex provided certain quantities of the compound to the Company. The license agreement is exclusive and worldwide except for the following countries which Syntex licensed exclusively to Kissei Pharmaceuticals, Ltd. of Japan: Japan, Korea, China, Taiwan, Hong Kong, the Philippines, Indonesia, Singapore, Thailand, Malaysia, Vietnam, Myanmar, Laos, Cambodia and Brunei. Under the license agreement, the Company paid an initial license fee. In addition, the Company is obligated to make payments on the achievement of certain development milestones and to make royalty payments based on net sales of products which utilize the licensed technology. The Company is required to use commercially reasonable efforts to develop the compound for angina within certain milestone guidelines. The license agreement also sets milestones within which the Company must launch products in each country covered by the license or lose exclusivity in such territories. The Company paid $1.5 million to Syntex in 1997 in a combination of cash and Common Stock and will owe an additional milestone payment upon FDA approval of an NDA for ranolazine.

MARKETING AND SALES

    The Company currently has no sales, marketing or distribution capability. The Company may promote its products in collaboration with marketing partners or rely on relationships with one or more companies with established distribution systems and direct sales forces. In particular, Biogen is responsible for establishing marketing and sales activities for CVT-124. Alternatively, in the United States, the Company may elect to establish its own specialized sales force and marketing organization to market its products to cardiologists. In the event that the Company elects to market its products directly, it will be required to develop a marketing and sales force with technical expertise and with supporting distribution capability. There can be no assurance that the Company will be able to establish in-house sales and distribution capabilities or relationships with third parties, or that it will be successful in commercializing any of its potential products. To the extent that the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will depend upon the efforts of third parties, and there can be no assurance that such efforts will be successful.

MANUFACTURING

    CVT does not currently operate manufacturing facilities for clinical or commercial production of its proposed products. The Company has no experience in manufacturing, and currently lacks the resources and capability to manufacture any of its proposed products on a clinical or commercial scale. Accordingly, the Company is, and will continue to be, dependent on corporate partners, licensees or other third parties for clinical and commercial scale manufacturing. For example, Biogen is responsible for the manufacture of CVT-124 to supply clinical trials. In addition, the Company acquired from Syntex a sufficient quantity of ranolazine SR tablets to supply the first Phase III trial. The Company has an agreement with a third party manufacturer for clinical scale production of ranolazine's active pharmaceutical ingredient sufficient to support the remainder of the Phase III clinical program, registration and commercialization. The Company is negotiating with third party manufacturers for clinical scale production of ranolazine SR tablets sufficient to support the remainder of the Phase III clinical program, registration and commercialization. The Company does have experience in the transfer of synthetic technology from discovery to scale-up manufacturing facilities, having successfully executed technology transfer for the manufacture of clinical supplies of one orally administered agent and one intravenously administered agent. There can be no assurance that the Company will be able to reach or maintain agreements with any third parties or that such parties will be able to develop adequate manufacturing capabilities. In addition, prior to approval of an NDA for ranolazine, the Company will be required to demonstrate to the FDA's satisfaction the equivalence of the multiple sources of supply used in the Company's clinical trials.

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

    The Company owns one United States issued patent related to an inflammatory factor. The Company also owns five pending patent applications in the United States relating to the inflammatory factor, the A(1) agonist series of compounds, CVT-313 and CVT-634, as well as four foreign patent applications with respect to the inflammatory factor and single patent applications filed pursuant to the Patent Cooperation Treaty (PCT) with respect to the A(1) agonist series of compounds, CVT-313 and CVT-634. In addition, the Company has acquired and, in turn has granted to Biogen, an exclusive license to one United States issued patent, two United States patent applications and related foreign patent applications related to CVT-124. The Company also has acquired a license which is exclusive in certain territories to three United States issued patents, one United States patent application and related foreign patent applications related to ranolazine. The patent application process takes several years and entails considerable expense. There is no assurance that patents will issue from these applications or, if patents do issue, that the claims allowed will be sufficient to protect the Company's technology. One of the primary patents relating to ranolazine will expire in May 2003 unless the Company is granted an extension based upon delays in the FDA approval process.

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

    The Company also relies on trade secrets, confidentiality agreements and other protective measures to protect its technology and proposed products. There can be no assurance that third parties will not independently develop equivalent proprietary information or techniques, will not gain access to the Company's trade secrets or disclose such technology to the public, or that the Company can maintain and protect unpatented proprietary technology. The Company typically requires its employees, consultants, collaborators, advisors and corporate partners to execute confidentiality agreements upon commencement of employment or other relationships with the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's technology in the event of unauthorized use or disclosure of such information, or that the parties to such agreements will not breach such agreements. See "Risk Factors--Uncertainty of Patent Position and Proprietary Rights."

GOVERNMENT REGULATION

    FDA REQUIREMENTS FOR DRUG COMPOUNDS. The research, testing, manufacture and marketing of drug products are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"), and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions such as warning letters, criminal prosecution, injunctions, product seizure, product recalls, total or partial suspension of production, and FDA refusal to approve pending NDA applications or NDA supplements to approved applications.

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

    Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practice, under protocols detailing the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to (i) determine the efficacy of the drug in specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. If a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's products subject to such testing.

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

    On November 11, 1997, Congress passed the Food and Drug Administration Modernization Act of 1997. This new legislation is intended to speed the approval of new drugs and medical devices by streamlining FDA's review procedures to ensure timely review of applications. One of the key provisions of the legislation reauthorizes FDA's authority to collect user fees for each new drug application or supplement that is submitted to FDA. For fiscal year 1998, the application fee for a new drug application will be $250,704; the fee will increase to $267,606 in fiscal year 2001. Small businesses will be entitled to a waiver of the application fee for the first application submitted.

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

    FOREIGN REGULATION OF DRUG COMPOUNDS. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities may be necessary in foreign countries prior to the commencement of marketing of the product in such countries. The approval procedure varies among countries, can involve additional testing, and the time required may differ from that required for FDA approval. Although there are some procedures for unified filings for certain European countries with the sponsorship of the country which first granted marketing approval, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed. In Europe, marketing authorizations may be submitted at either a centralized, a decentralized or a national level. The centralized procedure is mandatory for the approval of biotechnology products and provides for the grant of a single marketing authorization which is valid in all European Union member states. As of January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products which are not subject to the centralized procedure. The Company will choose the appropriate route of European regulatory filing to accomplish the most rapid regulatory approvals. There can be no assurance that the chosen regulatory strategy will secure regulatory approvals on a timely basis or at all.

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

COMPETITION

    The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid and significant technological change. While several of CVT's products target diseases for which there are presently no effective therapies, CVT nevertheless is aware of companies which are developing products that will compete for the same disease markets. For example, Kyowa Hakko Co., Ltd., Fujisawa Pharmaceutical, Japan and Discovery Therapeutics, Inc., are each developing adenosine A(1) receptor antagonists. In addition, Novartis AG and GlaxoWellcome PLC both have adenosine A(1) receptor agonists under development. If regulatory approvals are received, ranolazine may compete with several classes of existing drugs for the treatment of angina, some of which are available in generic form, including calcium channel blockers, beta blockers and nitrates. There are also non-pharmacologic treatments such as coronary artery bypass grafting ("CABG") and percutaneous transluminal coronary angioplasty ("PTCA"). However, for those patients who do not respond adequately to existing therapies and remain symptomatic despite maximal treatment with existing anti-anginal drugs and who are not candidates for CABG or PTCA, there is no currently effective treatment. In refractory patients who are candidates for CABG or PTCA, there is no effective pharmacologic treatment available.

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

EMPLOYEES

    As of December 31, 1997, CVT employed 44 individuals full-time, including 16 who hold doctoral degrees. Of the Company's full-time work force, 30 employees are engaged in or directly support research and development activities and 14 are engaged in business development, finance and administrative activities. The Company's employees are not represented by a collective bargaining agreement. The Company believes its relations with its employees are good.

ITEM 2. PROPERTIES

    The Company currently leases a 61,081 square foot building in Palo Alto, California, of which approximately 33,783 square feet are subleased to a third party. The initial term of the lease expires in February 2002 with an option to renew for five years, and the subleases expire in March 1998 and April 1999, respectively. CVT believes that this facility will be adequate to meet the Company's needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Prior to the effectiveness of the Company's Registration Statement on Form S-1, No. 333-12675, on November 19, 1996, there had been no established public trading market for the Company's Common Stock. Since that date, the Company's Common Stock has traded on the Nasdaq National Market under the symbol "CVTX."

    The following table sets forth for the periods indicated the high and low price per share of the Common Stock on the Nasdaq National Market.

                                                                             HIGH        LOW
                                                                           ---------  ---------
FISCAL YEAR ENDED DECEMBER 31, 1996
November 19, 1996 to December 31, 1996...................................  $   8.000  $   6.250

FISCAL YEAR ENDED DECEMBER 31, 1997
First Quarter ended March 31, 1997.......................................  $  10.750  $   6.500
Second Quarter ended June 30, 1997.......................................  $   8.875  $   6.875
Third Quarter ended September 30, 1997...................................  $  10.000  $   6.875
Fourth Quarter ended December 31, 1997...................................  $  12.500  $   8.125

    On March 10, 1998, the closing price for the Company's Common Stock was $9.625 per share. As of March 10, 1998, the Company had approximately 270 holders of record of its Common Stock.

DIVIDENDS

    The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore, does not anticipate paying any cash dividends in the foreseeable future.

USE OF PROCEEDS

    On November 19, 1996, the Securities and Exchange Commission declared the Company's Registration Statement (file number 2-12675) effective. The offering commenced on November 19, 1996 and terminated following the sale of all securities registered. J.P. Morgan Securities Inc., Invemed Associates, Inc. and UBS Securities LLC served as the managing underwriters. The Company registered, for its own account, 1,750,000 shares of Common Stock for an aggregate offering price of $14,000,000 and sold 1,750,000 shares of Common Stock for an aggregate sales price of $14,000,000. In connection with the offering, the Company incurred the following expenses and made direct or indirect payments to others:
$980,000 for underwriting discounts and commissions and $1,050,000 for other expenses for a total of $2,030,000 in expenses. Following the deduction of such expenses, the Company received net offering proceeds of $11,970,000. The Company has used approximately $1,061,000 of the net proceeds for operating activities. The Company has used the remainder of the net proceeds for temporary investments, including money market and short- and long-term funds. Such payments were direct or indirect.

RECENT SALES OF UNREGISTERED SECURITIES

    From January 1, 1997 through December 31, 1997, the Company sold and issued the following unregistered securities:

    (1) In October 1997, the Company issued in a private placement 1,397,147 shares of Common Stock to Biotech Target S.A., a wholly-owned subsidiary of BB Biotech AG, at $8.80 per share. The issuance was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Regulation S promulgated thereunder.

    (2) In March 1997, the Company issued in a private placement 669,857 shares of Common Stock to Biogen. The issuance was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Regulation D promulgated thereunder.

    Appropriate legends are affixed to the stock certificates issued in the aforementioned transactions. Similar legends were imposed in connection with any subsequent sales of any such securities. All recipients received adequate information about the Company or had access, through employment or other relationships, to such information.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the financial statements and notes thereto included elsewhere in this document and also with "Management's Discussion and Analysis of Financial Condition and Results of Operations". No dividends were declared or paid for any periods presented.

                                                                         YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------------
                                                           1997        1996        1995        1994        1993
                                                        ----------  ----------  ----------  ----------  ----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
Collaborative research revenue........................  $    2,578  $      250  $   --      $   --      $   --
Operating expenses:
  Research and development............................      10,568       7,141      12,856       8,823       4,731
  General and administrative..........................       4,169       2,917       3,402       2,802         947
                                                        ----------  ----------  ----------  ----------  ----------
Total operating expenses..............................      14,737      10,058      16,258      11,625       5,678
                                                        ----------  ----------  ----------  ----------  ----------
Loss from operations..................................     (12,159)     (9,808)    (16,258)    (11,625)     (5,678)
Interest income (expense), net........................         834        (557)       (466)        258         161
                                                        ----------  ----------  ----------  ----------  ----------
  Net loss............................................  $  (11,325) $  (10,365) $  (16,724) $  (11,367) $   (5,517)
                                                        ----------  ----------  ----------  ----------  ----------
                                                        ----------  ----------  ----------  ----------  ----------
Basic and diluted net loss per share (pro forma in
  1996 and 1995)(1)...................................  $    (1.58) $    (2.77) $    (6.54)
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
Shares used in computing basic and diluted net loss
  per share (pro forma in 1996 and 1995)(1)...........       7,157       3,747       2,556
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------

                                                                               DECEMBER 31,
                                                        ----------------------------------------------------------
                                                           1997        1996        1995        1994        1993
                                                        ----------  ----------  ----------  ----------  ----------
                                                                              (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA
Cash, cash equivalents and short- and long-term
  investments.........................................  $   38,090  $   21,568  $    5,569  $    9,743  $    5,466
Working capital.......................................  $   12,962  $   20,278  $      271  $    7,686  $    5,196
Total assets..........................................  $   42,644  $   26,139  $   11,448  $   16,099  $    7,662
Long-term portion of debt and capital lease
  obligation..........................................  $    5,052  $    5,000  $    3,402  $    2,698  $      745
Accumulated deficit...................................  $  (56,951) $  (45,626) $  (35,261) $  (18,537) $   (7,170)
Total stockholders' equity............................  $   26,557  $   18,676  $    1,804  $   10,561  $    6,363

------------------------

(1) See Note 1 of Notes to Consolidated Financial Statements for a description of the shares used in calculating pro forma basic and diluted net loss per share.

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

OVERVIEW

    CVT is an early stage biopharmaceutical company focused on the application of molecular cardiology to the discovery, development and commercialization of novel small molecule drugs for the treatment of chronic cardiovascular disease. Since its inception in December 1990, substantially all of the Company's resources have been dedicated to research and development. To date, CVT has not generated any revenue from product sales and does not expect to generate any such revenues for several years. As of December 31, 1997, the Company had an accumulated deficit of approximately $57.0 million. The Company expects its sources of revenue, if any, for the next several years to consist of payments under corporate collaborations and interest income. The process of developing the Company's products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for the foreseeable future. The Company will not receive product revenue unless it or its collaborators complete clinical trials and successfully commercialize one or more of its products.

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

RESULTS OF OPERATIONS

    YEARS ENDED DECEMBER 31, 1997 AND 1996

    COLLABORATIVE RESEARCH REVENUES. The Company recognized collaborative research revenues of $2.6 million for the year ended December 31, 1997, compared to $250,000 during the year ended December 31, 1996. Collaborative research revenue for the year ended December 31, 1997 was earned in connection with the Company's collaboration with Biogen for the development and commercialization of CVT-124.

    RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses increased to $10.6 million for the year ended December 31, 1997, compared to $7.1 million for the year ended December 31, 1996. The higher expenses in 1997 were primarily due to increased activity associated with the development of ranolazine as well as a $1.0 million milestone payment to Syntex payable under the original license agreement for ranolazine and the issuance of shares of the Company's Common Stock to Syntex valued at $544,000 under an amendment to the license agreement. These expenses were partially offset by a decrease in the use of outside contract services by the Company. The Company expects research and development expenses to increase significantly over the next several years as the Company expands research and product development efforts. In particular, expenses will likely increase due to the clinical trial expenses for ranolazine.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $4.2 million for the year ended December 31, 1997, compared to $2.9 million for the year ended December 31, 1996, primarily due to the amortization of deferred compensation expense, personnel recruiting expenses and new administrative expenses associated with becoming a public company. The Company expects general and administrative expenses to increase in the future due to increases in the Company's research and development activities.

    INTEREST INCOME (EXPENSE), NET. Interest income (expense), net increased to $834,000 for the year ended December 31, 1997, compared to $(557,000) for the year ended December 31, 1996. The increase in 1997 was a result of higher average investment balances resulting from the proceeds of the Company's initial public offering completed in November 1996, payments received in connection with the Company's collaboration and license agreements with Biogen entered into in March 1997 and proceeds from the private placement of shares of Common Stock with Biotech Target S.A., a wholly-owned subsidiary of BB Biotech AG of Switzerland ("BB Biotech"), in October 1997. In contrast, during the year ended December 31, 1996, the Company had lower average investment balances and incurred prepayment penalties associated with a restructuring of the Company's debt. The Company expects that net interest income (expense), will fluctuate with average investment balances and prevailing interest rates.

    The Company has not generated taxable income to date. At December 31, 1997, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $50 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2008 through 2012 if not utilized. As a result of the annual limitation, a portion of these carryforwards may expire before becoming available to reduce the Company's federal income tax liabilities.

    YEARS ENDED DECEMBER 31, 1996 AND 1995

    COLLABORATIVE RESEARCH REVENUES. The Company recognized collaborative research revenues of $250,000 for the year ended December 31, 1996, due to a non-refundable, up-front fee earned from a license agreement with Bayer AG.

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

    INTEREST INCOME (EXPENSE), NET. Interest income (expense), net decreased to $(557,000) for the year ended December 31, 1996, compared to $(466,000) for the year ended December 31, 1995, as a result of higher loan balances and prepayment penalties associated with a restructuring of the Company's debt, partially offset by higher average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since inception primarily through private placements of Preferred and Common Stock, public offerings of Common Stock, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. In November 1996, the Company completed an initial public offering and raised net proceeds of approximately $12.0 million. On March 7, 1997, the Company entered into two research collaboration and license agreements with Biogen that together resulted in cash receipts of $16.0 million. In addition, Biogen agreed to make significant development milestones and equity investments and provide funding under a general purpose loan facility, all of which are subject to achievement of certain clinical development and commercialization milestones. Biogen will also pay royalties from any future product sales. On October 7, 1997, the Company raised net proceeds of $12.3 million in a private placement of equity securities with BB Biotech.

    Cash, cash equivalents and short- and long-term investments at December 31, 1997 totaled $38.1 million compared to $21.6 million at December 31, 1996. The increase in 1997 was due to the receipt of the upfront payment of $16.0 million associated with the Company's collaborations with Biogen and the private placement of equity securities with BB Biotech. The Company's funds are currently invested in short- and long-term, investment grade, interest-bearing debt obligations. In January 1998, the Company filed a Registration Statement with the Securities and Exchange Commission in connection with a follow-on public offering. The total number of shares sold, including exercise of the underwriters' option to purchase additional shares, was 2,575,000 at a price of $8.25 per share with net proceeds to the Company of approximately $19,656,000.

    Net cash used in operations for the year ended December 31, 1997 was $3.5 million compared to $8.3 million for the year ended December 31, 1996. The decrease in cash used in operating activities in 1997 was primarily the result of deferred revenue of $6.0 million received in conjunction with the upfront payment under the collaboration with Biogen.

    From inception, through December 31, 1997, the Company had invested approximately $6.1 million in property and equipment, of which approximately $4.3 million was financed through equipment and leasehold financings at various times.

    The Company will require substantial additional funding in order to complete its research and development activities and commercialize any potential products. The Company currently estimates that its existing resources and projected interest income will enable the Company to maintain its current and planned operations through the third quarter of 1999. However, there can be no assurance that the Company will not require additional funding prior to such time.

    The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors, including those described in "Risk Factors--Need for Additional Future Capital; Uncertainty of Additional Funding" and elsewhere in this report. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of the Company to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical material and other factors not within the Company's control. There can be no assurance that such additional financing to meet the Company's capital requirements will be available on acceptable terms or at all. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise choose. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

YEAR 2000

    Some of the Company's computer programs may have been written using two digits rather than four to define the applicable year. As a result, those computer programs may have time-sensitive software that recognize a date using "00" as the year 1900 rather than the Year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

    The Company is in the process of completing an assessment to determine if it will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total cost for the Year 2000 assessment project and modification or replacement project, if necessary, is estimated not to have a material adverse affect on future financial or operating results of the Company. The projects are estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, if necessary, the Year 2000 issue will not pose significant operational problems for the computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

    The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Financial Statements and notes thereto appear beginning on page F-1 of this report.

                                    PART III

    The information required in Part III of this report is incorporated by reference to the Registrant's Proxy Statement in connection with the Registrant's 1998 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) Index to Consolidated Financial Statements and Report of Ernst & Young LLP, Independent Auditors

    The Consolidated Financial Statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                                                                                PAGE
                                                                                                                -----
Report of Ernst & Young LLP, Independent Auditors..........................................................         F-1
Consolidated Balance Sheets................................................................................         F-2
Consolidated Statements of Operations......................................................................         F-3
Consolidated Statement of Stockholders' Equity.............................................................         F-4
Consolidated Statements of Cash Flows......................................................................         F-6
Notes to Consolidated Financial Statements.................................................................         F-7

    (a)(2) Index to Financial Statements Schedules

    All financial statement schedules are omitted because they are not applicable, or the information is included in the financial statements or notes thereto.

    (a)(3) Exhibits:

EXHIBIT
NUMBER
------
  3.1  Amended and Restated Certificate of Incorporation of the Registrant. (1)

  3.2  Restated Bylaws of the Registrant. (1)

  4.1  Reference is made to Exhibits 3.1 and 3.2. (1)

  4.2  Specimen Common Stock Certificate. (1)

 10.1* 1992 Stock Option Plan, as amended. (1)

 10.2* 1994 Equity Incentive Plan, as amended. (6)

 10.3  Non-Employee Directors' Stock Option Plan, as amended. (1)

 10.4* Form of Incentive Stock Option Grant. (1)

 10.5* Form of Non-Incentive Stock Option Grant. (1)

 10.6  Form of Non-Statutory Stock Option Grant under Non-Employee Directors'
         Stock Option Plan. (2)

 10.7* Employee Stock Purchase Plan. (1)

 10.8* Amended and Restated Promissory Note for $500,000 between Registrant and
         Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996. (1)

 10.9* Amended and Restated Promissory Note for $37,500 between Registrant and
         Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996. (1)

 10.10* Amended and Restated Promissory Note for $25,000 between Registrant and
         Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996. (1)

 10.11* Amended and Restated Promissory Note for $25,000 between Registrant and
         Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996. (1)

EXHIBIT
NUMBER
------
 10.12* Amended and Restated Promissory Note between Registrant and George F.
         Schreiner, M.D., Ph.D., effective as of September 23, 1996. (1)

 10.13* Amended and Restated Promissory Note between Registrant and Thomas L.
         Gutshall, effective as of September 23, 1996. (1)

 10.14 Separation and Consulting Agreement between Registrant and Thomas L.
         Gutshall, effective as of September 2, 1996. (1)

 10.15* Form of Indemnification Agreement between Registrant and its directors and officers. (1)

 10.16 Amended and Restated Investor Rights Agreement between Registrant and the stockholders named therein, dated May 29, 1996. (1)

 10.17 Form of Series A Preferred Stock Warrant, and amendment thereto. (1)

 10.18 Amended and Restated Series B Preferred Stock Warrant to Genta
         Incorporated. (1)

 10.19 Form of Series D Preferred Stock Warrant to Alex Brown & Sons
         Incorporated. (1)

 10.20 Form of Amended and Restated Series D Preferred Stock Warrant. (1)

 10.21 Form of Series E Preferred Stock Warrant. (1)

 10.22 Series E Preferred Stock Warrant to Cooley Godward LLP. (1)

 10.23 Series E Preferred Stock Warrant to Syntex (U.S.A.) Inc. (1)

 10.24 Form of Common Stock Warrant exercisable immediately, dated September 27,
         1996. (1)

 10.25 Form of Common Stock Warrant, dated September 17, 1996. (1)

 10.26** License Agreement between Registrant and University of Florida Research
         Foundation, Inc., dated June 7, 1994. (1)

 10.27** Research Agreement between Registrant and University of Florida, dated
         June 27, 1994. (1)

 10.28** License Agreement between Registrant and Syntex (U.S.A.) Inc., dated March
         27, 1996. (1)

 10.29** License Agreement between Registrant and Bayer A.G., dated May 7, 1996.
         (1)

 10.30 Lease Agreement between Registrant and Matadero Creek, dated August 6,
         1993 and addendum thereto; Letter Amendment to Lease Agreement, dated
         June 30, 1994 and Second Amendment to Lease Agreement, dated June 30,
         1994. (1)

 10.31 Master Lease Agreement between Registrant and Hambrecht & Quist Guaranty
         Finance, LLC, dated September 27, 1996. (1)

 10.32 Finance Agreement between Registrant and Hambrecht & Quist Guaranty
         Finance, LLC, dated September 27, 1996. (1)

 10.33 Business Loan Agreement between Registrant and Hambrecht & Quist Guaranty
         Finance, LLC, dated September 27, 1996. (1)

 10.34 Business Loan Agreement between Registrant and Hambrecht & Quist
         Transition Capital, LLC, dated September 27, 1996. (1)

 10.35 Promissory Note between Registrant and Hambrecht & Quist Guaranty Finance,
         LLC, dated September 27, 1996. (1)

 10.36 Promissory Note between Registrant and Hambrecht & Quist Transition
         Capital, LLC, dated September 27, 1996. (1)

EXHIBIT
NUMBER
------
 10.37 Security Agreement between Registrant and Hambrecht & Quist Guaranty
         Finance, LLC, dated September 27, 1996. (1)

 10.38 Security Agreement between Registrant and Hambrecht & Quist Transition
         Capital, LLC, dated September 27, 1996. (1)

 10.39** Research Collaboration and License Agreement (U.S.) between the Registrant and Biogen, Inc., dated March 7, 1997. (3)

 10.40** Research Collaboration and License Agreement (Europe) between the
         Registrant and Biogen Manufacturing Ltd., dated March 7, 1997. (3)

 10.41** Common Stock Purchase Agreement between the Registrant and Biotech
         Manufacturing Ltd., dated March 7, 1997. (3)

 10.42** Loan Agreement between the Registrant and Biotech Manufacturing Ltd., dated March 7, 1997. (3)

 10.43** Letter Agreement, dated March 7, 1997, between Registrant and the
         University of Florida Research Foundation, Inc. (4)

 10.44** Amendment to License Agreement, effective as of July 3, 1997, between the
         Registrant and Syntex (U.S.A.), Inc. (4)

 10.45 Common Stock Purchase Agreement, dated October 7, 1997, by and between CV
         Therapeutics, Inc. and Biotech Target S.A. (5)

 10.46 Letter Agreement between CV Therapeutics, Inc. and Michael M. Wick, M.D.,
         Ph.D., dated April 30, 1997. (5)

 10.47 Transition Agreement between CV Therapeutics, Inc. and Kathy Stafford dated September 15, 1997. (5)

 10.48 First Amendment to Security Agreement, dated as of March 7, 1997, by and between Hambrecht & Quist Guaranty Finance, LLC and CV Therapeutics,
         Inc. (5)

 10.49 First Amendment to Security Agreement, dated as of March 7, 1997, by and between Hambrecht & Quist Transition Capital, LLC and CV Therapeutics,
         Inc. (5)

 10.50 First Amendment to Business Loan Agreement, dated as of March 7, 1997, by and between Hambrecht & Quist Transition Capital, LLC and CV
         Therapeutics, Inc. (5)

 10.51 First Amendment to Master Lease Agreement, dated as of March 7, 1997, by and between Hambrecht & Quist Guaranty Finance, LLC and CV Therapeutics,
         Inc. (5)

 10.52 Second Amendment to Security Agreement dated as of May 19, 1997, by and between Hambrecht & Quist Guaranty Finance, LLC and CV Therapeutics,
         Inc. (5)

 10.53 Second Amendment to Security Agreement dated as of May 19, 1997, by and between Hambrecht & Quist Transition Capital, LLC and CV Therapeutics,
         Inc. (5)

 23.1  Consent of Ernst & Young LLP, Independent Auditors.

 24.1  Power of Attorney (included on page 34).

 27.1  Financial Data Schedule for Year Ended December 31, 1997.

 27.2  Restated Financial Data Schedule for Year Ended December 31, 1996.

------------------------------

(1) Incorporated by reference to Exhibits filed with the Registrant's Registration Statement on Form S-1, No. 333-12675, as amended, which became effective November 19, 1996.

(2) Incorporated by reference to Exhibits filed with the Registrant's Registration Statement on Form S-8, No. 333-19389, which became effective January 8, 1997.

(3) Incorporated by reference to Exhibits filed with the Registrant's Quarterly Report on Form 10-Q, for the First Quarter 1997.

(4) Incorporated by reference to Exhibits filed with the Registrant's Quarterly Report on Form 10-Q, for the Second Quarter 1997.

(5) Incorporated by reference to Exhibits filed with the Registrant's Quarterly Report on Form 10-Q, for the Third Quarter 1997.

(6) Incorporated by reference to Exhibits filed with the Registrant's Registration Statement on Form S-8 No. 333-44717, which became effective January 22, 1998.

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

                                CV THERAPEUTICS, INC.

                                By:       /s/ LOUIS G. LANGE, M.D., PH.D.
                                     -----------------------------------------
                                            Louis G. Lange, M.D., Ph.D.
                                      CHAIRMAN OF THE BOARD OF CV THERAPEUTICS
                                              CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Louis G. Lange, M.D., Ph.D. and Daniel K. Spiegelman, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

  /s/ LOUIS G. LANGE, M.D.,     Chairman of the Board &
            PH.D.                 Chief Executive Officer
------------------------------    (Principal Executive        March 27, 1998
 Louis G. Lange, M.D., Ph.D.      Officer)

   /s/ DANIEL K. SPIEGELMAN     Chief Financial Officer
------------------------------    (Principal Financial and    March 27, 1998
     Daniel K. Spiegelman         Accounting Officer)

    /s/ SAMUEL D. COLELLA
------------------------------  Director                      March 27, 1998
      Samuel D. Colella

    /s/ THOMAS L. GUTSHALL
------------------------------  Director                      March 27, 1998
      Thomas L. Gutshall

 /s/ BARBARA J. MCNEIL, M.D.,
            PH.D.
------------------------------  Director                      March 27, 1998
Barbara J. McNeil, M.D., Ph.D.

 /s/ COSTA G. SEVASTOPOULOS,
            PH.D.
------------------------------  Director                      March 27, 1998
Costa G. Sevastopoulos, Ph.D.

  /s/ J. LEIGHTON READ, M.D.
------------------------------  Director                      March 27, 1998
    J. Leighton Read, M.D.

       /s/ ISAAC STEIN
------------------------------  Director                      March 27, 1998
         Isaac Stein

     /s/ DAVID P. HOLVECK
------------------------------  Director                      March 27, 1998
       David P. Holveck

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of CV Therapeutics, Inc.

    We have audited the accompanying consolidated balance sheets of CV Therapeutics, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CV Therapeutics, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 27, 1998

                             CV THERAPEUTICS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $    6,286  $   19,575
  Short-term investments..................................................................      11,862       1,993
  Other current assets....................................................................       1,249         454
                                                                                            ----------  ----------
Total current assets......................................................................      19,397      22,022
Long-term investments.....................................................................      19,942      --
Notes receivable from related parties.....................................................         413         475
Property and equipment, net...............................................................       2,277       3,072
Intangible and other assets...............................................................         615         570
                                                                                            ----------  ----------
                                                                                            $   42,644  $   26,139
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $      683  $      405
  Accrued liabilities.....................................................................       1,572       1,304
  Current portion of long-term debt.......................................................       1,500          15
  Current portion of capital lease obligation.............................................         680          20
  Deferred revenue........................................................................       2,000      --
                                                                                            ----------  ----------
Total current liabilities.................................................................       6,435       1,744
Long-term debt............................................................................       4,500       5,000
Capital lease obligation..................................................................         552      --
Deferred revenue..........................................................................       4,009      --
Other liabilities.........................................................................         591         719
Commitments
Stockholders' equity:
  Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and
    outstanding...........................................................................      --          --
  Common Stock, $0.001 par value, 30,000,000 shares authorized, 8,458,063 and 6,184,771 shares issued and outstanding at December 31, 1997 and 1996, respectively; at amounts
    paid in...............................................................................      84,037      65,414
  Warrants to purchase Common Stock.......................................................       1,225       1,225
  Notes receivable issued for stock.......................................................        (108)       (171)
  Deferred compensation...................................................................      (1,649)     (2,166)
  Unrealized gain on investments..........................................................           3      --
  Accumulated deficit.....................................................................     (56,951)    (45,626)
                                                                                            ----------  ----------
Total stockholders' equity................................................................      26,557      18,676
                                                                                            ----------  ----------
                                                                                            $   42,644  $   26,139
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                            See accompanying notes.

                             CV THERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
Revenues:
  Collaborative research......................................................  $    2,578  $      250  $   --
Operating expenses:
  Research and development....................................................      10,568       7,141      12,856
  General and administrative..................................................       4,169       2,917       3,402
                                                                                ----------  ----------  ----------
Total operating expenses......................................................      14,737      10,058      16,258
Loss from operations..........................................................     (12,159)     (9,808)    (16,258)
Interest income...............................................................       1,760         587         416
Interest and other expense....................................................        (926)     (1,144)       (882)
                                                                                ----------  ----------  ----------
Net loss......................................................................  $  (11,325) $  (10,365) $  (16,724)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Basic and diluted net loss per share (pro forma in 1996 and 1995).............  $    (1.58) $    (2.77) $    (6.54)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Shares used in computing basic and diluted net loss per share (pro forma in
  1996 and 1995)..............................................................       7,157       3,747       2,556
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                            See accompanying notes.

                             CV THERAPEUTICS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                CONVERTIBLE
                                                              PREFERRED STOCK          COMMON STOCK        WARRANTS TO
                                                           ---------------------  ----------------------    PURCHASE
                                                             SHARES     AMOUNT     SHARES      AMOUNT     COMMON STOCK
                                                           ----------  ---------  ---------  -----------  -------------
Balances at December 31, 1994............................  21,549,445  $  28,591    254,197   $      37     $     495
Issuance of units consisting of one share of Series E
  Preferred Stock and one warrant to purchase half of one
  share of Series E Preferred Stock at $2.00 per share,
  net of issuance costs of $46...........................   3,921,600      7,797     --          --            --
Issuance of warrant to purchase 25,000 units consisting
  of one share of Series E Preferred Stock and one
  warrant to purchase half of one share of Series E
  Preferred Stock at $2.00 per share at $0.05 per unit...      --         --         --          --                49
Issuance of Common Stock, net of repurchases.............      --         --        113,884         221        --
Notes receivable issued to officers for exercises of
  certain stock options..................................      --         --         --          --            --
Net loss.................................................      --         --         --          --            --
                                                           ----------  ---------  ---------  -----------       ------
Balances at December 31, 1995............................  25,471,045     36,388    368,081         258           544
Issuance of units consisting of one share of Series E
  Preferred Stock and one warrant to purchase half of one
  share of Series E Preferred Stock at $2.00 per share...     375,000        750     --          --            --
Issuance of units consisting of one share of Series G
  Preferred Stock and one warrant to purchase 0.15 of one
  share of Common Stock at $20.00 per share, net of
  issuance costs of $80..................................   6,535,970     12,992     --          --            --
Issuance of Common Stock, net of repurchases.............      --         --      2,578,489      12,704        --
Convertible Preferred Stock converted to Common Stock
  upon the initial public offering.......................  (32,382,015)   (50,130) 3,238,201     50,130        --
Issuance of warrants.....................................      --         --         --          --               681
Notes receivable from officers for exercise of certain
  stock options..........................................      --         --         --          --            --
Compensation related to certain stock options............      --         --         --           2,322        --
Amortization of deferred compensation....................      --         --         --          --            --
Net loss.................................................      --         --         --          --            --
                                                           ----------  ---------  ---------  -----------       ------
Balances at December 31, 1996............................      --         --      6,184,771      65,414         1,225
Issuance of Common Stock, net of repurchases.............      --         --      2,273,292      18,276        --
Unrealized gain on investments...........................      --         --         --          --            --
Compensation expense related to certain stock options....      --         --         --              51        --
Reduction of initial public offering issuance costs......      --         --         --              58        --
Deferred compensation related to grants of certain non-
  qualified stock options................................      --         --         --             564        --
Repayment of notes receivable for exercise of certain
  stock options..........................................      --         --         --          --            --
Amortization and reduction of deferred compensation......      --         --         --            (326)       --
Net loss.................................................      --         --         --          --            --
                                                           ----------  ---------  ---------  -----------       ------
Balances at December 31, 1997............................      --      $  --      8,458,063   $  84,037     $   1,225
                                                           ----------  ---------  ---------  -----------       ------
                                                           ----------  ---------  ---------  -----------       ------

                            See accompanying notes.

                             CV THERAPEUTICS, INC.

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          NOTES                                                           TOTAL
                                                     RECEIVABLE FROM     DEFERRED      UNREALIZED GAIN  ACCUMULATED   STOCKHOLDERS'
                                                        OFFICERS       COMPENSATION    ON INVESTMENTS     DEFICIT        EQUITY
                                                     ---------------  ---------------  ---------------  ------------  -------------
Balances at December 31, 1994......................     $     (25)       $  --            $  --          $  (18,537)    $  10,561
Issuance of units consisting of one share of Series
  E Preferred Stock and one warrant to purchase
  half of one share of Series E preferred Stock at
  $2.00 per share, net of issuance costs of $46....        --               --               --              --             7,797
Issuance of warrant to purchase 25,000 units
  consisting of one share of Series E Preferred
  Stock and one warrant to purchase half of one
  share of Series E Preferred Stock at $2.00 per
  share at $0.05 per unit..........................        --               --               --              --                49
Issuance of Common Stock, net of repurchases.......        --               --               --              --               221
Notes receivable issued to officers for exercises
  of certain stock options.........................          (100)          --               --              --              (100)
Net loss...........................................        --               --               --             (16,724)      (16,724)
                                                            -----          -------            -----     ------------  -------------
Balances at December 31, 1995......................          (125)          --               --             (35,261)        1,804
Issuance of units consisting of one share of Series
  E Preferred Stock and one warrant to purchase
  half of one share of Series E Preferred Stock at
  $2.00 per share..................................        --               --               --              --               750
Issuance of units consisting of one share of Series
  G Preferred Stock and one warrant to purchase
  0.15 of one share of Common Stock at $20.00 per
  share, net of issuance costs of $80..............        --               --               --              --            12,992
Issuance of Common Stock, net of repurchases.......        --               --               --              --            12,704
Convertible Preferred Stock converted to Common
  Stock upon the initial public offering...........        --               --               --              --            --
Issuance of warrants...............................        --               --               --              --               681
Notes receivable from officers for exercise of
  certain stock options............................           (46)          --               --              --               (46)
Deferred compensation related to certain stock
  options..........................................        --               (2,322)          --              --            --
Amortization of deferred compensation..............        --                  156           --              --               156
Net loss...........................................        --               --               --             (10,365)      (10,365)
                                                            -----          -------            -----     ------------  -------------
Balances at December 31, 1996......................          (171)          (2,166)          --             (45,626)       18,676
Issuance of Common Stock, net of repurchases.......        --               --               --              --            18,276
Unrealized gain on investments.....................        --               --                    3          --                 3
Compensation expense related to certain stock
  options..........................................        --               --               --              --                51
Reduction of initial public offering issuance
  costs............................................        --               --               --              --                58
Deferred compensation related to grants of certain
  non-qualified stock options......................        --                 (564)          --              --            --
Repayment of notes receivable for exercise of
  certain stock options............................            63           --               --              --                63
Amortization and reduction of deferred
  compensation.....................................        --                1,081           --              --               755
Net loss...........................................        --               --               --             (11,325)      (11,325)
                                                            -----          -------            -----     ------------  -------------
Balances at December 31, 1997......................     $    (108)       $  (1,649)       $       3      $  (56,951)    $  26,557
                                                            -----          -------            -----     ------------  -------------
                                                            -----          -------            -----     ------------  -------------

                             CV THERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss......................................................................  $  (11,325) $  (10,365) $  (16,724)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization of deferred compensation.......................................         755         156      --
  Depreciation and amortization...............................................       1,101       1,127       1,102
  Warrant issued under capital lease..........................................      --             160      --
  Forgiveness of notes receivable.............................................      --          --              25
  Issuance of stock warrant for legal services received.......................      --          --              49
  Issuance of capital stock and warrants for payment of license fees..........         544         750      --
  Change in assets and liabilities:
    Other current assets......................................................        (795)        556          45
    Intangible and other assets...............................................        (208)       (461)         24
    Accounts payable..........................................................         278      --             200
    Accrued liabilities.......................................................         140        (249)      1,024
    Deferred revenue..........................................................       6,009      --          --
                                                                                ----------  ----------  ----------
Net cash used in operating activities.........................................      (3,501)     (8,326)    (14,255)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments............................................     (24,475)     (1,993)     (1,202)
Purchase of long-term investments.............................................     (19,942)     --          --
Maturity of short-term investments............................................      14,609      --           7,203
Capital expenditures..........................................................        (143)        (64)       (719)
Notes receivable from officers and employees..................................         125         104      --
                                                                                ----------  ----------  ----------
Net cash provided by (used in) investing activities...........................     (29,826)     (1,953)      5,282
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of capital lease obligations.........................................        (788)       (356)       (186)
Borrowings under long-term debt...............................................       3,000       5,000       4,148
Repayments of long-term debt..................................................         (15)     (6,576)     (1,080)
Proceeds from issuance of Common Stock (and bridge loans subsequently
  converted into Common Stock), net of repurchase.............................      17,841      12,346         121
Proceeds from issuance of warrant.............................................      --             879      --
Proceeds from issuance of Convertible Preferred Stock.........................      --          12,992       7,797
                                                                                ----------  ----------  ----------
Net cash provided by financing activities.....................................      20,038      24,285      10,800
                                                                                ----------  ----------  ----------
Net (decrease) increase in cash and cash equivalents..........................     (13,289)     14,006       1,827
Cash and cash equivalents at beginning of year................................      19,575       5,569       3,742
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of year......................................  $    6,286  $   19,575  $    5,569
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest........................................................  $      647  $      912  $      883
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Notes receivable from officers in connection with exercise of certain stock
  options.....................................................................  $      108  $      171  $      100
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Issuance of warrants in connection with debt financing........................  $   --      $      681  $   --
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                            See accompanying notes.

                             CV THERAPEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE COMPANY

    CV Therapeutics, Inc. ("CVT" or the "Company") is a biopharmaceutical company focused on the application of molecular cardiology to the discovery, development and commercialization of novel small molecule drugs for the treatment of cardiovascular disease. Since its inception in December 1990, substantially all of the Company's resources have been dedicated to research and development. Prior to 1997 the Company had been in the development stage.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CV Therapeutics International, which was incorporated in December 1993 in the Cayman Islands. All significant intercompany balances have been eliminated.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior period amounts may have been adjusted for consistency and presentation purposes.

    RESEARCH AND DEVELOPMENT

    Research and development expenses include direct and research-related overhead expenses.

    CASH EQUIVALENTS AND INVESTMENTS

    The Company considers all highly liquid debt investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash equivalents consist primarily of money market funds. All other liquid investments with a maturity of less than one year are classified as short-term investments. The Company limits its concentration of risk by diversifying its investments among a variety of issuers.

    Management determines the appropriate classification of investment securities at the time of purchase and reaffirms such designation as of each balance sheet date. At December 31, 1997 and 1996, all investment securities are designated as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on available-for-sale securities are included in the statement of operations. There have been no gains or losses through December 31, 1997.

    DEPRECIATION AND AMORTIZATION

    Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets. Debt issuance costs are amortized over the life of the associated loan.

                             CV THERAPEUTICS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REVENUE RECOGNITION

    Revenue under the Company's collaborative research arrangements is recognized as based on the performance requirements of the contract. Payments received, which are still subject to future performance requirements, are recorded as deferred revenue until earned.

    NET LOSS PER SHARE

    Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings per share, if more dilutive, for all periods presented.

    In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of Common Stock outstanding during the period. The Company also adopted the provisions of Securities and Exchange Commission Staff Bulletin No. 98, which resulted in the removal of certain shares which had been included in the calculation in the periods prior to the Company's initial public offering. Diluted net loss per share has not been presented as, given the Company's net loss position, the result would be anti-dilutive.

    Pro forma basic and diluted net loss per share as presented in the Statements of Operations for 1995 and 1996 has been computed as described above and also gives effect to the conversion of the Convertible Preferred Stock that automatically converted upon completion of the Company's initial public offering (using as-if converted method) from the original date of issuance.

    A reconciliation of the shares used in the calculation of basic and diluted and pro forma basic and diluted net loss per share follows:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE
                                                                                             AMOUNTS)
Net loss......................................................................  $  (11,325) $  (10,365) $  (16,724)
Weighted average shares of Common Stock outstanding...........................       7,157       1,054         335
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Basic and diluted net loss per share..........................................  $    (1.58) $    (9.83) $   (49.92)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Pro forma:
Weighted average shares of Common Stock outstanding...........................                   1,054         335
Adjustment to reflect the effect of assumed conversion of Preferred Stock to
  Common Stock as of date of issuance.........................................                   2,693       2,221
                                                                                            ----------  ----------
Shares used in calculating pro forma basic and diluted net loss per share.....                   3,747       2,556
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Pro forma basic and diluted net loss per share................................              $    (2.77) $    (6.54)
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    Had the Company been in a net income position, diluted earnings per share would have been presented and would have included the shares used in computation of basic net loss per share as well as an additional 852,000 and 1,305,000 shares for the years ended December 31, 1996 and 1995 respectively,

                             CV THERAPEUTICS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) relating to outstanding options and warrants (prior to the application of the treasury stock method) and stock subject to repurchase.

    STOCK-BASED COMPENSATION

    The Company accounts for stock options granted to employees using the intrinsic-value method and thus recognizes no compensation expense for options granted with exercise prices equal to the fair value of the Company's Common Stock on the date of the grant.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 is effective January 1, 1998 and is not expected to have a material impact on the Company's results of operations, cash flows or financial position.

    In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which changes the way public companies report information about operating segments. The Company does not expect SFAS 131 to have a material impact on the Company's results of operations, cash flows or financial position.

2. LICENSE AND COLLABORATION AGREEMENTS

    UNIVERSITY OF FLORIDA RESEARCH FOUNDATION, INC.

    In June 1994, the Company entered into a license agreement with the University of Florida Research Foundation, Inc. ("UFRFI") under which the Company received exclusive worldwide rights to develop adenosine A(1) receptor antagonists for the detection, prevention and treatment of human and animal diseases. In consideration for the license, the Company paid UFRFI an initial license fee and is obligated to pay royalties based on net sales of products, which utilize the licensed technology. Pursuant to the agreement, the Company must exercise commercially reasonable efforts to develop and commercialize one or more products covered by the licensed technology and is obligated to meet milestones in completing certain preclinical work. In the event the Company fails to reach those milestones, UFRFI may convert the exclusive license into a non-exclusive license. As part of the license agreement with UFRFI, the Company entered into a research agreement with the University of Florida.

    SYNTEX (U.S.A.) INC.

    In March 1996, the Company entered into a license agreement with Syntex (U.S.A.) Inc. ("Syntex"), which is an indirect subsidiary of Roche Holding Limited, for United States and foreign patent rights to a compound having the generic name of ranolazine for products treating angina and certain other cardiovascular indications. Pursuant to the agreement, Syntex provided certain quantities of the compound to the Company. The license agreement is exclusive and worldwide except for certain countries in Asia. As consideration for the license agreement, the Company issued 37,500 shares of Common Stock and a five year warrant to purchase 18,750 shares of Common Stock at $20.00 per share and recognized research and development expenses of $750,000. In addition, the Company is obligated to make payments on the achievement of certain development milestones and to make royalty payments based on net sales of

                             CV THERAPEUTICS, INC.

2. LICENSE AND COLLABORATION AGREEMENTS (CONTINUED) products which utilize the licensed technology. The Company is required to use commercially reasonable efforts to develop the compound for angina within certain milestone guidelines. The license agreement also sets milestones within which the Company must launch products in each country covered by the license or lose exclusivity in such territories. The Company paid $1.5 million to Syntex in 1997 in a combination of cash and Common Stock and will owe an additional milestone payment upon FDA approval of an NDA for ranolazine.

    BIOGEN

    In March 1997, the Company entered into two research collaboration and license agreements ("the Biogen Agreements"), one with Biogen, Inc. ("Biogen") which covers the Americas and the other with a wholly-owned subsidiary of Biogen, Biotech Manufacturing Limited ("Biotech Manufacturing" and together with Biogen, the "Biogen Entities"), which covers the rest of the world. The Biogen Agreements grant the Biogen Entities the exclusive worldwide right to develop and commercialize CVT-124 for all indications. In exchange, the Company received up-front payments of $16.0 million. Of this amount $0.8 million was recognized as revenue immediately, $7.0 million was deferred and will be recognized as revenue as Biogen achieves specific milestones and the Company fulfills its research obligations as identified in the Biogen Agreements, $5.2 million was for the purchase of 669,857 shares of the Company's Common Stock and $3.0 million was funding under a credit facility. Of the $7.0 million of deferred revenue, $1.8 million represents a premium over the $5.2 million market value that was paid for the 669,857 shares of the Company's Common Stock. Approximately $1.0 million of the deferred revenue was recognized in 1997 which approximated costs for the research services. In Feburary 1998, CVT terminated the research component of the Biogen Agreements and, as a result, approximately $4 million of deferred revenue will be recognized in the first quarter of 1998. Under the Biogen Agreements, the Company may receive milestone payments, equity investments, and access to a general purpose loan facility based on achievements of certain development milestones. In addition, the Company will receive royalties from any future product sales. The Company is obligated to repay the current outstanding principal portion of the credit facility, which bears interest on the outstanding principal at a rate equal to prime plus one percent (1%) (9.5% at December 31, 1997), by February 2005.

                             CV THERAPEUTICS, INC.

3. INVESTMENTS

    Following is a summary of available-for-sale securities at fair value. Fair value is based on quoted market prices for these investments.

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------

                                                                             (IN THOUSANDS)
Cash equivalents
  Money market funds....................................................  $   3,353  $  18,358
  Commercial paper......................................................        998        990
  Corporate bonds.......................................................      1,900     --
                                                                          ---------  ---------
                                                                          $   6,251  $  19,348
                                                                          ---------  ---------
                                                                          ---------  ---------
Short-term investments
  US Government securities..............................................  $   1,000  $   1,993
  Certificates of deposit...............................................      1,000     --
  Corporate bonds.......................................................      9,862     --
                                                                          ---------  ---------
                                                                          $  11,862  $   1,993
                                                                          ---------  ---------
                                                                          ---------  ---------
Long-term investments
  US Government securities..............................................  $   1,000  $  --
  Corporate bonds.......................................................     18,942     --
                                                                          ---------  ---------
                                                                          $  19,942  $  --
                                                                          ---------  ---------
                                                                          ---------  ---------

    As of December 31, 1997 and 1996, the difference between the fair value and the amortized cost of available-for-sale securities was insignificant. As of December 31, 1997 the average contractual maturity was approximately seven months, with no single investment's maturity exceeding 17 months.

4. PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost and consist of the following:

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Machinery and equipment..................................................  $   2,556  $   2,415
Furniture and fixtures...................................................        573        570
Leasehold improvements...................................................      2,997      3,063
                                                                           ---------  ---------
                                                                               6,126      6,048
Less accumulated depreciation and amortization...........................     (3,849)    (2,976)
                                                                           ---------  ---------
                                                                           $   2,277  $   3,072
                                                                           ---------  ---------
                                                                           ---------  ---------

    Property and equipment include $4,327,000 and $73,000 recorded under capital leases at December 31, 1997 and 1996, respectively. Accumulated amortization related to leased assets totaled $2,892,000 and $63,000 at December 31, 1997 and 1996, respectively.

                             CV THERAPEUTICS, INC.

5. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                DECEMBER 31,
                                                                            --------------------
                                                                              1997       1996
                                                                            ---------  ---------
                                                                               (IN THOUSANDS)
Corporate loan agreement at prime plus 1.0%, principal payments in equal installments monthly beginning March 10, 2000 through February 10, 2005.
  Interest due annually on anniversary date of the loan agreement.........  $   3,000  $  --
Corporate loan at 9.0%, principal payments in equal installments monthly beginning April 1, 1998 through September 1, 1999. Interest due monthly,
  subject to the Company's rights of payment deferral.....................      3,000      3,000
Corporate loan at 9.0%....................................................     --          2,000
Other.....................................................................     --             15
                                                                            ---------  ---------
                                                                                6,000      5,015
Less current portion......................................................     (1,500)       (15)
                                                                            ---------  ---------
Long-term portion.........................................................  $   4,500  $   5,000
                                                                            ---------  ---------
                                                                            ---------  ---------

    The carrying value of the Company's loans approximates fair value at December 31, 1997 and 1996. The fair value of the Company's loans was estimated using discounted cash flow analysis, based on the incremental borrowing rates currently available to the Company for borrowings with similar terms and maturity.

    On March 7, 1997, the Company entered into an unsecured loan agreement with Biotech Manufacturing in association with the Biogen Agreements (see Note 2). Under the terms of the Biotech Manufacturing loan agreement, Biotech Manufacturing shall make available to CVT for general purposes an amount not to exceed $12.0 million. Upon the effective date of the Biogen Agreements, the Company drew down $3.0 million of the loan. Additional funding under the terms of the loan is subject to achievement of certain clinical developments and commercialization milestones. The Company is obligated to repay the current outstanding principal portion of this credit facility, which bears interest on the outstanding principal at a rate equal to prime plus one percent (1%) (9.5% at December 31. 1997), by February 2005.

    In September 1996, the Company completed a refinancing of its existing debt obligations with $5.0 million of debt financing from entities associated with Hambrecht & Quist Group ("H&Q Debt Financings"). The H&Q Debt Financings consist of a $3.0 million term loan which bears interest at the rate of 9.0% per annum, secured by all of the assets of the Company, and has a final maturity in September 1999, and a $2.0 million term loan, which bore interest at 9.0% per annum and was due January 1, 1997. On January 1, 1997, the Company converted the $2.0 million term loan from Hambrecht & Quist Group to an equipment lease, which has a final maturity in September 1999 (see Note 6).

6. LEASES

    The Company leases certain equipment and furniture under noncancelable capital leases. The Company leases its facilities under noncancelable operating leases. The facilities lease expires February 2002 and includes an option to renew the lease for an additional five years. In November 1995 and

                             CV THERAPEUTICS, INC.

6. LEASES (CONTINUED)
April 1997, the Company entered into two noncancelable sublease agreements whereby it leased excess space to a separate company, which sublease agreements will expire in March 1998 and April 1999 respectively. Aggregate future minimum rentals to be received by the Company as of December 31, 1997 totaled $831,000.

    Following is a schedule of future minimum lease payments at December 31, 1997, net of sublease rentals:

                                                                            OPERATING    CAPITAL
                                                                             LEASES      LEASES
                                                                           -----------  ---------
                                                                               (IN THOUSANDS)
Year ending December 31,
  1998...................................................................   $   1,125   $     797
  1999...................................................................       1,244         598
  2000...................................................................       1,254      --
  2001...................................................................       1,284      --
  2002...................................................................         215      --
                                                                           -----------  ---------
Total minimum payments...................................................   $   5,122   $   1,395
                                                                           -----------
                                                                           -----------
Less amount representing interest........................................                    (163)
                                                                                        ---------
Present value of future lease payments...................................                   1,232
Less current portion.....................................................                    (680)
                                                                                        ---------
Long-term portion........................................................               $     552
                                                                                        ---------
                                                                                        ---------

    Rent expense, net of sublease rentals (in 1997 and 1996), for the years ended December 31, 1997, 1996, and 1995 was approximately $339,000, $451,000 and $870,000, respectively.

7. RELATED PARTY TRANSACTIONS

    From 1992 through 1997, the Company issued loans to certain of the Company's officers and employees related to relocation, purchases of stock and other purposes of which loans aggregating $521,000 and $646,000 were outstanding at December 31, 1997 and 1996, respectively. These loans bear interest at 5.68% to 6.53% per annum. The amounts are repayable on various dates through June 8, 2005. As of December 31, 1997 and 1996, loans for $108,000 and $171,000 related to the purchase of Common Stock have been included in stockholders' equity. The Company forgave $109,000 of accrued interest in the year ended December 31, 1996 on several of these notes. The forgiveness was accounted for as compensation expense to the related employees in the period in which the interest was deemed to have been forgiven.

8. STOCKHOLDERS' EQUITY

    REVERSE STOCK SPLIT

    In September 1996, the board of directors of the Company authorized a 1-for-10 reverse stock split, in which ten shares of Common Stock were exchanged for one share of Common Stock. The stock split was effected following stockholder approval on October 29, 1996. As of the closing of its initial public offering in November 1996, the Company is authorized to issue 5,000,000 shares of $0.001 par value Preferred

                             CV THERAPEUTICS, INC.

8. STOCKHOLDERS' EQUITY (CONTINUED)
Stock and 30,000,000 shares of $0.001 par value Common Stock. All par value, share and per share amounts, as well as the dividend and liquidation preferences for Preferred Stock, included in the accompanying financial statements have been retroactively adjusted to reflect the reverse stock split.

    EMPLOYEE STOCK PURCHASE PLAN

    In September 1996, the board of directors adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 150,000 shares of the Company's Common Stock. The Purchase Plan is designed to allow eligible employees of the Company or an affiliate of the Company to purchase shares of the Company's Common Stock at quarterly intervals through their periodic payroll deductions, which may not exceed 15 percent of any employee's compensation, at a price not less than the lesser of an amount equal to 85 percent of the fair market value of the Company's Common Stock at quarterly dates within the offering period or an amount equal to 85 percent of the fair market value of the Company's Common Stock on the purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. The Company has issued 3,498 shares under the Purchase Plan through December 31, 1997.

    STOCK OPTION PLANS

    The Company reserved 345,000 shares of Common Stock for issuance under its amended and restated 1992 Stock Option Plan, which provides for Common Stock options to be granted to employees (including consultants, officers, and directors). The board of directors will not grant additional options under the 1992 Stock Option Plan.

    The Company has reserved 1,800,000 shares of Common Stock for issuance under its amended and restated 1994 Equity Incentive Plan, of which 1,000,000 were approved by the board of directors in November 1997 and are subject to stockholder approval at the annual meeting of Stockholders on June 6, 1998. The Equity Incentive Plan provides for Common Stock options to be granted to employees of and consultants to the Company and its affiliates. The Plan allows for the grant of incentive stock options, non-statutory stock options, stock bonuses, and rights to purchase restricted stock and stock appreciation rights. Options and rights granted under this plan expire no later than 10 years from the date of grant. The exercise price of each incentive stock option shall be not less than 100% of the fair value of the stock subject to the option on the date the option is granted. The exercise price of each non-statutory option shall be not less than 85% of the fair value of the stock subject to the option on the date the option is granted. The vesting provisions of individual options may vary but in each case will provide for vesting of at least 20% of the total number of shares subject to the option per year.

    NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

    The Company's Non-Employee Directors' Stock Option Plan was amended and restated in 1996 to allow the granting of up to 250,000 shares of Common Stock to directors of the Company who are not otherwise an employee of or consultant to the Company or of any affiliate of the Company. Options granted under this plan expire no later than 10 years from the date of grant. The exercise price of each option shall be the fair value of the stock subject to such option on the date such option is granted. The options generally vest in increments over a period of three years from the date of grant.

                             CV THERAPEUTICS, INC.

8. STOCKHOLDERS' EQUITY (CONTINUED)
    Outside of the Company's stock option plans, from May 1993 through June 1995, the Company granted options to purchase 85,500 shares of Common Stock to employees and consultants. The exercise prices ranged from $0.80 to $2.50 per share, which exercise prices represented the fair value of the Common Stock at the respective grant dates. The stock option terms vary between the individual grants and were approved by the board of directors.

    As of December 31, 1997, the Company had a right to repurchase 4,230 shares of Common Stock issued pursuant to options granted outside of, and pursuant to, the Company's option plans described above.

    The following table summarizes option activity under all option plans:

                                                                                  OUTSTANDING OPTIONS
                                                               ---------------------------------------------------------
                                                                 SHARES                                     WEIGHTED
                                                                AVAILABLE    NUMBER OF     PRICE PER         AVERAGE
                                                                FOR GRANT     SHARES         SHARE       EXERCISE PRICE
                                                               -----------  -----------  --------------  ---------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at December 31, 1994.................................          94          499   $  0.80-$ 2.50     $    1.56
Shares authorized............................................         340       --                             --
Options granted..............................................        (393)         393   $         2.50     $    2.50
Options canceled.............................................          39          (39)  $  0.80-$ 2.50     $    1.57
Options repurchased..........................................          30       --       $         2.50     $    2.50
Options exercised............................................      --             (144)  $  0.80-$ 2.50     $    2.05
                                                                    -----        -----
Balance at December 31, 1995.................................         110          709   $  0.80-$ 2.50     $    1.98
Shares authorized............................................         529       --       $     --              --
Options granted..............................................        (356)         356   $         2.50     $    2.50
Options canceled.............................................         186         (186)  $  0.80-$ 2.50     $    2.19
Options repurchased..........................................           3       --       $         2.50     $    2.50
Options exercised............................................      --              (71)  $  0.80-$ 2.50     $    1.65
                                                                    -----        -----
Balance at December 31, 1996.................................         472          808   $  0.80-$ 2.50     $    2.18
Shares authorized(1).........................................       1,000       --             --
Options granted..............................................        (447)         447   $  6.88-$10.88     $    8.25
Options canceled.............................................          52          (52)  $  0.80-$ 8.50     $    2.89
Options exercised............................................      --             (125)  $  0.80-$ 2.50     $    1.72
                                                                    -----        -----
Balance at December 31, 1997.................................       1,077        1,078   $  0.80-$10.88     $    4.72
                                                                    -----        -----
                                                                    -----        -----

------------------------------

(1) Approved by the Company's board of directors in November 1997 under the 1994 Equity Incentive Plan, subject to stockholder approval.

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

                             CV THERAPEUTICS, INC.

8. STOCKHOLDERS' EQUITY (CONTINUED)

    The following table summarizes information about stock options outstanding at December 31, 1997:

                                            OUTSTANDING OPTIONS
------------------------------------------------------------------------------------------------------------
                                                                                  EXERCISABLE OPTIONS
                            SHARES      WEIGHTED AVERAGE                    --------------------------------
                          OUTSTANDING       REMAINING         WEIGHTED         NUMBER OF        WEIGHTED
RANGE OF EXERCISE             (IN       CONTRACTUAL LIFE       AVERAGE          SHARES           AVERAGE
PRICES                    THOUSANDS)       (IN YEARS)      EXERCISE PRICE   (IN THOUSANDS)   EXERCISE PRICE
-----------------------  -------------  -----------------  ---------------  ---------------  ---------------
$0.80 - $ 2.00.........          113              5.5         $    1.18              107        $    1.13
$2.50 - $ 2.50.........          523              8.5         $    2.50              332        $    2.50
$6.88 - $ 8.50.........          334              8.6         $    7.92               71        $    7.67
$8.88 - $10.88.........          108              9.8         $    9.27           --            $  --
                               -----                                                 ---
$0.80 - $10.88.........        1,077              8.3         $    4.72              510        $    2.93
                               -----                                                 ---
                               -----                                                 ---

    PRO FORMA INFORMATION--STOCK-BASED COMPENSATION

    The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equal the market value of the underlying stock on the grant, no compensation expense is recognized.

    Pro forma information regarding net loss and loss per share is required by FASB 123 for awards granted after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of FASB 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model (minimum value model for awards prior to the Company's initial public offering). The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                                                         OPTIONS
                                                                           -----------------------------------
                                                                              1997         1996        1995
                                                                              -----        -----     ---------
Expected life (years)....................................................         4.6          5.1         4.5
Expected volatility (After November 19, 1996, the initial public
  offering)..............................................................         .67          .70         N/A
Risk-free interest rate..................................................         6.3%         6.4%        6.2%

                             CV THERAPEUTICS, INC.

8. STOCKHOLDERS' EQUITY (CONTINUED)
    For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period. The Company's pro forma information follows (in thousands except for loss per share information):

                                                               1997        1996        1995
                                                            ----------  ----------  ----------
Net loss:
  As reported.............................................  $  (11,325) $  (10,365) $  (16,724)
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------
  Pro forma...............................................  $  (12,225) $  (10,771) $  (16,793)
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------
Net loss per share:
  As reported.............................................  $    (1.58) $    (2.77) $    (6.54)
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------
  Pro forma...............................................  $    (1.71) $    (2.87) $    (6.57)
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

    Because FASB 123 is applicable only to awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

    The weighted-average fair value of options granted with exercise prices at and below fair value of the Company's Common Stock during 1997, 1996 and 1995 were:

                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Fair value at grant:.................................................  $    8.60  $    9.24  $    2.50
Below fair value at grant date:......................................  $    8.25  $    2.50     N/A

    WARRANTS

    The following table summarizes warrants to purchase the Company's Common Stock which were issued in connection with various financing, lending and equipment lease arrangements as of December 31, 1997:

                                                                      EXERCISE      NUMBER OF
DATE OF ISSUANCE                                                        PRICE        SHARES      EXPIRATION DATE
------------------------------------------------------------------  -------------  -----------  ------------------
April 1993........................................................    $   25.00       100,000   April 2003
March and April 1994..............................................    $   20.00        21,926   March 1999
April 1995........................................................    $    8.90        40,000   April 2005
September and November 1995.......................................    $   20.00       196,078   September 2000
December 1995.....................................................    $   20.00         3,750   December 2000
March 1996........................................................    $   20.00        18,750   September 2000
September 1996....................................................    $   20.00        84,500   September 2001
September 1996....................................................    $    2.50        84,500   September 2001
                                                                                   -----------
Total.............................................................                    549,504
                                                                                   -----------
                                                                                   -----------

    The Company has reserved 549,504 shares of its Common Stock for issuance upon the issuance of the above warrants.

                             CV THERAPEUTICS, INC.

9. INCOME TAXES

    As of December 31, 1997, the Company had federal net operating loss carryforwards of approximately $50,000,000. The Company also had federal research and development tax credit carryforwards of approximately $1,900,000. The difference between the federal net operating loss carryforwards and the accumulated deficit relates primarily to losses generated by the Company's wholly-owned subsidiary, CV Therapeutics International. The net operating loss and credit carryforwards will expire at various dates beginning in 2008 through 2012, if not utilized.

    Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 1997 are as follows:

                                                                           1997        1996
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Net operating loss carryforwards......................................  $   17,800  $   14,500
Research credits (expiring 2008-2012).................................       2,700       2,000
Capitalized research and development..................................       2,200       1,500
Other, net............................................................         990         800
                                                                        ----------  ----------
Total deferred tax assets.............................................      23,690      18,800
Valuation allowance for deferred tax assets...........................     (23,690)    (18,800)
                                                                        ----------  ----------
Total.................................................................  $   --      $   --
                                                                        ----------  ----------
                                                                        ----------  ----------

    The valuation allowance increased by $4,600,000 and $7,200,000 during the years ended December 31, 1996, and 1995, respectively.

10. SUBSEQUENT EVENTS

    On January 4, 1998 the Company filed a registration statement with the Securities and Exchange Commission for a follow-on public offering. The follow-on public offering closed on January 27, 1998 and the total number of shares sold, including the exercise of the underwriters' option to purchase additional shares, was 2,575,000 at a price of $8.25 per share with net proceeds to the Company of approximately $19,656,000.