Form 10-Q
period 1998-03-31
CV THERAPEUTICS INC
filed 1998-05-15
CIK 921506

--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

                                     FORM 10-Q

(Mark One)

     ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 1998.

     (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to          .

                           Commission File Number: 0-21643


                          ------------------------------

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

                        YES   __X__     NO  ____

As of May 04, 1998, there were 11,054,408 shares of the issuer's Common Stock, $0.001 par value, outstanding.


--------------------------------------------------------------------------------

                          CV THERAPEUTICS, INC.

                                 INDEX

PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997                           3

  Consolidated Statements of Operations for the three months ended
  March 31, 1998 and 1997                                                                          4

  Consolidated Statements of Cash Flows for the three months ended March 31, 1998
  and 1997                                                                                         5

  Notes to Consolidated Financial Statements                                                       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS     8


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                                 11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                          11


SIGNATURES                                                                                        12


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                CV THERAPEUTICS, INC.

                             CONSOLIDATED BALANCE SHEETS

                                    (In thousands)

                                                 March 31, 1998     December 31, 1997
                                                -----------------   -----------------
                                                   (unaudited)           (Note 1)
ASSETS
Current assets:
  Cash and cash equivalents                     $          13,040   $           6,286
  Short-term investments                                    6,824              11,862
  Other current assets                                      1,377               1,249
                                                -----------------   -----------------
Total current assets                                       21,241              19,397
Long-term investments                                      32,742              19,942
Notes receivable from related parties                         413                 413
Property and equipment, net                                 2,198               2,277
Intangible and other assets                                   268                 615
                                                -----------------   -----------------
                                                $          56,862   $          42,644
                                                -----------------   -----------------
                                                -----------------   -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $             405   $             683
  Accrued liabilities                                       1,645               1,572
  Current portion of long-term debt                         2,000               1,500
  Current portion of capital lease obligation                   -                 680
  Deferred revenue                                          1,901               2,000
                                                -----------------   -----------------
Total current liabilities                                   5,951               6,435
Long-term debt                                              4,000               4,500
Capital lease obligation                                        -                 552
Deferred revenue                                                -               4,009
Other liabilities                                             556                 591
                                                -----------------   -----------------
Total liabilities                                          10,507              16,087
Commitments
Stockholders' equity:
  Common stock                                            103,713              84,037
  Warrants to purchase Common Stock                         1,225               1,225
  Notes receivable issued for stock                          (108)               (108)
  Deferred compensation                                    (1,446)             (1,649)
  Unrealized (loss) gain on investments                       (23)                  3
  Accumulated deficit                                     (57,006)            (56,951)
                                                -----------------   -----------------
Total stockholders' equity                                 46,355              26,557
                                                -----------------   -----------------
                                                $          56,862   $          42,644
                                                -----------------   -----------------
                                                -----------------   -----------------



                                    See accompanying notes

                                CV THERAPEUTICS, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                       (In thousands, except per share amounts)
                                     (unaudited)

                                                     Three Months Ended March 31,
                                                        1998                1997
                                                    -------------       -------------
Revenues:
  Collaborative research                            $       4,183       $         820
Operating expenses:
  Research and development                                  3,336               1,790
  General and administrative                                1,008               1,021
                                                    -------------       -------------
Total operating expenses                                    4,344               2,811
Loss from operations                                         (161)             (1,991)
Interest and other income (expense), net                      106                 106
                                                    -------------       -------------
Net loss                                            $         (55)      $      (1,885)
                                                    -------------       -------------
                                                    -------------       -------------
Basic and diluted net loss per share                $       (0.01)      $       (0.30)
                                                    -------------       -------------
                                                    -------------       -------------
Shares used in computing basic and diluted
  net loss per share                                       10,221               6,346
                                                    -------------       -------------
                                                    -------------       -------------



                                  See accompanying notes

                                CV THERAPEUTICS, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (In thousands)
                                     (unaudited)

                                                       Three Months Ended March 31,
                                                          1998                1997
                                                       ----------          ----------
Cash flows from operating activities:
Net loss                                               $      (55)         $   (1,885)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Amortization of deferred compensation                    163                 145
     Depreciation and amortization                            257                 269
      Change in assets and liabilities:
         Other current assets                                (128)               (112)
         Intangible and other assets                          347                   -
         Accounts payable                                    (278)               (234)
         Accrued and other liabilities                         38                (193)
         Deferred revenue                                  (4,108)              7,000
                                                       ----------          ----------
Net cash provided by (used in) operating activities        (3,764)              4,990
Cash flows from investing activities:
Purchases of investments                                  (13,860)            (17,104)
Maturities of investments                                   6,000               1,993
Capital expenditures                                         (107)                (31)
                                                       ----------          ----------
Net cash used in investing activities                      (7,967)            (15,142)
Cash flows from financing activities:
Payments on capital lease obligations                      (1,232)               (304)
Borrowings under long-term debt                                 -               3,000
Repayments of long-term debt                                    -                 (15)
Proceeds from issuance of common stock                     19,717               5,181
                                                       ----------          ----------
Net cash provided by financing activities                  18,485               7,862
                                                       ----------          ----------
Net increase (decrease) in cash and cash equivalents        6,754              (2,290)
Cash and cash equivalents at beginning of period            6,286              19,575
                                                       ----------          ----------
Cash and cash equivalents at end of period             $   13,040          $   17,285
                                                       ----------          ----------
                                                       ----------          ----------

                            See accompanying notes
                                                                               5

                                CV THERAPEUTICS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1998
                                     (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

   The accompanying condensed consolidated financial statements of CV Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles, are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at and results of operations for the interim periods presented. The results of operations for the three-month periods ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1998. The financial information included herein should be read in conjunction with the Company's Annual Report on Form 10-K for 1997 which includes the audited consolidated financial statements and the notes thereto for the year ended December 31, 1997.

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

NET LOSS PER SHARE

   Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive.

2.   NEW ACCOUNTING STANDARDS

   As of January 1, 1998, the Company adopted Statement 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

   The components of comprehensive loss for the three months ended March 31, 1998 and 1997 are as follows:

                                           1998               1997
                                        ----------         ----------
(in thousands)
Net loss                                $      (55)        $   (1,885)
Unrealized losses on securities                (26)                 -
                                        ----------         ----------
Comprehensive loss                             (81)            (1,885)
                                        ----------         ----------


   Accumulated unrealized losses at March 31, 1998 were approximately $23,000 while accumulated gains at December 31, 1997 were approximately $3,000.

                               CV THERAPEUTICS, INC.


                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 1998
                                    (UNAUDITED)

3.   DEFERRED REVENUE

     In February 1998, the Company terminated the research component of its collaboration with Biogen, Inc. and, as a result, $4.0 million of deferred revenue was recognized during the first quarter of 1998.

4.   FOLLOW-ON PUBLIC OFFERING

     On January 4, 1998 the Company filed a registration statement with the Securities and Exchange Commission for a follow-on public offering. The follow-on public offering closed on January 27, 1998, and the total number of shares sold, including the exercise of the underwriters' option to purchase additional shares, was 2,575,000 at a price of $8.25 per share with net proceeds to the Company of approximately $19,624,000.

                               CV THERAPEUTICS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER PARTS OF THIS QUARTERLY REPORT ON FORM 10-Q CONTAIN FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE LISTED BELOW AND THOSE LISTED IN "RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997.

OVERVIEW

   CV Therapeutics, Inc. ("CVT" or the "Company") is an early stage biopharmaceutical company focused on the application of molecular cardiology to the discovery, development and commercialization of novel small molecule drugs for the treatment of cardiovascular disease. Since its inception in December 1990, substantially all of the Company's resources have been dedicated to research and development. To date, CVT has not generated any product revenue and does not expect to generate any such revenues for at least several years.
As of March 31, 1998, the Company had an accumulated deficit of approximately $57.0 million. The Company expects its sources of revenue, if any, for the next several years to consist of payments under corporate partnerships and interest income. The process of developing the Company's products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for the foreseeable future. The Company will not receive product revenue unless it or its collaborative partners complete clinical trials and successfully commercialize one or more of its products.

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

RESULTS OF OPERATIONS

  REVENUES. The Company recognized collaborative research revenues of $4.2 million for the quarter ended March 31, 1998, compared to $820,000 for the quarter ended March 31, 1997. Collaborative research revenue for both the quarter ended March 31, 1998 and 1997 was earned in connection with the Company's collaboration with Biogen, Inc. ("Biogen") for the development and commercialization of CVT-124. The increase in collaborative research revenue in the quarter ended March 31, 1998, over the same period in 1997, was the result of $4.0 million of deferred revenue being recognized in conjunction with the Company's completion of the research component of its collaboration with Biogen.

  RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses increased to $3.3 million for the quarter ended March 31, 1998, compared to $1.8 million for the quarter ended March 31, 1997. The increase for the quarter ended March 31, 1998, over the quarter ended March 31, 1997 was primarily due to increased outside service expenses associated with ranolazine clinical trials. The Company expects research and development expenses to increase significantly over the next several years as the Company expands research and product development efforts. In particular, expenses will likely increase due to further clinical trial expenses for ranolazine.

  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $1.0 million for the quarter ended March 31, 1998 were consistent with those of the quarter ended March 31, 1997. General and administrative personnel expenses associated with average personnel headcount increased in the quarter ended March 31, 1998, but were offset by a decrease in outside service expenses when compared to the same quarter in 1997. The Company expects general and administrative expenses to increase in the future due to increases in the Company's development activities.

  INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net of $106,000 for the quarter ended March 31,1998, was consistent with that of the quarter ended March 31, 1997. Interest income increased due to higher average investment balances, but was offset by an increase in interest and other expenses, mainly associated with the early retirement of the Company's capital lease obligation, in the quarter ended March 31, 1998, when compared to the same quarter in 1997. The Company expects that interest income (expense), net will fluctuate with average investment balances.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations since inception primarily through private placements of preferred and common stock, public offerings of common stock, equipment and leasehold improvement financing, other debt financing and payments received under corporate collaborations. In January 1998, the Company completed a follow-on public offering of 2,575,000 shares of the Company's common stock and raised net proceeds of approximately $19.6 million.

  Cash, cash equivalents and short- and long-term investments at March 31, 1998 totaled $52.6 million compared to $38.1 million at December 31, 1997. The increase in the first quarter of 1998 was due to the receipt of approximately $19.6 million in net proceeds from the follow-on public offering that was completed in January 1998. This increase was partially offset by a $1.4 million payment in March 1997, for the early retirement of the Company's capital lease obligation.

  Net cash used in operating activities for the three-months ended March 31, 1998 was $3.8 million, compared to $5.0 million provided by operating activities for the three-months ended March 31, 1997. The increase in cash used in operating activities in the first quarter of 1998 over the first quarter of 1997 was primarily the result of the $7.0 million upfront payment of deferred revenue received in the first quarter of 1997 under the collaboration with Biogen, Inc. The remaining increase of $1.8 million was primarily due to increased research and development efforts.

  From inception through March 31, 1998, the Company had invested approximately $6.2 million in property and equipment, of which approximately $4.3 million was financed through equipment and leasehold financings at various times.

  The Company will likely require substantial additional funding in order to complete its research and development activities and commercialize any potential products. The Company currently estimates that its existing resources and projected interest income will enable the Company to maintain its current and planned operations through the fourth quarter of 1999. However, there can be no assurance that the Company will not require additional funding prior to such time.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

   The Company's business, financial condition and results of operations are subject to various risks, including those described below and elsewhere in this Quarterly Report on Form 10-Q.

  The Company is an early stage company and must be evaluated in light of the uncertainties and complications present in an early stage biopharmaceutical company. All of the Company products are at an early stage of development, and the Company has not generated any product revenue. In addition, the Company has only two products in clinical development, ranolazine and CVT-124. There can be no assurance that clinical trials conducted by the Company will demonstrate sufficient safety and efficacy to obtain the requisite approvals or that marketable products will result. In addition, the rate of completion of clinical trials may be delayed by many factors. The Company's product candidates will require significant additional development, preclinical studies, clinical trials and regulatory approval prior to commercialization. These activities may take several years and require the expenditure of substantial resources. In addition, these activities, together with the Company's general and administrative expense, are expected to result in operation losses for the foreseeable future.

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

  The Company's business is affected by other factors, including: uncertainty of market acceptance, intense competition and rapid technological change, uncertainty of patent position and proprietary rights, dependence on key personnel and the need to attract and retain key employees and consultants, limited manufacturing, marketing and sales experience, significant government regulation, uncertainty of product pricing and reimbursement, product liability exposure and the availability of insurance.

                               CV THERAPEUTICS, INC.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   On November 19, 1996, the Securities and Exchange Commission declared the Company's Registration Statement (file number 2-12675) effective. The Company received net proceeds of $11,970,000 from this initial public offering. As of March 31, 1998, the Company has used approximately $5,072,000 of the net proceeds from its initial public offering for operating activities. The Company has used the remainder of the net proceeds from its initial public offering for temporary investments, including money market and short- and long-term funds. Such payments were direct or indirect. On January 4, 1998 the Company filed a registration statement with the Securities and Exchange Commission for a follow-on public offering. The follow-on public offering closed on January 27, 1998 and the total number of shares sold, including the exercise of the underwriters' option to purchase additional shares, was 2,575,000 at a price of $8.25 per share with net proceeds to the Company of approximately $19,624,000. As of March 31, 1998, the Company has used all of the net proceeds from the follow-on public offering for temporary investments, including money market and short- and long-term funds. Such payments were direct or indirect.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-K


             Exhibit Number       Description
             --------------       ------------

             27.1                 Financial Data Schedule


-------------------

     (b)  Reports on Form 8-K
          None.

                                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CV THERAPEUTICS, INC.


Date:     May 13, 1998



                                   /s/ Louis G. Lange, M.D., Ph.D.
                                   --------------------------------
                                   Louis G. Lange, M.D., Ph.D.
                                   Chairman of the Board & Chief
                                   Executive Officer
                                   (Principal Executive Officer)



                                   /s/ Daniel K. Spiegelman
                                   --------------------------------
                                   Daniel K. Spiegelman
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                               CV THERAPEUTICS, INC.


                                   EXHIBIT INDEX


                                                                   Sequentially
 Exhibit                                                           Numbered
 Number                            Description                     Page
--------------------------------------------------------------------------------

 27.1                        Financial Data Schedule

