Form 10-Q
period 1998-06-30
CV THERAPEUTICS INC
filed 1998-08-07
CIK 921506

________________________________________________________________________________


________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                  FORM 10-Q

(Mark One)

     ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 1998.

     (    )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________.

                       Commission File Number: 0-21643

________________________________________________________________________________

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


________________________________________________________________________________

Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES    X            NO

As of August 3, 1998, there were 11,106,136 shares of the issuer's Common Stock, $0.001 par value, outstanding.



________________________________________________________________________________


________________________________________________________________________________

                            CV THERAPEUTICS, INC.

                                    INDEX


PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)


     Consolidated Balance Sheets as of June 30, 1998 and December
     31, 1997                                                              3

     Consolidated Statements of Operations for the three months
     and the six months ended June 30, 1998 and 1997                       4

     Consolidated Statements of Cash Flows for the six months
     ended June 30, 1998 and 1997                                          5

     Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                  8


PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                         11

Item 4. Submission of Matters to a Vote of Security Holders               11

Item 5. Other Information                                                 11

Item 6. Exhibits and Reports on Form 8-K                                  12


SIGNATURES                                                                13

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                    CV THERAPEUTICS, INC.

                                 Consolidated Balance Sheets

                                        (In thousands)

                                                            June 30, 1998    December 31, 1997
                                                            -------------     -------------
                                                             (unaudited)         (Note 1)
Assets
Current assets:
  Cash and cash equivalents                                 $     11,667      $      6,286
  Short-term investments                                           5,205            11,862
  Other current assets                                             1,353             1,249
                                                            -------------     -------------
Total current assets                                              18,225            19,397
Long-term investments                                             32,672            19,942
Notes receivable from related parties                                413               413
Property and equipment, net                                        2,125             2,277
Intangible and other assets                                          237               615
                                                            -------------     -------------

                                                            $     53,672      $     42,644
                                                            =============     =============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                          $        792      $        683
  Accrued liabilities                                              3,009             1,572
  Current portion of long-term debt                                2,000             1,500
  Current portion of capital lease obligation                          -               680
  Deferred revenue                                                 1,000             2,000
                                                            -------------     -------------
Total current liabilities                                          6,801             6,435
Long-term debt                                                     3,500             4,500
Capital lease obligation                                               -               552
Deferred revenue                                                       -             4,009
Other liabilities                                                    513               591
                                                            -------------     -------------
Total liabilities                                                 10,814            16,087
Commitments
Stockholders' equity:
  Common stock                                                   104,044            84,037
  Warrants to purchase Common Stock                                1,225             1,225
  Notes receivable issued for stock                                 (108)             (108)
  Deferred compensation                                           (1,434)           (1,649)
  Unrealized (loss) gain on investments                              (17)                3
  Accumulated deficit                                            (60,852)          (56,951)
                                                            -------------     -------------
Total stockholders' equity                                        42,858            26,557
                                                            -------------     -------------

                                                            $     53,672      $     42,644
                                                            =============     =============

                                   See accompanying notes

                                           CV THERAPEUTICS, INC.

                                   Consolidated Statements of Operations

                                 (In thousands, except per share amounts)
                                                (unaudited)

                                                   Three Months Ended June 30,    Six Months Ended June 30,
                                                      1998          1997             1998          1997
                                                   ---------     ---------        ---------     ---------
Revenues:
  Collaborative research                           $    299      $    811         $  4,482      $  1,631
Operating expenses:
  Research and development                            3,589         3,120            6,925         4,910
  General and administrative                          1,109         1,195            2,117         2,216
                                                   ---------     ---------        ---------     ---------
Total operating expenses                              4,698         4,315            9,042         7,126
                                                   ---------     ---------        ---------     ---------
Loss from operations                                 (4,399)       (3,504)          (4,560)       (5,495)
Interest and other income, net                          553           264              659           370
                                                   ---------     ---------        ---------     ---------
Net loss                                           $ (3,846)     $ (3,240)        $ (3,901)     $ (5,125)
                                                   =========     =========        =========     =========
Basic and diluted net loss per share               $  (0.35)     $  (0.47)        $  (0.37)     $  (0.77)
                                                   =========     =========        =========     =========
Shares used in computing basic and diluted
  net loss per share                                 11,073         6,909           10,647         6,628
                                                   =========     =========        =========     =========

                                          See accompanying notes

                                   CV THERAPEUTICS, INC.

                           Consolidated Statements of Cash Flows

                                      (In thousands)
                                        (unaudited)

                                                            Six Months Ended June 30,
                                                                 1998              1997
                                                            -------------     -------------
Cash flows from operating activities:
Net loss                                                    $     (3,901)     $     (5,125)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Amortization of deferred compensation                           371               290
     Depreciation and amortization                                   545               543
      Change in assets and liabilities:
         Other current assets                                       (104)             (515)
         Intangible and other assets                                 378                27
         Accounts payable                                            109               (92)
         Accrued and other liabilities                             1,359               695
         Deferred revenue                                         (5,009)            6,500
                                                            -------------     -------------
Net cash provided by (used in) operating activities               (6,252)            2,323
Cash flows from investing activities:
Purchases of investments                                         (19,078)          (21,603)
Maturities of investments                                         12,815             6,455
Capital expenditures                                                (224)              (51)
Notes receivable from officers and employees                           -                75
                                                            -------------     -------------
Net cash used in investing activities                             (6,487)          (15,124)
Cash flows from financing activities:
Payments on capital lease obligations                             (1,232)             (466)
Borrowings under long-term debt                                        -             3,000
Repayments of long-term debt                                        (500)              (15)
Proceeds from issuance of common stock                            19,852             5,447
                                                            -------------     -------------
Net cash provided by financing activities                         18,120             7,966
                                                            -------------     -------------
Net increase (decrease) in cash and cash equivalents               5,381            (4,835)
Cash and cash equivalents at beginning of period                   6,286            19,575
                                                            -------------     -------------
Cash and cash equivalents at end of period                  $     11,667      $     14,740
                                                            =============     =============

                                  See accompanying notes

                            CV THERAPEUTICS, INC.
                              __________________

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                 (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   The accompanying condensed consolidated financial statements of CV Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles, are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at and results of operations for the interim periods presented. The results of operations for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1998. The financial information included herein should be read in conjunction with the Company's Annual Report on Form 10-K for 1997 which includes the audited consolidated financial statements and the notes thereto for the year ended December 31, 1997.

Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CV Therapeutics International, which was incorporated in December 1993 in the Cayman Islands. All significant intercompany balances have been eliminated.

Revenue Recognition

   Revenue under the Company's collaborative research arrangement is recognized based on the performance requirements of the contract. Payments received, which are still subject to future performance requirements, are recorded as deferred revenue until earned (see note 4).

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

   The components of comprehensive loss for the six months ended June 30, 1998 and 1997 are as follows:

                                                                 1998              1997
                                                            -------------     -------------
(in thousands)
Net loss                                                    $     (3,901)     $     (5,125)
Unrealized losses on securities                                      (20)                -
                                                            -------------     -------------
Comprehensive loss                                                (3,921)           (5,125)
                                                            =============     =============

   Accumulated unrealized losses at June 30, 1998 were approximately $17,000 while accumulated gains at December 31, 1997 were approximately $3,000.

                            CV THERAPEUTICS, INC.
                              __________________

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                 (UNAUDITED)

3. LICENSE AND COLLABORATION AGREEMENTS

   On June 12, 1998, the Company amended its collaboration and loan agreements with Biogen, Inc. to accelerate the release of a $4.5 million loan. Under the terms of the revised agreement, the Company will be entitled to draw down the $4.5 million loan subsequent to the Company's delivery of a final study report. As of June 30, 1998, the Company had not yet delivered the final study report. In addition, certain other unexpended funds previously provided by Biogen, Inc. for research and development, and recorded as deferred revenue, will be refunded since Biogen, Inc. will now be undertaking the remaining research and development activities. The unexpended funds have been reclassified from deferred revenue to accrued liabilities.

4. DEFERRED REVENUE

   In February 1998, the Company terminated the research component of its collaboration with Biogen, Inc. and, as a result, $4.0 million of deferred revenue was recognized during the first quarter of 1998.

5. INTEREST AND OTHER INCOME, NET

   In March 1998, the Company retired its capital lease obligation. The early retirement payment included approximately $303,000 in excess of the recorded liability and required the acceleration of approximately $68,000 for the amortization of debt issuance costs which would have otherwise been recognized over the next eighteen months. Each of these items reduced interest and other income, net.

6. FOLLOW-ON PUBLIC OFFERING

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

OVERVIEW

   CV Therapeutics, Inc. ("CVT" or the "Company") is an early stage biopharmaceutical company focused on the application of molecular cardiology to the discovery, development and commercialization of novel small molecule drugs for the treatment of cardiovascular disease. Since its inception in December 1990, substantially all of the Company's resources have been dedicated to research and development. To date, CVT has not generated any product revenue and does not expect to generate any such revenues for at least several years. As of June 30, 1998, the Company had an accumulated deficit of approximately $60.9 million. The Company expects its sources of revenue, if any, for the next several years to consist of payments under corporate partnerships and interest income. The process of developing the Company's products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for the foreseeable future. The Company will not receive product revenue unless it or its collaborative partners complete clinical trials and successfully commercialize one or more of its products.

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

RESULTS OF OPERATIONS

   Revenues. The Company recognized collaborative research revenues of $299,000 for the quarter ended June 30, 1998, compared to $811,000 for the quarter ended June 30, 1997. Collaborative research for the six-month period ended June 30, 1998 was $4.5 million compared to $1.6 million for the six-month period ended June 30, 1997. Collaborative research revenue for the three- and the six-month periods ended June 30, 1998 and 1997 was earned primarily in connection with the Company's collaboration with Biogen, Inc. ("Biogen") for the development and commercialization of CVT-124. Collaborative research revenue for the three-month period ended June 30, 1998 also included revenue generated by shipment of ranolazine for pre-clinical trial testing purposes to Kissei Pharmaceutical Co., Ltd. of Matsumoto-City, Japan. The decrease in collaborative research revenue for the quarter ended June 30, 1998, from the same period in 1997, was the result of the Company's completion of the research component of its collaboration with Biogen during the first quarter of 1998. The increase in collaborative research revenue for the six-month period ended June 30, 1998, over the same period in 1997, was the result of $4.0 million of deferred revenue being recognized in conjunction with the Company's completion of the research component of its collaboration with Biogen.

                            CV THERAPEUTICS, INC.

   Research and Development Expenses. The Company's research and development expenses increased to $3.6 million for the quarter ended June 30, 1998, compared to $3.1 million for the quarter ended June 30, 1997. Research and development expenses increased to $6.9 million for the six-month period ended June 30, 1998, compared to $4.9 million for the six-month period ended June 30, 1997. The increases for both the three- and six-month periods ended June 30, 1998, over the same periods in 1997 were primarily due to increased outside service expenses associated with ranolazine clinical trials. The Company expects research and development expenses to increase significantly over the next several years as the Company expands research and product development efforts. In particular, expenses will likely increase due to further clinical trial expenses for ranolazine and activities associated with CVT-510, the Company's preclinical product candidate.

   General and Administrative Expenses. General and administrative expenses decreased to $1.1 million for the quarter ended June 30, 1998 compared to $1.2 million for the quarter ended June 30, 1997. General and administrative expenses decreased to $2.1 million for the six-month period ended June 30, 1998, compared to $2.2 million for the six-month period ended June 30, 1997. General and administrative expenses associated with average personnel headcount increased in both the three- and six-month periods ended June 30, 1998, but were offset by a decrease in outside service expenses when compared to the same periods in 1997. The Company expects general and administrative expenses to increase in the future due to increases in the Company's development activities.

   Interest and Other Income, Net. Interest and other income, net increased to $553,000 for the quarter ended June 30,1998 compared to $264,000 for the quarter ended June 30, 1997. Interest and other income, net increased to $659,000 for the six-month period ended June 30, 1998 compared to $370,000 for the six-month period ended June 30, 1997. Interest income increased, as compared to the same periods in 1997, due to higher average investment balances, but was offset by an increase in interest and other expenses, mainly associated with the early retirement of the Company's capital lease obligation in March 1998. The Company expects that interest and other income, net will fluctuate with average investment balances.

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

   Cash, cash equivalents and short- and long-term investments at June 30, 1998 totaled $49.5 million compared to $38.1 million at December 31, 1997. The increase in the first six months of 1998 was due to the receipt of approximately $19.6 million in net proceeds from the follow-on public offering that was completed in January 1998. This increase was partially offset by a $1.4 million payment in March 1998, for the early retirement of the Company's capital lease obligation.

   Net cash used in operating activities for the six-months ended June 30, 1998 was $6.3 million, compared to $2.3 million provided by operating activities for the six-months ended June 30, 1997. The $8.6 million cash differential was primarily the result of the $7.0 million up-front payment of deferred revenue received in the first half of 1997 under the collaboration with Biogen, Inc. In addition, the remaining increase of $1.6 million in 1998 was primarily due to increased research and development efforts.

   As of June 30, 1998, the Company had invested approximately $6.4 million in property and equipment, of which approximately $4.3 million was financed through equipment and leasehold financings at various times.

                            CV THERAPEUTICS, INC.

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

                            CV THERAPEUTICS, INC.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

   On November 19, 1996, the Securities and Exchange Commission declared the Company's Registration Statement (file number 2-12675) effective. The Company received net proceeds of $11,970,000 from this initial public offering. As of June 30, 1998, the Company has used approximately $7,478,000 of the net proceeds from its initial public offering for operating activities, approximately $1,683,000 for repayment of debt and approximately $224,000 for capital expenditures. The Company has used the remainder of the net proceeds from its initial public offering for temporary investments, including money market and short- and long-term funds. Such payments were direct or indirect. On January 4, 1998 the Company filed a registration statement with the Securities and Exchange Commission for a follow-on public offering. The follow-on public offering closed on January 27, 1998 and the Company received net proceeds of approximately $19,624,000. As of June 30, 1998, the Company has used all of the net proceeds from the follow-on public offering for temporary investments, including money market and short- and long-term funds. Such payments were direct or indirect.

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The Annual Meeting of Stockholders of CV Therapeutics, Inc. was held on June 9, 1998.

      (b) Thomas L. Gutshall and Costa G. Sevastopoulos, Ph.D. were elected to the Board of Directors. The terms of Louis G. Lange, M.D., Ph.D., David P. Holveck, Barbara J. McNeil, M.D., Ph.D.,
             J. Leighton Read, M.D., and Issac Stein continued after the Annual Meeting.

      (c) The matters voted upon at the meeting and the voting of stockholders with respect thereto was as follows:

Election of Directors:

      Nominee                                   For               Withheld

Thomas L. Gutshall                         6,922,985             18,734
Costa G. Sevastopoulos, Ph.D.              6,936,769              4,950

Proposal to increase the aggregate number of shares of Common Stock authorized for issuance under the 1994 Equity Incentive Plan, as amended, by One Million (1,000,000) shares:

                        For                   Against              Abstain

                    5,053,246                648,775             15,439

Proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 1998:

                        For                   Against              Abstain

                    6,932,581                  8,801                337

Item 5. Other Information

Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company between March 11, 1999 and April 10, 1999 (unless such matters are to be included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

                            CV THERAPEUTICS, INC.

Item 6.  Exhibits and Reports on Form 8-K

      (a)    Exhibits required by Item 601 of Regulation S-K

         Exhibit Number                          Description

             10.54 Amendment to Research Collaboration and License Agreement (U.S.), dated June 12, 1998, between Biogen, Inc. and CV Therapeutics, Inc.

             10.55 Amendment No. 1 to Loan Agreement, dated as of June 12, 1998, between Biotech Manufacturing Ltd. and CV Therapeutics, Inc.

             10.56* Letter agreement regarding termination of research program of the Research Collaboration and License Agreement, dated June 12, 1998, between Biogen, Inc. and CV Therapeutics, Inc.

             27.1         Financial Data Schedule
             _____________
             * Confidential treatment is being sought for portions of this exhibit. Brackets indicate portions of the text that have been omitted. A separate filing of such omitted text has been made with the Commission as part of the Company's application for confidential treatment.


      (b)    Reports on Form 8-K
             None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                            CV THERAPEUTICS, INC.



Date: August 7, 1998






                                    /s/ Louis G. Lange, M.D., Ph.D.
                                    Louis G. Lange, M.D., Ph.D.
                                    Chairman of the Board & Chief
                                    Executive Officer
                                    (Principal Executive Officer)



                                    /s/ Daniel K. Spiegelman
                                    Daniel K. Spiegelman
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                            CV THERAPEUTICS, INC.


                                EXHIBIT INDEX



                                                                    Sequentially
 Exhibit                                                                Numbered
 Number                              Description                            Page


________________________________________________________________________________

 10.54          Amendment to Research Collaboration and License
                Agreement (U.S.), dated June 12, 1998, between
                Biogen, Inc. and CV Therapeutics, Inc.

 10.55          Amendment No. 1 to Loan Agreement, dated as of
                June 12, 1998, between Biotech Manufacturing Ltd.
                and CV Therapeutics, Inc.

 10.56* Letter agreement regarding termination of research program of the Research Collaboration and License
                Agreement, dated June 12, 1998, between Biogen, Inc. and CV Therapeutics, Inc.

 27.1           Financial Data Schedule
 _____________
* Confidential treatment is being sought for portions of this exhibit. Brackets indicate portions of the text that have been omitted. A separate filing of such omitted text has been made with the Commission as part of the Company's application for confidential treatment.