Form 10-Q
period 1998-09-30
CV THERAPEUTICS INC
filed 1998-11-09
CIK 921506

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

     For the quarterly period ended SEPTEMBER 30, 1998.

     (    )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________.

                       Commission File Number: 0-21643

________________________________________________________________________________

                            CV THERAPEUTICS, INC.
            (Exact name of registrant as specified in its charter)


             DELAWARE                            43-1570294
        (State of Incorporation)(I.R.S. Employer Identification No.)

                   3172 PORTER DRIVE, PALO ALTO, CA  94304
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

                        YES    X            NO

As of October 31, 1998, there were 11,191,962 shares of the issuer's Common Stock, $0.001 par value, outstanding.



________________________________________________________________________________


________________________________________________________________________________

                            CV THERAPEUTICS, INC.

                                    INDEX


PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)

     Consolidated Balance Sheets as of September 30, 1998 and December
     31, 1997                                                              3

     Consolidated Statements of Operations for the three months
     and the nine months ended September 30, 1998 and 1997                 4

     Consolidated Statements of Cash Flows for the nine months
     ended September 30, 1998 and 1997                                     5

     Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                  8


PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                         12

Item 6. Exhibits and Reports on Form 8-K                                  12


SIGNATURES                                                                13


PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                    CV THERAPEUTICS, INC.

                                 Consolidated Balance Sheets

                                        (In thousands)

                                                          September 30, 1998  December 31, 1997
                                                            -------------       -------------
                                                             (unaudited)           (Note 1)
Assets
Current assets:
  Cash and cash equivalents                                 $     11,002        $      6,286
  Short-term investments                                           4,908              11,862
  Other current assets                                             1,316               1,249
                                                            -------------       -------------
Total current assets                                              17,226              19,397
Long-term investments                                             29,653              19,942
Notes receivable from related parties                                413                 413
Property and equipment, net                                        2,580               2,277
Intangible and other assets                                          207                 615
                                                            -------------       -------------

                                                            $     50,079        $     42,644
                                                            =============       =============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                          $        807        $        683
  Accrued liabilities                                              3,027               1,572
  Current portion of long-term debt                                2,000               1,500
  Current portion of capital lease obligation                         78                 680
  Deferred revenue                                                 1,000               2,000
                                                            -------------       -------------
Total current liabilities                                          6,912               6,435
Long-term debt                                                     3,000               4,500
Capital lease obligation                                             358                 552
Deferred revenue                                                       -               4,009
Other liabilities                                                    470                 591
                                                            -------------       -------------
Total liabilities                                                 10,740              16,087
Commitments
Stockholders' equity:
  Common stock                                                   104,128              84,037
  Warrants to purchase common stock                                1,225               1,225
  Notes receivable issued for stock                                 (108)               (108)
  Deferred compensation                                           (1,233)             (1,649)
  Unrealized (loss) gain on investments                               54                   3
  Accumulated deficit                                            (64,727)            (56,951)
                                                            -------------       -------------
Total stockholders' equity                                        39,339              26,557
                                                            -------------       -------------

                                                            $     50,079        $     42,644
                                                            =============       =============

                                   See accompanying notes


                                           CV THERAPEUTICS, INC.

                                   Consolidated Statements of Operations

                                 (In thousands, except per share amounts)
                                                (unaudited)

                                                Three Months Ended September 30,  Nine Months Ended September 30,
                                                      1998          1997                1998          1997
                                                   ---------     ---------           ---------     ---------
Revenues:
  Collaborative research                           $     37      $    605            $  4,519      $  2,236
Operating expenses:
  Research and development                            3,422         2,082              10,347         6,992
  General and administrative                          1,004         1,329               3,121         3,545
                                                   ---------     ---------           ---------     ---------
Total operating expenses                              4,426         3,411              13,468        10,537
                                                   ---------     ---------           ---------     ---------
Loss from operations                                 (4,389)       (2,806)             (8,949)       (8,301)
Interest and other income, net                          515           133               1,173           503
                                                   ---------     ---------           ---------     ---------
Net loss                                           $ (3,874)     $ (2,673)           $ (7,776)     $ (7,798)
                                                   =========     =========           =========     =========
Basic and diluted net loss per share               $  (0.35)     $  (0.38)           $  (0.72)     $  (1.15)
                                                   =========     =========           =========     =========
Shares used in computing basic and diluted
  net loss per share                                 11,128         7,010              10,807         6,755
                                                   =========     =========           =========     =========

                                          See accompanying notes


                                   CV THERAPEUTICS, INC.

                           Consolidated Statements of Cash Flows

                                      (In thousands)
                                        (unaudited)

                                                            Nine Months Ended September 30,
                                                                 1998              1997
                                                            -------------     -------------
Cash flows from operating activities:
Net loss                                                    $     (7,776)     $     (7,798)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Amortization of deferred compensation                           565               563
     Depreciation and amortization                                   843               821
     Issuance of capital stock and warrants for payment of             -               544
        license fees
      Change in assets and liabilities:
         Other current assets                                        (67)             (399)
         Intangible and other assets                                 408               107
         Accounts payable                                            124               257
         Accrued and other liabilities                             1,334              (598)
         Deferred revenue                                         (5,009)            6,000
                                                            -------------     -------------
Net cash provided by (used in) operating activities               (9,578)             (503)
Cash flows from investing activities:
Purchases of investments                                         (19,777)          (28,990)
Maturities of investments                                         16,815            11,546
Capital expenditures                                                (891)              (98)
Notes receivable from officers and employees                           -               138
                                                            -------------     -------------
Net cash used in investing activities                             (3,853)          (17,404)
Cash flows from financing activities:
Borrowings on capital lease obligations                              443                 -
Payments on capital lease obligations                             (1,238)             (627)
Borrowings under long-term debt                                        -             3,000
Repayments of long-term debt                                      (1,000)              (15)
Proceeds from issuance of common stock                            19,942             5,433
                                                            -------------     -------------
Net cash provided by financing activities                         18,147             7,791
                                                            -------------     -------------
Net increase (decrease) in cash and cash equivalents               4,716           (10,116)
Cash and cash equivalents at beginning of period                   6,286            19,575
                                                            -------------     -------------
Cash and cash equivalents at end of period                  $     11,002      $      9,459
                                                            =============     =============

                                  See accompanying notes


                            CV THERAPEUTICS, INC.
                              __________________

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                 (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   The accompanying condensed consolidated financial statements of CV Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles, are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at and results of operations for the interim periods presented. The results of operations for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1998. The financial information included herein should be read in conjunction with the Company's Annual Report on Form 10-K for 1997 which includes the audited consolidated financial statements and the notes thereto for the year ended December 31, 1997.

Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CV Therapeutics International, which was incorporated in December 1993 in the Cayman Islands. All significant intercompany balances have been eliminated.

Revenue Recognition

   Revenue under the Company's collaborative research arrangement is recognized based on the performance requirements of the contract. Payments received, which are still subject to future performance requirements, are recorded as deferred revenue until earned (see note 3).

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

   The components of comprehensive loss for the nine months ended September 30, 1998 and 1997 are as follows:


                                                                 1998              1997
                                                            -------------     -------------
(in thousands)
Net loss                                                    $     (7,776)     $     (7,798)
Unrealized gains on securities                                        51                18
                                                            -------------     -------------
Comprehensive loss                                                (7,725)           (7,780)
                                                            =============     =============


   Accumulated unrealized gains at September 30, 1998 were $54,000 compared to $3,000 at December 31, 1997.


                            CV THERAPEUTICS, INC.
                              __________________

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                 (UNAUDITED)

3. LICENSE AND COLLABORATION AGREEMENTS

   In February 1998, the Company completed the research component of its collaboration with Biogen, Inc. and, as a result, $4.0 million of deferred revenue was recognized during the first quarter of 1998.

   On June 12, 1998, the Company amended its collaboration and loan agreements with Biogen, Inc. to accelerate the release of a $4.5 million loan. Under the terms of the revised agreement, the Company will be entitled to draw down the $4.5 million loan subsequent to the Company's delivery of a final study report. As of September 30, 1998, the Company had not yet delivered the final study report. In addition, certain other unexpended funds previously provided by Biogen, Inc. for research and development, and recorded as deferred revenue, will be used to reimburse Biogen for future program related expenses since Biogen, Inc. will now be undertaking the remaining research and development activities. The unexpended funds have been reclassified from deferred revenue to accrued liabilities.

4. CAPITAL LEASE OBLIGATION

   On September 30, 1998, the Company entered into an equipment lease, with Mellon US Leasing, which bears an interest rate of 8.2% per annum and has a final maturity in September 2002. Total minimum lease payments will be $446,000.

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

OVERVIEW

   CV Therapeutics, Inc. ("CVT" or the "Company") is an early stage biopharmaceutical company focused on the application of molecular cardiology to the discovery, development and commercialization of novel small molecule drugs for the treatment of cardiovascular disease. Since its inception in December 1990, substantially all of the Company's resources have been dedicated to research and development. To date, CVT has not generated any product revenue and does not expect to generate any such revenues for at least several years. As of September 30, 1998, the Company had an accumulated deficit of $64.7 million. The Company expects its sources of revenue, if any, for the next several years to consist of payments under corporate partnerships and interest income. The process of developing the Company's products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for the foreseeable future. The Company will not receive product revenue unless it or its collaborative partners complete clinical trials and successfully commercialize one or more of its products.

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

RESULTS OF OPERATIONS

   Revenues. The Company recognized collaborative research revenues of $37,000 for the quarter ended September 30, 1998, compared to $605,000 for the quarter ended September 30, 1997. Collaborative research for the nine-month period ended September 30, 1998 was $4.5 million compared to $2.2 million for the nine-month period ended September 30, 1997. Collaborative research revenue for the three- and the nine-month periods ended September 30, 1998 and 1997 was earned primarily in connection with the Company's collaboration with Biogen, Inc. ("Biogen") for the development and commercialization of CVT-124. The decrease in collaborative research revenue for the quarter ended September 30, 1998, compared to the same period in 1997, was the result of the Company's completion of the research component of its collaboration with Biogen during the first quarter of 1998. The increase in collaborative research revenue for the nine-month period ended September 30, 1998, over the same period in 1997, was the result of $4.0 million of deferred revenue being recognized in conjunction with the Company's completion of the research component of its collaboration with Biogen.


                            CV THERAPEUTICS, INC.

   Research and Development Expenses. The Company's research and development expenses increased to $3.4 million for the quarter ended September 30, 1998, compared to $2.1 million for the quarter ended September 30, 1997. Research and development expenses increased to $10.3 million for the nine-month period ended September 30, 1998, compared to $7.0 million for the nine-month period ended September 30, 1997. The increases for both the three- and nine-month periods ended September 30, 1998, compared to the same periods in 1997, were primarily due to increased outside service expenses associated with ranolazine clinical trials. The Company expects research and development expenses to increase significantly over the next several years as the Company expands research and product development efforts. The Company has taken, and is continuing to take, extra measures to stimulate faster enrollment in its ongoing Phase III monotherapy clinical trial of ranolazine due to slower than originally projected enrollment. These measures resulted in an increase in enrollment in the third quarter of 1998, and are expected to result in further enrollment increases, and hence an increase in expenses. Two other Phase III clinical trials with ranolazine are expected to begin in 1999, which will likely result in a further increase in research and development expenses. Research and development expenses will also increase due to activities associated with CVT-510, which entered a Phase I clinical trial in September 1998.

   General and Administrative Expenses. General and administrative expenses decreased to $1.0 million for the quarter ended September 30, 1998 compared to $1.3 million for the quarter ended September 30, 1997. General and administrative expenses decreased to $3.1 million for the nine-month period ended September 30, 1998, compared to $3.5 million for the nine-month period ended September 30, 1997. The decreases for both the three- and nine-month periods ended September 30, 1998, compared to the same periods in 1997, were primarily due to a decrease in outside service expenses related to various non-recurring items incurred in 1997. The Company expects general and administrative expenses to increase in the future due to increases in the Company's development activities.

   Interest and Other Income, Net. Interest and other income, net increased to $515,000 for the quarter ended September 30,1998 compared to $133,000 for the quarter ended September 30, 1997. Interest and other income, net increased to $1.2 million for the nine-month period ended September 30, 1998 compared to $503,000 for the nine-month period ended September 30, 1997. Interest income increased during both the three- and nine-month periods ended September 30, 1998, compared to the same periods in 1997, due to higher average investment balances, but for the nine-month period ended September 30, 1998 was offset by an increase in interest and other expenses, mainly associated with the early retirement of a capital lease obligation in March 1998. The Company expects that interest and other income, net will fluctuate with average investment balances.

YEAR 2000

   Many computer systems, applications, information technologies and equipment containing computer related components (generally "computer systems and equipment") are unable to differentiate between the year 2000 and the year 1900 because they were programmed with two-digit, rather than four-digit, date fields. Accordingly, older computer systems that have time-sensitive applications may not properly recognize the year 2000 and beyond. This could cause system or equipment shut downs, failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations, including, among other things, inaccurate processing of financial information and/or temporary inabilities to process transactions, manufacture products, or engage in similar normal business activities.

   The Company has formed a committee to assess the impact of the problem on the Company's operations; the committee's assessment of the Year 2000 issue is not yet complete. The Company has tested its key computer systems and equipment (including financial, informational and operational systems) and determined that these systems are largely Year 2000 compliant. The Company expects to complete upgrades to its systems which are not Year 2000 compliant by the end of 1999. The Company believes that with these upgrades, the Year 2000 issue will not pose significant operational problems for its computer systems and equipment. However, if such upgrades are not made or are not completed in a timely fashion, the Year 2000 issue might have an adverse impact on the operations of the Company, the precise degree of which cannot be known at this time. The Company currently has no contingency plans to deal with major Year 2000 failures.


                            CV THERAPEUTICS, INC.

   In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, vendors, research partners and governmental entities. If significant numbers of these third parties experience failures in their computer systems or equipment due to Year 2000 non-compliance, it could affect the Company's ability to process transactions, manufacture products, or engage in similar normal business activities. While some of these risks are outside of the Company's control, the Company has instituted programs, including internal records review and use of external questionnaires, to identify key third parties, assess their level of Year 2000 compliance, update contracts and address any non-compliance issues.

   The total cost of the Year 2000 systems assessment and upgrades is funded through operating cash flows and the Company is expensing these costs. The Company has created a mechanism to trace certain of the costs related to the Year 2000 issue and budgeted funds to address the issues of assessment conversion. The financial impact of making the required systems changes cannot be known precisely at this time, but it is currently expected to be less than $100,000. The actual financial impact could, however, exceed this estimate. These costs are not expected to be material to the Company's financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations since inception primarily through private placements of preferred and common stock, public offerings of common stock, equipment and leasehold improvement financing, other debt financing and payments received under corporate collaborations. In January 1998, the Company completed a follow-on public offering of 2,575,000 shares of the Company's common stock and raised net proceeds of approximately $19.6 million. In September 1998, the Company arranged equipment financing in the amount of $443,000 resulting in the establishment of a new capital lease.

   Cash, cash equivalents and short- and long-term investments at September 30, 1998 totaled $45.6 million compared to $38.1 million at December 31, 1997. The increase in the first nine months of 1998 was due to the receipt of approximately $19.6 million in net proceeds from the follow-on public offering that was completed in January 1998. This increase was partially offset by a $1.4 million payment in March 1998, for the early retirement of a capital lease obligation.

   Net cash used in operating activities for the nine-months ended September 30, 1998 was $9.6 million, compared to $503,000 for the nine-months ended September 30, 1997. The $9.1 million cash differential was primarily the result of the $7.0 million up-front payment of deferred revenue received in the first half of 1997 under the collaboration with Biogen, Inc. The remaining increase of $2.1 million in 1998 was primarily due to increased research and development efforts.

   As of September 30, 1998, the Company had invested approximately $7.0 million in property and equipment, of which approximately $4.8 million was financed through equipment and leasehold financings at various times.

   The Company will likely require substantial additional funding in order to complete its research and development activities and commercialize any potential products. The Company currently estimates that its existing resources and projected interest income will enable the Company to maintain its current and planned operations through the first half of 2000, however, there can be no assurance that the Company will not require additional funding prior to such time.


                            CV THERAPEUTICS, INC.

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

   The Company is an early stage company and must be evaluated in light of the uncertainties and complications present in an early stage biopharmaceutical company. All of the Company's products are at an early stage of development, and the Company has not generated any product revenue.
 In addition, the Company has only three products in clinical development, ranolazine, CVT-124 and CVT-510, which entered a Phase I clinical trial in September 1998. There can be no assurance that clinical trials conducted by the Company will demonstrate sufficient safety and efficacy to obtain the requisite approvals or that marketable products will result. In addition, the rate of completion of clinical trials may be delayed by many factors. The Company's product candidates will require significant additional development, preclinical studies, clinical trials and regulatory approval prior to commercialization. These activities may take several years and require the expenditure of substantial resources. In addition, these activities, together with the Company's general and administrative expense, are expected to result in operation losses for the foreseeable future.

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


                            CV THERAPEUTICS, INC.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

   On November 19, 1996, the Securities and Exchange Commission declared the Company's Registration Statement (file number 2-12675) effective. The
Company received net proceeds of $11,970,000 from this initial public offering. The Company used $9,584,000 of the net proceeds from its initial public offering for operating activities, $1,738,000 for repayment of debt and $648,000 for capital expenditures. On January 4, 1998 the Company filed a registration statement with the Securities and Exchange Commission for a follow-on public offering. The follow-on public offering closed on January 27, 1998 and the Company received net proceeds of approximately $19,624,000.
 As of September 30, 1998, the Company has used all of the net proceeds from the follow-on public offering for temporary investments, including money market and short- and long-term funds. Such payments were direct or indirect.

Item 6.  Exhibits and Reports on Form 8-K

      (a)    Exhibits required by Item 601 of Regulation S-K

        Exhibit Number                           Description

             27.1                            Financial Data Schedule
             _____________

      (b)    Reports on Form 8-K
             None


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                            CV THERAPEUTICS, INC.



Date: November 9, 1998






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