Form 10-K
period 1998-12-31
CV THERAPEUTICS INC
filed 1999-03-22
CIK 921506

________________________________________________________________________________
________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                           ________________________
                                  FORM 10-K

      ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

      (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________
                        COMMISSION FILE NUMBER: 0-21643
                        _______________________________

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

      Registrant's telephone number, including area code: (650) 812-0585

       Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                               $.001 PAR VALUE

   Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. /   /

   The approximate aggregate market value of the Common Stock held by nonaffiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market was $66,784,852 as of March 9, 1999.

   The number of shares of Common Stock outstanding as of March 9, 1999 was 11,246,044.

                     DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits filed with the Registrant's Registration Statement on Form S-3 (Registration No. 333-54735), as amended, the Registrant's Proxy Statement in connection with the Registrant's 1999 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended, and certain exhibits filed with the Registrant's Registration Statement on Form S-8 (Registration No. 333-44717) are incorporated herein by reference into Part III and IV of this report.

________________________________________________________________________________
________________________________________________________________________________

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

   CV Therapeutics is a biopharmaceutical company focused on the application of molecular cardiology to the discovery, development and commercialization of novel, small molecule drugs for the treatment of cardiovascular diseases. Molecular cardiology was developed, in part, by our scientists and is based upon the application of molecular biology and genetics to cardiovascular diseases. This discipline has yielded new insights into the mechanisms underlying chronic cardiovascular diseases. It has also enhanced the search for innovative cardiovascular drugs by providing an increasing number of new molecular targets for drug discovery.

   Three of our drug candidates are in clinical trials:

      *      ranolazine for the potential treatment of angina
      *      CVT-510 for the potential treatment of atrial arrhythmias
      * Adentri TM (CVT-124) for the potential treatment of congestive heart failure (CHF)

    In October 1997, we initiated a Phase III clinical trial of ranolazine, a novel small molecule, for the potential treatment of angina. The trial is a placebo controlled, double-blind, cross-over trial of a sustained release ("SR") formulation of ranolazine in approximately 150 patients with chronic stable angina. As of February 1999, we are recruiting patients in this trial in the United States, Canada, Poland and the Czech Republic. Ranolazine was licensed from Syntex in March 1996. Its novel metabolic mechanism of action was discovered, in part, by cardiovascular researchers now at or associated with us.

    In Phase I and Phase II clinical trials conducted by Syntex, an immediate release ("IR") formulation of ranolazine was administered to over 1,200 patients. These clinical trials have indicated that ranolazine IR may improve exercise tolerance in angina patients without adversely affecting heart rate or decreasing blood pressure, a clinical profile absent from currently available drugs.

    In the United States, in 1998, approximately 7.2 million patients suffered from angina. Approximately one-third, or 2.4 million patients were either diagnosed with both angina and CHF or remain symptomatic despite maximal doses of currently available anti-anginal drugs.

    In September 1998, we initiated a Phase I clinical trial for CVT-510, a selective adenosine A1 receptor agonist. This Phase I clinical trial is an open label, single-dose, dose-escalation trial of intravenous CVT-510 in patients undergoing electrophysiologic study.

    Atrial arrhythmias, including atrial fibrilation, atrial flutter and atrial tachycardias, are involved in approximately 1.9 million primary and secondary hospital diagnoses in the U.S. CVT-510 may offer a new approach to rapid and sustained control of emergent atrial arrhythmias by reducing heart rate without affecting blood pressure. In 1998, the U.S. Patent and Trademark Office issued a composition of matter patent for our proprietary series of selective adenosine A1 receptor agonists, including CVT-510.

    Adentri, the third product in clinical trials, is the result of our research into improved therapies for CHF with a focus on adenosine. Adenosine is a naturally-occurring hormone that mediates key functions of major organs, including the heart and kidney. In March 1997 we entered into agreements granting Biogen an exclusive world-wide license to develop, manufacture and commercialize Adentri for all indications. In the second quarter of 1998, we completed a Phase II trial in CHF patients. Results indicated that Adentri:

      * may, compared to placebo, produce increases (p < 0.05) in urine and sodium excretion with evidence of only potentially minimal potassium excretion;
      * may produce no decrease in the filtration function of the kidneys, or GFR, in contrast to treatment with the diuretic, furosemide, which was associated with a reduction in GFR; and
      * may not have an effect on blood pressure, heart rate or EKG parameters.

    The trial evaluated 12 patients with moderately severe CHF in a randomized, double-blind, placebo-controlled trial of intravenous Adentri in comparison to an open-label dose of the commonly prescribed diuretic, furosemide. Biogen is currently conducting a placebo-controlled Phase II trial evaluating various doses of Adentri in comparison to and in combination with the diuretic, furosemide.

    As of January 1999, we have received from Biogen $20.5 in payments in connection with Adentri, including $4.5 million in a loan facility received in December 1998. We may receive additional milestone payments upon clinical progress and royalties from sales. In addition, for as long as Biogen retains its license for Adentri, Biogen is responsible for funding all development and commercialization expenses related to Adentri.

    Approximately 4.9 million people in the United States in 1998 suffer from CHF, with an estimated 400,000 new cases each year. Approximately 875,000 patients in 1995 were hospitalized in the United States with a primary diagnosis of CHF. CHF is the leading cause of hospital admissions among patients over 65.

    In addition to ranolazine, CVT-510 and Adentri, we have several product candidates that are currently in preclinical studies in the areas of:

      *      cell cycle inhibition
      *      cardiac metabolism
      *      cholesterol transport
      *      molecular mechanisms of atherosclerosis
      *      chronic inflammation in the cardiovascular system and
      *      selective adenosine receptor agents

   These programs form the platform from which new therapeutics may be discovered.

   In September 1998, we established a collaboration with Incyte Pharmaceuticals, Inc. to develop a prototype gene expression database in the area of cardiovascular biology. The collaboration with Incyte highlights our commitment to utilize cutting edge technologies to understand diseases and improve their treatments. Utilizing tools available from Incyte, we hope to establish model systems in cells and animals, as well as patients, to follow the expression patterns of tens of thousands of genes simultaneously in response to perturbations associated with blood vessel injury, cholesterol overload, heart failure and other biological processes involved in cardiovascular disease.

RISK FACTORS

   In this section, we summarize certain risks regarding our business and industry that you should consider. These risks are discussed in greater detail below, and are discussed in context in other sections of this report.

   THE DEVELOPMENT OF CVT'S PRODUCTS WILL TAKE SEVERAL YEARS, AND CVT CANNOT BE CERTAIN THAT THESE PRODUCTS WILL BE SUCCESSFULLY DEVELOPED, MARKETED AND MANUFACTURED.

   Since our inception in 1990, substantially all of our resources have been dedicated to research and development, and we have not generated any product revenue. Because all of our potential products are in research, preclinical or clinical development, product revenues will not be realized for at least several years, if at all.

   Drug discovery methods based upon molecular cardiology are relatively new. We cannot be certain that these methods will lead to commercially viable pharmaceutical products. In addition, certain of our compounds within our cell cycle inhibition, cardiac metabolism, cholesterol transport and selective adenosine receptor agents programs are in the early stages of research and development, and we have not commenced clinical trials for these new compounds. We cannot be certain when these clinical trials will commence. Because these compounds are in the early stages of product development, we could abandon further development efforts before they reach clinical trials.

   We cannot be certain that any of our product development efforts will be successfully completed or that any of our products will be safe and effective. Even if we believe that any product is safe and effective, we may not obtain the required regulatory approvals. Furthermore, we may not be able to manufacture our products in commercial quantities or market any products successfully.

   CVT MAY BE UNABLE TO SATISFY CERTAIN REGULATORY REQUIREMENTS FOR CLINICAL TRIALS.

   All of our products require additional development, preclinical studies, clinical trials and regulatory approval prior to commercialization. Any delays in our clinical trials would delay market launch and would increase our cash requirements.

   We currently have only three products in clinical development, ranolazine, CVT-510 and Adentri. Completion of our clinical trials may be delayed by many factors, including:

      *      slower than anticipated patient enrollment
      * difficulty in finding a sufficient number of patients fitting the appropriate trial profile
      * difficulty in obtaining sufficient supplies of clinical trial materials or
      *      adverse events occurring during the clinical trials.

    For example, the first Phase III clinical trial of ranolazine has challenging enrollment criteria. These criteria require patients who suffer from angina to stop taking all of their other anti-anginal medications and receive only placebo during certain segments of the clinical trial. This means that they will receive no medication to treat their angina when they are receiving placebo. Given the difficulty of identifying patients willing to completely stop taking anti-anginal medications, enrollment for this trial was slower than anticipated. We have added additional study centers in the U.S. and in different countries, including centers in Poland, the Czech Republic and Canada to identify additional patients that meet the enrollment criteria. However, we cannot be certain that we will be able to complete this trial on the revised schedule.

    In addition, data obtained from preclinical and clinical activities are susceptible to different interpretations, which could delay, limit or prevent regulatory approval. Delays or rejections may be based upon many factors, including changes in regulatory policy during the period of product development. We may be unable to maintain our proposed schedules for IND and clinical protocol submissions to the FDA, initiations of clinical studies and completions of clinical trials as a result of FDA reviews or complications that may arise in any phase of the clinical trial program.

    Furthermore, even if our clinical trials occur on schedule, the results from preclinical studies and early clinical trials may be different than those achieved in later clinical trials. Clinical trials may not demonstrate sufficient safety and efficacy to obtain the requisite approvals. For example, in November 1995, based on unfavorable efficacy data from a Phase II trial, we terminated our development program for the CVT-1 product for treatment of primary hypercholesterolemia.

    CVT'S BUSINESS DEPENDS ON ATTRACTING AND RETAINING COLLABORATORS AND LICENSORS.

    We may not be able to retain current or attract new corporate and academic collaborators, licensors, licensees and others. Our business strategy requires us to enter into various arrangements with these parties, and we are dependent upon the success of these parties in performing their responsibilities. If we fail to obtain and maintain such arrangements, the development of our products would be delayed. We may be unable to proceed with the development, manufacture or sale of products or we might have to fund development of a particular product candidate internally. If we have to fund development internally, our future capital requirements will increase substantially.

    For example, under our collaborative arrangement with Biogen, Biogen is responsible for pursuing all aspects of commercialization of Adentri, including but not limited to manufacturing clinical quantities of Adentri, conducting additional clinical trials, pursuing regulatory approvals, scaling-up manufacturing processes and establishing marketing and sales capabilities. Subject to only limited conditions, Biogen determines the level of resources it will spend on Adentri. Decisions made by Biogen which we cannot control can cause development of

Adentri to be slower than expected. Moreover, Biogen may terminate its relationship with us uponnotice ranging from 60 to 90 days.

    Certain of the collaborative arrangements that we may enter into in the future may place responsibility on the collaborative partner for preclinical testing and clinical trials, manufacturing and preparation and submission of applications for regulatory approval of potential pharmaceutical products. We cannot control the amount and timing of resources which our collaborative partners devote to our programs. If a collaborative partner fails to successfully develop or commercialize any product, product launch of that product would be delayed. In addition, collaborators may pursue competing technologies or product candidates.

    Under our collaborative arrangements we may also have to meet certain milestones. If we fail to meet our obligations under our collaborative arrangements our collaborators could terminate their arrangements or we could lose rights to the compounds under development. For example, under our agreement with the University of Florida Research Foundation, Inc. in the area of adenosine receptors, we are required to reach certain preclinical and clinical milestones within defined time periods. If we fail to reach these milestones, we may lose exclusive rights under the license. Under our agreement with Biogen, in order for us to receive certain development milestone payments, certain development milestones must be met by Biogen. Under our agreement with Syntex for ranolazine, we are required to make a milestone payment to Syntex upon FDA approval of ranolazine.

    In addition, collaborative arrangements in our industry are extremely complex, particularly with respect to intellectual property rights. Disputes may arise in the future with respect to the ownership of rights to any technology developed with or by third parties. These and other possible disagreements between us and our collaborators could lead to delays in the collaborative research, development or commercialization of certain product candidates. Such disputes could also result in litigation or arbitration, which is time consuming and expensive. See "Business--Licenses and Collaborations."

    CVT EXPECTS TO CONTINUE TO OPERATE AT A LOSS AND MAY NEVER ACHIEVE PROFITABILITY.

    We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research and development activities. We have generated no product revenues. As of December 31, 1998, we had an accumulated deficit of $69.6 million. The process of developing our products requires significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    CVT MUST SECURE ADDITIONAL FINANCING TO MEET ITS FUTURE NEEDS.

    We will require substantial additional funding in order to complete our research and development activities and commercialize any products. In the past, we have financed our operations primarily through the sale of equity securities, payments from our collaborators, equipment and leasehold improvement financing and other debt financing. We have generated no product revenue, and none is expected for at least several years. We anticipate that our existing resources and projected interest income will enable us to maintain our current and planned operations through the second quarter of
2000.   However, we may require additional funding prior to that time.

   Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may:

      * have to delay, scale back or eliminate some or all of our research or development programs.
      *      lose rights under existing licenses.
      * have to relinquish more of, or all of, our rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise seek.
      *      be unable to operate as a going concern.

   Our future capital requirements will depend on many factors, including:

      *      scientific progress in our research and development programs
      *      the size and complexity of such programs
      * the timing, scope and results of preclinical studies and clinical trials
      *      our ability to establish and maintain corporate partnerships
      *      the time and costs involved in obtaining regulatory approvals
      * the costs involved in filing, prosecuting and enforcing patent claims
      *      competing technological and market developments
      * the cost of manufacturing or obtaining preclinical and clinical material

    There may be additional factors that could affect our need for additional financing. Many of these factors are not within our control. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    CVT'S PRODUCTS, ONCE APPROVED BY THE FDA OR OTHER FOREIGN REGULATORY AGENCIES, MAY NOT BE ACCEPTED AS SAFE, EFFECTIVE AND COST-EFFECTIVE BY THE PHYSICIANS, INSURERS OR PATIENTS.

    If any of our products that receive FDA or other foreign regulatory approval and that are successfully commercialized fail to achieve market acceptance, our future profitability will be adversely affected. We believe that market acceptance will depend on the ability to provide acceptable evidence of safety, efficacy and cost effectiveness. In addition, we believe market acceptance depends on the effectiveness of our marketing strategy. In addition, third party payors can indirectly affect the demand for our products by regulating the maximum amount of reimbursement that will be provided.

    THE MARKET FOR CARDIOVASCULAR DRUGS IS EXTREMELY COMPETITIVE.

    The pharmaceutical and biopharmaceutical industries are intensely competitive. If regulatory approvals are received, some of our products will compete with well-established, FDA approved, proprietary and generic cardiovascular therapies that have generated substantial sales over a number of years. These therapies are reimbursed from government health administration authorities and private health insurers.

     In addition, we are aware of companies which are developing products that will compete in the same disease markets as our products. Many of these competitors and potential competitors have substantially greater product development capabilities and financial, scientific, marketing and sales resources. Other companies may succeed in developing products earlier or obtain approvals for such products from the FDA more rapidly than us and our corporate partners. Competitors may also develop products that are safer or more effective than those under development or proposed to be developed by us and our corporate partners. In addition, research and development by others could render our technology or our products obsolete or non-competitive. See "Business--Competition."

    CVT MAY BE UNABLE TO EFFECTIVELY PROTECT ITS INTELLECTUAL PROPERTY.

    Our success will depend to a significant degree on our ability to:

      *      Obtain patents and licenses to patent rights
      *      Maintain trade secrets
      *      Operate without infringing on the proprietary rights of others.

    We cannot be certain that patents will issue from any of our pending or future patent applications or that any issued patent will be sufficient to protect our technology.

    Patent applications in the United States are maintained in secrecy until a patent issues. As a result, we can never be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology.

    Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds, products or processes that block or compete with ours. We may have to participate in interference proceedings declared by the Patent and Trademark Office. These proceedings determine the priority of invention and, thus, the right to a patent for the technology in the U.S. In addition, litigation may be necessary to enforce any patents issued to us or to determine the scope and validity of the proprietary rights of third parties. Litigation and interference proceedings, even if they are successful, are expensive to pursue, and we could use a substantial amount of our limited financial resources in either case.

    Just as it is important to protect our proprietary rights, we also must not infringe patents issued to competitors and not breach the licenses that might cover technology used in our potential products. If certain competitors own or have rights to technology that we need in our product development efforts, we will need to obtain a license to those rights. If we fail to obtain any necessary licenses, we may be unable to complete product development.

    We also rely on trade secrets to develop and maintain our competitive position. Although we protect our proprietary technology in part by confidentiality agreements with employees, consultants, collaborators, advisors and corporate partners, these agreements may be breached. In that event, we may not have adequate remedies for any breach. In addition, it is possible that our trade secrets will otherwise become known or be discovered independently by our competitors. See "Business--Patents and Proprietary Technology."

    CVT MAY BE UNABLE TO ATTRACT AND RETAIN PERSONNEL.

    We are highly dependent on certain members of our management and scientific staff. In addition, we rely on consultants and advisors. If we lose any of these persons, our product development efforts could be delayed while we search for additional personnel. In addition, our stock price could decline as a result of the loss of any key personnel.

    In order to pursue our research and product development plans, we will be required to attract and retain additional qualified scientific and other personnel. These skilled persons are in high demand by pharmaceutical and biopharmaceutical companies and by universities and other research institutions. The failure to successfully attract and retain qualified personnel, consultants and advisors may impede the achievement of development objectives.

    CVT HAS NO MANUFACTURING EXPERIENCE.

    We do not currently operate manufacturing facilities for clinical or commercial production of our products under development. We have no experience in manufacturing, and we currently lack the resources or capability to manufacture any of our products on a clinical or commercial scale. As a result, we are dependent on corporate partners, licensees or other third parties for the manufacturing of clinical and commercial scale quantities of our products. For example, Biogen is responsible for the manufacture of Adentri to supply clinical trials. In addition, we are negotiating an agreement with a third party manufacturer for clinical scale production of ranolazine's active pharmaceutical ingredient sufficient to support the remainder of the Phase III clinical program, registration and commercialization. We cannot be certain that we will be able to enter into an agreement for ranolazine active ingredient. If we are unable to do so, our Phase III trials of ranolazine will be delayed. We have entered into an agreement with third party manufacturers for clinical scale production of ranolazine SR tablets sufficient to support the remainder of the Phase III clinical program and are negotiating with them for registration and commercialization supply of ranolazine SR tablets. If we are unable to negotiate an agreement to supply ranolazine SR tablets, commercial launch of ranolazine may be delayed. In addition, because we have used various manufacturers for ranolazine in different clinical trials prior to FDA approval of ranolazine, we will be required to demonstrate to the FDA's satisfaction the bioequivalence of the multiple sources of ranolazine used in our clinical trials.

    CVT HAS NO MARKETING OR SALES EXPERIENCE.

    We currently have no sales, marketing or distribution capability. We may promote our products in collaboration with marketing partners or rely on relationships with one or more companies with established distribution systems and direct sales forces. In particular, Biogen is responsible for establishing marketing and sales activities for Adentri. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little control.

    If we are unable to reach and maintain agreement with one or more pharmaceutical companies or collaborative partners, we may be required to market our products directly. We may elect to establish our own specialized sales force and marketing organization to market our products to
cardiologists.   In order to do this, we would have to develop a marketing
and sales force with technical expertise and with supporting distribution capability. Developing a marketing and sales force is expensive and time consuming and could delay any product launch. We cannot be certain that we will be able to develop this capacity. See "Business--Marketing and Sales."

    CVT MAY BE UNABLE TO SATISFY GOVERNMENTAL REGULATIONS RELATING TO THE DEVELOPMENT OF DRUG PRODUCTS AND MAY BE UNABLE TO OBTAIN NECESSARY REGULATORY APPROVALS.

    The research, testing, manufacture and marketing of drug products are subject to extensive regulation by numerous regulatory authorities in the United States and other countries. Failure to comply with FDA or other applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions. These include:

      *      warning letters
      *      civil penalties
      *      injunctions
      *      product seizure or detention
      *      product recalls
      *      total or partial suspension of production
      *      FDA refusal to approve pending NDAs or supplements to approved
             NDAs.

    We have not applied for or received regulatory approval in the United States or any foreign jurisdiction for the commercial sale of any of our products. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, such approval process is extremely expensive and uncertain. We cannot guarantee that any of our products under development will be approved for marketing by the FDA. Even if regulatory approval of a product is granted, we cannot be certain that we will be able to obtain the labeling claims necessary or desirable for the promotion of those products.

    Even if we obtain regulatory approval, we may be required to undertake postmarketing studies. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

    If regulatory approval is obtained, we will also be subject to ongoing FDA obligations and continued regulatory review. In particular, we or our third party manufacturer will be required to adhere to regulations setting forth current good manufacturing practices. The regulations require that we manufacture our products and maintain our records in a prescribed manner with respect to manufacturing, testing and quality control activities. Furthermore, we or our third party manufacturer must pass a preapproval inspection of its manufacturing facilities by the FDA before obtaining marketing approval. See "Business--Government Regulation."

    CVT MAY BE UNABLE TO OBTAIN ADEQUATE REIMBURSEMENT.

    Our ability and the ability of our existing and future corporate partners to market and sell our products will depend in part on the extent to which reimbursement for the cost of such potential products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third party payors are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. In addition, for sales of our products in Europe, we will be required to seek reimbursement on a country-by-country basis. We cannot be certain that any products approved for marketing will be considered cost effective or that reimbursement will be available. In addition, payors' reimbursement policies could adversely affect our or any corporate partner's ability to sell such products on a profitable basis.

    BECAUSE CVT IS DEVELOPING PHARMACEUTICAL PRODUCTS, IT MAY ENCOUNTER PRODUCT LIABILITY CLAIMS, AND IT HAS ONLY LIMITED PRODUCT LIABILITY INSURANCE.

    We currently have only limited product liability insurance for clinical trials and no commercial product liability insurance. We do not know if we will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. This type of insurance is expensive, difficult to obtain and may not be available on acceptable terms, or at all. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our products. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts. This could adversely affect our results of operations and our need for and the timing of additional financing. See "Business--Product Liability Insurance."

    DELAWARE LAW AND CVT'S CHARTER COULD MAKE THE ACQUISITION OF CVT BY ANOTHER COMPANY MORE DIFFICULT.

    Certain provisions of the our Amended and Restated Certificate of Incorporation may have the effect of delaying or preventing changes in control or management or limit the price that certain investors may be willing to pay in the future for shares of our common stock. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law, which could delay a merger, tender offer or proxy contest or make such a transaction more difficult. In addition, the board of directors has the authority to issue up to 5,000,000 shares of preferred stock without stockholders' approval. The rights of the holders of common stock will be subject to, and may be materially adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

   Furthermore, in February 1999, the Board of Directors enacted certain protections against anti-takeover provisions, including a Stockholder Rights Plan and severance agreements in the event of a change of control for certain key executives.

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

    Cardiovascular disease is the leading cause of death in the United States, claiming more than 960,000 lives in 1995. The American Heart Association projects the total cost of cardiovascular medications in the United States for 1998 at $14.8 billion.

    Chronic cardiovascular diseases, including atherosclerosis, which is the hardening of the arteries, hypertension, which is high blood pressure, and others, may cause permanent damage to the heart and blood vessels, leading to CHF, angina and myocardial infarction. In 1998 in the U.S., there were
4.9 million patients with CHF, 7.2 million patients with angina and 1.1 million patients with myocardial infarction. CHF occurs when the heart becomes weakened and, as a result, can no longer maintain adequate blood circulation throughout the body. The kidneys respond to this decrease in blood flow by increasing the retention of salt and water, leading to chronic symptoms such as shortness of breath and edema (fluid retention) in the legs and lungs.

    Over the past twenty years, drugs such as nitrates, beta blockers, calcium channel blockers and ACE inhibitors have been developed to treat cardiovascular diseases. These drugs have contributed to an increase in the survival of patients who suffer from chronic cardiovascular disease. However, these drugs also can cause a variety of undesirable side effects, including fatigue, depression, impotence, headaches, palpitations and edema. Molecular cardiology has provided new insight into the mechanisms underlying chronic cardiovascular diseases, thus creating the opportunity for improved therapies.

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

DRUG DISCOVERY PLATFORM

    Our drug discovery platform supports several programs, including those focused on:

      *      the cell cycle
      *      cardiac metabolism
      *      molecular mechanisms of atherosclerosis
      *      chronic inflammation in the cardiovascular system.
      *      the adenosine A1 receptor

    These programs have produced compounds currently in clinical or preclinical development or outlicensed for use in third party drug discovery programs. Our expertise in molecular cardiology and drug development has been critical to the identification of these drug candidates.

    We believe that our drug discovery platform allows us to efficiently select novel, clinically relevant drug candidates with commercial potential. We first identify new targets through a multi-disciplinary effort which now may include genomic information derived from the collaboration with Incyte. We then evaluate new targets with respect to clinical relevance and suitability for small molecule inhibition. We then utilize a highly integrated, multidisciplinary approach to produce novel small molecules as drug candidates for these targets. We combine molecular modeling and combinatorial chemistry to assemble targeted libraries of new chemical entities. We believe this approach expedites the identification of potential drug leads. We have developed a comprehensive proprietary database correlating biological activity of candidate drugs with their structures. From this database, we identify final lead compounds based on predetermined development criteria including:

      *      potency
      *      specificity
      *      manufacturability
      *      pharmacologic activity in animal and in vitro models.

   We determine the proper selection of cell-based assays and animal models of disease to enhance development of the drug candidate based on our projected use in the clinical setting.

PRODUCTS UNDER DEVELOPMENT

RANOLAZINE

   Ranolazine is a novel small molecule, which is in Phase III clinical trials for the potential treatment of angina. The compound fits our criteria for development candidates, as it is a small molecule, which works through a novel mechanism of action. We obtained a license for ranolazine from Syntex in March 1996. We are developing ranolazine to potentially treat angina because we believe ranolazine may significantly improve exercise tolerance but not significantly impair blood pressure or heart rate and may have an improved tolerability profile as compared to currently available therapies.

   Ranolazine is believed to act by modulating the body's metabolism to shift the source of energy for the heart from fatty acid toward glucose. Ranolazine may decrease the heart's oxygen demand for a given level of cardiac work because less oxygen is required to produce an equivalent amount of energy from glucose than from fatty acids.

POTENTIAL INDICATIONS

   Angina. Angina is a clinical syndrome manifested by chest pain caused by insufficient blood flow to the heart muscle due to blockage of the coronary arteries. Patients usually experience chest pain on exertion, which can become more severe over time.

   In the United States, approximately 7.2 million patients in 1998 are currently diagnosed with angina. Based on a published multicenter study involving over 5,000 angina patients, we estimate over half of the 7.2 million patients are currently being treated with multiple medications, including nitrates, beta blockers and calcium channel blockers. Drugs used for angina accounted for over $1.5 billion in U.S. sales in 1997. Approximately one-third, or 2.4 million, of angina patients are either diagnosed with both angina and CHF or are refractory to currently available treatments.

   All currently available drugs to treat angina reduce the heart's oxygen demand by reducing cardiac work via hemodynamic mechanisms such as reduction of pump function, heart rate, and/or blood pressure. These hemodynamic effects can limit or prevent the use of currently available drugs in patients whose blood pressure or cardiac function is already decreased. These effects can be particularly pronounced when these drugs are used in combination. Additional adverse effects include lower extremity edema associated with calcium channel blockers, impotence and depression associated with beta blockers and headaches associated with nitrates. Consequently, for some patients, presently available medical treatment may not provide complete relief of angina without unacceptable adverse effects.

   Ranolazine has been tested in more than 1,300 US and European patients in Phase I and Phase II clinical trials. In three Phase II studies, results indicated that, compared to placebo, ranolazine treatment may be associated with increases (p < 0.05) in the exercise duration of angina patients during exercise treadmill testing, both when ranolazine was given alone and in combination with beta blockers or calcium channel blockers.

   In initial clinical trials, ranolazine IR was administered on a three times daily schedule. To achieve a more commercially attractive product with a twice-daily dosing schedule, Syntex developed ranolazine SR. Results in volunteer trials conducted by Syntex, may indicate that the SR formulation maintains ranolazine plasma concentrations in the range associated with increased exercise times in the stable angina trials of ranolazine IR.

CLINICAL STATUS

   In October 1997, we initiated our first Phase III clinical trials of ranolazine SR for the potential treatment of angina. In this first clinical trial, patients will undergo treadmill exercise to induce angina with the primary endpoint being duration of exercise. This trial in approximately 150 stable angina patients consists of the following criteria:

      *      randomized
      *      double blind
      *      placebo controlled
      *      monotherapy
      *      four period crossover

   As of February 1999 we are recruiting patients for this trial in the U.S., Canada, Poland and the Czech Republic. In the second trial, which is expected to begin in 1999, we plan to enroll approximately 450 angina patients. These patients will receive one other anti-anginal medication and add either placebo or ranolazine to their therapy. Additional clinical pharmacology, open label and safety studies are anticipated to be conducted before the filing of an NDA with the FDA.

   Our current estimate of the commencement of various clinical trials included in this Report are forward-looking statements that involve risks and uncertainties. The actual clinical trial dates could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including timing and results of earlier clinical trials and other factors set forth under "Risk Factors" and elsewhere in this Report. There can be no assurance that ranolazine will prove to be safe or efficacious in humans or that ranolazine will obtain FDA approval or other regulatory or foreign marketing approval for any indication.

CVT-510

   In 1998, another drug candidate from our adenosine program, CVT-510, began Phase I clinical trials. CVT-510 is intended for the potential treatment of atrial arrhythmias. It is an adenosine A1 agonist which may act selectively on the conduction system of the heart to slow electrical impulses. CVT-510 may offer a new approach to rapid and sustained control of emergent atrial arrhythmias by reducing heart rate without affecting blood pressure.

POTENTIAL INDICATIONS

   Atrial arrhythmias - including atrial fibrilation, atrial flutter and atrial tachycardias - are involved in approximately 1.9 million primary and secondary hospital diagnosis. In addition, they are a major complication of heart attacks, heart failure and cardiac surgery. These arrhythmias are rapid, often irregular heartbeats that spread from the atria through the AV node to the ventricles, severely compromising heart function. Potentially damaging consequences include low blood pressure and damage to the brain, heart and other vital organs. Thus, these arrhythmias can be life-threatening and are severe enough to require rapid treatment

   Because of the severity of these conditions and the need to treat patients quickly, intravenous therapies are typically used. Current medical therapies aim to slow the heart to a normal rate but have significant limitations in the acute care setting. Digitalis is effective in controlling heart rate, but requires a long time to take effect. This can be dangerous in patients with a failing heart. Calcium channel blockers, beta blockers and adenosine act quickly but are themselves associated with hypotension and depressed cardiac function. These drugs could potentially exacerbate the condition of patients already experiencing cardiac dysfunction as a complication of the arrhythmia.

   Our broad understanding of the adenosine receptor system could offer a new approach to this major medical problem. By selectively stimulating the adenosine A1 receptor - which slows heart rate - without significantly stimulating the adenosine A2 receptor - which lowers blood pressure - CVT-510 may be able to intervene immediately in the arrhythmia process, without unwanted cardiovascular effects. This could offer cardiac patients and clinicians a therapeutic alternative. We were issued a composition of matter patent in 1998 by the U.S. Patent and Trademark Office on a class of compounds including CVT-510.

CLINICAL STATUS

    An IND for CVT-510 was submitted in August 1998, and a Phase I clinical study began in September 1998. This open-label dose-escalation safety study is designed to measure the response of the cardiac conduction system to CVT-510. We hope to gain some preliminary indication of the potential for CVT-510 to treat the atrial arrhythmias. We plan to conclude the Phase I study and begin a Phase II study with CVT-510 in 1999.

    Our current estimate of the commencement of various clinical trials included in this Report are forward-looking statements that involve risks and uncertainties. The actual clinical trial dates could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the timing and results of earlier clinical trials and the other factors set forth under "Risk Factors" and elsewhere in this Report. There can be no assurance that CVT-510 will prove to be safe or efficacious in humans or that CVT-510 will obtain FDA or other regulatory or foreign marketing approval for any indication.

ADENTRI (CVT-124)

    Adentri is a potent and selective adenosine A1 receptor antagonist. Preclinical studies and clinical trials indicate that Adentri may increase sodium excretion. Thus, we believe that Adentri has the potential to be a new therapy for treatment of edema due to CHF.

    Adenosine is a naturally occurring hormone that modulates different functions of the heart, brain, kidney and blood vessels. Its actions are mediated in these organs by two classes of receptors, A1 and A2. They each stimulate very different physiological effects that can be separately targeted in drug development. Adenosine A1 receptors are located on the proximal tubules of the kidney where they stimulate reabsorption of sodium and hence of water. We believe that we were among the first to identify the presence of these adenosine A1 receptors in the proximal tubule of the kidney. In contrast to A1 receptors, adenosine A2 receptors stimulate the dilation of blood vessels in the heart, muscles and kidney, thereby lowering blood pressure.

    Adentri was identified in our adenosine A1 receptor program. This program is focused on the development of agents that are highly selective for the adenosine A1 receptor and has produced both antagonists and agonists to this class of receptors. We continue to explore additional applications of the technology developed in the adenosine A1 receptor program.

    We have focused on creating an adenosine A1 receptor antagonist specific enough to avoid blocking the A2 receptor and thus avoiding unintended side effects. This concept was developed based on our insight into the newly discovered role of the A1 receptor on the proximal tubule cell of the kidney and its potential importance in treatment of edema states, such as CHF, which are characterized by excessive accumulation of sodium and water in the body.

    In March 1997, we entered into two research collaboration and license agreements with Biogen granting Biogen an exclusive worldwide license to develop and commercialize Adentri for all indications. As of January 1999, we had received from Biogen $20.5 in payments, including a $4.5 million credit facility received in December 1998. We may receive an additional loan facility, milestone payments upon clinical progress, and royalties from sales.

POTENTIAL INDICATIONS

    Congestive Heart Failure. Approximately 4.9 million people in the United States in 1998 suffer from CHF, with an estimated 400,000 new cases each year. Approximately 875,000 patients in 1995 were hospitalized in the United States with a primary diagnosis of CHF. CHF is the leading cause of hospital admissions among patients over 65.

    Fluid accumulates in the body because of adaptations by the kidney during CHF. Each kidney is comprised of approximately one million tiny blood filtering units called nephrons. Normally in each nephron, blood is filtered at the renal glomerulus. Sodium and water are reabsorbed by the kidney at three locations further along the nephron. Fifty to seventy percent of the filtered sodium is reabsorbed at the proximal tubule, the portion of the nephron closest to the glomerulus. Up to 40% is reabsorbed at the loop of Henle, and the remaining portion, usually less than 10%, is reabsorbed at the distal tubule. The filtered, non-reabsorbed impurities wash out into the urine. In patients suffering from CHF, blood flow through the kidney decreases because of the poor pumping function of the heart. The kidney interprets this event as blood loss and attempts to increase its retention of salt and water to maintain blood pressure. It does this by shifting more (up to 99%) of its reabsorption of sodium to the proximal tubule. The result is the harmful build-up of salt and water in the body.

    Current treatment of CHF consists of therapy designed to improve the pumping function of the heart combined with the administration of diuretics to eliminate excess sodium and water from the body by blocking reabsorption in the kidney. However, current diuretic therapies inhibit sodium reabsorption either at the loop of Henle (furosemide) or the distal tubule (thiazides and spironolactone), where as little as one percent of reabsorption of sodium can take place in patients with advanced CHF. Since increasing amounts of sodium are reabsorbed proximally as CHF worsens, distally acting drugs are correspondingly less effective over time and patients become more symptomatic. Approximately one quarter of hospitalized CHF patients exhibit resistance to current intravenous diuretic therapies due to excessive fluid reabsorption in the proximal tubule, and no therapy currently exists which targets this site of the disease process. The dosage for the most commonly prescribed diuretics for CHF are often increased as the disease progresses, which can be associated with toxic side effects.
One side effect is potassium loss, which may lead to an increased incidence of cardiac arrhythmias if potassium is not monitored and replaced. A second side effect is uric acid build-up, which may lead to gout.

    Our preclinical studies indicate that Adentri may act as a potent diuretic by blocking the adenosine A1 receptors in the proximal tubule that would ordinarily stimulate sodium reabsorption at that site. These studies also indicated that Adentri may act at the distal tubule to reduce sodium reabsorption and minimize potassium excretion.

CLINICAL STATUS

    Phase II clinical studies conducted by us and completed in May 1998 indicated that Adentri may produce increases (p < 0.05) in urine volume and urinary sodium excretion in CHF patients with evidence of only potentially minimal potassium loss, and without decreasing the function of the kidney (the glomerular filtration rate, or GFR). Biogen is currently conducting a placebo-controlled Phase II trial evaluating various doses of Adentri in comparison to, and in combination with, the diuretic, furosemide.

    Our current estimate of the commencement of various clinical trials included in this Report are forward-looking statements that involve risks and uncertainties. The actual clinical trial dates could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the timing and results of earlier clinical trials and the other factors set forth under "Risk Factors" and elsewhere in this Report. There can be no assurance that Adentri will prove to be safe or efficacious in humans or that Adentri will obtain FDA or other regulatory or foreign marketing approval for any indication.

RESEARCH

    We have pre-clinical research programs in the areas of:

      *      cell cycle inhibition
      *      cardiac metabolism
      *      chronic inflammation
      *      cholesterol transport
      *      selective adenosine receptor agents

    These programs form the platform from which new therapeutics may be discovered. We are focusing on the role of adenosine receptors in the heart, kidney and blood vessels to identify new product opportunities by modulating the activity of selective adenosine receptor subtypes. We are also investigating the ability of cell cycle inhibitors to prevent blood vessel closure where excessive cell proliferation leads to obstruction of blood vessels. We have synthesized an improved class of inhibitor compounds which are being evaluated in pre-clinical models of coronary angioplasty, stent deployment, vascular bypass and other diseases. We are also evaluating how metabolic modulators such as ranolazine allow the heart muscle to perform more efficiently when under conditions of stress or when damaged by heart disease. This research may expand the potential therapeutic use of ranolazine for cardioprotection and increasing the mechanical performance of the heart. It may also form the basis for the discovery of novel agents. We are also studying the ways in which excess cholesterol is removed from the walls of blood vessels, in an effort to prevent or reverse the buildup of artery plaques that cause heart attacks.

    In 1998, we established a collaboration with Incyte to develop a prototype gene expression database in the area of cardiovascular biology. Utilizing tools available from Incyte, we hope to establish model systems in cells and animals, as well as patients, to follow the expression patterns of tens of thousands of genes simultaneously, as opposed to one gene at a time, in response to perturbations associated with blood vessel injury, cholesterol overload, heart failure and other biological processes involved in cardiovascular disease.

LICENSES AND COLLABORATIONS

    We have established, and intend to establish, strategic partnerships to expedite development and commercialization of our drug candidates. For those pre-clinical programs with potential application outside of cardiovascular disease, we intend to identify additional corporate partners. In addition, we have licensed certain chemical compounds from academic collaborators and other companies and has applied our drug discovery strategies to analog and optimize these structures and to identify applications for preclinical and clinical development. Our collaborations and licenses currently in effect include:

    BIOGEN

    In March 1997, we entered into two research collaboration and license agreements with Biogen. The agreements grant Biogen the exclusive worldwide right to develop and commercialize Adentri for all indications. In exchange, we received a $16.0 million upfront payment consisting of cash, an equity investment and funding under a loan facility. In addition, Biogen agreed to make significant milestone payments, equity investments and provide funding under a general purpose loan facility, all of which are subject to achievement of certain clinical development and commercialization milestones. In December 1998, Biogen released an additional $4.5 million under the loan facility. Biogen will also pay royalties on any future product sales. Biogen has control and responsibility for conducting, funding and pursuing all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of the technology.

    In connection with the agreements, Biogen purchased 669,857 shares of common stock for a total purchase price of $7.0 million. In addition, we received advance funding of a milestone payment.

    Biogen may terminate the agreements for any reason upon 90 days notice until a certain clinical milestone is achieved, and then upon 60 days thereafter. If Biogen terminates the agreements, all rights in the technology would revert to us. There can be no assurance that Biogen will not terminate the agreements. Any such termination would require us to seek alternative sources of financing to replace funds expected under this collaboration.

    UNIVERSITY OF FLORIDA RESEARCH FOUNDATION

    In June 1994, we entered into a license agreement with the University of Florida Research Foundation, Inc. ("UFRFI") under which we received exclusive worldwide rights to develop adenosine A1 receptor antagonists for the detection, prevention and treatment of human and animal diseases. In consideration for the license, we paid UFRFI an initial license fee and are obligated to pay royalties based on net sales of products which utilize the licensed technology. Pursuant to the agreement, we must exercise commercially reasonable efforts to develop and commercialize one or more products covered by the licensed technology and are obligated to meet milestones in completing certain preclinical work. In the event we fail to reach those milestones, UFRFI may convert the exclusive license into a non-exclusive license.

    SYNTEX/ROCHE

    In March 1996, we entered into a license agreement with Syntex for United States and foreign patent rights to a compound having the generic name of ranolazine for products treating angina and certain other cardiovascular indications. Pursuant to the agreement, Syntex provided certain quantities of the compound to us. The license agreement is exclusive and worldwide except for the following countries which Syntex licensed exclusively to Kissei Pharmaceuticals, Ltd. of Japan: Japan, Korea, China, Taiwan, Hong Kong, the Philippines, Indonesia, Singapore, Thailand, Malaysia, Vietnam, Myanmar, Laos, Cambodia and Brunei.

    Under the license agreement, we paid an initial license fee. In addition, we are obligated to make a payment upon FDA approval of an NDA for ranolazine and to make royalty payments based on net sales of products which utilize the licensed technology. We are required to use commercially reasonable efforts to develop the compound for angina within certain milestone guidelines. The license agreement also sets milestones within which we must launch products in each country covered by the license or lose exclusivity in such territories. We paid $1.5 million to Syntex in 1997 in a combination of cash and common stock and will owe an additional milestone payment upon FDA approval of an NDA for ranolazine.

    INCYTE

    In September 1998, we entered into a joint research collaboration agreement with Incyte to develop a prototype gene expression database in the area of cardiovascular biology. We will contribute our molecular cardiology expertise and Incyte will contribute its genomics capabilities. Incyte will own the data produced, and we will receive a perpetual, non-exclusive license to use the data in our drug development efforts. Each party will bear its own costs of the research.

MARKETING AND SALES

    We currently have no sales, marketing or distribution capability. We may promote our products in collaboration with marketing partners or rely on relationships with one or more companies with established distribution systems and direct sales force. In particular, Biogen is responsible for establishing marketing and sales activities for Adentri. Alternatively, we may elect to establish our own specialized sales force and marketing organization to market our products to cardiologists. In the event that we elect to market our products directly, we will be required to develop a marketing and sales force with technical expertise and with supporting distribution capability. There can be no assurance that we will be able to establish in-house sales and distribution capabilities or relationships with third parties, or that we will be successful in commercializing any of our potential products. To the extent that we enter into co-promotion or other licensing arrangements, any revenues received by us will depend upon the efforts of third parties, and there can be no assurance that such efforts will be successful.

MANUFACTURING

    We do not currently operate manufacturing facilities for clinical or commercial production of our proposed products. We have no experience in manufacturing, and currently lack the resources and capability to manufacture any of our proposed products on a clinical or commercial scale. Accordingly, we are, and will continue to be, dependent on corporate partners, licensees or other third parties for clinical and commercial scale manufacturing. For example, Biogen is responsible for the manufacture of Adentri to supply clinical trials. We are negotiating with third party manufacturers for clinical scale production of ranolazine SR active ingredient and tablets sufficient to support the remainder of the Phase III clinical program, registration and commercialization. In March 1998, we entered into a manufacturing agreement with Catalytica for the clinical scale production of ranolazine SR tablets.

    We do have experience in the transfer of synthetic technology from discovery to scale-up manufacturing facilities, having successfully executed technology transfer for the manufacture of clinical supplies of one orally administered agent and one intravenously administered agent. There can be no assurance that we will be able to reach or maintain agreements with any third parties or that such parties will be able to develop adequate manufacturing capabilities. In addition, prior to approval of an NDA for ranolazine, we will be required to demonstrate to the FDA's satisfaction the equivalence of the multiple sources of supply used in our clinical trials.

PATENTS AND PROPRIETARY TECHNOLOGY

    Patents and other proprietary rights are important to our business. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We also rely on trade secrets, confidentiality agreements and other protective measures to protect our technology and proposed products. Our failure to obtain patent protection or otherwise protect our proprietary technology or proposed products may have a material adverse effect on our competitive position and business prospects.

    We own several issued United States patents and pending United States and foreign patent applications relating to our technology. Specifically, we own:

      * two issued United States patents related to an inflammatory factor
      * one issued U.S. patent and several foreign pending patent applications related to a series of compounds that are potential A1 agonists
      * one issued U.S. patent, two pending U.S. patent applications, and several foreign patent applications related to a cell cycle inhibitor and other purine inhibitors
      * one issued U.S. patent, one pending U.S. patent application and a Patent Cooperation Treaty patent application related to indanone inhibitors
      * one pending U.S. patent application and one pending PCT application related to -ketoamideinhibitors
      * one U.S. provisional application relating to ranolazine sustained release formulation.

    In addition, we have acquired, and in turn have granted to Biogen, an exclusive license to two U.S. issued patents, one U.S. pending application and corresponding foreign applications related to Adentri. We also have acquired a license which is exclusive in certain territories to three United States issued patents, one United States patent application, and corresponding foreign patent applications related to ranolazine.

    The evaluation of the patentability of United States and foreign patent applications can take several years to complete and can entail considerable expense. There is no assurance that patents will issue from any of our currently pending applications. There is also no assurance that, if patents do issue, that the claims allowed will be sufficient to protect our technology. One of the primary patents relating to ranolazine will expire in May 2003 unless we are granted an extension based upon delays in the FDA approval process.

    Patent applications in the United States are maintained in secrecy until a patent issues, and we cannot be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology that is the subject of such patent application. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds, products or processes that block or compete with our compounds, products or processes. There can be no assurance that third parties will not assert patent or other intellectual property infringement claims against us with respect to our products or technology or other matters. There may be third party patents and other intellectual property relevant to our products and technology which are not known to us.

    Patent litigation is becoming more widespread in the biopharmaceutical industry. Litigation may be necessary to:

      *      defend against or assert claims of infringement
      *      to enforce our issued patents
      *      to protect our trade secrets or know-how
      * to determine the scope and validity of the proprietary rights of third parties.

    Although no third party has asserted that we are infringing such third party's patent rights or other intellectual property, third parties may still initiate litigation asserting such claims. We may not prevail in any such litigationand we may not be able to obtain any necessary licenses on reasonable terms, if at all.

    Any such claims against us, with or without merit, as well as claims initiated by us against third parties, can be time-consuming and expensive to defend or prosecute and to resolve. If other companies prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings to determine priority of invention, which could result in substantial cost to us even if the outcome if favorable to us.

    We also rely on trade secrets, confidentiality agreements and other protective measures to protect our technology and proposed products. In spite of this, any of the following may occur:

      * third parties may independently develop equivalent proprietary information or techniques
      *      third parties may gain access to our trade secrets
      *      third parties may disclose such technology to the public.

    We typically require our employees, consultants, collaborators, advisors and corporate partners to execute confidentiality agreements upon commencement of employment or other relationships us. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our technology in the event of unauthorized use or disclosure of such information. There can also be no assurance that the parties to such agreements will not breach such agreements. See "Risk
Factors   CVT may be unable to effectively protect its intellectual property."

GOVERNMENT REGULATION

    FDA Requirements for Drug Compounds. The research, testing, manufacture and marketing of drug products are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions such as:

      *      warning letters
      *      criminal prosecution
      *      injunctions
      *      product seizure
      *      product recalls
      *      total or partial suspension of production
      * FDA refusal to approve pending NDA applications or NDA supplements to approved applications.

    The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include:

      * preclinical laboratory tests, in vivo preclinical studies and formulation studies
      * the submission to the FDA of an IND, which must become effective before clinical testing may commence
      * adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication
      *      the submission of an NDA to  the FDA
      * FDA review and approval of the NDA prior to any commercial sale or shipment of the drug.

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

    Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to:

      * determine the efficacy of the drug in specific, targeted indications
      *      determine dosage tolerance and optimal dosage
      *      identify possible adverse effects and safety risks.

    If a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of our products subject to such testing.

    After completion of the required clinical testing, generally an NDA is submitted. FDA approval of the NDA is required before marketing may begin in the United States. The NDA must include the results of extensive clinical and other testing and the compilation of data relating to the product's chemistry, pharmacology and manufacture. The cost of the NDA is substantial.

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

    If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter. Either letter usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for certain indications. As a condition of NDA approval, the FDA may require postmarketing testing and surveillance to monitor the drug's safety or efficacy.

    If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter. The not approvable letter outlines the deficiencies in the submission and often requires additional testing or information. Notwithstanding the submission of any requested additional data or information in response to an approvable or not approvable letter, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems occur following initial marketing.

    Manufacturing. Each domestic drug manufacturing facility must be registered with FDA. Domestic drug manufacturing establishments are subject to periodic inspection by the FDA and must comply with cGMP. Further, we or our third party manufacturer must pass a preapproval inspection of its manufacturing facilities by the FDA before obtaining marketing approval of any products. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or corresponding regulatory agencies in countries under reciprocal agreements with the FDA. Drug product manufacturing establishments located in California must be licensed by the State of California in compliance with local regulatory requirements, and other states may have comparable regulations. We use and will continue to use third party manufacturers to produce our products in clinical and commercial quantities. There can be no guarantee that future FDA inspections will proceed without any compliance issues requiring the expenditure of money or other resources.

    Foreign Regulation of Drug Compounds. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities may be necessary in foreign countries prior to the commencement of marketing of the product in such countries. The approval procedure varies among countries and, can involve additional testing. The time required may differ from that required for FDA approval. Although there are some procedures for unified filings for certain European countries with the sponsorship of the country which first granted marketing approval, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed.

    In Europe, marketing authorizations may be submitted at a centralized, a decentralized or a national level. The centralized procedure is mandatory for the approval of biotechnology products and provides for the grant of a single marketing authorization which is valid in all European Union member states. As of January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products which are not subject to the centralized procedure. We will choose the appropriate route of European regulatory filing to accomplish the most rapid regulatory approvals. There can be no assurance that the chosen regulatory strategy will secure regulatory approvals on a timely basis or at all.

    Hazardous Materials. Our research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of such an accident, we could be held liable for any damages that result. Such liability could exceed our resources. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future. There can also be no assurance that our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.

COMPETITION

    The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid and significant technological change. While several of our products target diseases for which there are presently no effective therapies, we nevertheless are aware of companies which are developing products that will compete for the same disease markets. For example, Kyowa Hakko Co., Ltd., Fujisawa Pharmaceutical, Japan and Discovery Therapeutics, Inc., are each developing adenosine A1 receptor antagonists. In addition, Novartis AG and GlaxoWellcome PLC both have adenosine A1 receptor agonists under development. If regulatory approvals are received, ranolazine may compete with several classes of existing drugs for the treatment of angina, some of which are available in generic form, including calcium channel blockers, beta blockers and nitrates. There are also non-pharmacologic treatments such as coronary artery bypass grafting ("CABG") and percutaneous transluminal coronary angioplasty ("PTCA"). However, for those patients who do not respond adequately to existing therapies and remain symptomatic despite maximal treatment with existing anti-anginal drugs and who are not candidates for CABG or PTCA, there is no currently effective treatment. In refractory patients who are candidates for CABG or PTCA, there is no effective pharmacologic treatment available.

    We believe that the principal competitive factors in the markets for ranolazine and Adentri will include:

      *      the length of time to receive regulatory approval
      *      product performance
      *      product price
      *      product supply
      *      marketing and sales capability
      *      enforceability of patent and other proprietary rights.

   We believe that we and our collaborative partners are or will be competitive with respect to these factors. Nonetheless, because our products are still under development, our relative competitive position in the future is difficult to predict.

   We expect that the pharmaceutical and biopharmaceutical industries will continue to experience rapid technological development which may render our potential products non-competitive or obsolete. Many current and potential competitors have substantially greater product development capabilities and financial, marketing, scientific, and human resources than we do. Other companies may succeed in developing products earlier than we do. Other companies may obtain approvals for such products from the FDA more rapidly than we do. Other companies may develop products that are safer and more effective than those under development or proposed to be developed by us.

   While we will seek to expand our technological capabilities in order to remain competitive, there can be no assurance that research and development by others will not render our technology or potential products obsolete or non-competitive or result in treatments or cures superior to any therapy developed by us. There can be no assurance that therapy developed by us will be preferred to any existing or newly developed technologies.

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

EMPLOYEES

   As of December 31, 1998, CVT employed 62 individuals full-time, including 19 who hold doctoral degrees. Of the Company's full-time work force, 46 employees are engaged in or directly support research and development activities and 16 are engaged in business development, finance and administrative activities. The Company's employees are not represented by a collective bargaining agreement. The Company believes its relations with its employees are good.

ITEM 2. PROPERTIES

   The Company currently leases a 61,081 square foot building in Palo Alto, California, of which 30,283 square feet are subleased to a third party. The initial term of the lease expires in February 2002 with an option to renew for five years, and the subleases expire in March 1999 and April 1999, respectively. CVT believes that this facility will be adequate to meet the Company's needs for the foreseeable future.

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

   The following table sets forth for the periods indicated the high and low price per share of the common stock on the Nasdaq National Market.

                                                                     High           Low
                                                                   ---------     ---------
          Fiscal Year Ended December 31, 1996
          November 19, 1996 to December 31, 1996                   $  8.000      $  6.250

          Fiscal Year Ended December 31, 1997
          First Quarter ended March 31, 1997                       $ 10.750      $  6.500
          Second Quarter ended June 30, 1997                       $  8.875      $  6.875
          Third Quarter ended September 30, 1997                   $ 10.000      $  6.875
          Fourth Quarter ended December 31, 1997                   $ 12.500      $  8.125

          Fiscal Year Ended December 31, 1998
          First Quarter ended March 31, 1998                       $  9.875      $  8.250
          Second Quarter ended June 30, 1998                       $ 10.625      $  8.375
          Third Quarter ended September 30, 1998                   $  9.000      $  5.750
          Fourth Quarter ended December 31, 1998                   $  7.125      $  4.250


   On March 9, 1999, the closing price for the Company's common stock was $6.0625 per share. As of March 9, 1999, the Company had 202 holders of record of its common stock.

DIVIDENDS

   The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore, does not anticipate paying any cash dividends in the foreseeable future.

USE OF PROCEEDS

   On November 19, 1996, the Securities and Exchange Commission declared the Company's registration statement (file number 2-12675) effective. The offering commenced on November 19, 1996 and terminated following the sale of all securities registered. J.P. Morgan Securities Inc., Invemed Associates, Inc. and UBS Securities LLC served as the managing underwriters. The Company registered, for its own account, 1,750,000 shares of common stock for an aggregate offering price of $14,000,000 and sold 1,750,000 shares of common stock for an aggregate sales price of $14,000,000. In connection with the offering, the Company incurred the following expenses and made direct or indirect payments to others: $980,000 for underwriting discounts and commissions and $1,050,000 for other expenses for a total of $2,030,000 in expenses. Following the deduction of such expenses, the Company received net offering proceeds of $11,970,000. The Company used $9,584,000 of the net proceeds for operating activities, $1,738,000 for repayment of debt and $648,000 for capital expenditures.

   On January 4, 1998, the Company filed a registration statement with the Securities and Exchange Commission for a follow-on public offering. The follow-on public offering closed on January 27, 1998 and the Company received net proceeds of $19,624,000. As of December 31, 1998, the Company has used all of the net proceeds from the follow-on public offering for temporary investments, including money market and short- and long-term funds.

RECENT SALES OF UNREGISTERED SECURITIES

   From January 1, 1997 through December 31, 1998, the Company sold and issued the following unregistered securities:

   (1) In October 1997, the Company issued in a private placement 1,397,147 shares of common stock to Biotech Target S.A., a wholly owned subsidiary of BB Biotech AG, at $8.80 per share. The issuance was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Regulation S promulgated thereunder.

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

ITEM 6. SELECTED FINANCIAL DATA

   The data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this document and also with "Management's Discussion and Analysis of Financial Condition and Results of Operations". No dividends were declared or paid for any periods presented.

                                                                              Year Ended December 31,
                                                         ------------------------------------------------------------------
                                                            1998          1997          1996          1995          1994
                                                         ----------    ----------    ----------    ----------    ----------
                                                                       (in thousands, except per share data)
Statements of Operations Data
Collaborative research revenue                            $  4,509      $  2,578      $    250      $      -      $      -
Operating expenses:
  Research and development                                  14,578        10,568         7,141        12,856         8,823
  General and administrative                                 4,158         4,169         2,917         3,402         2,802
                                                         ----------    ----------    ----------    ----------    ----------
Total operating expenses                                    18,736        14,737        10,058        16,258        11,625
                                                         ----------    ----------    ----------    ----------    ----------
Loss from operations                                       (14,227)      (12,159)       (9,808)      (16,258)      (11,625)
Interest income                                              2,749         1,760           587           416           526
Interest and other expense                                  (1,124)         (926)       (1,144)         (882)         (268)
                                                         ----------    ----------    ----------    ----------    ----------
  Net loss                                                $(12,602)     $(11,325)     $(10,365)     $(16,724)     $(11,367)
                                                         ==========    ==========    ==========    ==========    ==========
Basic and diluted net loss per share (1)                  $  (1.16)     $  (1.58)     $  (9.83)     $ (49.92)     $ (45.83)
                                                         ==========    ==========    ==========    ==========    ==========
Shares used in computing basic and diluted net loss per
  share (1)                                                 10,905         7,157         1,054           335           248
                                                         ==========    ==========    ==========    ==========    ==========


                                                                                   December 31,
                                                        ----------------------------------------------------------------
                                                           1998          1997          1996          1995          1994
                                                        ----------    ----------    ----------    ----------    ----------
                                                                                  (in thousands)
Balance Sheet Data
Cash, cash equivalents and marketable securities         $ 44,804      $ 38,090      $ 21,568      $  5,569      $  9,743
Working capital                                          $ 40,698      $ 32,904      $ 20,278      $    271      $  7,686
Total assets                                             $ 49,330      $ 42,644      $ 26,139      $ 11,448      $ 16,099
Long-term portion of debt and capital lease obligation   $  7,838      $  5,052      $  5,000      $  3,402      $  2,698
Accumulated deficit                                      $(69,553)     $(56,951)     $(45,626)     $(35,261)     $(18,537)
Total stockholders' equity                               $ 34,738      $ 26,557      $ 18,676      $  1,804      $ 10,561

______________________
(1) See Note 1 of Notes to Consolidated Financial Statements for a description of the shares used in calculating basic and diluted net loss per share.

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

OVERVIEW

   CVT is an early stage biopharmaceutical company focused on the application of molecular cardiology to the discovery, development and commercialization of novel small molecule drugs for the treatment of cardiovascular disease. Since its inception in December 1990, substantially all of the Company's resources have been dedicated to research and development. To date, CVT has not generated any product revenue and does not expect to generate any such revenues for at least several years. As of December 31, 1998, the Company had an accumulated deficit of $69.6 million. The Company expects its sources of revenue, if any, for the next several years to consist of payments under corporate partnerships and interest income. The process of developing the Company's products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for the foreseeable future. The Company will not receive product revenue unless it or its collaborative partners complete clinical trials and successfully commercialize one or more of its products.

   CVT is subject to risks common to biopharmaceutical companies, including risks inherent in its research and development efforts and clinical trials, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, potential competition and uncertainty of regulatory approval. In order for a product to be commercialized, it will be necessary for CVT and, in some cases, its collaborators, to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of the Company's product candidates, obtain regulatory clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. There can be no assurance that the Company will generate revenues or achieve and sustain profitability in the future.

RESULTS OF OPERATIONS

   Years Ended December 31, 1998 and 1997

   Collaborative Research Revenues. The Company recognized collaborative research revenues of $4.5 million for the year ended December 31, 1998, compared to $2.6 million during year ended December 31, 1997. The increase was primarily the result of $4.0 million of deferred revenue being recognized during 1998, in conjunction with the Company's completion of the research component of its collaboration with Biogen, Inc.

   Research and Development Expenses. The Company's research and development expenses increased to $14.6 million for the year ended December 31, 1998, compared to $10.6 million for the year ended December 31, 1997. The increase during 1998 was primarily due to increased outside service expenses associated with ranolazine clinical trials. The Company expects research and development expenses to increase significantly over the next several years as the Company expands research and product development efforts. The Company has taken, and is continuing to take, extra measures to stimulate faster enrollment in its ongoing Phase III monotherapy clinical trial of ranolazine due to slower than originally projected enrollment. These measures resulted in an increase in enrollment in the second half of 1998, and are expected to result in further enrollment increases, and hence an increase in clinical trial expenses. Two other Phase III clinical trials with ranolazine are expected to begin in 1999, which will likely result in a further increase in research and development expenses. Research and development expenses will also increase due to activities associated with CVT-510, which entered a Phase I clinical trial in September 1998.

   General and Administrative Expenses. General and administrative expenses were $4.2 million for the year ended December 31, 1998, which were the same as for the year ended December 31, 1997. The Company expects general and administrative expenses to increase in the future in support of the Company's research and development activities.

   Interest and Other Income (Expense), Net. Interest and other income (expense), net increased to $1.6 million for the year ended December 31, 1998, compared to $834,000 for the year ended December 31, 1997. The increase in 1998 was due to higher average investment balances as a result of net proceeds of $19.6 million from the Company's follow-on public offering of 2,575,000 shares of common stock that was completed in January 1998. The increase was partially offset by a $303,000 charge for the early retirement of a capital lease obligation. The Company expects that interest and other income, net will fluctuate with average investment balances.

   Taxes. The Company has not generated taxable income to date. At December 31, 1998, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $61.5 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2008 through 2018 if not utilized. As a result of the annual limitation, a portion of these carryforwards may expire before becoming available to reduce the Company's federal income tax liabilities.

   Years Ended December 31, 1997 and 1996

   Collaborative Research Revenues. The Company recognized collaborative research revenues of $2.6 million for the year ended December 31, 1997, compared to $250,000 during year ended December 31, 1996. Collaborative research revenue for the year ended December 31, 1997 was earned in connection with the Company's collaboration with Biogen for the development and commercialization of Adentri.

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

   General and Administrative Expenses General and administrative expenses increased to $4.2 million for the year ended December 31, 1997, compared to $2.9 million for the year ended December 31, 1996, primarily due to the amortization of deferred compensation expense, personnel recruiting expenses and new administrative expenses associated with becoming a public company.

   Interest and Other Income (Expense), Net. Interest and other income (expense), net increased to $834,000 for the year ended December 31, 1997, compared to $(557,000) for the year ended December 31, 1996. The increase in 1997 was a result of higher average investment balances resulting from the proceeds of the Company's initial public offering completed in November 1996, payments received in connection with the Company's collaboration and license agreements with Biogen entered into in March 1997 and proceeds from the private placement of shares of common stock with Biotech Target S.A., an affiliate of BB Biotech AG of Switzerland ("BB Biotech"), in October 1997. In contrast, during the year ended December 31, 1996, the Company had lower average investment balances and incurred prepayment penalties associated with a restructuring of the Company's debt.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations since inception primarily through private placements of preferred and common stock, public offerings of common stock, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. In November 1996, the Company completed an initial public offering and raised net proceeds of approximately $12.0 million. On March 7, 1997, the Company entered into two research collaboration and license agreements with Biogen that together resulted in cash receipts of $16.0 million. In addition, Biogen agreed to make development milestones and equity investments and provide funding under a general purpose loan facility, all of which are subject to achievement of certain clinical development and commercialization milestones. Biogen will also pay royalties from any future product sales. On October 7, 1997, the Company raised net proceeds of $12.3 million in a private placement of equity securities with BB Biotech. In January 1998, the Company completed a follow-on public offering of 2,575,000 shares of the Company's common stock and raised net proceeds of approximately $19.6 million. In September 1998, the Company arranged equipment financing in the amount of $443,000 resulting in the establishment of a new capital lease. In December 1998, the Company drew down an additional $4.5 million under the general purpose loan facility with Biogen.

   Cash, cash equivalents and marketable securities at December 31, 1998 totaled $44.8 million compared to $38.1 million at December 31, 1997. The increase in 1998 was due to the receipt of $19.6 million in net proceeds from the follow-on public offering that was completed in January 1998 and the $4.5 million in additional funding provided under the general purpose loan facility with Biogen in December 1998. The increase was partially offset by a $1.4 million payment in March 1998, for the early retirement of a capital lease obligation.

   Net cash used in operations for the year ended December 31, 1998 was $13.9 million compared to $3.5 million for the year ended December 31, 1997. The difference in cash used in operating activities in 1998 as compared to 1997 was primarily the result of the $7.0 million up-front payment received in 1997 under the collaboration with Biogen, Inc. and which was treated as deferred revenue as of December 31, 1997. The remaining increase of $3.4 million was primarily due to increased research and development efforts.

   As of December 31, 1998, the Company had invested $7.3 million in property and equipment, of which approximately $4.8 million was financed through equipment and leasehold financings at various times.

   The Company will require substantial additional funding in order to complete its research and development activities and commercialize any potential products. The Company currently estimates that its existing resources and projected interest income will enable the Company to maintain its current and planned operations through the first half of 2000. However, there can be no assurance that the Company will not require additional funding prior to such time or that additional financing will be available on acceptable terms or at all.

   The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors, including those described in "Risk
Factors   CVT must secure additional financing to meet its future needs" and elsewhere in this Report. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of the Company to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical material and other factors not within the Company's control. There can be no assurance that such additional financing to meet the Company's capital requirements will be available on acceptable terms or at all. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise choose or may adversely affect the Company's ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

YEAR 2000

   Many computer systems, applications, information technologies and equipment containing computer related components (generally "computer systems and equipment") are unable to differentiate between the year 2000 and the year 1900 because they were programmed with two-digit, rather than four-digit, date fields. Accordingly, older computer systems that have time-sensitive applications may not properly recognize the year 2000 and beyond ("Year 2000 issue"). This could cause system or equipment shut downs, failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations, including, among other things, inaccurate processing of financial information and/or temporary inabilities to process transactions, manufacture products, or engage in similar normal business activities.

   The Company has formed a committee to assess the impact of the problem on the Company's operations; however, the committee's assessment of the Year 2000 issue is not yet complete. The Company has tested its key computer systems and equipment (including financial, informational and operational systems) and determined that these systems are largely Year 2000 compliant. The Company expects to complete upgrades to its systems which are not Year 2000 compliant by the end of 1999. The Company believes that with these upgrades, the Year 2000 issue will not pose significant operational problems for its computer systems and equipment. However, if such upgrades are not made or are not completed in a timely fashion, the Year 2000 issue might have an adverse impact on the operations of the Company, the precise degree of which cannot be known at this time. The Company currently has no contingency plans to deal with major Year 2000 failures.

   In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, vendors, research partners and governmental entities. If significant numbers of these third parties experience failures in their computer systems, or equipment due to the Year 2000 issue, these failures could affect the Company's ability to process transactions, manufacture products, or engage in similar normal business activities. While some of these risks are outside of the Company's control, the Company has instituted programs, including internal records review and use of external questionnaires, to identify key third parties, assess their level of Year 2000 compliance, update contracts and address any non-compliance issues.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company classifies its cash equivalents and marketable securities as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include U.S. government securities, commercial paper, corporate bonds, and certificates of deposit. The Company classifies its cash equivalents and marketable securities as "variable-rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily included money market accounts. The table below presents the amounts and related weighted interest rates of the Company's investment portfolio as December 31, 1998:

                                                  Average
         (in thousands)                        Interest Rate    Cost      Fair Value
                                               ------------- ---------    ----------
         Cash equivalents
           Variable rate                           5.10%      $11,931      $11,931
         Marketable securities
           Fixed rate                              5.74%      $33,091      $32,850


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's Financial Statements and notes thereto appear beginning on page F-1 of this Report.

                                   PART III

   The information required in Part III of this report is incorporated by reference to the Registrant's Proxy Statement in connection with the Registrant's 1999 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) Index to Financial Statements and Report of Ernst &Young LLP, Independent Auditors

   The Consolidated Financial Statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                                            PAGE

Report of Ernst & Young LLP, Independent Auditors                            F-1
Consolidated Balance Sheets                                                  F-2
Consolidated Statements of Operations                                        F-3
Consolidated Statement of Stockholders' Equity                               F-4
Consolidated Statements of Cash Flows                                        F-6
Notes to Consolidated Financial Statements                                   F-7

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

 EXHIBIT
 NUMBER

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

  10.28** License Agreement between Registrant and Syntex (U.S.A.) Inc., dated March 27,1996. (1)

  10.29** License Agreement between Registrant and Bayer A.G., dated May 7, 1996. (1)

  10.30 Lease Agreement between Registrant and Matadero Creek, dated August 6, 1993 and addendum thereto; Letter Amendment to Lease Agreement, dated June 30, 1994 and SecondAmendment to Lease Agreement, dated June 30, 1994. (1)

  10.31 Master Lease Agreement between Registrant and Hambrecht & Quist Guaranty Finance, LLC, dated September 27, 1996. (1)

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

  10.44** Amendment to License Agreement, effective as of July 3, 1997, between the Registrant and Syntex (U.S.A.), Inc. (4)

  10.45 Common Stock Purchase Agreement, dated October 7, 1997, by and between CV Therapeutics, Inc. and Biotech Target S.A. (5)

  10.46 Letter Agreement between CV Therapeutics, Inc. and Michael M. Wick, M.D., Ph.D., dated April 30, 1997. (5)

  10.47 Transition Agreement between CV Therapeutics, Inc. and Kathy Stafford dated September 15, 1997. (5)

  10.48 First Amendment to Security Agreement, dated as of March 7, 1997, by and between Hambrecht & Quist Guaranty Finance, LLC and CV Therapeutics, Inc. (5)

  10.49 First Amendment to Security Agreement, dated as of March 7, 1997, by and between Hambrecht & Quist Transition Capital, LLC and CV Therapeutics, Inc. (5)

  10.50 First Amendment to Business Loan Agreement, dated as of March 7, 1997, by and between Hambrecht & Quist Transition Capital, LLC and CV Therapeutics, Inc. (5)

  10.51 First Amendment to Master Lease Agreement, dated as of March 7, 1997, by and between Hambrecht & Quist Guaranty Finance, LLC and CV Therapeutics, Inc. (5)

  10.52 Second Amendment to Security Agreement dated as of May 19, 1997, by and between Hambrecht & Quist Guaranty Finance, LLC and CV Therapeutics, Inc. (5)

  10.53 Second Amendment to Security Agreement dated as of May 19, 1997, by and between Hambrecht & Quist Transition Capital, LLC and CV Therapeutics, Inc. (5)

  10.54 Amendment to Research Collaboration and License Agreement (U.S.), dated June 12, 1998, between Biogen, Inc. and CV Therapeutics, Inc. (7)

  10.55 Amendment No. 1 to Loan Agreement, dated as of June 12, 1998, between Biotech Manufacturing Ltd. and CV Therapeutics, Inc. (7)

  10.56** Letter agreement regarding termination of research program of the Research Collaboration and License Agreement, dated June 12, 1998, between Biogen, Inc. and CV Therapeutics, Inc. (7)

  23.1     Consent of Ernst & Young LLP, Independent Auditors.

  24.1     Power of Attorney (included on page 35).

  27.1     Financial Data Schedule for Year Ended December 31, 1998.
______________________

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

(7) Incorporated by reference to Exhibits filed with the Registrant's Quarterly Report on Form 10-Q, for the Third Quarter 1998.

  *  Management contract or compensatory plan or arrangement.

 ** Confidential treatment has previously been granted for portions of this exhibit.

   (b) The Registrant filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1998.

   (c)   See Exhibits listed under Item 14(a)(3).

   (d) The financial statement schedules required by this Item are listed under 14(a)(2).

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf, by the undersigned, thereunto duly authorized, in the City of Palo Alto, County of Santa Clara, State of California, on March 22,1999.

                                        CV THERAPEUTICS, INC.

                                        By:     /s/ LOUIS G.LANGE, M.D., PH.D.
                                           -----------------------------------
                                               Louis G. Lange, M.D., Ph.D.
                                        Chairman of the Board of CV Therapeutics
                                                Chief Executive Officer

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


              SIGNATURE                    TITLE                        DATE

/s/ LOUIS G. LANGE, M.D., PH.D.    Chairman of the Board & Chief  March 22, 1999
---------------------------------   Executive Officer (Principal
    Louis G. Lange, M.D., Ph.D.     Executive Officer)

/s/ DANIEL K. SPIEGELMAN           Chief Financial Officer        March 22, 1999
---------------------------------   (Principal Financial and
    Daniel K. Spiegelman            Accounting Officer

/s/ THOMAS L. GUTSHALL             Director                       March 22, 1999
---------------------------------
    Thomas L. Gutshall

/s/ BARBARA J. MCNEIL, M.D.,PH.D.  Director                       March 22, 1999
---------------------------------
    Barbara J. McNeil, M.D.,Ph.D.

/s/ COSTA G. SEVASTOPOULOS,PH.D.   Director                       March 22, 1999
---------------------------------
    Costa G. Sevastopoulos,Ph.D.

/s/ J. LEIGHTON READ, M.D.         Director                       March 22, 1999
---------------------------------
    J. Leighton Read, M.D.

/s/ ISAAC STEIN                    Director                       March 22, 1999
---------------------------------
    Isaac Stein

/s/ DAVID P. HOLVECK               Director                       March 22, 1999
---------------------------------
    David P. Holveck

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders of CV Therapeutics, Inc.

   We have audited the accompanying consolidated balance sheets of CV Therapeutics, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CV Therapeutics, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                        /s/ Ernst & Young LLP

Palo Alto, California
February 26, 1999

                                         CV THERAPEUTICS, INC.
                                      CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share and per share amounts)

                                                                                   December 31,
                                                                              -------------------------
                                                                                 1998            1997
                                                                              ---------       ---------
                                               ASSETS
Current assets:
  Cash and cash equivalents                                                   $ 11,954        $  6,286
  Marketable securities                                                         32,850          31,804
  Other current assets                                                           1,236           1,249
                                                                              ---------       ---------
Total current assets                                                            46,040          39,339
Notes receivable from related parties                                              450             413
Property and equipment, net                                                      2,664           2,277
Intangible and other assets                                                        176             615
                                                                              ---------       ---------

Total Assets                                                                  $ 49,330        $ 42,644
                                                                              =========       =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $  1,001        $    683
  Accrued liabilities                                                            2,761           1,572
  Current portion of long-term debt                                              1,500           1,500
  Current portion of capital lease obligation                                       80             680
  Deferred revenue                                                                   -           2,000
                                                                              ---------       ---------
Total current liabilities                                                        5,342           6,435
Long-term debt                                                                   7,500           4,500
Capital lease obligation                                                           338             552
Deferred revenue                                                                 1,000           4,009
Other liabilities                                                                  412             591
                                                                              ---------       ---------
Total liabilities                                                               14,592          16,087
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized, none
       issued and outstanding                                                        -               -
  Common stock, $0.001 par value, 30,000,000 shares authorized, 11,209,078 and 8,458,063 shares issued and outstanding at December 31, 1998 and
       1997, respectively; at amounts paid in                                  104,211          84,037
  Warrants to purchase common stock                                              1,225           1,225
  Notes receivable issued for stock                                               (108)           (108)
  Deferred compensation                                                         (1,049)         (1,649)
  Accumulated deficit                                                          (69,553)        (56,951)
  Cumulative other comprehensive income                                             12               3
                                                                              ---------       ---------
Total stockholders' equity                                                      34,738          26,557
                                                                              ---------       ---------

Total Liabilities and Stockholders' Equity                                    $ 49,330        $ 42,644
                                                                              =========       =========

                                       See accompanying notes

                                         CV THERAPEUTICS, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands, except per share amounts)

                                                                       Year ended December 31,
                                                               -----------------------------------------
                                                                  1998            1997            1996
                                                               ---------       ---------       ---------
Revenues:
  Collaborative research                                       $  4,509        $  2,578        $    250
Operating expenses:
  Research and development                                       14,578          10,568           7,141
  General and administrative                                      4,158           4,169           2,917
                                                               ---------       ---------       ---------
Total operating expenses                                         18,736          14,737          10,058
                                                               ---------       ---------       ---------
Loss from operations                                            (14,227)        (12,159)         (9,808)
Interest income                                                   2,749           1,760             587
Interest and other expense                                       (1,124)           (926)         (1,144)
                                                               ---------       ---------       ---------
Net loss                                                       $(12,602)       $(11,325)       $(10,365)
                                                               =========       =========       =========
Basic and diluted net loss per share                           $  (1.16)       $  (1.58)       $  (9.83)
                                                               =========       =========       =========
Shares used in computing basic and diluted
  net loss per share                                             10,905           7,157           1,054
                                                               =========       =========       =========

                                        See accompanying notes

                                                       CV THERAPEUTICS, INC.
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                            YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                         (in thousands, except share and per share amounts)

                                                                   Convertible                                           Warrants to
                                                                 Preferred Stock                 Common Stock              Purchase
                                                            --------------------------     ---------------------------      Common
                                                               Shares          Amount        Shares           Amount         Stock
                                                            ------------      --------    ------------      ----------     --------

Balances at December 31, 1995                                25,471,045       $36,388         368,081       $     258      $   544
Issuance of units consisting of one share of Series E
  preferred stock and one warrant to purchase half of one
  share of Series E preferred stock at $2.00 per share          375,000           750               -               -            -
Issuance of units consisting of one share of Series G
  preferred stock and one warrant to purchase 0.15 of one
  share of common stock at $20.00 per share, net of
  issuance costs of $80                                       6,535,970        12,992               -               -            -
Issuance of common stock, net of repurchases                          -             -       2,578,489          12,704            -
Convertible preferred stock converted to common stock
  upon the initial public offering                          (32,382,015)      (50,130)      3,238,201          50,130            -
Issuance of warrants                                                  -             -               -               -          681
Notes receivable from officers for exercise of certain
  stock options                                                       -             -               -               -            -
Compensation related to certain stock options                         -             -               -           2,322            -
Amortization of deferred compensation                                 -             -               -               -            -
Net loss                                                              -             -               -               -            -
                                                            ------------      --------    ------------      ----------     --------
Balances at December 31, 1996                                         -             -       6,184,771          65,414        1,225
Issuance of common stock, net of repurchases                          -             -       2,273,292          18,276            -
Unrealized gain on investments                                        -             -               -               -            -
Compensation expense related to certain stock options                 -             -               -              51            -
Reduction of initial public offering issuance costs                   -             -               -              58            -
Deferred compensation related to grants of certain non-
  qualified stock options                                             -             -               -             564            -
Repayment of notes receivable for exercise of certain
  stock options                                                       -             -               -               -            -
Amortization and reduction of deferred compensation                   -             -               -            (326)           -
Net loss                                                              -             -               -               -            -
                                                            ------------      --------    ------------      ----------     --------
Balances at December 31, 1997                                         -             -       8,458,063          84,037        1,225
Issuance of common stock, net of repurchases                          -             -       2,751,015          20,025            -
Unrealized gain on investments                                        -             -               -               -            -
Deferred compensation related to grants of certain
  stock options                                                       -             -               -             274            -
Amortization and reduction of deferred compensation                   -             -               -            (125)           -
Net loss                                                              -             -               -               -            -
                                                            ------------      --------    ------------      ----------     --------
Balances at December 31, 1998                                         -       $     -      11,209,078       $ 104,211      $ 1,225
                                                            ============      ========    ============      ==========     ========

                                                      See accompanying notes

                                                       CV THERAPEUTICS, INC.
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Continued)
                                            YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                         (in thousands, except share and per share amounts)

                                                                                                         Cumulative
                                                                Notes                                      Other         Total
                                                             Receivable     Deferred     Accumulated   Comprehensive  Stockholders'
                                                            From Officers Compensation     Deficit         Income        Equity
                                                              --------      --------      ---------       --------      ---------

 Balances at December 31, 1995                                   (125)      $     -        (35,261)       $     -       $  1,804
 Issuance of units consisting of one share of Series E
   preferred stock and one warrant to purchase half of one
   share of Series E preferred stock at $2.00 per share             -             -              -              -            750
 Issuance of units consisting of one share of Series G
   preferred stock and one warrant to purchase 0.15 of one
   share of common stock at $20.00 per share, net of
   issuance costs of $80                                            -             -              -              -         12,992
 Issuance of common stock, net of repurchases                       -             -              -              -         12,704
 Convertible preferred stock converted to common stock
   upon the initial public offering                                 -             -              -              -              -
 Issuance of warrants                                               -             -              -              -            681
 Notes receivable from officers for exercise of certain
   stock options                                                  (46)            -              -              -            (46)
 Compensation related to certain stock options                      -        (2,322)             -              -              -
 Amortization of deferred compensation                              -           156              -              -            156
 Net loss                                                           -             -        (10,365)             -        (10,365)
                                                              --------      --------      ---------       --------      ---------
 Balances at December 31, 1996                                   (171)       (2,166)       (45,626)             -         18,676
 Issuance of common stock, net of repurchases                       -             -              -              -         18,276
 Unrealized gain on investments                                     -             -              -              3              3
 Compensation expense related to certain stock options              -             -              -              -             51
 Reduction of initial public offering issuance costs                -             -              -              -             58
 Deferred compensation related to grants of certain non-
   qualified stock options                                          -          (564)             -              -              -
 Repayment of notes receivable for exercise of certain
   stock options                                                   63             -              -              -             63
 Amortization and reduction of deferred compensation                -         1,081              -              -            755
 Net loss                                                           -             -        (11,325)             -        (11,325)
                                                              --------      --------      ---------       --------      ---------
 Balances at December 31, 1997                                   (108)       (1,649)       (56,951)             3         26,557
 Issuance of common stock, net of repurchases                       -             -              -              -         20,025
 Unrealized gain on investments                                     -             -              -              9              9
 Deferred compensation related to grants of certain
   stock options                                                    -          (274)             -              -              -
 Amortization and reduction of deferred compensation                -           874              -              -            749
 Net loss                                                           -             -        (12,602)             -        (12,602)
                                                              --------      --------      ---------       --------      ---------
 Balances at December 31, 1998                                   (108)      $(1,049)       (69,553)       $    12       $ 34,738
                                                              ========      ========      =========       ========      =========

                                                      See accompanying notes

                                            CV THERAPEUTICS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)

                                                                              Year Ended December 31,
                                                                      -----------------------------------------
                                                                         1998            1997            1996
                                                                      ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $(12,602)       $(11,325)       $(10,365)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization of deferred compensation                                    750             755             156
  Depreciation and amortization                                          1,184           1,101           1,127
  Warrant issued under capital lease                                         -               -             160
  Issuance of capital stock and warrants for payment of license fees         -             544             750
  Change in assets and liabilities:
    Other current assets                                                    13            (795)            556
    Intangible and other assets                                            439            (208)           (461)
    Accounts payable                                                       318             278               -
    Accrued and other liabilities                                        1,010             140            (249)
    Deferred revenue                                                    (5,009)          6,009               -
                                                                      ---------       ---------       ---------
Net cash used in operating activities                                  (13,897)         (3,501)         (8,326)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                               (27,752)        (44,417)         (1,993)
Maturities of investments                                               26,365          14,609               -
Capital expenditures                                                    (1,221)           (143)            (64)
Notes receivable from officers and employees                               (37)            125             104
                                                                      ---------       ---------       ---------
Net cash used in investing activities                                   (2,645)        (29,826)         (1,953)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under capital lease obligations                                 443               -               -
Payments on capital lease obligations                                   (1,257)           (788)           (356)
Borrowings under long-term debt                                          4,500           3,000           5,000
Repayments of long-term debt                                            (1,500)            (15)         (6,576)
Net proceeds from issuance of common stock (and bridge loans
  subsequently converted into common stock), net of repurchases         20,024          17,841          12,346
Proceeds from issuance of warrant                                            -               -             879
Proceeds from issuance of convertible preferred stock                        -               -          12,992
                                                                      ---------       ---------       ---------
Net cash provided by financing activities                               22,210          20,038          24,285
                                                                      ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents                     5,668         (13,289)         14,006
Cash and cash equivalents at beginning of year                           6,286          19,575           5,569
                                                                      ---------       ---------       ---------
Cash and cash equivalents at end of year                              $ 11,954        $  6,286        $ 19,575
                                                                      =========       =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                $    758        $    647        $    912
                                                                      =========       =========       =========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Notes receivable issued to officers in connection with exercise of
  certain stock options                                               $      -        $      -        $     46
                                                                      =========       =========       =========
Issuance of warrants in connection with debt financing                $      -        $      -        $    681
                                                                      =========       =========       =========

                                            See accompanying notes

                            CV THERAPEUTICS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Company

   CV Therapeutics is a biopharmaceutical company focused on the application of molecular cardiology to the discovery, development and commercialization of novel small molecule drugs for the treatment of cardiovascular disease. Since its inception in December 1990, substantially all of the Company's resources have been dedicated to research and development activities, including a portion performed on behalf of collaborators.

   Principles of Consolidation

   The financial statements include the accounts of the Company and its wholly-owned subsidiary, CV Therapeutics International, which was incorporated in December 1993 in the Cayman Islands and dissolved in October 1998. All significant intercompany balances, prior to the dissolution, have been eliminated.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Reclassifications

   Certain prior period balances have been reclassified to conform to the 1998 presentation.

   Research and Development

   Research and development expenses include direct and research and development-related overhead expenses.

   Cash Equivalents and Investments

   The Company considers all highly liquid debt investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash equivalents consist primarily of money market funds. All other liquid investments are classified as marketable securities. The Company limits its concentration of risk by diversifying its investments among a variety of issuers.

   Management determines the appropriate classification of investment securities at the time of purchase and reaffirms such designation as of each balance sheet date. At December 31, 1998 and 1997, all investment securities are designated as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss).
The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on available-for-sale securities are included in the statement of operations, if any. There have been no realized gains or losses through December 31, 1998.

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

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Revenue Recognition

   Revenue under the Company's collaborative research arrangements is recognized based on the performance requirements of the contract. Payments received, which are still subject to future performance requirements, are recorded as deferred revenue until earned.

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

   A reconciliation of the shares used in the calculation of basic and diluted net loss per share follows:

                                                                          Year ended December 31,
                                                                 -----------------------------------------
                                                                    1998            1997            1996
                                                                 ---------       ---------       ---------
                                                                      (in thousands, except per share
                                                                               amounts)
Net loss                                                          (12,602)        (11,325)        (10,365)
Weighted average shares of common stock outstanding                10,905           7,157           1,054
                                                                 =========       =========       =========
Basic and diluted net loss per share                                (1.16)          (1.58)          (9.83)
                                                                 =========       =========       =========


   Had the Company been in a net income position, diluted earnings per share would have been presented and would have included the shares used in computation of basic net loss per share as well as an additional 852,000 shares for the year ended December 31, 1996, relating to outstanding options and warrants (prior to the application of the treasury stock method) and stock subject to repurchase. The 1996 net loss per share excludes the effects of preferred stock which converted to common stock upon the Company's initial public offering. Had the preferred stock been included in the 1996 calculation from the date of issuance, the net loss per share would have been $2.77.

   Stock-Based Compensation

   The Company accounts for stock options granted to employees using the intrinsic-value method and, thus, recognizes no compensation expense for options granted with exercise prices equal to the fair market value of the Company's common stock on the date of the grant.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   New Accounting Pronouncements

   As of January 1, 1998, the Company adopted Statement 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The components of comprehensive income (loss) for the years ended December 31 are as follows:

                                                        1998            1997            1996
                                                     ---------       ---------       ---------
(in thousands)
Net loss                                             $(12,602)       $(11,325)       $(10,365)
Unrealized gains on securities                              9               3               -
                                                     ---------       ---------       ---------
Comprehensive loss                                   $(12,593)       $(11,322)       $(10,365)
                                                     =========       =========       =========


2. LICENSE AND COLLABORATION AGREEMENTS

   University of Florida Research Foundation, Inc.

   In June 1994, the Company entered into a license agreement with the University of Florida Research Foundation, Inc. ("UFRFI") under which the Company received exclusive worldwide rights to develop adenosine A1 receptor antagonists for the detection, prevention and treatment of human and animal diseases. In consideration for the license, the Company paid UFRFI an initial license fee and is obligated to pay royalties based on net sales of products, which utilize the licensed technology. Pursuant to the agreement, the Company must exercise commercially reasonable efforts to develop and commercialize one or more products covered by the licensed technology and is obligated to meet milestones in completing certain preclinical work. In the event the Company fails to reach those milestones, UFRFI may convert the exclusive license into a non-exclusive license.

   Syntex (U.S.A.) Inc.

   In March 1996, the Company entered into a license agreement with Syntex (U.S.A.) Inc. ("Syntex"), which is an indirect subsidiary of Roche Holding Limited, for the United States and foreign patent rights to a compound having the generic name of ranolazine for products treating angina and certain other cardiovascular indications. Pursuant to the agreement, Syntex provided certain quantities of the compound to the Company. The license agreement is exclusive and worldwide except for certain countries in Asia. As consideration for the licensee agreement, the Company issued 37,500 shares of its common stock and a five year warrant to purchase 18,750 shares of its common stock at $20.00 per share and recognized research and development expenses of $750,000. In addition, the Company is obligated to make payments on the achievement of certain development milestones and to make royalty payments based on net sales of products which utilize the licensed technology. The Company is required to use commercially reasonable efforts to develop the compound for angina within certain milestone guidelines. The license agreement also sets milestones within which the Company must launch products in each country covered by the license or lose exclusivity in such territories. The Company paid $1.5 million to Syntex in 1997 in a combination of cash and common stock and will owe an additional milestone payment upon FDA approval of an NDA for ranolazine.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. LICENSE AND COLLABORATION AGREEMENTS (CONTINUED)

   Biogen

   In March 1997, the Company entered into two research collaboration and license agreements with Biogen, Inc. The agreements grant Biogen the exclusive worldwide right to develop and commercialize Adentri for all indications. In exchange, the Company received up-front cash payments totaling $16.0 million. Of this amount $820,000 was recognized as revenue immediately, $7.0 million was deferred subject to Biogen achieving specific milestones and the Company fulfilling its research obligations, $5.2 million was for the purchase of 669,857 shares of the Company's common stock and $3.0 million was funding under a credit facility. Of the $7.0 million of deferred revenue, $1.8 million represents a premium over the $5.2 million market value that was paid for the 669,857 shares of the Company's common stock. Approximately $1.0 million of the deferred revenue was recognized in 1997 which approximated costs for research services. In February 1998, CVT terminated the research component of the agreements and, as a result, approximately $4.0 million of deferred revenue was recognized as there were no further research obligations related to this funding. In December 1998 the Company borrowed an additional $4.5 million in connection with the final study report from an earlier phase II study of Adentri, which was jointly prepared by the Company and Biogen. Under the agreements, the Company may receive milestone payments ($1.0 million of which has been pre-funded by Biogen and included in deferred revenue), equity investments, and access to a general purpose loan facility (see Note 5) based on achievements of certain development milestones. In addition, the Company will receive royalties from any future product sales.

3. INVESTMENTS

   Following is a summary of available-for-sale securities at fair value. Fair value is based on quoted market prices for these investments.

                                                                       December 31,
                                                                 -----------------------
                                                                   1998          1997
                                                                 ---------     ---------
                                                                     (in thousands)
          Cash equivalents
            Money market funds                                   $ 11,931      $  3,353
            Commercial paper                                            -           998
            Corporate bonds                                             -         1,900
                                                                 ---------     ---------
                                                                 $ 11,931      $  6,251
                                                                 =========     =========
          Marketable securities
            US Government securities                             $      -      $  2,000
            Certificates of deposit                                     -         1,000
            Corporate bonds                                        32,850        28,804
                                                                 ---------     ---------
                                                                 $ 32,850      $ 31,804
                                                                 =========     =========


   As of December 31, 1998 and 1997, the difference between the fair value and the amortized cost of available-for-sale securities was insignificant. As of December 31, 1998, the Company had marketable securities with maturities of less than one year of $24.9 million and greater than one year of $7.9 million. The average contractual maturity as of December 31, 1998 was approximately seven months, with no single investment's maturity exceeding 17 months.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. PROPERTY AND EQUIPMENT

   Property and equipment are recorded at cost and consist of the following:

                                                                      December 31,
                                                                 ---------------------
                                                                   1998         1997
                                                                 --------     --------
                                                                    (in thousands)
          Machinery and equipment                                $ 3,623      $ 2,556
          Furniture and fixtures                                     576          573
          Leasehold improvements                                   3,149        2,997
                                                                 --------     --------
                                                                   7,348        6,126
          Less accumulated depreciation and amortization          (4,684)      (3,849)
                                                                 --------     --------
                                                                 $ 2,664      $ 2,277
                                                                 ========     ========


   Property and equipment include $443,000 and $4.3 million recorded under capital leases at December 31, 1998 and 1997, respectively. Accumulated amortization related to leased assets totaled $30,000 and $2.9 million at December 31, 1998 and 1997, respectively (see Note 6).

5. LONG-TERM DEBT

   Long-term debt consists of the following:

                                                                                      December 31,
                                                                                 ---------------------
                                                                                   1998         1997
                                                                                 --------     --------
                                                                                      (in thousands)
          Biogen loan agreement at prime plus 1.0% with interest due annually on March 10th; first $3.0 million of principal due in equal installments beginning March 10, 2000 through February
            10, 2005; remaining $4.5 million to be deducted from future royalty  $ 7,500      $ 3,000
            payments or repaid through the issuance of common stock
          Loan at 9.0%, principal payments in equal installments
            monthly beginning April 1, 1998 through September 1, 1999.
            Interest due monthly, subject to the Company's rights of payment
            deferral                                                               1,500        3,000
                                                                                 --------     --------
                                                                                   9,000        6,000
          Less current portion                                                    (1,500)      (1,500)
                                                                                 --------     --------
          Long-term portion                                                      $ 7,500      $ 4,500
                                                                                 ========     ========


   The carrying value of the Company's loans approximates fair value at December 31, 1998 and 1997. The fair value of the Company's loans was estimated using discounted cash flow analysis, based on the incremental borrowing rates currently available to the Company for borrowings with similar terms and maturity.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. LONG-TERM DEBT (CONTINUED)

   On March 7, 1997, the Company entered into an unsecured loan agreement with Biotech Manufacturing in association with the Biogen Agreements (see
Note 2). Under the terms of the Biotech Manufacturing loan agreement, Biotech Manufacturing shall make available to CVT for general purposes an amount not to exceed $12.0 million. Upon the effective date of the Biogen Agreements, the Company drew down $3.0 million of the loan. The Company drew down an additional $4.5 million in December 1998 in connection with the final study report from an earlier phase II study of Adentri, which was jointly prepared by the Company and Biogen. Additional funding under the terms of the loan is subject to achievement of certain clinical developments and commercialization milestones. The Company is obligated to repay $3.0 million of the current outstanding principal portion of the credit facility, which bears interest on the outstanding principal at a rate equal to prime plus one percent (1%) (8.75% at December 31. 1998), by February 2005. The remaining $4.5 million will be repaid through a reduction of royalties, owed by Biogen to the Company, beginning eighteen months after the first commercial sale of Adentri. The Company, at its option, may issue common stock at fair market value as of the date of repayment as an alternative to the royalty reduction. Upon termination of the Biogen Agreements prior to repayment of the $4.5 million through royalty reduction, CVT, at its option, shall repay the loan in cash or issue its common stock at fair value as of the date of repayment.

   In September 1996, the Company completed a refinancing of its existing debt obligations with $5.0 million of debt financing from entities associated with Hambrecht & Quist Group ("H&Q Debt Financings"). The H&Q Debt Financings consist of a $3.0 million term loan which bears interest at the rate of 9.0% per annum, secured by all of the assets of the Company, and has a final maturity in September 1999, and a $2.0 million term loan, which bore interest at 9.0% per annum and was due January 1, 1997. The remaining outstanding principal balance is $1.5 million at December 31, 1998

6. LEASES

   The Company leases certain equipment under a noncancellable capital lease. A previous capital lease was retired in March 1998. The early retirement payment included $303,000 in excess of recorded liability and required the acceleration of $68,000 for the amortization of debt issuance costs which would have otherwise been recognized over the following eighteen months.

    The Company leases its facilities under noncancellable operating leases. The facilities lease expires February 2002 and includes an option to renew the lease for an additional five years. In November 1995 and April 1997, the Company entered into two noncancellable sublease agreements whereby it leased excess space to a separate company, which sublease agreements will expire in March 1999 and April 1999 respectively. Aggregate future minimum rentals to be received by the Company as of December 31, 1998 totaled $235,000.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. LEASES (CONTINUED)

   Following is a schedule of future minimum lease payments at December 31, 1998:

                                                                  Operating     Capital
                                                                   Leases       Leases
                                                                   --------     -------
                                                                     (in thousands)
          Year ending December 31,
            1999                                                   $ 1,244      $ 111
            2000                                                     1,254        112
            2001                                                     1,284        111
            2002                                                       215        163
                                                                   --------     ------
          Total minimum payments                                   $ 3,997      $ 497
          Less amount representing interest                        ========       (79)
                                                                                ------
          Present value of future lease payments                                  418
          Less current portion                                                    (80)
                                                                                ------
          Long-term portion                                                     $ 338
                                                                                ======


   Rent expense, net of sublease rentals, for the years ended December 31, 1998, 1997, and 1996 was $396,000, $339,000 and $451,000, respectively.

7. RELATED PARTY TRANSACTIONS

   From 1992 through 1998, the Company issued loans to certain of the Company's officers and employees related to relocation, purchases of stock and other purposes of which loans aggregating $571,000 and $521,000 were outstanding at December 31, 1998 and 1997, respectively. These loans bear interest at 4.51% to 6.53% per annum. The amounts are repayable on various dates through January 1, 2004. As of December 31, 1998 and 1997, loans for $108,000 related to the purchase of common stock have been included in stockholders' equity.

8. STOCKHOLDERS' EQUITY

   Employee Stock Purchase Plan

   In September 1996, the board of directors adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 150,000 shares of the Company's common stock. The Purchase Plan is designed to allow eligible employees of the Company or an affiliate of the Company to purchase shares of the Company's common stock at quarterly intervals through their periodic payroll deductions, which may not exceed 15 percent of any employee's compensation, at a price not less than the lesser of an amount equal to 85 percent of the fair market value of the Company's common stock at quarterly dates within the offering period or an amount equal to 85 percent of the fair market value of the Company's common stock on the purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. The Company has issued 36,748 shares under the Purchase Plan through December 31, 1998.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. STOCKHOLDERS' EQUITY (CONTINUED)

   Stock Option Plans

   The Company reserved 345,000 shares of common stock for issuance under its amended and restated 1992 Stock Option Plan, which provides for common stock options to be granted to employees, consultants, officers, and directors. The board of directors will not grant additional options under the 1992 Stock Option Plan.

   The Company reserved 1,800,000 shares of common stock for issuance under its amended and restated 1994 Equity Incentive Plan. The Equity Incentive Plan provides for common stock options to be granted to employees of and consultants to the Company and its affiliates. The Plan allows for the grant of incentive stock options, non-statutory stock options, stock bonuses, and rights to purchase restricted stock and stock appreciation rights. Options and rights granted under this plan expire no later than 10 years from the date of grant. The exercise price of each incentive stock option shall be not less than 100% of the fair market value of the stock subject to the option on the date the option is granted. The exercise price of each non-statutory option shall be not less than 85% of the fair market value of the stock subject to the option on the date the option is granted. The vesting provisions of individual options may vary but in each case will provide for vesting of at least 20% of the total number of shares subject to the option per year.

   The Company's Non-Employee Directors' Stock Option Plan was amended and restated in 1996 to allow the granting of up to 250,000 shares of common stock to directors of the Company who are not otherwise an employee of, or consultant to the Company or any affiliate of the Company. Options granted under this plan expire no later than 10 years from the date of grant. The exercise price of each option shall be the fair market value of the stock subject to such option on the date such option is granted. The options generally vest in increments over a period of three years from the date of grant.

   Outside of the Company's stock option plans, from May 1993 through June 1995, the Company granted options to purchase 85,500 shares of common stock to employees and consultants. The exercise prices ranged from $0.80 to $2.50 per share, which exercise prices represented the fair value of the common stock at the respective grant dates as determined by the board of directors. The stock option terms vary between the individual grants and were approved by the board of directors.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.STOCKHOLDERS' EQUITY (CONTINUED)

   The following table summarizes option activity under all option plans:

                                                              Outstanding Options
                                               -------------------------------------------------
                                                 Shares      Number                         Weighted
                                               Available       of         Price per         Average
                                               for Grant     Shares         Share        Exercise Price
                                                -------     -------    ----------------    ---------
                                                   (in thousands, except per share amounts)
 Balance at December 31, 1995                      111         709      $0.80 - $ 2.50      $1.98
 Shares authorized                                 529           -            -                -
 Options granted                                  (356)        356      $         2.50      $2.50
 Options forfeited                                 189        (186)     $0.80 - $ 2.50      $2.19
 Options exercised                                   -         (71)     $0.80 - $ 2.50      $1.65
                                                -------     -------
 Balance at December 31, 1996                      473         808      $0.80 - $ 2.50      $2.18
 Shares authorized                               1,000           -            -                -
 Options granted                                  (447)        447      $6.88 - $10.88      $8.25
 Options forfeited                                  52         (52)     $0.80 - $ 8.50      $2.89
 Options exercised                                   -        (126)     $0.80 - $ 2.50      $1.72
                                                -------     -------
 Balance at December 31, 1997                    1,078       1,077      $0.80 - $10.88      $4.72
 Options granted                                  (533)        533      $4.75 - $10.38      $9.04
 Options forfeited                                 116        (116)     $0.80 - $10.00      $4.91
 Options exercised                                   -         (79)     $0.80 - $ 8.50      $2.45
                                                -------     -------
 Balance at December 31, 1998                      661       1,415      $0.80 - $10.88      $6.48
                                                =======     =======


   In March and June 1996, options to purchase a total of 8,835 and 40,505 shares of common stock, respectively, were granted at an exercise price of $2.50 per share. Deferred compensation of $172,000 was recorded on these option grants based on the deemed fair value of common stock of approximately $6.25. In September 1996, the Company granted options to purchase a total of 296,500 shares of common stock at an exercise price of $2.50 per share and additional deferred compensation of approximately $2.2 million was recorded based on the deemed fair value of common stock of approximately $9.75.

   The following table summarizes information about stock options outstanding at December 31, 1998:

                                           Outstanding Options
----------------------------------------------------------------------------------------------------------
                                                Weighted                           Exercisable Options
                                                Average                         --------------------------
                                Shares         Remaining         Weighted      Number of     Weighted
                             Outstanding    Contractual Life Average Exercise   Shares    Average Exercise
Range of Exercise Prices    (in thousands)    (in years)          Price     (in thousands)    Price
------------------------       -------           -----            ------        ------        -------
$0.80 - $ 2.50                    494             7.0             $2.28           401         $ 2.23
$4.75 - $ 9.00                    496             8.7             $8.07           164         $ 7.90
$9.13 - $10.88                    425             8.7             $9.52            58         $10.34
                               -------                                          ------
$0.80 - $10.88                  1,415             8.1             $6.48           623         $ 4.48
                               =======                                          ======


                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. STOCKHOLDERS' EQUITY (CONTINUED)

   Pro Forma Information--Stock-Based Compensation

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized.

   Pro forma information regarding net loss and loss per share is required by SFAS 123 for awards granted after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model (minimum value model for awards prior to the Company's initial public offering). The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                                           Options
                                                                     --------------------
                                                                     1998    1997    1996
                                                                     ----    ----    ----
          Expected life (years)                                      4.9     4.6     5.1
          Expected volatility (After November 19, 1996, the initial
            public offering)                                         .54     .67     .70
          Risk-free interest rate                                    5.5%    6.3%    6.4%


   For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period. The Company's pro forma information follows (in thousands except for loss per share information):

                                                            1998          1997          1996
                                                         ---------     ---------     ---------
          Net loss:
            As reported                                  $(12,602)     $(11,325)     $(10,365)
                                                         =========     =========     =========
            Pro forma                                    $(13,691)     $(12,225)     $(10,771)
                                                         =========     =========     =========
          Net loss per share:
            As reported                                  $  (1.16)     $  (1.58)     $  (9.83)
                                                         =========     =========     =========
            Pro forma                                    $  (1.25)     $  (1.71)     $ (10.22)
                                                         =========     =========     =========


   Because SFAS 123 is applicable only to awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

   The weighted-average fair value of options granted with exercise prices at and below fair value of the Company's common stock during 1998, 1997 and 1996 were:

                                                                1998      1997      1996
                                                               ------    ------    ------
          Fair value at grant:                                 $4.63     $5.34     $ -
          Below fair value at grant date:                      $ -       $5.39     $7.45


                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. STOCKHOLDERS' EQUITY (CONTINUED)

   Warrants

   The following table summarizes warrants to purchase the Company's common stock which were issued in connection with various financing, lending and equipment lease arrangements as of December 31, 1998:

                                                           Exercise     Number of
 Date of Issuance                                            Price       Shares      Expiration Date
 ----------------                                          --------     ---------    ---------------
 April 1993                                                 $25.00       100,000      April 2003
 March and April 1994                                       $20.00        21,926      March 1999
 April 1995                                                 $ 8.90        40,000      April 2005
 September and November 1995                                $20.00       196,078      September 2000
 December 1995                                              $20.00         3,750      December 2000
 March 1996                                                 $20.00        18,750      September 2000
 September 1996                                             $20.00        84,500      September 2001
                                                                        ---------
 Total                                                                   465,004
                                                                        =========


   The Company has reserved 465,004 shares of its common stock for issuance upon the issuance of the above warrants.

9. INCOME TAXES

   As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $61.5 million. The Company also had federal research and development tax credit carryforwards of approximately $2.5 million. The difference between the federal net operating loss carryforwards and the accumulated deficit relates primarily to losses generated by the Company's wholly-owned subsidiary, CV Therapeutics International. The net operating loss and credit carryforwards will expire at various dates beginning in 2008 through 2018, if not utilized.

   Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 1998 are as follows:

                                                                  1998          1997
                                                               ---------     ---------
                                                                   (in thousands)
          Net operating loss carryforwards                     $ 22,210      $ 17,800
          Research credits (expiring 2008-2018)                   3,580         2,700
          Capitalized research and development                    2,610         2,200
          Other, net                                              1,590           990
                                                               ---------     ---------
          Total deferred tax assets                              29,990        23,690
          Valuation allowance for deferred tax assets           (29,990)      (23,690)
                                                               ---------     ---------
          Total                                                $      -      $      -
                                                               =========     =========


   The valuation allowance increased by $4.9 million and $4.6 million during the years ended December 31, 1997, and 1996, respectively.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. SUBSEQUENT EVENTS

   In February 1999, the Company announced that the board of directors approved the adoption of a Stockholders Rights Plan under which all stockholders of record as of February 23, 1999 will receive rights to purchase shares of a new series of preferred stock.

   The Rights Plan is designed to enable all CVT shareholders to realize the full value of their investment and to provide for fair and equal treatment for all stockholders in the event that an unsolicited attempt is made to acquire CVT. The adoption of the Rights Plan in intended as a means to guard against abusive takeover tactics and was not in response to any particular proposal.

   The rights will be distributed as a non-taxable dividend and will expire in ten years from the Record Date. The rights will be exercisable only if a person or group acquires 20 percent or more of the CVT common stock or announces a tender offer of CVT's common stock. If a person acquires 20 percent or more of CVT's common stock, all rightsholders except the buyer will be entitled to acquire CVT common stock at discount. The effect will be to discourage acquisitions of more than 20 percent of CVT's common stock without negotiations with the Board.