Form 10-Q
period 1999-03-31
CV THERAPEUTICS INC
filed 1999-05-12
CIK 921506

________________________________________________________________________________


________________________________________________________________________________


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                            ______________________

                                  FORM 10-Q

     ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

     (    )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________
                       COMMISSION FILE NUMBER: 0-21643
                        ______________________________

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

   The number of shares of Common Stock, $0.001 par value, outstanding as of April 30, 1999 was 11,248,255.


________________________________________________________________________________


________________________________________________________________________________

                        PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                         CV THERAPEUTICS, INC.
                                      CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share and per share amounts)
                                              (unaudited)

                                                                              March 31,     December 31,
                                                                                 1999            1998
                                                                              ---------       ---------
                                                                              (unaudited)        (1)
                                               ASSETS
Current assets:
  Cash and cash equivalents                                                   $  7,068        $ 11,954
  Marketable securities                                                         32,358          32,850
  Other current assets                                                           1,048           1,236
                                                                              ---------       ---------
Total current assets                                                            40,474          46,040
Notes receivable from related parties                                              450             450
Property and equipment, net                                                      2,767           2,664
Intangible and other assets                                                        144             176
                                                                              ---------       ---------

Total Assets                                                                  $ 43,835        $ 49,330
                                                                              =========       =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $  1,030        $  1,001
  Accrued liabilities                                                            2,581           2,761
  Current portion of long-term debt                                              1,000           1,500
  Current portion of capital lease obligation                                       82              80
                                                                              ---------       ---------
Total current liabilities                                                        4,693           5,342
Long-term debt                                                                   7,500           7,500
Capital lease obligation                                                           316             338
Deferred revenue                                                                 1,000           1,000
Other liabilities                                                                  369             412
                                                                              ---------       ---------
Total liabilities                                                               13,878          14,592
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized, none
       issued and outstanding                                                        -               -
  Common stock, $0.001 par value, 30,000,000 shares authorized, 11,246,044 and 11,209,078 shares issued and outstanding at March 31, 1999 and
       December 31, 1998, respectively; at amounts paid in                     104,316         104,211
  Warrants to purchase common stock                                              1,225           1,225
  Notes receivable issued for stock                                                (87)           (108)
  Deferred compensation                                                           (876)         (1,049)
  Accumulated deficit                                                          (74,606)        (69,553)
  Cumulative other comprehensive income                                            (15)             12
                                                                              ---------       ---------
Total stockholders' equity                                                      29,957          34,738
                                                                              ---------       ---------

Total Liabilities and Stockholders' Equity                                    $ 43,835        $ 49,330
                                                                              =========       =========


(1) Derived from the audited financial statements included in the Company's Annual Report on Form 10-K for 1998


                                       See accompanying notes

                                         CV THERAPEUTICS, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands, except per share amounts)
                                              (unaudited)

                                                                Three months ended March 31,
                                                                 -------------------------
                                                                    1999            1998
                                                                 ---------       ---------
Revenues:
  Collaborative research                                         $      -        $  4,183
Operating expenses:
  Research and development                                          4,199           3,336
  General and administrative                                        1,184           1,008
                                                                 ---------       ---------
Total operating expenses                                            5,383           4,344
                                                                 ---------       ---------
Loss from operations                                               (5,383)           (161)
Interest income                                                       575             717
Interest and other expense                                           (245)           (611)
                                                                 ---------       ---------
Net loss                                                         $ (5,053)       $    (55)
                                                                 =========       =========
Basic and diluted net loss per share                             $  (0.45)       $  (0.01)
                                                                 =========       =========
Shares used in computing basic and diluted
  net loss per share                                               11,232          10,221
                                                                 =========       =========

                                        See accompanying notes

                                            CV THERAPEUTICS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                 (unaudited)

                                                                       Three months ended March 31,
                                                                        -------------------------
                                                                           1999            1998
                                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $ (5,053)       $    (55)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Amortization of deferred compensation                                      170             163
  Depreciation and amortization                                              382             257
  Change in assets and liabilities:
    Other current assets                                                     188            (128)
    Intangible and other assets                                               32             347
    Accounts payable                                                          29            (278)
    Accrued and other liabilities                                           (223)             38
    Deferred revenue                                                           -          (4,108)
                                                                        ---------       ---------
Net cash used in operating activities                                     (4,475)         (3,764)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                                  (5,643)        (13,860)
Maturities of investments                                                  6,000           6,000
Capital expenditures                                                        (377)           (107)
Notes receivable from officers and employees                                  21               -
                                                                        ---------       ---------
Net cash used in investing activities                                          1          (7,967)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations                                        (20)         (1,232)
Repayments of long-term debt                                                (500)              -
Net proceeds from issuance of common stock, net of repurchases               108          19,717
                                                                        ---------       ---------
Net cash provided by financing activities                                   (412)         18,485
                                                                        ---------       ---------
Net increase (decrease) in cash and cash equivalents                      (4,886)          6,754
Cash and cash equivalents at beginning of period                          11,954           6,286
                                                                        ---------       ---------
Cash and cash equivalents at end of period                              $  7,068        $ 13,040
                                                                        =========       =========

                                            See accompanying notes

                            CV THERAPEUTICS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

   The accompanying consolidated financial statements of CV Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles, are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for, the interim periods presented. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1999 or future operating results. The financial information included herein should be read in conjunction with the Company's Annual Report on Form 10-K which includes the audited consolidated financial statements and the notes thereto for the year ended December 31, 1998.

   Revenue Recognition

   Revenue under the Company's collaborative research arrangements is recognized based on the performance requirements of the contract. Payments received, which are still subject to future performance requirements, are recorded as deferred revenue until earned.

   Net Loss Per Share

   Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares have been excluded from the computation as their effect is antidilutive.

2.       COMPREHENSIVE LOSS

   The components of comprehensive loss for the three months ended March 31, 1999 and 1998 are as follows:

                                                                1999            1998
                                                             ---------       ---------
        (in thousands)
        Net loss                                             $ (5,053)       $    (55)
        Unrealized losses on marketable securities                (27)            (26)
                                                             ---------       ---------
        Comprehensive loss                                   $ (5,080)       $    (81)
                                                             =========       =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those listed below and those listed in "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

OVERVIEW

   CVT is an early stage biopharmaceutical company focused on the application of molecular cardiology to the discovery, development and commercialization of novel small molecule drugs for the treatment of cardiovascular disease. Since its inception in December 1990, substantially all of the Company's resources have been dedicated to research and development. To date, CVT has not generated any product revenue and does not expect to generate any such revenues for at least several years. As of March 31, 1999, the Company had an accumulated deficit of $74.6 million. The Company expects its sources of revenue, if any, for the next several years to consist of payments under corporate partnerships and interest income. The process of developing the Company's products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for the foreseeable future. The Company will not receive product revenue unless it or its collaborative partners complete clinical trials and successfully commercialize one or more of its products.

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

RESULTS OF OPERATIONS

   Collaborative Research Revenues. There were no collaborative research revenues for the quarter ended March 31, 1999, compared to $4.2 million for the quarter ended March 31, 1998. The collaborative research revenue for the quarter ended March 31, 1998 was the result of the Company's completion of the research component of its collaboration with Biogen during the first quarter of 1998.

   Research and Development Expenses. The Company's research and development expenses increased to $4.2 million for the quarter ended March 31, 1999, compared to $3.3 million for the quarter ended March 31, 1998. The increase for the quarter ended March 31, 1999, compared to the same period in 1998, was primarily due to hiring additional employees to provide support for an increased level of activity in the research, development and clinical programs. The Company expects research and development expenses to continue to increase over the next several years as the Company further expands product development efforts and clinical trials.

   General and Administrative Expenses. General and administrative expenses were $1.2 million for the quarter ended March 31, 1999, compared to $1.0 million for the quarter ended March 31, 1998. The increase for the quarter ended March 31, 1999, compared to the same period in 1998, was primarily due to an increase in outside legal expenses for a variety of administrative and corporate issues. The Company expects general and administrative expenses to increase in the future in line with the Company's research and development activities.

   Interest Income/Interest and Other Expense. Interest income was $575,000 for the quarter ended March 31, 1999, compared to $717,000 for the quarter ended March 31, 1998. The decrease for the quarter ended March 31, 1999, compared to the same period in 1998, was due to lower average investment balances. Interest and other expense was $245,000 for the quarter ended March 31, 1999 compared to $611,000 for the quarter ended March 31, 1998.

The decrease for the quarter ended March 31, 1999, compared to the same period in 1998, was due to a charge of $371,000 recognized during the first quarter of 1998 related to the early retirement of a capital lease obligation. The Company expects that interest income/interest and other expense will fluctuate with average investment and loan balances.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations since inception primarily through private placements of preferred and common stock, public offerings of common stock, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. In November 1996, the Company completed an initial public offering and raised net proceeds of approximately $12.0 million. In March 1997, the Company entered into two research collaboration and license agreements with Biogen that together resulted in cash receipts of $16.0 million. In October 1997, the Company raised net proceeds of $12.3 million in a private placement of equity securities with BB Biotech. In January 1998, the Company completed a follow-on public offering and raised net proceeds of approximately $19.6 million. In September 1998, the Company arranged equipment financing in the amount of $443,000 resulting in the establishment of a new capital lease. As of March 31, 1999 the outstanding balance for this capital lease was $398,000. In December 1998, the Company drew down an additional $4.5 million under a general purpose loan facility with Biogen. As of March 31, 1999 the outstanding balance for this note was $7,500,000. Interest on this note is at prime plus one percent (1%) (8.75% at March 31, 1999) payable annually, in arrears, each March 10th.

   Cash, cash equivalents and marketable securities at March 31, 1999 totaled $39.4 million compared to $44.8 million at December 31, 1998. The decrease in the first three months of 1999 was due to the funding of ongoing operations.

   Net cash used in operations for the quarter ended March 31, 1999 was $4.5 million compared to $3.8 million for the quarter ended March 31, 1998. The increase in cash used in operations for the first three months of 1999, compared to the first three months of 1998, was due to increased research and development efforts.

   As of March 31, 1999, the Company has invested $7.7 million in property and equipment with the rate of investment having increased last year in line with increased research and development efforts. This trend should continue for the foreseeable future.

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

   The Company is an early stage company and must be evaluated in light of the uncertainties and complications present in an early stage biopharmaceutical company. All of the Company's products are at an early stage of development, and the Company has not generated any product revenue.
 In addition, the Company has only three products in clinical development, ranolazine (phase III), CVT-124 (phase II) and CVT-510 (phase I). There can be no assurance that clinical trials conducted by the Company or its collaborators will demonstrate sufficient safety and efficacy to obtain the requisite approvals or that marketable products will result. In addition, the rate of completion of clinical trials may be delayed by many factors. The Company's product candidates will require significant additional development, preclinical studies, clinical trials and regulatory approval prior to commercialization. These activities may take several years and require the expenditure of substantial resources. In addition, these activities, together with the Company's general and administrative expense, are expected to result in operation losses for the foreseeable future.

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

                         PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   On January 4, 1998 the Company filed a registration statement with the Securities and Exchange Commission for a follow-on public offering. The follow-on public offering closed on January 27, 1998 and the Company received net proceeds of approximately $19,624,000. As of March 31, 1999, the Company has used all of the net proceeds from the follow-on public offering for temporary investments, including cash equivalents and marketable securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits required by Item 601 of Regulation S-K

    EXHIBIT NUMBER                            DESCRIPTION

             10.57 Executive Severance Benefits Agreement between Registrant and Louis G. Lange, M.D., Ph.D., dated February 2, 1999.

             10.58 Executive Severance Benefits Agreement between Registrant and Daniel K. Spiegelman, dated February 2, 1999.

             10.59 Executive Severance Benefits Agreement between Registrant and Andrew A. Wolff, M.D., dated February 2, 1999.

             10.60 Executive Severance Benefits Agreement between Registrant and Cynthia L. Clark, Esq., dated February 2, 1999.

             10.61 Executive Severance Benefits Agreement between Registrant and Brent K. Blackburn, Ph.D., dated February 2, 1999.

             10.62 Executive Severance Benefits Agreement between Registrant and Richard M. Lawn, Ph.D., dated February 2, 1999.

             10.63 Executive Severance Benefits Agreement between Registrant and Luiz

                                    Belardinelli, M.D., dated February 2, 1999.

             10.64 Executive Severance Benefits Agreement between Registrant and Stephen J. Grana, dated February 2, 1999.

             27.1                   Financial Data Schedule

   (b)   Reports on Form 8-K

         The Company filed a current report on Form 8-K with the Commission on February 5, 1999, with respect to the adoption of a Rights Plan.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                              CV THERAPEUTICS, INC.

Date: May 12, 1999               By: /s/ LOUIS G.LANGE, M.D., PH.D.
                                        Louis G. Lange, M.D., Ph.D.
                                 Chairman of the Board & Chief Executive Officer
                                       (Principal Executive Officer)


Date: May 12, 1999               By:      /s/ DANIEL K. SPIEGELMAN
                                              Daniel K. Spiegelman
                                             Chief Financial Officer
                                    (Principal Financial and Accounting Officer)