Form 10-Q
period 1999-06-30
CV THERAPEUTICS INC
filed 1999-08-16
CIK 921506

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

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

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

    The number of shares of Common Stock, $0.001 par value, outstanding as of August 6, 1999 was 12,310,571.


________________________________________________________________________________
________________________________________________________________________________

                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                         CV THERAPEUTICS, INC.
                                      CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share and per share amounts)
                                              (unaudited)

                                                                               June 30,      December 31,
                                                                                 1999            1998
                                                                              ---------       ---------
                                                                              (unaudited)        (A)
                                               ASSETS
Current assets:
  Cash and cash equivalents                                                   $  7,769        $ 11,954
  Marketable securities                                                         30,358          32,850
  Other current assets                                                           1,124           1,236
                                                                              ---------       ---------
Total current assets                                                            39,251          46,040
Notes receivable from related parties                                              450             450
Property and equipment, net                                                      3,016           2,664
Intangible and other assets                                                         81             176
                                                                              ---------       ---------

Total Assets                                                                  $ 42,798        $ 49,330
                                                                              =========       =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $    944        $  1,001
  Accrued liabilities                                                            2,899           2,761
  Current portion of long-term debt                                                  -           1,500
  Current portion of capital lease obligation                                       83              80
                                                                              ---------       ---------
Total current liabilities                                                        3,926           5,342
Long-term debt                                                                   7,500           7,500
Capital lease obligation                                                           295             338
Deferred revenue                                                                 1,000           1,000
Other long-term liabilities                                                        326             412
                                                                              ---------       ---------
Total liabilities                                                               13,047          14,592
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized, none
       issued and outstanding                                                        -               -
  Common stock, $0.001 par value, 30,000,000 shares authorized, 12,310,571 and 11,209,078 shares issued and outstanding at June 30, 1999 and
       December 31, 1998, respectively; at amounts paid in                     109,410         104,211
  Warrants to purchase common stock                                              1,225           1,225
  Notes receivable issued for stock                                                (87)           (108)
  Deferred compensation                                                           (727)         (1,049)
  Accumulated deficit                                                          (79,971)        (69,553)
  Cumulative other comprehensive income                                            (99)             12
                                                                              ---------       ---------
Total stockholders' equity                                                      29,751          34,738
                                                                              ---------       ---------

Total Liabilities and Stockholders' Equity                                    $ 42,798        $ 49,330
                                                                              =========       =========


(A) Derived from the audited financial statements included in the Company's Annual Report on Form 10-K for 1998


                                       See accompanying notes

                                                CV THERAPEUTICS, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (in thousands, except per share amounts)
                                                     (unaudited)

                                                        Three months ended June 30,        Six months ended June 30,
                                                         -------------------------         -------------------------
                                                            1999            1998              1999            1998
                                                         ---------       ---------         ---------       ---------
Revenues:
  Collaborative research                                 $      -        $    299          $      -        $  4,482
Operating expenses:
  Research and development                                  4,477           3,589             8,676           6,925
  General and administrative                                1,173           1,109             2,357           2,117
                                                         ---------       ---------         ---------       ---------
Total operating expenses                                    5,650           4,698            11,033           9,042
                                                         ---------       ---------         ---------       ---------
Loss from operations                                       (5,650)         (4,399)          (11,033)         (4,560)
Interest income                                               523             738             1,098           1,455
Interest and other expense                                   (238)           (185)             (483)           (796)
                                                         ---------       ---------         ---------       ---------
Net loss                                                 $ (5,365)       $ (3,846)         $(10,418)       $ (3,901)
                                                         =========       =========         =========       =========
Basic and diluted net loss per share                     $  (0.45)       $  (0.35)         $  (0.90)       $  (0.37)
                                                         =========       =========         =========       =========
Shares used in computing basic and diluted
  net loss per share                                       11,907          11,073            11,569          10,647
                                                         =========       =========         =========       =========

                                               See accompanying notes

                                            CV THERAPEUTICS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                 (unaudited)

                                                                        Six months ended June 30,
                                                                        -------------------------
                                                                           1999            1998
                                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $(10,418)       $ (3,901)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Amortization of deferred compensation                                      318             371
  Depreciation and amortization                                              775             545
  Change in assets and liabilities:
    Other current assets                                                     112            (104)
    Intangible and other assets                                               95             378
    Accounts payable                                                         (57)            109
    Accrued and other liabilities                                             52           1,359
    Deferred revenue                                                           -          (5,009)
                                                                        ---------       ---------
Net cash used in operating activities                                     (9,123)         (6,252)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                                 (13,120)        (19,078)
Maturities of investments                                                 15,271          12,815
Capital expenditures                                                        (897)           (224)
Notes receivable from officers and employees                                  21               -
                                                                        ---------       ---------
Net cash used in investing activities                                      1,275          (6,487)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations                                        (40)         (1,232)
Repayments of long-term debt                                              (1,500)           (500)
Net proceeds from issuance of common stock, net of repurchases             5,203          19,852
                                                                        ---------       ---------
Net cash provided by financing activities                                  3,663          18,120
                                                                        ---------       ---------
Net increase (decrease) in cash and cash equivalents                      (4,185)          5,381
Cash and cash equivalents at beginning of period                          11,954           6,286
                                                                        ---------       ---------
Cash and cash equivalents at end of period                              $  7,769        $ 11,667
                                                                        =========       =========

                                            See accompanying notes

                            CV THERAPEUTICS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    The accompanying consolidated financial statements of CV Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles, are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for the interim periods presented. The results of operations for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1999 or for future operating results. The financial information included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 which includes the audited consolidated financial statements and the notes thereto.

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

2.  COMPREHENSIVE LOSS

    The components of comprehensive loss for the six months ended June 30, 1999 and 1998 are as follows:

                                                                1999            1998
                                                             ---------       ---------
        (in thousands)
        Net loss                                             $(10,418)       $ (3,901)
        Unrealized losses on marketable securities               (111)            (20)
                                                             ---------       ---------
        Comprehensive loss                                   $(10,529)       $ (3,921)
                                                             =========       =========



3.  LICENSE AND COLLABORATION AGREEMENTS

    In May 1999, the Company entered into a commercialization agreement with Innovex Inc for the U.S. marketing and sales of ranolazine. If the product is approved by the FDA, Innovex will provide CVT with a dedicated sales force and will fund other sales and marketing expenses in return for up to one-third of U.S. ranolazine revenues. Under the terms of the agreement Innovex's parent company, Quintiles Transnational Corp., purchased $5.0 million of the Company's common stock.

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

OVERVIEW

    CVT is an early stage biopharmaceutical company focused on the application of molecular cardiology to the discovery, development and commercialization of novel small molecule drugs for the treatment of cardiovascular disease. Since its inception in December 1990, substantially all of the Company's resources have been dedicated to research and development. To date, CVT has not generated any product revenue and does not expect to generate any such revenues for at least three years. As of June 30, 1999, the Company had an accumulated deficit of $80.0 million. The Company expects its sources of revenue, if any, for at least the next three years to consist of payments under corporate partnerships and interest income. The process of developing the Company's products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for the foreseeable future. The Company will not receive product revenue unless it or its collaborative partners complete clinical trials and successfully commercialize one or more of its products.

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

RESULTS OF OPERATIONS

    Collaborative Research Revenues. There were no collaborative research revenues for the quarter ended June 30, 1999, compared to $299,000 for the quarter ended June 30, 1998. There were also no collaborative research revenues for the six-month period ended June 30, 1999, compared to $4.5 million for the six-month period ended June 30, 1998. The collaborative research revenue for both the three and six-month periods ended June 30, 1998 was the result of the Company's completion of the research component of its collaboration with Biogen during the first quarter of 1998.

    Research and Development Expenses. Research and development expenses increased to $4.5 million for the quarter ended June 30, 1999, compared to $3.6 million for the quarter ended June 30, 1998. Research and development expenses increased to $8.7 million for the six-month period ended June 30, 1999, compared to $6.9 million for the six-month period ended June 30, 1998. The increases for both the three and the six-month periods ended June 30, 1999, compared to the same periods in 1998, were primarily due to hiring additional employees to provide support for an increased level of activity in the research, development and clinical programs. The Company expects research and development expenses to continue to increase over the next several years as the Company further expands product development efforts and clinical trials.

    General and Administrative Expenses. General and administrative expenses increased to $1.2 million for the quarter ended June 30, 1999, compared to $1.1 million for the quarter ended June 30, 1998. General and administrative expenses increased to $2.4 million for the six-month period ended June 30, 1999, compared to $2.1 million for the six-month period ended June 30, 1998. The increases for both the three and the six-month periods ended June 30, 1999, compared to the same periods in 1998, were primarily due to an increase in outside legal expenses for a variety of administrative and corporate matters. The Company expects general and administrative expenses to increase in the future in line with the Company's research and development activities.

    Interest Income/Interest and Other Expense. Interest income was $523,000 for the quarter ended June 30, 1999, compared to $738,000 for the quarter ended June 30, 1998. Interest income was $1.1 million for the six-month period ended June 30, 1999, compared to $1.5 million for the six-month period ended June 30, 1998. The decreases for both the three and the six-month periods ended June 30, 1999, compared to the same periods in 1998, were due to lower average investment balances. Interest and other expense was $238,000 for the quarter ended June 30, 1999 compared to $185,000 for the quarter ended June 30, 1998. Interest and other expense was $483,000 for the six-month period ended June 30, 1999 compared to $796,000 for the six-month period ended June 30, 1998. The increase for the quarter ended June 30, 1999, compared to the same period in 1998, was primarily due to interest expense associated with a $4.5 million addition to the loan balance with Biogen, Inc. in December 1998. The decrease for the six-month period ended June 30, 1999, compared to the same period in 1998, was primarily due to a charge of $371,000 recognized during the first quarter of 1998 related to the early retirement of a capital lease obligation. The Company expects that interest income/interest and other expense will fluctuate with average investment and loan balances.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since inception primarily through private placements of preferred and common stock, public offerings of common stock, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. In November 1996, the Company completed an initial public offering and raised net proceeds of approximately $12.0 million. In March 1997, the Company entered into two research collaboration and license agreements with Biogen that together resulted in cash receipts of $16.0 million. In October 1997, the Company raised net proceeds of $12.3 million in a private placement of equity securities with BB Biotech. In January 1998, the Company completed a follow-on public offering and raised net proceeds of approximately $19.6 million. In December 1998, the Company drew down an additional $4.5 million under a general purpose loan facility with Biogen. As of June 30, 1999 the outstanding balance for this note was $7,500,000. Interest on this note is payable at prime plus one and one-half percent (1.5%) (9.25% at June 30, 1999) payable annually, in arrears, each March 10th. In May 1999, the Company entered into a commercialization agreement with Innovex Inc.
pursuant to which Innovex's parent, Quintiles Transnational Corp., purchased 1,043,705 shares of the Company's common stock for a total investment of $5.0 million. In addition, the Company entered into two promissory notes with Quintiles Transnational Corp. The first promissory note in the amount of $10.0 million may be drawn down by the Company at NDA filing of ranolazine. The second promissory note shall be for a cash amount to be determined after commercial launch of ranolazine. Both notes are convertible into shares of common stock at the option of Quintiles upon certain events.

    Cash, cash equivalents and marketable securities at June 30, 1999 totaled $38.1 million compared to $44.8 million at December 31, 1998. The decrease in the first six months of 1999 was due to the funding of ongoing operations offset by the $5.0 million received from the Quintiles
Transnational Corp. stock purchase.

    Net cash used in operations for the six months ended June 30, 1999 was $9.1 million compared to $6.3 million for the six months ended June 30, 1998. The increase in cash used in operations for the first six months of 1999, compared to the first six months of 1998, was primarily due to increased research and development efforts.

    As of June 30, 1999, the Company has invested $8.2 million in property and equipment with the rate of investment having increased last year in line with increased research and development efforts. This trend should continue for the foreseeable future.

    The Company will require substantial additional funding in order to complete its research and development activities and commercialize any potential products. The Company currently estimates that its existing resources and projected interest income will enable the Company to maintain its current and planned operations through the end of 2000. However, there can be no assurance that the Company will not require additional funding prior to such time or that additional financing will be available on acceptable terms or at all.

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

    The Company has formed a committee to assess the impact of the problem on the Company's operations; however, the committee's assessment of the Year 2000 issue is not yet complete. The Company tested its key computer systems and equipment (including financial, informational and operational systems) and determined that these systems were largely Year 2000 compliant. The Company has completed upgrades to the systems which it determined were not Year 2000 compliant. The Company believes that with these upgrades, the Year 2000 issue will not pose significant operational problems for its computer systems and equipment. The Company currently has no contingency plans to deal with major Year 2000 failures.

    In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, vendors, research partners and governmental entities. If significant numbers of these third parties experience failures in their computer systems, or equipment due to the Year 2000 issue, these failures could affect the Company's ability to process transactions, manufacture products, or engage in similar normal business activities. While some of these risks are outside of the Company's control, the Company has instituted programs, including internal records review and use of external questionnaires, to identify key third parties, assess their level of Year 2000 compliance, update contracts and address any non-compliance issues. As of June 30 1999 a majority of the key third parties have responded that they are or will be Year 2000 compliant by December 31, 1999. The remaining key third parties were sent a follow-up questionnaire in June 1999.

    The total cost of the Year 2000 systems assessment and upgrades is funded through operating cash flows and the Company is expensing these costs. The financial impact of making the required systems changes is minimal and currently expected to be approximately $30,000. The actual financial impact could, however, exceed this estimate.

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

                         PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On May 5, 1999, the Company issued and sold 1,043,705 shares of its common stock to Quintiles Transnational Corp. for a total purchase price of $5.0 million. In addition, the Company entered into two promissory notes with Quintiles Transnational Corp. The first promissory note in the amount of $10.0 million may be drawn down by the Company at NDA filing of ranolazine. The second promissory note shall be for a cash amount to be determined after commercial launch of ranolazine. Both notes are convertible into shares of common stock at the option of Quintiles upon certain events. The sale of the shares of common stock and the promissory notes were deemed exempt form the registration requirements of the Securities Act of 1333, as amended, by virtue of Regulation D promulgated thereunder.

ITEM 3. MARKET RISK

    The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. As of June 30, 1999 no significant changes have occurred since the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Annual Meeting of Stockholders of CV Therapeutics, Inc. was held on May 11, 1999.

    (b) David P. Holveck, Barbara J. McNeil, M.D., Ph.D. and J. Leighton Read, M.D. were elected to the Board of Directors. The terms of Louis G. Lange, M.D., Ph.D., Thomas L. Gutshall, Costa G. Sevastopoulos, Ph.D. and Issac Stein continued after the Annual Meeting.

Election of Directors:


             Nominee                       For                  Withheld

      David P. Holveck                  6,137,389                800,463
      Barbara A. McNeil, M.D., Ph.D.    6,137,889                799,963
      J. Leighton Read, M.D.            6,137,889                799,963

Proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 1999:

              For                        Against                 Abstain

           6,918,171                      13,411                  6,270

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (c)     Exhibits required by Item 601 of Regulation S-K

        EXHIBIT NUMBER                            DESCRIPTION

            10.65* Stock Purchase Agreement dated May 5, 1999 between the Company and Quintiles Transnational Corp.

            10.66* Sales and Marketing Services Agreement dated May 5, 1999 between the Company, Innovex
                                        Inc. and Quintiles
                                        Transnational Corp.

            10.67*                      Loan Agreement dated May 5,
                                        1999 between the Company and
                                        Quintiles Transnational Corp.

            10.68*                      Security Agreement dated May 5,
                                        1999 between the Company and
                                        Quintiles Transnational Corp.

            10.69 Promissory Note dated May 5, 1999 to Quintiles in principal amount of $10.0 million.

            10.70 Promissory Note dated May 5, 1999 to Quintiles Transnational in principal amount specified therein.

            10.71 Amendment to Loan Agreement dated April 30, 1999 between the Company and Biotech
                                        Manufacturing Ltd.

            27.1                        Financial Data Schedule

       * Confidential treatment is being sought for portions of this exhibit. Brackets indicate portions of the text that have been omitted. A separate filing of such omitted text has been made with the Commission as part of the Company's application for confidential treatment.

    (d)     Reports on Form 8-K

            The Company filed a current report on Form 8-K with the Commission on May 19, 1999, with respect to a commercial arrangement with Quintiles Transnational Corp. to commercialize ranolazine.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                                      CV THERAPEUTICS, INC.

Date: August 16, 1999               By: /s/ LOUIS G. LANGE, M.D., PH.D.
                                            Louis G. Lange, M.D., Ph.D.
                                 Chairman of the Board & Chief Executive Officer
                                           (Principal Executive Officer)


Date: August 16, 1999               By: /s/ DANIEL K. SPIEGELMAN
                                            Daniel K. Spiegelman
                                           Chief Financial Officer
                                  (Principal Financial and Accounting Officer)