Form 10-Q/A
period 1999-06-30
CV THERAPEUTICS INC
filed 1999-10-04
CIK 921506

________________________________________________________________________________
________________________________________________________________________________


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                            ______________________

                                  FORM 10-Q/A

                                 AMENDMENT No.1

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

                         PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (c)     Exhibits required by Item 601 of Regulation S-K

        EXHIBIT NUMBER                            DESCRIPTION

            10.65                      Stock Purchase Agreement dated
                                        May 5, 1999 between the Company
                                        and Quintiles Transnational Corp.

            10.66* Sales and Marketing Services Agreement dated May 5, 1999 between the Company, Innovex
                                        Inc. and Quintiles
                                        Transnational Corp.

            10.67*                      Loan Agreement dated May 5,
                                        1999 between the Company and
                                        Quintiles Transnational Corp.

            10.68                      Security Agreement dated May 5,
                                        1999 between the Company and
                                        Quintiles Transnational Corp.

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

                                                 CV THERAPEUTICS, INC.


Date: October 1, 1999               By: /s/ CYNTHIA L. CLARK, ESQ.
                                            Cynthia L. Clark, Esq.
                                                General Counsel