Form 10-Q
period 1999-09-30
CV THERAPEUTICS INC
filed 1999-11-12
CIK 921506

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

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

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

    The number of shares of Common Stock, $0.001 par value, outstanding as of October 31, 1999 was 18,125,535.


________________________________________________________________________________
________________________________________________________________________________

                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                         CV THERAPEUTICS, INC.
                                      CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share and per share amounts)
                                              (unaudited)

                                                                             September 30,   December 31,
                                                                                 1999            1998
                                                                              ---------       ---------
                                                                              (unaudited)        (A)
                                               ASSETS
Current assets:
  Cash and cash equivalents                                                   $ 12,592        $ 11,954
  Marketable securities                                                         20,800          32,850
  Other current assets                                                             924           1,236
                                                                              ---------       ---------
Total current assets                                                            34,316          46,040
Notes receivable from related parties                                              450             450
Property and equipment, net                                                      2,880           2,664
Intangible and other assets                                                        162             176
                                                                              ---------       ---------

Total Assets                                                                  $ 37,808        $ 49,330
                                                                              =========       =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $    853        $  1,001
  Accrued liabilities                                                            2,942           2,761
  Current portion of long-term debt                                                  -           1,500
  Current portion of capital lease obligation                                      348              80
                                                                              ---------       ---------
Total current liabilities                                                        4,143           5,342
Long-term debt                                                                   7,500           7,500
Capital lease obligation                                                           849             338
Deferred revenue                                                                 1,000           1,000
Other long-term liabilities                                                        282             412
                                                                              ---------       ---------
Total liabilities                                                               13,774          14,592
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized, none
       issued and outstanding                                                        -               -
  Common stock, $0.001 par value, 30,000,000 shares authorized, 12,373,855 and 11,209,078 shares issued and outstanding at September 30, 1999 and
       December 31, 1998, respectively; at amounts paid in                     109,943         104,211
  Warrants to purchase common stock                                              1,225           1,225
  Notes receivable issued for stock                                                (87)           (108)
  Deferred compensation                                                           (794)         (1,049)
  Accumulated deficit                                                          (86,195)        (69,553)
  Cumulative other comprehensive income                                            (58)             12
                                                                              ---------       ---------
Total stockholders' equity                                                      24,034          34,738
                                                                              ---------       ---------

Total Liabilities and Stockholders' Equity                                    $ 37,808        $ 49,330
                                                                              =========       =========


(A) Derived from the audited financial statements included in the Company's Annual Report on Form 10-K for 1998


                                       See accompanying notes

                                                CV THERAPEUTICS, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (in thousands, except per share amounts)
                                                     (unaudited)

                                                      Three months ended September 30,   Nine months ended September 30,
                                                         -------------------------         -------------------------
                                                            1999            1998              1999            1998
                                                         ---------       ---------         ---------       ---------
Revenues:
  Collaborative research                                 $      -        $     37          $      -        $  4,519
Operating expenses:
  Research and development                                  5,546           3,422            14,222          10,347
  General and administrative                                  947           1,004             3,304           3,121
                                                         ---------       ---------         ---------       ---------
Total operating expenses                                    6,493           4,426            17,526          13,468
                                                         ---------       ---------         ---------       ---------
Loss from operations                                       (6,493)         (4,389)          (17,526)         (8,949)
Interest income                                               482             689             1,580           2,144
Interest and other expense                                   (213)           (174)             (696)           (971)
                                                         ---------       ---------         ---------       ---------
Net loss                                                 $ (6,224)       $ (3,874)         $(16,642)       $ (7,776)
                                                         =========       =========         =========       =========
Basic and diluted net loss per share                     $  (0.50)       $  (0.35)         $  (1.41)       $  (0.72)
                                                         =========       =========         =========       =========
Shares used in computing basic and diluted
  net loss per share                                       12,331          11,128            11,823          10,807
                                                         =========       =========         =========       =========

                                               See accompanying notes

                                            CV THERAPEUTICS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                 (unaudited)

                                                                      Nine months ended September 30,
                                                                        -------------------------
                                                                           1999            1998
                                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $(16,642)       $ (7,776)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Amortization of deferred compensation                                      565             565
  Depreciation and amortization                                            1,170             843
  Change in assets and liabilities:
    Other current assets                                                     312             (67)
    Intangible and other assets                                               14             408
    Accounts payable                                                        (148)            124
    Accrued and other liabilities                                             51           1,334
    Deferred revenue                                                           -          (5,009)
                                                                        ---------       ---------
Net cash used in operating activities                                    (14,678)         (9,578)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                                 (14,590)        (19,777)
Maturities of investments                                                 26,246          16,815
Capital expenditures                                                      (1,062)           (891)
Notes receivable from officers and employees                                  21               -
                                                                        ---------       ---------
Net cash used in investing activities                                     10,615          (3,853)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on capital lease obligations                                      859             443
Payments on capital lease obligations                                        (80)         (1,238)
Repayments of long-term debt                                              (1,500)         (1,000)
Net proceeds from issuance of common stock, net of repurchases             5,422          19,942
                                                                        ---------       ---------
Net cash provided by financing activities                                  4,701          18,147
                                                                        ---------       ---------
Net increase (decrease) in cash and cash equivalents                         638           4,716
Cash and cash equivalents at beginning of period                          11,954           6,286
                                                                        ---------       ---------
Cash and cash equivalents at end of period                              $ 12,592        $ 11,002
                                                                        =========       =========

                                            See accompanying notes

                            CV THERAPEUTICS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    The accompanying consolidated financial statements of CV Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles, are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for the interim periods presented. The results of operations for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1999 or for future operating results. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 1998 which includes the audited consolidated financial statements and the notes thereto.

    Revenue Recognition

    Revenue under our collaborative research arrangements is recognized based on the performance requirements of the contract. Payments received, which are still subject to future performance requirements, are recorded as deferred revenue until earned.

    Net Loss Per Share

    Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares have been excluded from the computation as their effect is antidilutive.

2.  COMPREHENSIVE LOSS

    The components of comprehensive loss for the nine months ended September 30, 1999 and 1998 are as follows:

                                                                1999            1998
                                                             ---------       ---------
        (in thousands)
        Net loss                                             $(16,642)       $ (7,776)
        Unrealized gains (losses) on securities                   (70)             51
                                                             ---------       ---------
        Comprehensive loss                                   $(16,712)       $ (7,725)
                                                             =========       =========



3.  CAPITAL LEASE OBLIGATION

    On August 4, 1999, we entered into a thirty-six month equipment lease, with Heller Financial Leasing, Inc., in the amount of $859,000. It bears an interest rate of 9.28% per annum and has a final maturity in August 2002. Total minimum lease payments will be $988,000.


4.  FOLLOW-ON PUBLIC OFFERING

    On September 2, 1999 we filed a registration statement on Form S-3 with the Securities and Exchange Commission for a follow-on public offering. The follow-on public offering closed in October 1999. The total number of shares sold, including the exercise of the underwriters' over-allotment option, was 5,750,000 at a price of $12.00 per share with estimated net proceeds to us of approximately $64.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those listed below and those listed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 1998.

OVERVIEW

    CV Therapeutics is a biopharmaceutical company engaged in the discovery and development of new small molecule drugs for the treatment of cardiovascular diseases. Since our inception in December 1990, substantially all of our resources have been dedicated to research and development. To date, we have not generated any product revenues and do not expect to generate any product revenues for at least several years. As of September 30, 1999, we had an accumulated deficit of $86.2 million. We expect our sources of revenue, if any, for the next several years to consist of payments under corporate partnerships and interest income. The process of developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future. We will not receive product revenue unless we or our collaborative partners complete clinical trials and successfully commercialize one or more of our products.

    We are subject to risks common to biopharmaceutical companies, including risks inherent in our research and development efforts and clinical trials, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, potential competition and uncertainty of regulatory approval. In order for a product to be commercialized, it will be necessary for us and, in some cases, our collaborators, to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates, obtain regulatory clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

RESULTS OF OPERATIONS

    Collaborative Research Revenues. There were no collaborative research revenues for the quarter ended September 30, 1999, compared to $37,000 for the quarter ended September 30, 1998. There were also no collaborative research revenues for the nine-month period ended September 30, 1999, compared to $4.5 million for the nine-month period ended September 30, 1998. The collaborative research revenues for both the three- and nine-month periods ended September 30, 1998 were the result of our completion of the research component of our collaboration with Biogen during the first quarter of 1998.

    Research and Development Expenses. Research and development expenses increased to $5.5 million for the quarter ended September 30, 1999, compared to $3.4 million for the quarter ended September 30, 1998. Research and development expenses increased to $14.2 million for the nine-month period ended September 30, 1999, compared to $10.3 million for the nine-month period ended September 30, 1998. The increases for both the three- and the nine-month periods ended September 30, 1999, compared to the same periods in 1998, were due to hiring additional employees to provide support for an increased level of activity in the research, development and clinical programs in addition to greater external costs for the clinical programs. We expect research and development expenses to continue to increase over the next several years as we further expand product development efforts and clinical trials.

    General and Administrative Expenses. General and administrative expenses were essentially unchanged at $947,000 for the quarter ended September 30, 1999, compared to $1.0 million for the quarter ended September 30, 1998. General and administrative expenses increased to $3.3 million for the nine-month period ended

September 30, 1999, compared to $3.1 million for the nine-month period ended September 30, 1998. The increase for the nine-month period ended September 30, 1999, compared to the same period in 1998, was primarily due to an increase in outside legal expenses for a variety of administrative and corporate issues. We expect general and administrative expenses to increase in the future in line with our research and development activities.

    Interest Income and Interest and Other Expense. Interest income was $482,000 for the quarter ended September 30, 1999, compared to $689,000 for the quarter ended September 30, 1998. Interest income was $1.6 million for the nine-month period ended September 30, 1999, compared to $2.1 million for the nine-month period ended September 30, 1998. The decreases for both the three- and the nine-month periods ended September 30, 1999, compared to the same periods in 1998, were due to lower average investment balances. Interest and other expense was $213,000 for the quarter ended September 30, 1999 compared to $174,000 for the quarter ended September 30, 1998. Interest and other expense was $696,000 for the nine-month period ended September 30, 1999 compared to $971,000 for the nine-month period ended September 30, 1998. The increase for the quarter ended September 30, 1999, compared to the same period in 1998, was primarily due to interest expense associated with a $4.5 million addition to the loan balance with Biogen, Inc. that occurred in December 1998. The decrease for the nine-month period ended September 30, 1999, compared to the same period in 1998, was primarily due to a charge of $371,000 recognized during the first quarter of 1998 related to the early retirement of a capital lease obligation. We expect that interest income/interest and other expense will fluctuate in future periods with average investment and loan balances.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations since inception primarily through private placements of preferred and common stock, public offerings of common stock, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. In November 1996, we completed an initial public offering and raised net proceeds of approximately $12.0 million. In March 1997, we entered into two research collaboration and license agreements with Biogen that together resulted in cash receipts of $16.0 million. In October 1997, we raised net proceeds of $12.3 million in a private placement of equity securities with BB Biotech. In January 1998, we completed a follow-on public offering and raised net proceeds of approximately $19.6 million. In December 1998, we drew down an additional $4.5 million under a general purpose loan facility with Biogen. As of September 30, 1999 the outstanding balance for this note was $7,500,000. Interest on this note is payable at prime plus one and one-half percent (1.5%) or 9.75% at September 30, 1999, payable annually, in arrears, each March 10th. In May 1999, we entered into a sales and marketing services agreement with Innovex Inc. pursuant to which Innovex's parent, Quintiles Transnational Corp., purchased 1,043,705 shares of our common stock for a total investment of $5.0 million. In addition, we entered into two promissory notes with Quintiles. The first promissory note in the amount of $10.0 million may be drawn down by us when we file our NDA for ranolazine with the FDA. The second promissory note will be for a cash amount to be determined after commercial launch of ranolazine. Both notes are convertible into shares of common stock at the option of Quintiles upon certain events. In August 1999, we arranged equipment financing in the amount of $859,000 resulting in the establishment of a new capital lease. As of September 30, 1999 the outstanding balance for this capital lease, which bears interest at 9.28% per annum and has a final maturity of August 2002, was $839,000. In October 1999, we completed a follow-on public offering and raised approximately $64.4 million.

    Cash, cash equivalents and marketable securities at September 30, 1999 totaled $33.4 million compared to $44.8 million at December 31, 1998. The decrease in the first nine months of 1999 was due to the funding of ongoing operations and the repayment of $1.5 million of long-term debt offset by the $5.0 million received from the Quintiles stock purchase.

    Net cash used in operations for the nine months ended September 30, 1999 was $14.7 million compared to $9.6 million for the nine months ended September 30, 1998. The increase in cash used in operations for the first nine months of 1999, compared to the first nine months of 1998, was primarily due to increased research and development efforts.

    As of September 30, 1999, we have invested $8.4 million in property and equipment with the rate of investment having increased during the last fifteen months in line with increased research and development efforts. This trend should continue for the foreseeable future.

    We will require substantial additional funding in order to complete our research and development activities and commercialize any potential products. We currently estimate that our existing resources and projected interest income, including the net proceeds from our October 1999 follow-on public offering, will enable us to maintain our current and planned operations through at least the end of the first quarter of 2001. However, we cannot provide assurance that we will not require additional funding prior to then or that additional financing will be available on acceptable terms or at all.

    Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including scientific progress in our research and development programs, the size and complexity of these programs, the scope and results of preclinical studies and clinical trials, our ability to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical material and other factors not within our control. We cannot provide assurance that the additional financing to meet our capital requirements will be available on acceptable terms or at all. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

YEAR 2000

    Many computer systems, applications, information technologies and equipment containing computer related components are unable to differentiate between the year 2000 and the year 1900 because they were programmed with two-digit, rather than four-digit, date fields. Accordingly, older computer systems that have time-sensitive applications may not properly recognize the year 2000 and beyond. This could cause system or equipment shut downs, failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations, including, among other things, inaccurate processing of financial information and/or temporary inabilities to process transactions, manufacture products, or engage in similar normal business activities.

    We have formed a committee to assess the impact of the problem on our operations. We tested our key computer systems and equipment, including financial, informational and operational systems, and determined that these systems were largely Year 2000 compliant. We completed upgrades to the systems which we determined were not Year 2000 compliant. We believe that with these upgrades, the Year 2000 issue will not pose significant operational problems for our computer systems and equipment. We currently have no contingency plans to deal with major Year 2000 failures.

    In addition to risks associated with our own computer systems and equipment, we have relationships with, and are to varying degrees dependent upon, a large number of third parties that provide us with information, goods and services. These include financial institutions, suppliers, vendors, research partners and governmental entities. If significant numbers of these third parties experience failures in their computer systems, or equipment due to the Year 2000 issue, these failures could affect our ability to process transactions, manufacture products, or engage in similar normal business activities. While some of these risks are outside of our control, we have instituted programs, including internal records review and use of external questionnaires, to identify key third parties, assess their level of Year 2000 compliance, update contracts and address any non-compliance issues. As of September 30 1999 all key third parties have responded that they are or will be Year 2000 compliant by December 31, 1999.

    The total cost of the Year 2000 systems assessment and upgrades is funded through operating cash flows and we are expensing these costs. The financial impact of making the required systems changes is minimal and currently expected to be approximately $30,000. The actual financial impact could, however, exceed this estimate.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    Our business, financial condition and results of operations are subject to various risks, including those described below and elsewhere in this Quarterly Report on Form 10-Q.

    All of our products are at an early stage of development, and we have not generated any product revenues. In addition, we have only three products in clinical development, ranolazine in phase III, CVT-124 in phase II and CVT-510 in phase I. There can be no assurance that clinical trials conducted by us or our collaborators will demonstrate sufficient safety and efficacy to obtain the requisite approvals or that marketable products will result. In addition, the rate of completion of clinical trials may be delayed by many factors. Our product candidates will require significant additional development, preclinical studies, clinical trials and regulatory approval prior to commercialization. These activities may take several years and require the expenditure of substantial resources. In addition, these activities, together with our general and administrative expenses, are expected to result in operation losses for the foreseeable future.

    Our strategy for the research, development and commercialization of our product candidates has required, and will continue to require, us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, and we are dependent upon the success of these parties in performing their responsibilities. There can be no assurance that we will be able to enter into additional collaborative arrangements or license agreements on acceptable terms, or at all, or that the contemplated benefits from any of these agreements will be realized.

    Our business is affected by other factors, including: uncertainty of market acceptance, intense competition and rapid technological change, uncertainty of patent position and proprietary rights, dependence on key personnel and the need to attract and retain key employees and consultants, limited manufacturing, marketing and sales experience, significant government regulation, uncertainty of product pricing and reimbursement, product liability exposure and the availability of insurance.

ITEM 3. MARKET RISK

    Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. As of September 30, 1999 no significant changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 1998.

                         PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits required by Item 601 of Regulation S-K

     EXHIBIT NUMBER                                      DESCRIPTION

                 27.1                              Financial Data Schedule


    (b)     Reports on Form 8-K
     None

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                                     CV THERAPEUTICS, INC.

Date: November 12, 1999                 By: /s/ LOUIS G. LANGE, M.D., PH.D.
                                                Louis G. Lange, M.D., Ph.D.
                                 Chairman of the Board & Chief Executive Officer
                                          (Principal Executive Officer)


Date: November 12, 1999                 By: /s/ DANIEL K. SPIEGELMAN
                                                Daniel K. Spiegelman
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)