Form 10-K
period 1999-12-31
CV THERAPEUTICS INC
filed 2000-03-30
CIK 921506

________________________________________________________________________________
________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
       _______________________________________________________________
                                  FORM 10-K

        ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

        (    )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________
                       COMMISSION FILE NUMBER: 0-21643
       _______________________________________________________________

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

    The approximate aggregate market value of the Common Stock held by nonaffiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market was $836,355,474 as of March 15, 2000.

    The number of shares of Common Stock outstanding as of March 15, 2000 was 18,340,476.

                     DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement in connection with the Registrant's 2000 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this report.

_______________________________________________________________________________
________________________________________________________________________________

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

    CV Therapeutics is a biopharmaceutical company engaged in the discovery and development of new small molecule drugs to treat cardiovascular disease, the leading cause of death in the United States. We currently are conducting clinical trials for two of our drug candidates, including ranolazine, which is in its second Phase III trial. In addition, we have several research and preclinical development programs designed to bring additional drug candidates into human clinical testing. Consistent with our business strategy, we currently retain United States marketing rights to our two lead clinical candidates, ranolazine and CVT-510.

Ranolazine for the potential treatment of angina:

    Ranolazine, a potential treatment for angina, is currently in its second Phase III trial. Angina is the heart pain, often quite debilitating, that results from a shortage of oxygen-rich blood available to the heart relative to the oxygen required for the amount of work the heart needs to do. For many patients, this oxygen shortage occurs even when their hearts only need to do the minimal work necessary to support routine activities such as climbing stairs or carrying groceries from the car. Typically, this oxygen shortage is the result of obstructions in the coronary arteries that prevent proper circulation of oxygen-rich blood. According to the American Heart Association, there were approximately 7.2 million patients in the United States in 1998 who suffered from angina.

    The key to treating angina is to bring the heart's need for oxygen into balance with its available supply. Current pharmaceutical therapies, such as beta blockers, calcium channel blockers and long-acting nitrates, all achieve this result by forcing a reduction in the demand for oxygen by forcing a lowering in one or more of heart rate, blood pressure or the strength of contraction of the heart muscle. These patients may be unable to tolerate further reductions in the heart rate, blood pressure and the strength of contraction, and therefore, current therapies may prove unsatisfactory.

    We believe ranolazine balances the oxygen supply/demand equation by causing the heart to use oxygen more efficiently. In other words, ranolazine may allow a diseased heart to do its work with a limited supply of oxygen. By improving the heart's oxygen efficiency, ranolazine may be able to provide a treatment for angina without forcing a reduction in the amount of work that the heart can do. This may allow patients to reduce their angina without lowering heart rate, blood pressure or cardiac contraction strength, an outcome not currently available to patients.

    In August 1999, we announced initial results from the first of two planned Phase III trials of ranolazine, our anti-anginal drug candidate. The results of the trial, called Monotherapy Assessment of Ranolazine in Stable Angina, or MARISA, indicated increases in patients' treadmill exercise duration compared to placebo, the primary endpoint for this trial. These results were statistically significant at the 99.5% or greater level, or what is commonly referred to as p <= 0.0005. This means that, applying widely-used statistical methods, the chance that these results could have occurred by accident is less than 1 in 200.

    In July 1999, we initiated the second of the two planned Phase III trials, called Combination Assessment of Ranolazine in Stable Angina, or CARISA. Should results of this trial be consistent with the results we found in the MARISA trial, we intend to file a New Drug Application, or NDA, with the United States Food and Drug Administration.

    In May 1999, we entered into a sales and marketing agreement with Innovex Inc., a subsidiary of Quintiles Transnational Corp. Under this agreement, if the FDA approves ranolazine for sale in the United States, Innovex will hire and train a dedicated sales force for ranolazine and assist in funding product launch and fund the first five years of sales and marketing expenses. We will receive 100% of the revenues from sales of ranolazine. In turn, we will pay Innovex a share of those revenues that will not exceed 33% of sales in the first two years, and that will decline to a maximum of 25% by the fourth and fifth years. At the end of the five-year agreement, we can retain the sales force built by Innovex.

CVT-510 for potential heart rate reduction during atrial arrhythmias:

    Our product candidate in clinical trials, CVT-510, is a potential treatment to reduce the heart rate during atrial arrhythmias. When a patient experiences an atrial arrhythmia, the heart beats too fast to accommodate effective pumping of blood throughout the body. According to hospital audit reports, atrial arrhythmias are involved in approximately 2.6 million hospital diagnoses in the United States each year.

    Current therapies to control heart rate during these episodes may entail a number of undesirable features. Digoxin may not work quickly enough. Beta blockers and calcium channel blockers may reduce blood pressure in patients whose blood pressure is already dangerously low due to the arrhythmia itself. Finally, Adenocard, the branded name of adenosine, also reduces blood pressure and may slow heart rate for too brief a time to be effective in treating many arrhythmias.

    CVT-510 is a new small molecule that we believe may address the shortcomings of current therapies. CVT-510 selectively stimulates the adenosine A1 receptor, which may slow heart rate. However, unlike Adenocard, CVT-510 does not stimulate the adenosine A2 receptor, which may lower blood pressure. In animal studies, CVT-510 slowed heart rate immediately and for several minutes.

    The Phase I trial for CVT-510 met our previously established objectives of providing safety and tolerability data, as well as data relating to slowing electrical conduction in the heart. We believe these clinical data and the results of the prior animal studies suggest that CVT-510 may act rapidly to slow heart rate during atrial arrhythmias without decreasing blood pressure in patients.

    In December 1999, we initiated an open-label, dose-escalation Phase II trial of CVT-510 in patients with atrial arrhythmias.

CVT-124 for the potential treatment of congestive heart failure:

    In February 2000, Biogen, Inc., the licensee of our adenosine A1 receptor antagonist technology, patents and compounds, including CVT-124, which Biogen refers to as the Adentri(TM) Program, announced that it had successfully completed a Phase II trial of CVT-124 in patients with moderate-to-severe congestive heart failure, or CHF. However, Biogen also announced its intention to continue the Adentri(TM) program with a new molecule currently in preclinical studies. Biogen also announced that it would make a milestone payment to us.

Research and preclinical programs:

    We also have a number of preclinical and research programs. Three of our preclinical programs have late stage data. These three programs are focused on developing novel therapies for cardiac imaging, chronic atrial arrhythmias and restenosis.

CARDIOVASCULAR DISEASE BACKGROUND

    Cardiovascular disease is the leading cause of death in the United States, claiming more than 950,000 lives in 1997. This is more than 165% of the number of deaths attributed to AIDS and cancer combined. The American Heart Association estimated the total amount spent on cardiovascular medications in the United States for 1998 at $14.8 billion.

    The cardiovascular system is comprised of the heart, the blood vessels, the kidneys and the lungs. Together, the components of the cardiovascular system deliver oxygen and other nutrients to the tissues of the body and remove waste products. The heart propels blood through a network of arteries and veins. The kidneys closely regulate the blood volume and the balance of chemicals, such as sodium, potassium and chloride, in the blood, and the lungs put oxygen in the blood and remove carbon dioxide. To accomplish these tasks, the cardiovascular system must maintain adequate blood flow, or cardiac output. Cardiac output is determined by factors such as heart rate and blood pressure, which in turn are controlled by a variety of hormones such as adrenaline, angiotensin and adenosine. These hormones exert their effects by binding to specific receptors on the surfaces of a variety of cell types in the heart, lungs, blood vessels and kidneys. Any significant disruption of this system results in cardiovascular disease.

    Cardiovascular diseases, including atherosclerosis, which is the hardening of the arteries, hypertension, which is high blood pressure, and others, may cause permanent damage to the heart and blood vessels, leading to CHF, angina and myocardial infarction. In 1998, in the United States, there were 7.2 million patients with angina and 4.9 million patients with CHF. In 1997, there were 2.6 million hospital diagnoses of acute atrial arrhythmias in the United States. More than 20 years ago, drugs such as nitrates, beta blockers, calcium channel blockers and ACE inhibitors were developed to treat cardiovascular diseases. These drugs have contributed to an increase in the survival of patients who suffer from cardiovascular disease. However, these drugs also can cause a variety of undesirable side effects, including fatigue, depression, impotence, headaches, palpitations and edema. They also may lack effectiveness in various segments of the cardiovascular market. Molecular cardiology has provided new insight into the mechanisms underlying cardiovascular diseases, thus creating the opportunity for improved therapies.

BUSINESS STRATEGY

    The key elements of our business strategy are as follows:

    Identify and develop new drugs for the treatment of cardiovascular diseases a single therapeutic area

    By being focused on one therapeutic area, cardiovascular disease, we believe that we can be relatively efficient in our drug discovery, development and commercialization efforts. Our concentrated focus on cardiovascular disease may add to our efficiency, including in the following areas:

    * Research--focus is on the molecular mechanisms of the cardiovascular system

    *  Regulatory--discussions are with the same FDA division

    * Clinical investigators--investigators in one trial are candidates for future trials

    * Consultants--thought leaders are tapped for numerous internal programs

    * Clinical need--key employees are experienced in cardiovascular and/or clinical science

    * Sales force efficiency--detailing is to the same cardiologists and other prescribing doctors.

    Focus on small molecule drug candidates

    Small molecule therapeutics can frequently be administered orally on an outpatient basis. By contrast, to date, "large molecule" therapeutics, such as proteins or monoclonal antibodies, can very rarely be formulated to accommodate oral outpatient administration. In addition, our emphasis on small molecule therapeutics means that our drug candidates can be produced by conventional pharmaceutical manufacturing methods. We believe that the established contract pharmaceutical manufacturing industry provides us the opportunity to use outside production capabilities.

    Commercialize products, in part, through a concentrated marketing effort targeted to cardiologists

    A focused commercialization effort can provide marketing cost efficiencies. Patients that have severe cardiovascular conditions are generally treated by cardiologists. In 1996, there were approximately 20,000 cardiologists in the United States. Cardiologists are generally concentrated in metropolitan communities near major medical centers. We believe that this small number of subspecialists is responsible for a significant portion of the patient visits associated with prescriptions written for severe cardiovascular conditions. These market dynamics make it possible to approach the sales of the drugs in our pipeline with a focused sales force, like the one to be provided for ranolazine through our sales and marketing services agreement with Innovex, Inc.

    Participate in the sales and marketing in the United States of at least some of the drugs we develop

    In the biopharmaceutical industry, a substantial percentage of the profits generated from successful drug development are typically retained by the entity directly involved in the sales and marketing of the drug. Licensing our drug candidates to a third party who will complete development and provide sales and marketing resources in exchange for a sales royalty may reduce some of our risks. However, we believe that the risk-return tradeoff typically favors developing and then marketing and selling products ourselves. Therefore, a key element of our business strategy is to be involved, when practical, in the sales and marketing of our products in the United States. Though we may eventually become involved in direct sales and marketing activities in other parts of the world, our initial direct efforts will be in the United States.

PRODUCT PORTFOLIO

    We have the following portfolio of product candidates:

                                                                                                DEVELOPMENT
  PRODUCT                    TARGET                                  INDICATION                    STATUS
  -------                    ------                                  ----------     			-----------

Ranolazine       Fatty acid oxidation inhibition            Angina                               Phase III
CVT-510          Adenosine A1 receptor in the heart         Acute heart rate control during      Phase II
                                                            atrial arrhythmias
Adentri(TM)      Adenosine A1 receptor in the kidney        Congestive heart failure             Preclinical
CVT-3146         Adenosine A2A receptor in the heart        Cardiac imaging                      Preclinical
CVT-2584         CDK2                                       Restenosis, arterial bypass graft    Preclinical
CVT-2501         Adenosine A1 receptor in the heart         Chronic heart rate control during    Preclinical
                                                            atrial arrhythmias
CVT-2511         Fatty acid oxidation inhibition            Angina                               Research
Cholesterol      Tangier disease gene/HDL elevation         Atherosclerosis                      Discovery
Transport


    In the table, under the heading "Development Status," "Phase III" indicates evaluation of clinical efficacy and safety within an expanded patient population at geographically dispersed clinical trial sites. "Phase II" indicates safety testing and initial efficacy testing in healthy volunteers and a limited patient population. "Phase I" indicates initial safety testing in healthy volunteers and a limited patient population. "Preclinical" indicates lead compound selected for possible development which meets predetermined criteria for potency, specificity, manufacturability and pharmacologic activity in animal and/or in vitro models. "Research" indicates lead candidate being tested against predetermined criteria. "Discovery" indicates efforts to identify drug candidates for further evaluation.

RANOLAZINE

    Ranolazine is a new small molecule for the potential treatment of angina. Research indicates that ranolazine may cause a partial shift in the source of energy for the heart from fatty acid toward glucose, which is a more oxygen efficient source of energy. We are developing ranolazine to potentially treat angina because we believe ranolazine may significantly improve exercise tolerance, the standard clinical measurement for angina treatment. However, unlike current anti-anginal medicines, ranolazine may allow blood pressure and heart rate to remain essentially unchanged, and as a result, may have an improved tolerability profile compared to currently available therapies. We licensed ranolazine from Syntex in March 1996.

    Potential Indication Angina

    Angina is heart pain. Angina sufferers often describe their pain as a crushing, strangling and/or burning sensation in the chest. These attacks can occur anytime or anywhere, but in most patients with angina, they are often triggered by daily physical exertion or emotional stress.

    Angina is caused when the heart muscle does not get enough oxygen-carrying blood to meet its need, generally because of obstructions in the coronary arteries feeding blood to the heart. These obstructions typically are caused by a buildup of cholesterol deposits in the coronary arteries. All the body's organs and tissues need oxygen to extract energy from the foods we eat. The heart also needs oxygen in order to fuel its mechanical work of pumping blood throughout the body. Angina occurs when the blood supply cannot provide enough oxygen to meet the heart muscle's demand.

    In the United States, approximately 7.2 million patients in 1998 had angina. Based on published data, we estimate that over half of these patients are currently being treated with multiple medications, including nitrates, beta blockers and calcium channel blockers.

    Current Approaches to Angina Treatment

    Currently available drugs to treat angina include beta blockers, calcium channel blockers, and long-acting nitrates. These drugs treat angina by decreasing the heart's demand for oxygen by reducing the work it is asked to perform. These drugs work by lowering heart rate, blood pressure and/or the strength of the heart's contraction. These hemodynamic effects can limit or prevent the use of currently available drugs in patients whose blood pressure or cardiac function is already decreased. These effects can be particularly pronounced when these drugs are used in combination. Additional adverse effects include lower extremity edema associated with calcium channel blockers, impotence and depression associated with beta blockers and headaches associated with nitrates. Consequently, for some patients, presently available medical treatment may not provide relief of angina without unacceptable effects.

    pFOX Inhibition A Potential New Approach by Ranolazine

    Cardiac metabolism is the process by which the heart extracts the energy it needs to pump blood from either fat or glucose by combining them with oxygen. Under normal conditions, cardiac metabolism uses both fat and glucose on a roughly 60% fat and 40% glucose basis. If fatty acid oxidation, which is the combination of fatty acids and oxygen into energy, is inhibited, cardiac metabolism shifts to utilizing more glucose. Since the heart gets more energy from a unit of oxygen combined with glucose than it does from that same unit of oxygen combined with fat, causing a shift in cardiac metabolism from fat to glucose should improve cardiac efficiency. However, a complete shift away from metabolizing fatty acids could potentially lead to unwanted side effects. Consequently, only a partial inhibition of fatty acid oxidation is likely to be desirable.

    Research indicates that ranolazine may cause such a partial shift, and that ranolazine may be a partial fatty acid oxidation, or pFOX, inhibitor. Specifically, ranolazine may cause a partial, and reversible, inhibition of fatty acid oxidation during conditions of a shortage of oxygen. Inhibition of fatty acid oxidation results in a shift to more glucose oxidation, which produces more energy per unit of available oxygen. Such an improvement in cardiac efficiency could contribute to a treatment for angina by reducing the imbalance between oxygen demand and oxygen supply.

    As a pFOX inhibitor, ranolazine potentially operates via a completely different pathway than the existing anti-anginal drugs. Ranolazine does not appear to work by lowering heart rate or blood pressure to reduce oxygen demand. Rather, ranolazine may affect cardiac metabolism, the process by which energy is extracted from glucose and fatty acids by combining them with oxygen. Ranolazine appears to improve the efficiency of cardiac metabolism by allowing the otherwise limited supply of oxygen to produce more energy. This metabolic shift toward glucose metabolism and away from fatty acid metabolism does not affect heart rate, blood pressure or the contraction strength of the heart. Consequently, patients taking ranolazine may be able to maintain these hemodynamic measures at or near baseline levels, which they are unable to do if they take any of the currently available anti-anginal medications.

    The following table sets forth the mechanisms and effects of ranolazine and anti-anginal drugs.


                                      Heart                     Blood                   Mechanism
                                      Rate                     Pressure

Ranolazine:                             -                         -                     Improves oxygen
pFOX Inhibitor                                                                          metabolism

Beta                                [DOWN ARROW]             [DOWN ARROW]               Decreased
Blockers                                                                                pump function

Calcium                             [DOWN ARROW]             [DOWN ARROW]               Decreased
Channel                                                                                 pump function,
Blockers                                                                                vasodilation

Long-Acting                        [UPWARD ARROW]            [DOWN ARROW]               Vasodilation
Nitrates


    For the above table, the data and the reflected mechanism of action indicated for ranolazine is based on clinical trials to date. Unlike beta blockers, calcium channel blockers and long-acting nitrates, ranolazine has not yet been approved by the FDA as safe or effective, and clinical trials are currently underway to confirm this hypothesis.

Ranolazine Clinical Trial Status

    In August 1999, we announced initial results from our monotherapy assessment of ranolazine in stable angina, or MARISA trial, the first of two planned Phase III clinical trials of ranolazine in angina. MARISA was a randomized, double-blind, placebo-controlled trial of a sustained release formulation of ranolazine used in patients who were not receiving other anti-anginal drugs. Patients were evaluated by treadmill exercise testing during treatment with placebo and each of three doses of ranolazine, 500mg twice daily, 1000mg twice daily, and 1500mg twice daily. The results of the trial are summarized below:

    * The MARISA primary endpoint was treadmill exercise duration approximately 12 hours after the previous dose and just before the next dose. At this time, ranolazine plasma concentrations are at their lowest point during the dosing cycle, or at trough. Data from 175 patients appear to show that compared to placebo, ranolazine taken twice a day increased exercise duration at trough plasma concentrations, at all three active doses studied. These results were statistically significant at the 99.5% or greater level, or what is commonly referred to as p <= 0.005. This means that, applying widely used statistical methods, the chance that these results could have occurred by accident is less than 1 in 200.

    * Key secondary endpoints, exercise time to onset of angina and exercise time to the electrocardiographic appearance of ischemia were increased at all three ranolazine doses studied compared to placebo. These results were statistically significant at the 99.5% or greater level, or p <= 0.005.

    * The lack of clinically relevant hemodynamic effects was consistent with results observed in prior clinical trials of a different formulation of ranolazine. While increases in exercise duration were observed, ranolazine had no clinically meaningful impact on heart rate or blood pressure, either at rest or following exercise.

    * Adverse events, including dizziness, asthenia or weakness, and nausea, and the electrocardiographic changes observed in this trial, were consistent with those observed in prior trials of a different formulation of ranolazine. Adverse event frequency increased as dose increased.

    In July 1999, we initiated our second pivotal Phase III clinical trial, combination assessment of ranolazine in stable angina, or CARISA. The CARISA trial is a randomized, double-blind, placebo controlled trial of ranolazine used in combination with other anti-anginal drugs in approximately 460 patients. Should results of this trial be consistent with the results we found in the first Phase III trial, we intend to submit a New Drug Application, or NDA, to the United States Food and Drug Administration.

    Three Phase II trials completed by Syntex prior to 1994 indicated that an immediate release formulation of ranolazine increased, with p < 0.05, the exercise duration of angina patients during exercise testing at peak dosage levels, compared to placebo. This result was observed both when ranolazine was given alone and in combination with beta blockers or calcium channel blockers. In these trials, ranolazine was administered on a three times daily schedule. To achieve a more commercially attractive product with a twice-daily dosing schedule, Syntex developed a sustained release formulation of ranolazine which we are using in our Phase III clinical trials. To date, ranolazine has been tested in more than 2,100 patients and volunteers in the United States and Europe.

    Commercialization of Ranolazine

    In May 1999, we entered into a sales and marketing alliance with Innovex, Inc., a subsidiary of Quintiles Transnational Corp. Under this agreement, if ranolazine is approved for sale in the United States by the FDA, Innovex will hire and train a dedicated sales force for ranolazine, fund product launch and the first five years of sales and marketing expenses. We will receive 100% of the revenues of ranolazine, and we will pay Innovex a share of those revenues that will not exceed 33% in the first two years of sales that will decline to a maximum of 25% by the fourth and fifth years. Further, in exchange for giving us the option to retain this trained sales force at the end of the contract, Innovex will receive a royalty on sales of 7% in the sixth and 4% in the seventh years after launch.

    Innovex provides sales and marketing services to the pharmaceutical industry worldwide. As of December 31, 1999, Innovex reported that it had 3,500 sales people in various United States pharmaceutical sales teams.

CVT-510

    We are developing CVT-510 for the potential acute control of heart rate. Atrial arrhythmias are abnormally rapid heart rates which include the conditions of atrial fibrillation, atrial flutter and paroxysmal atrial tachycardias. CVT-510 is an adenosine A1 agonist which may act selectively on the conduction system of the heart to slow electrical impulses. CVT-510 may offer a new approach to rapid and sustained control of acute atrial arrhythmias by reducing heart rate without lowering blood pressure. We are currently conducting a Phase II trial of CVT-510 in the United States in patients with atrial arrhythmias. To date, we have retained all development and marketing rights for CVT-510.

    Potential Indication Acute Heart Rate Control During Atrial Arrhythmias

    Atrial arrhythmias occur when the atria of the heart beat rapidly, or uncontrollably, sending multiple electrical impulses to the ventricles of the heart. An excessive increase in ventricular rate reduces the heart's cardiac output due to inadequate filling and emptying of the left ventricle. Potentially damaging consequences include low blood pressure and damage to the brain, heart and other vital organs. Thus, these arrhythmias can be life-threatening and require rapid treatment. Because of the severity of these conditions and the need to treat patients quickly, intravenous therapies are typically used.

    In the United States, atrial arrhythmias are involved in approximately
2.6 million hospital diagnoses annually. They are a major complication of heart attacks, heart failure and cardiac surgery. The acute treatment of atrial arrhythmias involves slowing the heart rate. Later, when the heart rate is controlled, additional steps can be taken to reverse the abnormal electrical activity in the atria which underlie these arrhythmias.

    Current Approaches to Acute Heart Rate Control During Atrial Arrhythmias

    Current medical therapies, which include digitalis, calcium channel blockers, beta blockers and Adenocard, aim to slow the heart to a normal rate but have significant limitations in the acute care setting. Digitalis is effective in controlling heart rate, but requires a long time to take effect. This can be dangerous in patients whose condition requires prompt heart rate control to restore normal cardiac output. Calcium channel blockers, beta blockers and Adenocard act quickly but are themselves associated with reductions in blood pressure and depressed cardiac function. These drugs could potentially exacerbate the condition of patients already experiencing cardiac dysfunction as a complication of the arrhythmia. Furthermore, the effect of Adenocard persists only for a few seconds, and as a result, is not indicated for treatment in patients with atrial fibrillation or flutter.

    Cardiac Conduction System

    During an atrial arrhythmia, the atria of the heart beat too rapidly, sending excessive electrical impulses to the ventricles of the heart. These electrical impulses are initiated at a set of specialized cells in the atria, known as the sinus node, and then run to another set of specialized cells known as the atrio- ventricular node. It is this AV node which controls the transmission of the electrical impulses to the ventricles. Since the rate at which electrical impulses pass through the AV node determines ventricular heart rate, slowing AV nodal transmission will result in a reduction in ventricular heart rate. Since ventricular rate is a primary determinant of cardiac output, prompt slowing of rapid AV nodal conduction is one treatment approach to slowing the abnormally rapid heart rate of an atrial arrhythmia.

    Potential Treatment by CVT-510

    CVT-510 is designed to selectively stimulate the adenosine A1 receptor. Stimulation of the adenosine A1 receptor in the AV node slows the speed of electrical conduction across the AV node. Data from slowing of AV nodal conduction, in turn, reduces the number of electrical impulses that reach the ventricle. Stimulation of the

A2 receptor may lower blood pressure.
Since CVT-510 may selectively stimulate the adenosine A1 receptor without significantly stimulating the adenosine A2 receptor, it may be possible to intervene immediately in the arrhythmia process without the unwanted effect of lowering blood pressure. CVT-510 may offer cardiac patients and clinicians alternatives to current therapies available today that are either relatively slow to act or reduce blood pressure.

    CVT-510 Clinical Trial Status

    In a Phase I, open-label, dose-escalation safety trial, designed to measure the response to CVT-510 of electrical conduction through the AV node, we identified apparently well tolerated doses of CVT-510 which also appear to slow AV nodal conduction. In December 1999, we initiated a multicenter, open label, dose escalation Phase II trial of CVT-510 in patients with atrial arrhythmias.

ADENTRI(TM) PROGRAM

    Patients with congestive heart failure, or CHF, have limited heart pumping function, and the corresponding reduction in blood flow impairs the kidneys' ability to clear fluid wastes from the body. Current therapies tend to negatively impact other activities of the kidneys. Preclinical studies and clinical trials indicate that adenosine A1 receptor antagonists may increase the kidney's ability to clear fluid wastes without decreasing other functions of the kidneys. Thus, we believe that adenosine A1 receptor antagonists have the potential to be a new therapy for the treatment of CHF.

    We licensed the rights to our adenosine A1 receptor antagonist technology, patents and compounds, including CVT-124, to Biogen, Inc. in March 1997. Collectively, Biogen's efforts in this area are referred to as the Adentri(TM) program. As a result of the agreements we signed, Biogen has an exclusive worldwide license to develop, manufacture and commercialize CVT-124 and any other adenosine A1 receptor antagonists developed either by Biogen or CVT which is based on our patents or our technology. As of February 2000, we have received $20.5 million in payments from Biogen in connection with the Adentri(TM) program consisting of cash, an equity investment and funding under a loan facility. As long as Biogen retains its license for our adenosine A1 receptor antagonist technology and patents, Biogen is responsible for funding all development and commercialization expenses related to these compounds. Moreover, we may receive additional milestone payments upon clinical progress and royalties.

    In February 2000, Biogen announced that it had successfully completed a Phase II trial of CVT-124 in patients with moderate-to-severe CHF. However, Biogen also announced its intention to continue the Adentri(TM) program with a new molecule currently in preclinical studies. Biogen also announced that it would make a milestone payment to CVT.

    Potential Indication Congestive Heart Failure

    CHF occurs when the heart muscle is weakened by disease so it cannot adequately pump blood throughout the body. As a result of this pump failure, fluid accumulates throughout the body, including in the lungs. This results in shortness of breath. Fluid also accumulates in the body because of adaptations by the kidneys during CHF.

    Approximately 4.9 million people in the United States in 1998 suffered from CHF, with an estimated 400,000 new cases each year. Approximately 875,000 patients in 1995 were hospitalized in the United States with a primary diagnosis of CHF. CHF is the leading cause of hospital admissions among patients over 65.

    Current Approaches to Treating Congestive Heart Failure

    Current treatment of CHF consists of therapy designed to improve the pumping function of the heart combined with the administration of diuretics to eliminate excess sodium and water from the body by blocking reabsorption in the kidneys. However, current diuretic therapies such as furosemide, thiazides and spironolactone become less effective over time as the disease progresses. Approximately one quarter of hospitalized CHF patients are resistant to current intravenous diuretic therapies. The dosage for the most commonly prescribed diuretics for CHF are often increased as the disease progresses, which can be associated with toxic side effects. One side effect is potassium loss, which may lead to an increased incidence of cardiac arrhythmias if potassium is not monitored and replaced. A second side effect is a decline in kidney function.

    Potential Treatment by Adenosine A1 Receptor Antagonists

    An adenosine A1 receptor antagonist blocks the action of the adenosine A1 receptors. Since the adenosine A1 receptor plays an important role in the kidneys to cause the kidneys to retain sodium and fluids, blocking the action of this receptor may reduce the amount of fluid that the kidneys retain.

    Clinical Trial Experience

    In Phase I and Phase II trials, CVT-124 appeared to be generally well tolerated and produced increases in urine, sodium and chloride excretion compared to placebo. This was observed both in healthy volunteers and in moderately severe CHF patients. Moreover, trials to date indicate that CVT-124 may be able to treat fluid overload without an associated reduction in the filtration function of the kidneys. Furosemide, which is currently the most commonly used treatment for fluid overload caused by CHF, has been shown in prior trials to be associated with a reduction in the filtration function of the kidneys. In February 2000, Biogen announced it had successfully completed a placebo-controlled Phase II trial evaluating various doses of CVT-124 in comparison to, and in combination with, the diuretic, furosemide.

    Program Status

    In February 2000, Biogen announced its intention to continue the Adentri(TM) program with a new molecule currently in preclinical studies. Prior to initiating clinical studies with a new compound, Biogen will be required to complete its preclinical studies and to submit an IND to the FDA.

PRECLINICAL PIPELINE

    Our research and development team is creating new product opportunities through our expertise in molecular cardiology. We have preclinical research programs in the areas of:

    *  cardiac imaging

    *  cell cycle inhibition

    *  cardiac conduction

    *  cardiac metabolism

    *  Tangier disease.

    Cardiac Imaging Program

    The goal of our cardiac imaging program is to develop new drug candidates that are useful in cardiac imaging studies. Cardiac imaging studies play an integral part in the detection and characterization of coronary artery disease. Images are obtained at rest and under stress conditions, which are created either by exercise or by the application of a pharmacological agent.

    Based on our understanding of adenosine receptor pharmacology, we expect that a selective, short-acting adenosine A2a receptor agonist may be an ideal coronary stressing agent for use in cardiac imaging studies. We are developing CVT-3146 as a short-acting selective adenosine A2a receptor agonist. Preclinical studies have shown that CVT-3146 stimulates the adenosine A2a receptor without lowering blood pressure.

    Cell Cycle Inhibition Program

    The goal of our cell cycle inhibition program is to develop new therapeutics that suppress abnormal cellular proliferation. Excessive proliferation of cardiovascular connective tissue cells or vascular smooth muscle cells cause the scarring and loss of function that is characteristic of chronic diseases of the heart, blood vessels and kidneys. As part of our drug discovery strategy, we have focused upon newly-discovered enzymes, called cell cycle enzymes, that regulate cellular proliferation.

    CVT-2584 is a new compound that selectively inhibits CDK2, a critical cell cycle enzyme which participates in the control of the cell cycle. CDK2 has a three dimensional structure that was first determined by our academic collaborators. It is central to cellular proliferation, and we selected it as our first target in the cell cycle inhibition program. Animal studies have shown substantial reduction of blockages after vascular injury.

    Cardiac Conduction Program

    The goal of our cardiac conduction program is to develop new therapeutics to manage the electrical conduction system in the heart. Electrical impulses within the heart muscle play a key role in causing the heart muscle to sequentially expand and then contract, which is required for the heart to pump blood throughout the body in a controlled rhythm. Failure of this electrical system to function properly will result in a poorly pumping heart, such as in atrial arrhythmias.

    We are developing CVT-2501 for potential treatment of chronic atrial arrhythmias. Similar to CVT-510, which is targeting the acute atrial arrhythmia market, CVT-2501 is a selective adenosine A1 agonist; however CVT-2501 is targeting the chronic atrial arrhythmia market. We have conducted preclinical studies indicating that CVT-2501, when given orally, slowed electrical impulses in the conduction tissue of the heart by stimulating the adenosine A1 receptor.

    Cardiac Metabolism Program

    The goals of our cardiac metabolism program are to further characterize the therapeutic potential of ranolazine in the treatment of indications other than angina, and to discover new, proprietary second generation ranolazine products. Ranolazine's mechanism of action, pFOX inhibition, provides an opportunity for us to examine its possible role in cardio-protection and its ability to increase the mechanical performance of the heart.

    CVT-2511 is one of several compounds that may be more potent than ranolazine in its inhibition of fatty acid oxidation. We are evaluating a series of compounds, including CVT-2511, for their pharmacological and pharmaceutical properties.

    Tangier Drug Discovery Program

    The goal of our Tangier drug discovery program is to study the ways in which excess cholesterol is removed from the walls of blood vessels, in an effort to prevent or reverse the buildup of arterial plaques that cause heart attacks. Roughly half of heart attacks occur in patients with low levels of high density lipoproteins, known as the "good" form of cholesterol, or HDL. Patients with the genetic disorder called Tangier disease have virtually no HDL in their blood, and are at a greatly increased risk for developing cardiovascular disease. CVT scientists have recently used a new strategy combining gene expression microarrays, from our partner Incyte, and biochemical techniques to identify the gene that is defective in patients with Tangier disease. Having identified the gene that is responsible for the genetic disorder in Tangier disease patients, we are now targeting this gene as part of a drug discovery program to identify means to increase HDL.

COLLABORATIONS AND LICENSES

    We have established, and intend to establish, strategic partnerships to expedite development and commercialization of our drug candidates. For those programs with potential application outside of cardiovascular disease, we intend to identify additional corporate partners. In addition, we have licensed chemical compounds from academic collaborators and other companies. Our collaborations and licenses currently in effect include:

    Innovex

    In May 1999, we entered into a sales and marketing services agreement with Innovex. Under this agreement, if ranolazine is approved for sale in the United States by the FDA, Innovex will fund product launch and the first five years of sales and marketing expenses. We will receive 100% of the revenues from sales of ranolazine, and we will pay Innovex a share of those revenues.

    The agreement calls for Innovex to conduct pre-launch activities, hire and train a dedicated cardiology sales force to launch and promote ranolazine, and provide post-launch marketing and sales services. To fund pre-launch activities, Quintiles will provide us with a $10 million credit facility at the time we file with the FDA for approval. We are required to spend a minimum of $10 million on ranolazine pre-launch marketing activities so long as Quintiles provides advances under the credit facility. Upon FDA approval, Quintiles will make a $10 million milestone payment to us, which we are obligated to use to repay any amounts outstanding under the credit facility. Should we file for approval and draw down the credit facility, but never receive FDA approval, we are obligated to repay the loan within 10 years of the date we received the loan.

    Innovex has agreed to provide services for at least three years after launch and to provide services in years four and five after launch if minimum sales levels are met. The agreement also specifies the minimum number of sales representatives and the minimum level of dollars to be spent on marketing by Innovex during the first two years of the contract, regardless of sales levels. The minimum size of the sales force and the marketing expenses in year three or any subsequent year must be maintained by Innovex as long as minimum sales levels are met.

    In exchange for providing these sales and marketing services, Innovex will receive up to an average of 33% of revenues in the first two years of sales, declining to 30% for the third year and declining again to 25% in years four and five. Further, in exchange for giving us the option to retain this trained sales force at the end of the contract, Innovex will receive a royalty on sales of 7% in the sixth and 4% in the seventh years after launch.

    In connection with the agreement, Quintiles purchased 1,043,705 shares of our common stock for a total purchase price of $5.0 million.

    Biogen

    In March 1997, we entered into two research collaboration and license agreements with Biogen. The agreements grant Biogen the exclusive worldwide right to develop and commercialize any products which are produced based on our adenosine A1 receptor antagonist patents or technologies, including CVT-124, for all indications. In exchange, we received a $16.0 million payment consisting of cash, an equity investment and funding under a loan facility. In addition, Biogen agreed to make significant milestone payments and equity investments and provide a general purpose loan facility, all of which are subject to achievement of clinical development and commercialization milestones. In December 1998, Biogen released an additional $4.5 million under the loan facility. Based on results of a recently completed Phase II clinical trial, Biogen announced its intention to proceed with the program, but with a backup compound, and that it will make a milestone payment to us. Biogen will also pay royalties on any future sales of products covered by the agreement. Biogen has control and responsibility for conducting, funding and pursuing all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of adenosine A1 receptor antagonist.

    In connection with the agreements, Biogen purchased 669,857 shares of common stock for a total purchase price of $7.0 million. In addition, we received advance funding of a milestone payment covered by our technology.

    Biogen may terminate the agreements for any reason upon 60 days written notice. If Biogen terminates the agreements, all rights to the technology will revert to us, and we will pay Biogen a small royalty on future sales of CVT-124 or any other adenosine A1 receptor antagonist.

    Incyte

    In July 1998, we entered into a joint research collaboration agreement with Incyte Pharmaceuticals, Inc. to develop a prototype gene expression database in the area of cardiovascular biology. We will contribute our molecular cardiology expertise and Incyte will contribute its genomics capabilities. Incyte will own the data produced, and we will receive a perpetual, non-exclusive license to use the data in our drug development efforts. Each party will bear its own costs of the research.

    Syntex

    In March 1996, we entered into a license agreement with Syntex (U.S.A.), Inc. to obtain United States and foreign patent rights to ranolazine for the treatment of angina and other cardiovascular indications. Pursuant to the agreement, Syntex provided quantities of the compound to us. The license agreement is exclusive and worldwide except for the following countries which Syntex licensed exclusively to Kissei Pharmaceuticals, Ltd. of Japan:
Japan, Korea, China, Taiwan, Hong Kong, the Philippines, Indonesia, Singapore, Thailand, Malaysia, Vietnam, Myanmar, Laos, Cambodia and Brunei.

    Under the license agreement, we paid an initial license fee. In addition, we are obligated to make payments upon product approvals in the first two major markets, but in no event later than March 31, 2005 and March 31, 2006, respectively. In addition, we will make royalty payments based on net sales of products that utilize the licensed technology. We are required to use commercially reasonable efforts to develop and commercialize the product for angina. We paid $1.5 million to Syntex in 1997 in a combination of cash and common stock.

    University of Florida Research Foundation

    In June 1994, we entered into a license agreement with the University of Florida Research Foundation, Inc. ("UFRFI") under which we received exclusive worldwide rights to develop adenosine A1 receptor antagonists for the detection, prevention and treatment of human and animal diseases. In consideration for the license, we paid an initial license fee and are obligated to pay royalties based on net sales of products that utilize the licensed technology. CVT-124 uses this technology. Under the agreement, we must exercise commercially reasonable efforts to develop and commercialize one or more products covered by the licensed technology. In the event we fail to reach certain milestones under the agreement, UFRFI may convert the exclusive license into a non-exclusive license.

MARKETING AND SALES

    Except for our sales and marketing services agreement with Innovex, we currently have no sales or distribution capabilities, and have only very limited marketing capabilities. We may promote our products in collaboration with marketing partners or rely on relationships with one or more companies with established distribution systems and direct sales forces. For example, Innovex will provide sales and marketing for ranolazine in the United
States. For our other products, and for ranolazine at the end of the term of our agreement with Innovex, we may elect to establish our own specialized sales force and marketing organization to market our products to cardiologists.

MANUFACTURING

    We do not currently operate manufacturing facilities for clinical or commercial production of our proposed products. We have no experience in manufacturing, and currently lack the resources and capability to manufacture any of our proposed products on a clinical or commercial scale. Accordingly, we are, and will continue to be, dependent on corporate partners, licensees or other third parties for clinical and commercial scale manufacturing. We are negotiating with third party manufacturers for production of ranolazine to support the remainder of the Phase III clinical program, product approval and commercialization.

    We do have experience in the transfer of synthetic technology from discovery to scale-up manufacturing facilities, having successfully executed technology transfer for the manufacture of clinical supplies of one orally administered agent and one intravenously administered agent. In addition, prior to approval of an NDA for ranolazine, we will be required to demonstrate to the FDA's satisfaction the equivalence of the multiple sources of supply used in our clinical trials and their equivalence to the product to be commercially supplied.

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

    We own several issued United States patents and pending United States and foreign patent applications relating to our technology, including patents related to our clinical programs, ranolazine and CVT-510. A primary patent relating to ranolazine will expire in May 2003 unless we are granted an extension based upon the Waxman-Hatch Act, which we anticipate would extend the patent protection for an additional five years.

    In addition, we have acquired, and in turn have granted to Biogen, an exclusive license to two United States issued patents, one United States pending application and corresponding foreign applications related to CVT-124. We also have acquired a license, which is exclusive in specified territories, to four United States issued patents, and corresponding foreign patents and patent applications related to ranolazine.

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

    *  civil penalties

    *  criminal prosecution

    *  injunctions

    *  product seizure

    *  product recalls

    *  total or partial suspension of production

    * FDA refusal to approve pending NDA applications or NDA supplements to approved applications.

    The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include:

    *  preclinical laboratory tests, animal tests and formulation studies

    * the submission to the FDA of an IND, which must become effective before clinical testing may commence

    * adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication

    *  the submission of an NDA to the FDA

    * FDA review and approval of the NDA prior to any commercial sale or shipment of the drug.

    Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal trials to assess the potential safety and efficacy of the product. Preclinical tests must be conducted in compliance with Good Laboratory Practice regulations and compounds for clinical use must be formulated according to cGMP requirements. The results of preclinical testing are submitted to the FDA as part of an IND.

    A 30-day waiting period after the filing of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not commented on or questioned the IND within this 30-day period, clinical trials may begin. If the FDA has comments or questions, the questions must be answered to the satisfaction of the FDA before initial clinical testing can begin. In addition, the FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense.

    Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practice, under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. The study protocol and informed consent information for patients in clinical trials must also be approved by the institutional review board at each institution where the trials will be conducted.

    Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves trials in a limited patient population to:

    *  determine dosage tolerance and optimal dosage

    *  identify possible adverse effects and safety risks

    * preliminarily support the efficacy of the drug in specific, targeted indications.

    If a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites. There can be no assurance that Phase I, Phase II or Phase III testing of our product candidates will be completed successfully within any specified time period, if at all.

    After completion of the required clinical testing, generally an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing may begin in the United States. The NDA must include the results of extensive clinical and other testing and the compilation of data relating to the product's chemistry, pharmacology and manufacture. The cost of the NDA is substantial.

    The FDA has 60 days from its receipt of the NDA to determine whether the application will be accepted for filing based on the agency's threshold determination that the NDA is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the FDC Act, the FDA has 180 days in which to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA typically will refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee.

    If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue an approval letter, or, in some cases, an approvable letter followed by an approval letter. Both letters usually contain a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA may require postmarketing testing and surveillance to monitor the drug's safety or efficacy, or impose other conditions.

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

    Foreign Regulation of Drug Compounds. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities may be necessary in foreign countries prior to the commencement of marketing of the product in those countries. The approval procedure varies among countries and can involve additional testing. The time required may differ from that required for FDA approval. Although there are some procedures for unified filings for some European countries with the sponsorship of the country which first granted marketing approval, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed.

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

    Hazardous Materials. Our research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. Although we believe that our safety procedures for handling and disposing of hazardous materials comply with the standards prescribed by laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of an accident, we could be held liable for any damages that result. This liability could exceed our resources. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future. There can also be no assurance that our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.

COMPETITION

    The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid and significant technological change. If regulatory approvals are received, ranolazine may compete with several classes of existing drugs for the treatment of angina, some of which are available in generic form, including calcium channel blockers, beta blockers and nitrates. There are also surgical treatments such as coronary artery bypass grafting and percutaneous transluminal coronary angioplasty. However, for those patients who do not respond adequately to existing therapies and remain symptomatic despite maximal treatment with existing anti-anginal drugs and who are not candidates for these surgical procedures, there is no currently effective treatment. In refractory patients who are candidates for these surgical procedures, there is no effective pharmacologic treatment available. We are aware of companies which are developing products that may compete with our other drug candidates. For example, Kyowa Hakko Co., Ltd.,
Fujisawa Pharmaceutical, Japan and Discovery Therapeutics, Inc., are each developing adenosine A1 receptor antagonists which could compete with Adentri(TM). In addition, Novartis AG, GlaxoWellcome PLC, Discovery Therapeutics and Medco Research, Inc. have adenosine A1 receptor agonists under development which could compete with CVT-510.

    We believe that the principal competitive factors in the markets for ranolazine and CVT-510 will include:

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

RISK FACTORS

    In this section, we summarize certain risks regarding our business and industry. These risks are discussed in greater detail, and are discussed in context, in other sections of this report.

    OUR PRODUCT CANDIDATES WILL TAKE AT LEAST SEVERAL YEARS TO DEVELOP, AND WE CANNOT ASSURE YOU THAT WE WILL SUCCESSFULLY DEVELOP, MARKET AND MANUFACTURE THESE PRODUCTS.

    Since our inception in 1990, we have dedicated substantially all of our resources to research and development. We do not have any marketed products and we have not generated any product revenue. Because all of our potential products are in research, preclinical or clinical development, we will not realize product revenues for at least several years, if at all.

    We have not applied for or received regulatory approval in the United States or any foreign jurisdiction for the commercial sale of any of our products. All of our product candidates are either in clinical trials under an Investigational New Drug, or IND, or applicable foreign authority submission, or are in preclinical research and development. We have not submitted an NDA to the FDA or equivalent application to any other foreign regulatory authorities for any of our product candidates, and the products have not been determined to be safe or effective in humans for their intended uses.

    Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. We will incur substantial expense for, and devote a significant amount of time to, preclinical testing and clinical trials.

    Drug discovery methods based upon molecular cardiology are relatively new. We cannot be certain that these methods will lead to commercially viable pharmaceutical products. In addition, some of our compounds within our cardiac imaging, cell cycle inhibition, cardiac conduction, cardiac metabolism and Tangier drug discovery programs are in the early stages of research and development, and we have not submitted IND applications or commenced clinical trials for these new compounds. We cannot be certain when these clinical trials will commence, if at all. Because these compounds are in the early stages of product development, we could abandon further development efforts before they reach clinical trials.

    We cannot be certain that any of our product development efforts will be successfully completed or that any of our products will be shown to be safe and effective. Even if we believe that any product is safe and effective, we may not obtain the required regulatory approvals. Furthermore, we may not be able to manufacture our products in commercial quantities or market any products successfully.

    IF WE ARE UNABLE TO SATISFY THE REGULATORY REQUIREMENTS FOR OUR CLINICAL TRIALS, WE WILL NOT BE ABLE TO COMMERCIALIZE OUR DRUG CANDIDATES.

    All of our products may require additional development, preclinical studies, clinical trials and regulatory approval prior to commercialization. Any delays in our clinical trials would delay market launch and would increase our cash requirements.

    We currently have only two products in clinical development: ranolazine and CVT-510. Many factors could delay completion of our clinical trials, including:

    *  slower than anticipated patient enrollment

    * difficulty in obtaining sufficient supplies of clinical trial materials

    *  adverse events occurring during the clinical trials.

    For example, our first Phase III clinical trial of ranolazine had challenging enrollment criteria. These criteria required patients who suffer from angina to stop taking all of their other anti-anginal medications and receive only placebo during segments of the clinical trial. This meant that they received no medication to treat their angina when they received placebo. Given the difficulty of identifying patients willing to completely stop taking anti-anginal medications, enrollment for this trial was slower than anticipated. We cannot assure you that enrollment for the second Phase III trial for ranolazine will not also be delayed.

    In addition, data obtained from preclinical and clinical activities are susceptible to different interpretations, which could delay, limit or prevent regulatory approval. Delays or rejections may be based upon many factors, including changes in regulatory policy during the period of product development. For example, the initial clinical trials with ranolazine used a different formulation of ranolazine than we used in the MARISA trials and than we are using in the CARISA trial. This means that the NDA will contain data from trials using two different formulations and is subject to interpretation by the FDA. An unfavorable interpretation could result in actions by the FDA that would delay potential approval. We may be unable to maintain our proposed schedules for IND applications and clinical protocol submissions to the FDA, initiations of clinical trials and completions of clinical trials as a result of FDA reviews or complications that may arise in any phase of the clinical trial program.

    Furthermore, even if our clinical trials occur on schedule, the results may differ from those obtained in preclinical studies and earlier clinical trials. Clinical trials may not demonstrate sufficient safety and efficacy to obtain the necessary approvals. For example, in November 1995, based on unfavorable efficacy data from a Phase II trial, we terminated a prior development program.

    IF WE ARE UNABLE TO SATISFY GOVERNMENTAL REGULATIONS RELATING TO THE DEVELOPMENT OF OUR DRUG CANDIDATES, WE MAY BE UNABLE TO OBTAIN NECESSARY REGULATORY APPROVALS TO COMMERCIALIZE OUR PRODUCTS.

    The research, testing, manufacturing and marketing of drug products are subject to extensive regulation by numerous regulatory authorities in the United States and other countries. Failure to comply with FDA or other applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions. These include:

    *  warning letters

    *  civil penalties

    *  criminal penalties

    *  injunctions

    *  product seizure or detention

    *  product recalls

    *  total or partial suspension of production

    *  FDA refusal to approve pending NDAs or supplements to approved
       NDAs.

    The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely expensive and uncertain. We cannot guarantee that any of our products under development will be approved for marketing by the FDA. Even if regulatory approval of a product is granted, we cannot be certain that we will be able to obtain the labeling claims necessary or desirable for the promotion of those products.

    Even if we obtain regulatory approval, we may be required to undertake postmarketing trials. In addition, identification of side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials, changes in labeling of the product, and additional marketing applications.

    If we receive regulatory approval, we will also be subject to ongoing FDA obligations and continued regulatory review. In particular, we or our third party manufacturers will be required to adhere to regulations setting forth current good manufacturing practices, known as cGMP. The regulations require that we manufacture our products and maintain our records in a prescribed manner with respect to manufacturing, testing and quality control activities. Furthermore, we or our third party manufacturers must pass a preapproval inspection of manufacturing facilities by the FDA before obtaining marketing approval. We will also be subject to ongoing FDA requirements for submission of safety reports and other postmarket information.

    If we receive regulatory approval and if any of our products or services become reimbursable by a government health care program, such as Medicare or Medicaid, we may become subject to certain federal and state health care fraud and abuse and reimbursement laws. These laws include the federal "Anti-Kickback Statute," "False Claims Act," and "Physician Self-Referral Law," and their state counterparts. If and when we become subject to such laws, our arrangements with third parties, including health care providers, physicians, vendors, and Innovex, will need to comply with these laws as applicable. We do not know whether our existing or future arrangements will be found to be compliant. Violations of these statutes could result in criminal and civil penalties and exclusion from governmental health care programs.

    OUR PRODUCTS, EVEN IF APPROVED BY THE FDA OR FOREIGN REGULATORY AGENCIES, MAY NOT BE ACCEPTED BY PHYSICIANS, INSURERS OR PATIENTS.

    If any of our products after receiving FDA or other foreign regulatory approval fail to achieve market acceptance, our ability to become profitable in the future will be adversely affected. We believe that market acceptance will depend on our ability to provide acceptable evidence of safety, efficacy and cost effectiveness. In addition, we believe market acceptance depends on the effectiveness of our marketing strategy and the availability of reimbursement for our products.

    WE HAVE NO MARKETING OR SALES EXPERIENCE, AND IF WE ARE UNABLE TO ENTER INTO COLLABORATIONS WITH MARKETING PARTNERS OR IF WE ARE UNABLE TO DEVELOP OUR OWN SALES AND MARKETING CAPABILITY, WE MAY NOT BE SUCCESSFUL IN COMMERCIALIZING OUR PRODUCTS.

    We currently have no sales, marketing or distribution capability. As a result, we depend on collaborations with third parties, such as Innovex and Biogen, which have established distribution systems and direct sales forces. In particular, we have entered into a sales and marketing services agreement with Innovex with respect to ranolazine. Innovex will market and sell ranolazine in the United States using a dedicated sales force if and when FDA approval to market ranolazine has been granted. Commercialization of ranolazine depends on Innovex to perform their contractual obligations. Their failure to do so would adversely affect commercialization of ranolazine. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little control. In addition, Biogen is responsible for establishing marketing and sales activities for any product that results from the Adentri(TM) program.

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

    OUR BUSINESS DEPENDS ON ATTRACTING AND RETAINING COLLABORATORS AND
LICENSORS.

    We may not be able to retain current or attract new corporate and academic collaborators, licensors, licensees and others. Our business strategy requires us to enter into various arrangements with these parties, and we are dependent upon the success of these parties in performing their obligations. If we fail to obtain and maintain these arrangements, the development of our products would be delayed. We may be unable to proceed with the development, manufacture or sale of products or we might have to fund development of a particular product candidate internally. If we have to fund development and commercialization of all of our products internally, our future capital requirements will increase substantially.

    The collaborative arrangements that we may enter into in the future may place responsibility on the collaborative partner for preclinical testing and clinical trials, manufacturing and preparation and submission of applications for regulatory approval of potential pharmaceutical products. We cannot control the amount and timing of resources which our collaborative partners devote to our programs. If a collaborative partner fails to successfully develop or commercialize any product, product launch would be delayed. In addition, collaborators may pursue competing technologies or product candidates.

    Under our collaborative arrangements, we may also have to meet performance milestones. If we fail to meet our obligations under our collaborative arrangements, our collaborators could terminate their arrangements or we could lose rights to the compounds under development. For example, under our agreement with Innovex, we are required to launch the product by a specific date. If we fail to reach this milestone, Innovex will no longer be obligated to provide sales and marketing services for ranolazine. Under our agreement with Biogen, in order for us to receive development milestone payments, Biogen must meet development milestones. Under our license agreement with Syntex U.S.A., Inc., a subsidiary of Roche, for ranolazine, we are required to make milestone payments to Syntex following FDA approval of ranolazine and following regulatory approval of ranolazine in Europe. These payments are due no later than March 31, 2005 and March 31, 2006, respectively.

    In addition, collaborative arrangements in our industry are extremely complex, particularly with respect to intellectual property rights. Disputes may arise in the future with respect to the ownership of rights to any technology developed with or by third parties. These and other possible disagreements between us and our collaborators could lead to delays in the collaborative research, development or commercialization of product candidates. These disputes could also result in litigation or arbitration, which is time consuming and expensive.

    WE EXPECT TO CONTINUE TO OPERATE AT A LOSS AND MAY NEVER ACHIEVE PROFITABILITY.

    We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research and development activities. We have generated no product revenues. As of December 31, 1999, we had an accumulated deficit of $92.7 million. The process of developing our products requires significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future.

    WE MUST SECURE ADDITIONAL FINANCING TO MEET OUR FUTURE NEEDS.

    We may require additional funding in order to complete our research and development activities and commercialize any products. In the past, we have financed our operations primarily through the sale of equity securities, payments from our collaborators, equipment and leasehold improvement financing and other debt financing. We have generated no product revenue, and none is expected for at least several years. We anticipate that our existing resources and projected interest income will enable us to maintain our current and planned operations for at least the next 24 months. However, we may require additional funding prior to that time.

    Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may:

    * have to delay, scale back or eliminate some or all of our research or development programs

    *  lose rights under existing licenses

    * have to relinquish more of, or all of, our rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise seek

    *  be unable to operate as a going concern.

    Our future capital requirements will depend on many factors, including:

    *  scientific progress in our research and development programs

    *  the size and complexity of our programs

    * the timing, scope and results of preclinical studies and clinical trials

    *  our ability to establish and maintain corporate partnerships

    *  the time and costs involved in obtaining regulatory approvals

    * the costs involved in filing, prosecuting and enforcing patent claims

    *  competing technological and market developments

    * the cost of manufacturing or obtaining preclinical and clinical material.

    There may be additional factors that could affect our need for additional financing. Many of these factors are not within our control.

    INABILITY TO COMPETE SUCCESSFULLY IN OUR MARKET WILL HARM OUR BUSINESS.

    The pharmaceutical and biopharmaceutical industries, and the market for cardiovascular drugs in particular, are intensely competitive. If regulatory approvals are received, some of our products will compete with well-established, proprietary and generic cardiovascular therapies that have generated substantial sales over a number of years. Many of these therapies are reimbursed from government health administration authorities and private health insurers.

    In addition, we are aware of companies which are developing products that may compete in the same markets as our products. Many of these potential competitors have substantially greater product development capabilities and financial, scientific, marketing and sales resources. Other companies may succeed in developing products earlier or obtain approvals from the FDA more rapidly than either we or our corporate partners are able to achieve. Competitors may also develop products that are safer or more effective than those under development or proposed to be developed by us and our corporate partners. In addition, research and development by others could render our technology or our products obsolete or non-competitive.

    WE MAY BE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY.

    Our success will depend to a significant degree on our ability to:

    *  obtain patents and licenses to patent rights

    *  maintain trade secrets

    *  operate without infringing on the proprietary rights of others.

    We cannot be certain that patents will issue from any of our pending or future patent applications, that any issued patent will be sufficient to protect our technology or that we will be able to obtain extensions of patents beyond the initial term. For example, a primary patent relating to ranolazine will expire in May 2003 unless we are granted an extension based upon the Waxman-Hatch Act, which we anticipate would extend the patent protection for an additional five years.

    Patent applications in the United States are maintained in secrecy until a patent issues. As a result, we can never be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. There may be third party patents, patent applications and other intellectual property relevant to our products and technology which are not known to us and that block or compete with our compounds, products or processes.

    Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds, products or processes that block or compete with ours. We may have to participate in interference proceedings declared by the Patent and Trademark Office. These proceedings determine the priority of invention and, thus, the right to a patent for the technology in the United States. In addition, litigation may be necessary to enforce any patents issued to us or to determine the scope and validity of the proprietary rights of third parties. Litigation and interference proceedings, even if they are successful, are expensive to pursue, and we could use a substantial amount of our limited financial resources in either case.

    Just as it is important to protect our proprietary rights, we also must not infringe patents issued to competitors and not breach the licenses that might cover technology used in our potential products. If our competitors own or have rights to technology that we need in our product development efforts, we will need to obtain a license to those rights. If we fail to obtain any necessary licenses, we may be unable to complete product development.

    We also rely on trade secrets to develop and maintain our competitive position. Although we protect our proprietary technology in part by confidentiality agreements with employees, consultants, collaborators, advisors and corporate partners, these agreements may be breached. We cannot assure you that these agreements will provide this meaningful protection or adequate remedies in the event of unauthorized use or disclosure of this information. We also cannot assure you that the parties to these agreements will not breach them. In that event, we may not have adequate remedies for any breach. As a result, third parties may gain access to our trade secrets, and third parties may disclose our trade secrets and confidential technology to the public. In addition, it is possible that our trade secrets will otherwise become known or be discovered independently by our competitors.

    Patent litigation is becoming more widespread in the biopharmaceutical industry. Although no third party has asserted a claim of infringement against us, we cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us with respect to our products or technology or other matters. If they do, we may not prevail and we may not be able to obtain any necessary licenses on reasonable terms, if at all. Any such claims against us, with or without merit, as well as claims initiated by us against third parties, can be time-consuming and expensive to defend or prosecute.

    WE HAVE NO MANUFACTURING EXPERIENCE AND WILL DEPEND ON THIRD PARTIES TO MANUFACTURE OUR PRODUCTS.

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

    For example, we have entered into an agreement with a third party manufacturer for clinical scale production of an amount of ranolazine's active pharmaceutical ingredient that we believe will be sufficient to support the remainder of the Phase III clinical program. We cannot be certain that we will be able to enter into an agreement for the commercial scale manufacture of the active ingredient in ranolazine. If we are unable to do so, our Phase III trials of ranolazine will be delayed. We have entered into an agreement with a third party manufacturer for clinical scale production of ranolazine tablets sufficient to support the remainder of the Phase III clinical program and are negotiating with them for registration and commercialization supply of ranolazine tablets. If we are unable to negotiate an agreement to supply ranolazine tablets for registration and commercialization, commercial launch of ranolazine may be delayed. In addition, because we have used various manufacturers for ranolazine in different clinical trials prior to FDA approval of ranolazine, we will be required to demonstrate to the FDA's satisfaction the bioequivalence of the multiple sources of ranolazine used in our clinical trials and their bioequivalence to the product to be commercially supplied.

    FAILURE TO OBTAIN ADEQUATE REIMBURSEMENT FROM GOVERNMENT HEALTH ADMINISTRATION AUTHORITIES, PRIVATE HEALTH INSURERS AND OTHER ORGANIZATIONS COULD MATERIALLY ADVERSELY AFFECT OUR FUTURE BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

    Our ability and the ability of our existing and future corporate partners to market and sell our products will depend in part on the extent to which reimbursement for the cost of our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third party payors are increasingly challenging the price of medical products and services.

    Significant uncertainty exists as to the reimbursement status of newly approved health care products. In addition, for sales of our products in Europe, we will be required to seek reimbursement on a country-by-country basis. We cannot be certain that any products approved for marketing will be considered cost effective or that reimbursement will be available or that allowed reimbursement in foreign countries will be adequate. In addition, payors' reimbursement policies could adversely affect our or any corporate partner's ability to sell our products on a profitable basis.

    OUR OPERATIONS INVOLVE HAZARDOUS MATERIALS, WHICH COULD SUBJECT US TO SIGNIFICANT LIABILITY.

    Our research and development activities involve the controlled use of hazardous materials, including hazardous chemicals, radioactive materials and pathogens. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. We may incur significant costs to comply with additional environmental and health and safety regulations in the future. Although we believe that our safety procedures for handling and disposing of hazardous materials comply with regulatory requirements, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and may materially adversely affect our business, financial condition and results of operations.

    WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS IF OUR PRODUCTS HARM PEOPLE, AND WE HAVE ONLY LIMITED PRODUCT LIABILITY INSURANCE.

    The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. We currently have only limited product liability insurance for clinical trials and no commercial product liability insurance. We do not know if we will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. This type of insurance is expensive and may not be available on acceptable terms. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our products. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts. This could adversely affect our results of operations and our need for and the timing of additional financing.

    THE MARKET PRICE OF OUR STOCK MAY CONTINUE TO BE HIGHLY VOLATILE.

    Within the last 12 months, our common stock has traded between $3.69 and $69.00. The market price of the shares of common stock for our company has been and may continue to be highly volatile. Announcements may have a significant impact on the market price of our common stock. These announcements may include:

    * results of our clinical trials and preclinical studies, or those of our corporate partners or our competitors

    *  our operating results

    *  developments in our relationships with corporate partners

    *  developments affecting our corporate partners

    * negative regulatory action or regulatory approval with respect to our announcement or our competitors' announcement of new products

    * government regulations, reimbursement changes and governmental investigations or audits related to us or to our products

    * developments related to our patents or other proprietary rights or those of our competitors

    * changes in the position of securities analysts with respect to our stock

    * operating results below the expectations of public market analysts and investors

    * market conditions for biopharmaceutical or biotechnology stocks in general

    The stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging biotechnology and biopharmaceutical companies, and which have often been unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock. In addition, sales of substantial amounts of our common stock in the public market, could lower its market price.

    WE DO NOT GENERATE SUFFICIENT CASH FLOW TO PAY INTEREST AND MAKE OTHER PAYMENTS ON CERTAIN INDEBTEDNESS.

    Currently, we are not generating sufficient cash flow to pay interest and make other payments that are required as a result of the consummation of the sale of $196.3 million of convertible subordinated notes in March 2000. This may require us to use a portion of the proceeds from the sale of the notes to pay interest or borrow additional funds or sell additional equity to meet our debt service obligation. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects.

    DELAWARE LAW, PROVISIONS IN OUR CHARTER AND OUR RIGHTS PLAN COULD MAKE THE ACQUISITION OF OUR COMPANY BY ANOTHER COMPANY MORE DIFFICULT.

    Provisions of our certificate of incorporation may have the effect of delaying or preventing changes in control or management or limit the price that investors may be willing to pay for shares of our common stock. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law, which could delay a merger, tender offer or proxy contest or make a similar transaction more difficult. In addition, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock without stockholders' approval. The rights of the holders of common stock will be subject to, and may be affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

    Furthermore, in February 1999, the board of directors enacted anti-takeover provisions, including a stockholder rights plan, or "poison pill," and severance agreements in the event of a change of control for key executives.

EMPLOYEES

    As of February 29, 2000, we employed 83 individuals full-time, including 21 who hold doctoral degrees. Of our full-time work force, 66 employees are engaged in or directly support research and development activities and 17 are engaged in business development, finance and administrative activities. Our employees are not represented by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

    We currently lease a 61,081 square foot building in Palo Alto, California, of which 29,323 square feet are subleased to a third party. The initial term of the lease expires in February 2002 with an option to renew for five years, and the subleases are on a month-to-month basis. We believe that this facility will be adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    Not applicable

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Our common stock trades on the Nasdaq National Market under the symbol
"CVTX."

    The following table sets forth, for the periods indicated, the high and low price per share of the common stock on the Nasdaq National Market.

                                                                     High           Low
                                                                   ---------     ---------
          Fiscal Year Ended December 31, 1997
          First Quarter ended March 31, 1997                       $ 10.750      $  6.625
          Second Quarter ended June 30, 1997                       $  8.875      $  6.875
          Third Quarter ended September 30, 1997                   $ 10.000      $  6.875
          Fourth Quarter ended December 31, 1997                   $ 12.500      $  8.125

          Fiscal Year Ended December 31, 1998
          First Quarter ended March 31, 1998                       $ 10.250      $  8.250
          Second Quarter ended June 30, 1998                       $ 10.875      $  8.250
          Third Quarter ended September 30, 1998                   $  9.063      $  5.750
          Fourth Quarter ended December 31, 1998                   $  7.500      $  4.250

          Fiscal Year Ended December 31, 1999
          First Quarter ended March 31, 1999                       $  7.250      $  3.688
          Second Quarter ended June 30, 1999                       $  6.375      $  4.000
          Third Quarter ended September 30, 1999                   $ 21.000      $  5.375
          Fourth Quarter ended December 31, 1999                   $ 27.875      $ 10.375



    On March 15, 2000, the closing price for our common stock was $46.125 per share. As of March 15, 2000, we had approximately 145 holders of record of our common stock.

DIVIDENDS

    We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore, do not anticipate paying any cash dividends in the foreseeable future.

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

                                                                              Year Ended December 31,
                                                         ------------------------------------------------------------------
                                                            1995          1996          1997          1998          1999
                                                         ----------    ----------    ----------    ----------    ----------
                                                                       (in thousands, except per share data)
 Statements of Operations Data
 Collaborative research revenue                           $      -      $    250      $  2,578      $  4,509      $      -
 Operating expenses:
   Research and development                                 12,856         7,141        10,568        14,578        20,342
   General and administrative                                3,402         2,917         4,169         4,158         4,659
                                                         ----------    ----------    ----------    ----------    ----------
 Total operating expenses                                   16,258        10,058        14,737        18,736        25,001
                                                         ----------    ----------    ----------    ----------    ----------
 Loss from operations                                      (16,258)       (9,808)      (12,159)      (14,227)      (25,001)
 Interest income                                               416           587         1,760         2,749         2,795
 Interest and other expense                                   (882)       (1,144)         (926)       (1,124)         (916)
                                                         ----------    ----------    ----------    ----------    ----------
   Net loss                                               $(16,724)     $(10,365)     $(11,325)     $(12,602)     $(23,122)
                                                         ==========    ==========    ==========    ==========    ==========
 Basic and diluted net loss per share (1)                 $ (49.92)     $  (9.83)     $  (1.58)     $  (1.16)     $  (1.75)
                                                         ==========    ==========    ==========    ==========    ==========
 Shares used in computing basic and
   diluted net loss per share (1)                              335         1,054         7,157        10,905        13,207
                                                         ==========    ==========    ==========    ==========    ==========


                                                                                   December 31,
                                                        ----------------------------------------------------------------
                                                           1995          1996          1997          1998          1999
                                                        ----------    ----------    ----------    ----------    ----------
                                                                                  (in thousands)
 Balance Sheet Data
 Cash, cash equivalents and marketable securities        $  5,569      $ 21,568      $ 38,090      $ 44,804      $ 91,257
 Working capital                                         $    271      $ 20,278      $ 32,904      $ 40,698      $ 88,038
 Total assets                                            $ 11,448      $ 26,139      $ 42,644      $ 49,330      $ 96,907
 Long-term portion of debt and capital lease obligation  $  3,402      $  5,000      $  5,052      $  7,838      $  7,855
 Accumulated deficit                                     $(35,261)     $(45,626)     $(56,951)     $(69,553)     $(92,675)
 Total stockholders' equity                              $  1,804      $ 18,676      $ 26,557      $ 34,738      $ 82,147


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

OVERVIEW

    CV Therapeutics is a biopharmaceutical company engaged in the discovery and development of new small molecule drugs for the treatment of cardiovascular diseases. Since our inception in December 1990, substantially all of our resources have been dedicated to research and development. To date, we have not generated any product revenues and do not expect to generate any product revenues for at least several years. As of December 31, 1999, we had an accumulated deficit of $92.7 million. We expect our sources of revenue, if any, for the next several years to consist of payments under corporate partnerships and interest income. The process of developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future. We will not receive product revenue unless we or our collaborative partners complete clinical trials and successfully commercialize one or more of our products.

    We are subject to risks common to biopharmaceutical companies, including risks inherent in our research and development efforts and clinical trials, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, potential competition and uncertainty of regulatory approval. In order for a product to be commercialized, it will be necessary for us and, in some cases, our collaborators, to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates, obtain regulatory clearances, enter into manufacturing, distribution and marketing arrangements and obtain market acceptance. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

RESULTS OF OPERATIONS

    Years Ended December 31, 1999 and 1998

    Collaborative Research Revenues. There were no collaborative research revenues for the year ended December 31, 1999 compared to $4.5 million for the year ended December 31, 1998. The collaborative research revenues for the year ended December 31, 1998 were the result of our completion of the research component of our collaboration with Biogen during the first quarter of 1998.

    Research and Development Expenses. Research and development expenses were $20.3 million for the year ended December 31, 1999, compared to $14.6 million for the year ended December 31, 1998. The increase in 1999 was due to hiring additional employees to provide support for an increased level of activity in our research, development and clinical programs, in addition to greater external costs for the clinical programs. We expect research and development expenses to continue to increase over the next several years as we further expand product development efforts and clinical trials.

    General and Administrative Expenses. General and administrative expenses were $4.7 million for the year ended December 31, 1999, compared to $4.2 million for the year ended December 31, 1998. The increase was primarily due to an increase in outside legal expenses for a variety of administrative and corporate development activities. We expect general and administrative expenses to increase in the future in line with our research and development activities, and as we advance our lead product candidate toward approval and commercialization.

    Interest Income. Interest income increased to $2.8 million for the year ended December 31, 1999, compared to $2.7 million for the year ended December 31, 1998. We expect that interest income will fluctuate with average investment balances. Our average investment balance has increased as a result of our follow-on public offering that was completed in October 1999 and our sale of convertible subordinated notes that was completed in March 2000, and therefore we expect interest income to increase at least through December 2000.

    Interest and Other Expense. Interest and other expense decreased to $916,000 for the year ended December 31, 1999, compared to $1.1 million for the year ended December 31, 1998. The decrease was due to a charge of $371,000 recognized during the first quarter of 1998 related to the early retirement of a capital lease obligation offset by a higher average loan balance. We expect that interest and other expense will fluctuate with average loan balances.

    Taxes. We have not generated taxable income to date. At December 31, 1999, the net operating losses available to offset future taxable income for federal and state income tax purposes were approximately $84 million and $29 million, respectively. Because we have experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The federal carryforwards expire at various dates beginning in 2008 through 2019 if not utilized. The state carryforwards expire at various dates beginning in 2000 through 2004 if not utilized. As a result of the annual limitation, a portion of these carryforwards may expire before becoming available to reduce our federal and state income tax liabilities.

    Years Ended December 31, 1998 and 1997

    Collaborative Research Revenues. Collaborative research revenues were $4.5 million for the year ended December 31, 1998, compared to $2.6 million for the year ended December 31, 1997. The increase was primarily the result of $4.0 million of deferred revenue being recognized during 1998, in conjunction with our completion of the research component of our collaboration with Biogen.

    Research and Development Expenses. Research and development expenses were $14.6 million for the year ended December 31, 1998, compared to $10.6 million for the year ended December 31, 1997. The increase was primarily due to increased outside service expenses associated with ranolazine clinical trials.

    General and Administrative Expenses. General and administrative expenses were $4.2 million for the year ended December 31, 1998, which were the same as for the year ended December 31, 1997.

    Interest Income and Interest and Other Expense. Interest and other income (expense), net increased to $1.6 million for the year ended December 31, 1998, compared to $834,000 for the year ended December 31, 1997. The increase in 1998 was due to higher average investment balances as a result of net proceeds of $19.6 million from our follow-on public offering of 2,575,000 shares of common stock that was completed in January 1998. The increase was partially offset by a $303,000 charge for the early retirement of a capital lease obligation.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations since inception primarily through private placements of preferred and common stock, public offerings of common stock, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. In November 1996, we completed an initial public offering and raised net proceeds of approximately $12.0 million. In March 1997, we entered into two research collaboration and license agreements with Biogen that together resulted in cash receipts of $16.0 million. In October 1997, we raised net proceeds of $12.3 million in a private placement of equity securities with BB Biotech. In January 1998, we completed a follow-on public offering and raised net proceeds of approximately $19.6 million. In December 1998, we drew down an additional $4.5 million under a general purpose loan facility with Biogen. As of December 31, 1999 the outstanding balance for this note was $7,500,000. Interest on this note is payable at prime plus one and one-half percent (1.5%) or 9.75% at December 31, 1999, payable annually, in arrears, each March 10th. In May 1999, we entered into a sales and marketing services agreement with Innovex Inc. pursuant to which Innovex's parent, Quintiles Transnational Corp., purchased 1,043,705 shares of our common stock for a total investment of $5.0 million. In addition, we entered into two promissory notes with Quintiles. The first promissory note in the amount of $10.0 million may be drawn down by us at NDA filing of ranolazine. The second promissory note shall be a cash amount to be determined after commercial launch of ranolazine. Both notes are convertible into shares of common stock at the option of Quintiles upon certain events. In October 1999 we completed a follow-on public offering and raised approximately $64.3 million. In March 2000, we entered into a purchase agreement pursuant to which we sold to certain purchasers $196.3 million in aggregate principal amount of convertible subordinated notes. The offering of the notes was made to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Interest on the notes will accrue at a rate of 4.75% per year, subject to adjustment in certain circumstances. The notes will mature on March 7, 2007 and will be convertible into shares of CV Therapeutics' common stock at a conversion price of $63.84 per share, subject to adjustment in certain circumstances. We may, at our option, redeem the notes at any time after March 7, 2003 or earlier if our stock price reachs certain defined levels.

    Cash, cash equivalents and marketable securities at December 31, 1999 totaled $91.3 million compared to $44.8 million at December 31, 1998. The increase was due to the receipt of $64.3 million in net proceeds from the follow-on public offering that was completed in October 1999 and the receipt of $5.0 million from the Quintiles stock purchase in May 1999, offset by $21.2 million used to fund operations and $1.5 million to retire long-term debt.

    Net cash used in operations for the year ended December 31, 1999 was $21.2 million compared to $13.9 million for the year ended December 31, 1998. The increase was primarily due to increased research and development efforts.

    As of December 31, 1999, we have invested $8.5 million in property and equipment with the rate of investment having increased last year in line with increased research and development efforts. This trend should continue for the foreseeable future.

    We will require substantial additional funding in order to complete our research and development activities and commercialize any potential products. We currently estimate that our existing resources and projected interest income, including the proceeds from our recently completed offering of convertible subordinated notes, will enable us to maintain our current and planned operations for at least the next 24 months. However, we cannot assure that we will not require additional funding prior to then or that additional financing will be available on acceptable terms or at all.

    Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements will depend on many factors, including scientific progress in our research and development programs, the size and complexity of these programs, the scope and results of preclinical studies and clinical trials, our ability to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical material and other factors not within our control. We cannot guarantee that the additional financing to meet our capital requirements will be available on acceptable terms or at all. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

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

    We tested our key computer systems and equipment, including financial, informational and operational systems, and determined that these systems were largely Year 2000 compliant. We completed upgrades to the systems which we determined were not Year 2000 compliant. To date we have experienced no Year 2000 related problems with our information or other business systems.

    In addition to risks associated with our own computer systems and equipment, we have relationships with, and are to varying degrees dependent upon, a large number of third parties that provide us with information, goods and services. These include financial institutions, suppliers, vendors, research partners and governmental entities. To date, we are not aware of any significant Year 2000 problems encountered by our key suppliers.

    The total cost of the Year 2000 systems assessment and upgrades was funded through operating cash flows and we have expensed these costs. The financial impact of making the required systems changes was approximately $30,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and marketable securities as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include U.S. government securities, commercial paper, corporate bonds, and certificates of deposit. We classify our cash equivalents and marketable securities as "variable-rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily included money market accounts.

    The table below presents the amounts and related weighted interest rates of our investment portfolio at December 31, 1999:

                                                  Average
         (in thousands)                        Interest Rate    Cost      Fair Value
                                               ------------- ---------    ----------
         Cash equivalents
           Variable rate                           5.58%      $12,571      $12,571
           Fixed rate                              5.98%      $ 6,939      $ 6,974
         Marketable securities
           Fixed rate                              6.08%      $70,858      $70,494



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our Financial Statements and notes thereto appear beginning on page F-1 of this Report.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this item, insofar as it relates to directors and officers, will be contained under the captions "Election of Directors", "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement with respect to the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement"), and is hereby incorporated by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item will be contained in the Proxy Statement under the caption "Executive Compensation," and is hereby incorporated by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management," and is hereby incorporated by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will be contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management," and is hereby incorporated by reference thereto.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) Index to Financial Statements and Report of Ernst &Young LLP, Independent Auditors

    The Consolidated Financial Statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                                    PAGE

Report of Ernst & Young LLP, Independent Auditors                    F-1
Consolidated Balance Sheets                                          F-2
Consolidated Statements of Operations                                F-3
Consolidated Statement of Stockholders' Equity                       F-4
Consolidated Statements of Cash Flows                                F-5
Notes to Consolidated Financial Statements                           F-6

    (a)(2) Index to Financial Statements Schedules

    All financial statement schedules are omitted because they are not applicable, or the information is included in the financial statements or notes thereto.

    (a)(3) Exhibits:

   EXHIBIT
   NUMBER

    3.1 Amended and Restated Certificate of Incorporation of the Registrant, as amended.

    3.2       Restated Bylaws of the Registrant.  (1)

   10.1*      1992 Stock Option Plan, as amended.  (1)

   10.2*      1994 Equity Incentive Plan, as amended.  (6)

   10.3       Non-Employee Directors' Stock Option Plan, as amended.  (1)

   10.4*      Form of Incentive Stock Option Grant.  (1)

   10.5*      Form of Non-Incentive Stock Option Grant.  (1)

   10.6 Form of Non-Statutory Stock Option Grant under Non-Employee Directors' Stock Option Plan. (2)

   10.7*      Employee Stock Purchase Plan.  (1)

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

   EXHIBIT
   NUMBER

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

   10.45 Common Stock Purchase Agreement, dated October 7, 1997, by and between CV Therapeutics, Inc. and Biotech Target S.A. (5)

   10.47 Transition Agreement between CV Therapeutics, Inc. and Kathy Stafford dated September 15, 1997. (5)

   10.54 Amendment to Research Collaboration and License Agreement (U.S.), dated June 12, 1998, between Biogen, Inc. and CV Therapeutics, Inc. (7)

   10.55 Amendment No. 1 to Loan Agreement, dated as of June 12, 1998, between Biotech Manufacturing Ltd. and CV Therapeutics, Inc. (7)

   EXHIBIT
   NUMBER

   10.56** Letter agreement regarding termination of research program of the Research Collaboration and License Agreement, dated June 12, 1998, between Biogen, Inc. and CV Therapeutics, Inc. (7)

   10.57 Executive Severance Benefits Agreement between Registrant and Louis G. Lange, M.D., Ph.D., dated February 2, 1999. (8)

   10.58 Executive Severance Benefits Agreement between Registrant and Daniel K. Spiegelman, dated February 2, 1999. (8)

   10.59 Executive Severance Benefits Agreement between Registrant and Andrew A. Wolff, M.D., dated February 2, 1999. (8)

   10.60 Executive Severance Benefits Agreement between Registrant and Cynthia L. Clark, Esq., dated February 2, 1999. (8)

   10.61 Executive Severance Benefits Agreement between Registrant and Brent K. Blackburn, Ph.D., dated February 2, 1999. (8)

   10.62 Executive Severance Benefits Agreement between Registrant and Richard M. Lawn, Ph.D., dated February 2, 1999. (8)

   10.63 Executive Severance Benefits Agreement between Registrant and Luiz Belardinelli, M.D., dated February 2, 1999. (8)

   10.64 Executive Severance Benefits Agreement between Registrant and Stephen J. Grana, dated February 2, 1999. (8)

   10.65* Stock Purchase Agreement dated May 5, 1999 between the Company and Quintiles Transnational Corp. (9)

   10.66* Sales and Marketing Services Agreement dated May 5, 1999 between the Company, Innovex Inc. and Quintiles Transnational Corp. (9)

   10.67* Loan Agreement dated May 5, 1999 between the Company and Quintiles Transnational Corp. (9)

   10.68* Security Agreement dated May 5, 1999 between the Company and Quintiles Transnational Corp. (9)

   10.69 Promissory Note dated May 5, 1999 to Quintiles in principal amount of $10.0 million. (9)

   10.70 Promissory Note dated May 5, 1999 to Quintiles Transnational in principal amount specified therein. (9)

   10.71 Amendment to Loan Agreement dated April 30, 1999 between the Company and Biotech Manufacturing Ltd. (9)

   23.1       Consent of Ernst & Young LLP, Independent Auditors.

   27.1       Financial Data Schedule for Year Ended December 31, 1999.
______________________

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

(7) Incorporated by reference to Exhibits filed with the Registrant's Quarterly Report on Form 10-Q, for the Third Quarter 1998.

(8) Incorporated by reference to Exhibits filed with the Registrant's Quarterly Report on Form 10-Q, for the First Quarter 1999.

(9) Incorporated by reference to Exhibits filed with the Registrant's Quarterly Report on Form 10-Q, for the Second Quarter 1999.

  *   Management contract or compensatory plan or arrangement.

 ** Confidential treatment has previously been granted for portions of this exhibit.

    (b) The Registrant filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1999.

    (c)   See Exhibits listed under Item 14(a)(3).

    (d) The financial statement schedules required by this Item are listed under 14(a)(2).

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf, by the undersigned, thereunto duly authorized, in the City of Palo Alto, County of Santa Clara, State of California, on March 29, 2000.

                                                         CV THERAPEUTICS, INC.

                                       By: /s/ LOUIS G. LANGE, M.D., PH.D.
                                           -------------------------------
                                               Louis G. Lange, M.D., Ph.D.
                                        Chairman of the Board of CV Therapeutics
                                                Chief Executive Officer


    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


               SIGNATURE             TITLE                      DATE

/s/ LOUIS G. LANGE, M.D., PH.D.     Chairman of the Board & Chief March 29, 2000
----------------------------------   Executive Officer(Principal
    Louis G. Lange, M.D., Ph.D.      Executive Officer)

/s/ DANIEL K. SPIEGELMAN            Chief Financial Officer       March 29, 2000
----------------------------------   (Principal Financial and
    Daniel K. Spiegelman             Accounting Officer)

/s/ THOMAS L. GUTSHALL              Director                      March 29, 2000
----------------------------------
    Thomas L. Gutshall

/s/ BARBARA J. MCNEIL, M.D., PH.D.  Director                      March 29, 2000
----------------------------------
    Barbara J. McNeil, M.D., Ph.D.

/s/ COSTA G. SEVASTOPOULOS, PH.D.   Director                      March 29, 2000
----------------------------------
    Costa G. Sevastopoulos, Ph.D.

/s/ J. LEIGHTON READ, M.D.          Director                      March 29, 2000
----------------------------------
    J. Leighton Read, M.D.

/s/ ISAAC STEIN                     Director                      March 29, 2000
----------------------------------
    Isaac Stein

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
CV Therapeutics, Inc.

    We have audited the accompanying consolidated balance sheets of CV Therapeutics, Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CV Therapeutics, Inc. at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


                                            /s/ Ernst & Young LLP
Palo Alto, California
March 2, 2000

                                         CV THERAPEUTICS, INC.
                                      CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share and per share amounts)

                                                                                   December 31,
                                                                              -----------------------
                                                                                 1998          1999
                                                                              ---------     ---------
                                               ASSETS
Current assets:
  Cash and cash equivalents                                                   $ 11,954      $ 20,763
  Marketable securities                                                         32,850        70,494
  Other current assets                                                           1,236         2,447
                                                                              ---------     ---------
Total current assets                                                            46,040        93,704
Notes receivable from related parties                                              450           448
Property and equipment, net                                                      2,664         2,676
Intangible and other assets                                                        176            79
                                                                              ---------     ---------

Total Assets                                                                  $ 49,330      $ 96,907
                                                                              =========     =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $  1,001      $  1,541
  Accrued liabilities                                                            2,761         3,227
  Current portion of long-term debt                                              1,500           500
  Current portion of capital lease obligation                                       80           398
                                                                              ---------     ---------
Total current liabilities                                                        5,342         5,666
Long-term debt                                                                   7,500         7,000
Capital lease obligation                                                           338           855
Deferred revenue                                                                 1,000         1,000
Other liabilities                                                                  412           239
                                                                              ---------     ---------
Total liabilities                                                               14,592        14,760
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized, none
       issued and outstanding                                                        -             -
  Common stock, $0.001 par value, 30,000,000 shares authorized, 11,209,078 and 18,157,261 shares issued and outstanding at December 31, 1998 and
       1999, respectively; at amounts paid in                                  105,436       175,777
  Notes receivable issued for stock                                               (108)          (87)
  Deferred compensation                                                         (1,049)         (691)
  Accumulated deficit                                                          (69,553)      (92,675)
  Cumulative other comprehensive income                                             12          (177)
                                                                              ---------     ---------
Total stockholders' equity                                                      34,738        82,147
                                                                              ---------     ---------

Total Liabilities and Stockholders' Equity                                    $ 49,330      $ 96,907
                                                                              =========     =========

                                       See accompanying notes

                                         CV THERAPEUTICS, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands, except per share amounts)

                                                                       Year ended December 31,
                                                               -------------------------------------
                                                                  1997          1998          1999
                                                               ---------     ---------     ---------
Revenues:
  Collaborative research                                       $  2,578      $  4,509      $      -
Operating expenses:
  Research and development                                       10,568        14,578        20,342
  General and administrative                                      4,169         4,158         4,659
                                                               ---------     ---------     ---------
Total operating expenses                                         14,737        18,736        25,001
                                                               ---------     ---------     ---------
Loss from operations                                            (12,159)      (14,227)      (25,001)
Interest income                                                   1,760         2,749         2,795
Interest and other expense                                         (926)       (1,124)         (916)
                                                               ---------     ---------     ---------
Net loss                                                       $(11,325)     $(12,602)     $(23,122)
                                                               =========     =========     =========
Basic and diluted net loss per share                           $  (1.58)     $  (1.16)     $  (1.75)
                                                               =========     =========     =========
Shares used in computing basic and diluted
  net loss per share                                              7,157        10,905        13,207
                                                               =========     =========     =========

                                        See accompanying notes

                                           CV THERAPEUTICS, INC.
                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (in thousands, except share and per share amounts)

                                                                    Notes                               Cumulative
                                             Common Stock         Receivable                              Other        Total
                                       --------------------------   From       Deferred    Accumulated Comprehensive Stockholders
                                         Shares         Amount     Officers   Compensation   Deficit      Income       Equity
                                      ------------    ---------  ----------   ----------   ---------   -----------   --------

 Balances at December 31, 1996           6,184,771    $ 66,639    $   (171)   $  (2,166)   $(45,626)   $        -    $18,676
 Issuance of common stock,
   net of repurchases                    2,273,292      18,276           -            -           -             -     18,276
 Unrealized gain on investments                  -           -           -            -           -             3          3
 Compensation expense related to
   certain stock options                         -          51           -            -           -             -         51
 Reduction of initial public
   offering issuance costs                       -          58           -            -           -             -         58
 Deferred compensation
   related to grants of certain
   non-qualified stock options                   -         564           -         (564)          -             -          -
 Repayment of notes receivable for
   exercise of certain stock options             -           -          63            -           -             -         63
 Amortization and reduction of
   deferred compensation                         -        (326)          -        1,081           -             -        755
 Net loss                                        -           -           -            -     (11,325)            -    (11,325)
                                       ------------   ---------  ----------   ----------   ---------   -----------   --------
 Balances at December 31, 1997           8,458,063      85,262        (108)      (1,649)    (56,951)            3     26,557
 Issuance of common stock,
   net of repurchases                    2,751,015      20,025           -            -           -             -     20,025
 Unrealized gain on investments                  -           -           -            -           -             9          9
 Deferred compensation related to
   grants of certain stock options               -         274           -         (274)          -             -          -
 Amortization and reduction of
   deferred compensation                         -        (125)          -          874           -             -        749
 Net loss                                        -           -           -            -     (12,602)            -    (12,602)
                                       ------------   ---------  ----------   ----------   ---------   -----------   --------
 Balances at December 31, 1998          11,209,078     105,436        (108)      (1,049)    (69,553)           12     34,738
 Issuance of common stock,
   net of repurchases                    6,948,183      69,972           -            -           -             -     69,972
 Unrealized loss on investments                  -           -           -            -           -          (189)      (189)
 Deferred compensation related to
   grants of cetain stock options                -         374           -         (374)          -             -          -
 Repayment of notes receivable for
   exercise of certain stock options             -           -          21            -           -             -         21
 Amortization and reduction of
   deferred compensation                         -          (5)          -          732           -             -        727
 Net loss                                        -           -           -            -     (23,122)            -    (23,122)
                                       ------------   ---------  ----------   ----------   ---------   -----------   --------
 Balances at December 31, 1999          18,157,261    $175,777    $    (87)   $    (691)   $(92,675)   $     (177)   $82,147
                                       ============   =========  ==========   ==========   =========   ===========   ========

                                                      See accompanying notes

                                            CV THERAPEUTICS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)

                                                                              Year Ended December 31,
                                                                      -------------------------------------
                                                                         1997          1998          1999
                                                                      ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $(11,325)     $(12,602)     $(23,122)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization of deferred compensation                                    755           750           727
  Depreciation and amortization                                          1,101         1,184         1,437
  Issuance of capital stock and warrants for payment of license fees       544             -             -
  Change in assets and liabilities:
    Other current assets                                                  (795)           13        (1,211)
    Intangible and other assets                                           (208)          439            99
    Accounts payable                                                       278           318           540
    Accrued and other liabilities                                          140         1,010           293
    Deferred revenue                                                     6,009        (5,009)            -
                                                                      ---------     ---------     ---------
Net cash used in operating activities                                   (3,501)      (13,897)      (21,237)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                               (44,417)      (27,752)      (65,392)
Maturities of investments                                               14,609        26,365        27,246
Capital expenditures                                                      (143)       (1,221)       (1,136)
Notes receivable from officers and employees                               125           (37)           21
                                                                      ---------     ---------     ---------
Net cash used in investing activities                                  (29,826)       (2,645)      (39,261)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under capital lease obligations                                   -           443         1,000
Payments on capital lease obligations                                     (788)       (1,257)         (165)
Borrowings under long-term debt                                          3,000         4,500             -
Repayments of long-term debt                                               (15)       (1,500)       (1,500)
Net proceeds from issuance of common stock,
  net of repurchases                                                    17,841        20,024        69,972
                                                                      ---------     ---------     ---------
Net cash provided by financing activities                               20,038        22,210        69,307
                                                                      ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents                   (13,289)        5,668         8,809
Cash and cash equivalents at beginning of year                          19,575         6,286        11,954
                                                                      ---------     ---------     ---------
Cash and cash equivalents at end of year                              $  6,286      $ 11,954      $ 20,763
                                                                      =========     =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                $    647      $    758      $    551
                                                                      =========     =========     =========

                                            See accompanying notes

                            CV THERAPEUTICS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Company

    CV Therapeutics is a biopharmaceutical company focused on the application of molecular cardiology to the discovery, development and commercialization of novel small molecule drugs for the treatment of cardiovascular disease. Since our inception in December 1990, substantially all of our resources have been dedicated to research and development activities, including a portion performed on behalf of collaborators.

    Principles of Consolidation

    The financial statements include the accounts of the Company and its wholly-owned subsidiary, CVT Adenosine Company, which was incorporated in February 1999 in the Cayman Islands. All significant intercompany balances have been eliminated.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Reclassifications

    Certain prior period balances have been reclassified to conform to the 1999 presentation.

    Research and Development

    Research and development expenses include direct and research and development-related overhead expenses.

    Cash Equivalents and Investments

    We consider all highly liquid debt investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash equivalents consist primarily of money market funds. All other liquid investments are classified as marketable securities. We limit concentration of risk by diversifying investments among a variety of issuers.

    We determine the appropriate classification of investment securities at the time of purchase and reaffirm such designation as of each balance sheet date. At December 31, 1998 and 1999, all investment securities are designated as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss).
The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on available-for-sale securities are included in the statement of operations, if any. There have been no realized gains or losses through December 31, 1999.

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

    Net Loss Per Share

    Effective December 31, 1997, we adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings per share, if more dilutive, for all periods presented. Diluted net loss per share has not been presented as, given our net loss position, the result would be anti-dilutive.

    In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.

    Had we been in a net income position, diluted earnings per share at December 31, 1999 would have been presented and would have included the shares used in the computation of basic net loss per share, as well as the dilutive effect of 1,753,000 stock options and 443,078 warrants to purchase common stock (prior to the application of the treasury stock method).

    Stock-Based Compensation

    We account for stock options granted to employees using the intrinsic-value method and, thus, recognize no compensation expense for options granted with exercise prices equal to the fair market value of our common stock on the date of the grant.

    Deferred compensation is recorded when stock options are granted at prices lower than the fair market value. The amount is amortized to expense over the vesting period of the related options.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Comprehensive Income

    As of January 1, 1998, we adopted Statement 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 established standards for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on our net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on our available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The components of comprehensive income (loss) for the years ended December 31 are as follows:

                                                        1997          1998          1999
                                                     ---------     ---------     ---------
(in thousands)
Net loss                                             $(11,325)     $(12,602)     $(23,122)
Unrealized gains (losses) on securities                     3             9          (189)
                                                     ---------     ---------     ---------
Comprehensive loss                                   $(11,322)     $(12,593)     $(23,311)
                                                     =========     =========     =========


    New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will be effective for the year ending 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS 133 will not have a material effect on the financial statements, since we currently do not hold derivative instruments or engage in hedging activities.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that our revenue recognition policy is in compliance with the provisions of SAB 101 and that the impact of SAB 101 will have no material effect on our financial position or results of operations.

2.  LICENSE AND COLLABORATION AGREEMENTS

    University of Florida Research Foundation, Inc.

    In June 1994, we entered into a license agreement with the University of Florida Research Foundation, Inc. ("UFRFI") under which we received exclusive worldwide rights to develop adenosine A1 receptor antagonists for the detection, prevention and treatment of human and animal diseases. In consideration for the license, we paid UFRFI an initial license fee and are obligated to pay royalties based on net sales of products, which utilize the licensed technology. Pursuant to the agreement, we must exercise commercially reasonable efforts to develop and commercialize one or more products covered by the licensed technology.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  LICENSE AND COLLABORATION AGREEMENTS (CONTINUED)

    Syntex (U.S.A.) Inc.

    In March 1996, we entered into a license agreement with Syntex (U.S.A.) Inc. ("Syntex"), which is an indirect subsidiary of Roche Holding Limited, for the United States and foreign patent rights to a compound having the generic name of ranolazine for products treating angina and certain other cardiovascular indications. Pursuant to the agreement, Syntex provided certain quantities of the compound to us. The license agreement is exclusive and worldwide except for certain countries in Asia. As consideration for the licensee agreement, we issued 37,500 shares of our common stock and a five year warrant to purchase 18,750 shares of our common stock at $20.00 per share and recognized research and development expenses of $750,000. In addition, we are obligated to make payments based upon product approvals in the United States and in the first major country in Europe, but in no event later than March 31, 2005 and March 31, 2006, respectively and to make royalty payments based on net sales of products which utilize the licensed technology. The license agreement also sets milestones within which we must launch products, following approval, in each country covered by the license or lose exclusivity in such territories. We paid $1.5 million to Syntex in 1997 in a combination of cash and common stock.

    Biogen

    In March 1997, we entered into two research collaboration and license agreements with Biogen, Inc. The agreements grant Biogen the exclusive worldwide right to develop and commercialize Adentri(TM) for all indications. In exchange, we received up-front cash payments totaling $16.0 million. Of this amount $820,000 was recognized as revenue immediately, $7.0 million was deferred subject to Biogen achieving specific milestones and us fulfilling our research obligations, $5.2 million was for the purchase of 669,857 shares of our common stock and $3.0 million was funding under a credit facility. Approximately $1.0 million of the deferred revenue was recognized in 1997 which approximated costs for research services. In February 1998, we terminated the research component of the agreements and, as a result, approximately $4.0 million of deferred revenue was recognized as there were no further research obligations related to this funding. In December 1998 we borrowed an additional $4.5 million in connection with the final study report from an earlier phase II study of Adentri(TM), which was jointly prepared by us and Biogen. Under the agreements, we may receive milestone payments ($1.0 million of which has been pre-funded by Biogen and included in deferred revenue), equity investments, and access to a general purpose loan facility (see Note 6) based on achievements of certain development milestones. In addition, we will receive royalties from any future product sales covered by the agreement. (See Note 11).

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  LICENSE AND COLLABORATION AGREEMENTS (CONTINUED)

    Innovex

    In May 1999, we entered into a sales and marketing services agreement with Innovex. Under this agreement, if ranolazine is approved for sale in the United States by the FDA, Innovex will fund product launch and the first five years of sales and marketing expenses. We will receive 100% of the revenues from sales of ranolazine, and we will pay Innovex a share of those revenues.

    The agreement calls for Innovex to conduct pre-launch activities, hire and train a dedicated cardiology sales force to launch and promote ranolazine, and provide post-launch marketing and sales services. To fund pre-launch activities, Quintiles will provide us with a $10 million credit facility at the time we file with the FDA for approval. We are required to spend a minimum of $10 million on ranolazine pre-launch marketing activities so long as Quintiles provides advances under the credit facility. Upon FDA approval, Quintiles will make a $10 million milestone payment to us, which we are obligated to use to repay any amounts outstanding under the credit facility. Should we file for approval and draw down the credit facility, but never receive FDA approval, we are obligated to repay the loan within 10 years of the date we received the loan.

    Innovex has agreed to provide services for at least three years after launch and to provide services in years four and five after launch if minimum sales levels are met. The agreement also specifies the minimum number of sales representatives and the minimum level of dollars to be spent on marketing by Innovex during the first two years of the contract, regardless of sales levels. The minimum size of the sales force and the marketing expenses in year three or any subsequent year must be maintained by Innovex as long as minimum sales levels are met.

    In exchange for providing these sales and marketing services, Innovex will receive a fee of up to an average of 33% of revenues in the first two years of sales, declining to 30% for the third year and declining again to 25% in years four and five. Further, in exchange for giving us the option to retain this trained sales force at the end of the contract, Innovex will receive a royalty on sales of 7% in the sixth and 4% in the seventh years after launch.

    In connection with the agreement, Quintiles purchased 1,043,705 shares of our common stock for a total purchase price of $5.0 million.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  INVESTMENTS

    Following is a summary of available-for-sale securities at fair value. Fair value is based on quoted market prices for these investments.

                                                                       December 31,
                                                                 -----------------------
                                                                   1998          1999
                                                                 ---------     ---------
                                                                     (in thousands)
          Cash equivalents
            Money market funds                                   $ 11,931      $ 12,571
            Commercial paper                                            -         4,720
            Corporate bonds                                             -         2,254
                                                                 ---------     ---------
                                                                 $ 11,931      $ 19,545
                                                                 =========     =========
          Marketable securities
            Commercial paper                                     $      -      $ 11,901
            Corporate bonds                                        32,850        58,593
                                                                 ---------     ---------
                                                                 $ 32,850      $ 70,494
                                                                 =========     =========


    As of December 31, 1998 and 1999, the difference between the fair value and the amortized cost of available-for-sale securities was insignificant. As of December 31, 1999, we had marketable securities with maturities of less than one year of $43.3 million and greater than one year of $27.2 million. The average contractual maturity as of December 31, 1999 was approximately eight months, with no single investment's maturity exceeding 16 months.

4.  PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost and consist of the following:

                                                                      December 31,
                                                                 ---------------------
                                                                   1998         1999
                                                                 --------     --------
                                                                    (in thousands)
          Machinery and equipment                                $ 3,623      $ 4,319
          Furniture and fixtures                                     576          629
          Leasehold improvements                                   3,149        3,536
                                                                 --------     --------
                                                                   7,348        8,484
          Less accumulated depreciation and amortization          (4,684)      (5,808)
                                                                 --------     --------
                                                                 $ 2,664      $ 2,676
                                                                 ========     ========


    Property and equipment include $443,000 and $1.4 million recorded under capital leases at December 31, 1998 and 1999, respectively. Accumulated amortization related to leased assets totaled $30,000 and $297,000 at December 31, 1998 and 1999, respectively (see Note 7).

    Depreciation expense, including depreciation of assets under capital leases, was $546,000, $435,000 and $608,000 for 1997, 1998 and 1999
respectively. Amortization expense, for leasehold improvements, was $394,000, $399,000 and $516,000 for 1997, 1998 and 1999 respectively.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  ACCRUED LIABILITIES

    Accrued liabilities consists of the following:

                                                                      December 31,
                                                                 ---------------------
                                                                   1998         1999
                                                                 --------     --------
                                                                    (in thousands)
          Accrued interest                                       $   230      $   571
          Compensation related accruals                              424          952
          Accrued research obligation                                882          308
          Other                                                    1,225        1,396
                                                                 --------     --------
                                                                 $ 2,761      $ 3,227
                                                                 ========     ========


6.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                      December 31,
                                                                                 ---------------------
                                                                                   1998         1999
                                                                                 --------     --------
                                                                                      (in thousands)
          Biogen loan agreement at prime plus 1.5% with interest due annually on March 10th; first $3.0 million of principal due in equal installments beginning March 10, 2000 through February
            10, 2005; remaining $4.5 million to be deducted from future royalty
            payments or repaid through the issuance of common stock              $ 7,500      $ 7,500
          Loan at 9.0%, principal payments in equal installments
            monthly through September 1, 1999.                                     1,500            -
                                                                                 --------     --------
                                                                                   9,000        7,500
          Less current portion                                                    (1,500)        (500)
                                                                                 --------     --------
          Long-term portion                                                      $ 7,500      $ 7,000
                                                                                 ========     ========


    The carrying value of the our loans approximates fair value at December 31, 1998 and 1999. The fair value of our loans was estimated using discounted cash flow analysis, based on the incremental borrowing rates currently available to us for borrowings with similar terms and maturity.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  LONG-TERM DEBT (CONTINUED)

    On March 7, 1997, we entered into an unsecured loan agreement with Biotech Manufacturing in association with the Biogen Agreements (see Note
2). Under the terms of the Biotech Manufacturing loan agreement, Biotech Manufacturing shall make available to us for general purposes an amount not to exceed $12.0 million. Upon the effective date of the Biogen Agreements, we drew down $3.0 million of the loan. We drew down an additional $4.5 million in December 1998 in connection with the final study report from an earlier phase II study of Adentri(TM), which was jointly prepared by us and Biogen. Additional funding under the terms of the loan is subject to achievement of certain clinical developments and commercialization milestones. We are obligated to repay $3.0 million of the current outstanding principal portion of the credit facility, which bears interest on the outstanding principal at a rate equal to prime plus one and one-half percent (1.5%) (9.75% at December 31, 1999), by February 2005. The remaining $4.5 million will be repaid through a reduction of royalties, owed by Biogen to us, beginning eighteen months after the first commercial sale of Adentri(TM). We, at our option, may issue common stock at fair market value as of the date of repayment as an alternative to the royalty reduction. Upon termination of the Biogen Agreements, or earlier, prior to repayment of the $4.5 million through royalty reduction, we, at our option, may repay the loan in cash or issue our common stock at fair value as of the date of repayment.

7.  LEASES

    We lease certain equipment under noncancellable capital leases. A previous capital lease was retired in March 1998. The early retirement payment included $303,000 in excess of the recorded liability and required the acceleration of $68,000 for the amortization of debt issuance costs which would have otherwise been recognized over the following eighteen months.

    We lease our facilities under noncancellable operating leases. The facilities lease expires February 2002 and includes an option to renew the lease for an additional five years. In April 1999 and May 1999, we entered into two month to month sublease agreements whereby we leased excess space to a separate company. In October 1999, we sent a notice to this company terminating the month to month sublease agreement entered into in May 1999.

    Following is a schedule of future minimum lease payments at December 31, 1999:

                                                                   Operating    Capital
                                                                    Leases       Leases
                                                                   --------     -------
                                                                     (in thousands)
          Year ending December 31,
            2000                                                   $ 1,278      $  495
            2001                                                     1,297         495
            2002                                                       215         436
                                                                   --------     -------
          Total minimum payments                                   $ 2,790       1,426
                                                                   ========
          Less amount representing interest                                       (173)
                                                                                -------
          Present value of future lease payments                                 1,253
          Less current portion                                                    (398)
                                                                                -------
          Long-term portion                                                     $  855
                                                                                =======


    Rent expense, net of sublease rentals, for the years ended December 31, 1997, 1998, and 1999 was $339,000, $396,000 and $409,000, respectively.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  RELATED PARTY TRANSACTIONS

    From 1992 through 1999, we issued loans to certain of our officers and employees related to relocation, purchases of stock and other purposes of which loans aggregating $571,000 and $547,000 were outstanding at December 31, 1998 and 1999, respectively. These loans bear interest at 4.51% to 6.53% per annum. The amounts are repayable on various dates through January 1, 2004. As of December 31, 1998 and 1999, loans for $108,000 and $87,000 respectively, related to the purchase of common stock, have been included in stockholders' equity.

9.  STOCKHOLDERS' EQUITY

    Employee Stock Purchase Plan

    In September 1996, the board of directors adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 150,000 shares of our common stock. The Purchase Plan is designed to allow eligible employees of ours or an affiliate of ours to purchase shares of our common stock at quarterly intervals through their periodic payroll deductions, which may not exceed 15 percent of any employee's compensation, at a price not less than the lesser of an amount equal to 85 percent of the fair market value of our common stock at quarterly dates within the offering period or an amount equal to 85 percent of the fair market value of our common stock on the purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with us. We have issued 108,418 shares under the Purchase Plan through December 31, 1999.

    Stock Option Plans

    We reserved 345,000 shares of common stock for issuance under our amended and restated 1992 Stock Option Plan, which provides for common stock options to be granted to employees, consultants, officers, and directors. The board of directors will not grant additional options under the 1992 Stock Option Plan.

    We reserved 1,800,000 shares of common stock for issuance under our amended and restated 1994 Equity Incentive Plan. The Equity Incentive Plan provides for common stock options to be granted to employees of and consultants to us and our affiliates. The Plan allows for the grant of incentive stock options, non-statutory stock options, stock bonuses, and rights to purchase restricted stock and stock appreciation rights. Options and rights granted under this plan expire no later than 10 years from the date of grant. The exercise price of each incentive stock option shall be not less than 100% of the fair market value of the stock subject to the option on the date the option is granted. The exercise price of each non-statutory option shall be not less than 85% of the fair market value of the stock subject to the option on the date the option is granted. The vesting provisions of individual options may vary but in each case will provide for vesting of at least 20% of the total number of shares subject to the option per year.

    Our Non-Employee Directors' Stock Option Plan was amended and restated in 1996 to allow the granting of up to 250,000 shares of common stock to our directors who are not otherwise an employee of, or consultant of ours or any affiliate of ours. Options granted under this plan expire no later than 10 years from the date of grant. The exercise price of each option shall be the fair market value of the stock subject to such option on the date such option is granted. The options generally vest in increments over a period of three years from the date of grant.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  STOCKHOLDERS' EQUITY (CONTINUED)

    The following table summarizes option activity under all option plans:

                                                              Outstanding Options
                                               -----------------------------------------------------
                                                 Shares      Number                         Weighted
                                               Available       of         Price per         Average
                                               for Grant     Shares         Share        Exercise Price
                                                -------     -------    ----------------    ---------
                                                   (in thousands, except per share amounts)
 Balance at December 31, 1996                      473         808      $0.80 - $ 2.50        $2.18
 Shares authorized                               1,000           -            -                 -
 Options granted                                  (447)        447      $6.88 - $10.88        $8.33
 Options forfeited                                  52         (52)     $0.80 - $ 8.50        $2.89
 Options exercised                                   -        (126)     $0.80 - $ 2.50        $1.72
                                                -------     -------
 Balance at December 31, 1997                    1,078       1,077      $0.80 - $10.88        $4.75
 Options granted                                  (533)        533      $4.50 - $10.50        $9.03
 Options forfeited                                 116        (116)     $0.80 - $10.00        $5.20
 Options exercised                                   -         (79)     $0.80 - $ 8.50        $2.45
                                                -------     -------
 Balance at December 31, 1998                      661       1,415      $0.80 - $10.88        $6.45
 Options granted                                  (472)        472      $3.94 - $15.88        $7.41
 Options forfeited                                  52         (52)     $2.00 - $10.88        $6.16
 Options exercised                                   -         (82)     $0.80 - $ 9.88        $3.45
                                                -------     -------
 Balance at December 31, 1999                      241       1,753      $0.80 - $15.88        $6.86
                                                =======     =======


    The following table summarizes information about stock options outstanding at December 31, 1999:

                                           Outstanding Options
-----------------------------------------------------------------------------------------------------------
                                                Weighted                            Exercisable Options
                                                Average                          --------------------------
                                Shares         Remaining         Weighted       Number of      Weighted
                             Outstanding    Contractual Life Average Exercise    Shares    Average Exercise
Range of Exercise Prices    (in thousands)    (in years)          Price      (in thousands)     Price
------------------------       -------           -----            ------         ------        -------
$0.80 - $ 4.16                    467             6.5             $ 2.53           424         $ 2.53
$4.50 - $ 7.50                    532             8.6             $ 6.41           140         $ 7.36
$7.75 - $ 9.25                    556             8.1             $ 9.01           228         $ 8.93
$9.38 - $15.88                    198             8.9             $12.24            77         $10.35
                               -------                                           ------
$0.80 - $15.88                  1,753             7.9             $ 6.86           869         $ 5.68
                               =======                                           ======


                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  STOCKHOLDERS' EQUITY (CONTINUED)

    Pro Forma Information--Stock-Based Compensation

    We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of our employee stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net loss and loss per share is required by SFAS 123 for awards granted after December 31, 1994 as if we had accounted for our stock-based awards to employees under the fair value method of SFAS 123. The fair value of our stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because our stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock-based awards to employees. The fair value of our stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                                           Options
                                                                     --------------------
                                                                     1997    1998    1999
                                                                     ----    ----    ----
          Expected life (years)                                      4.6     5.1     5.1
          Expected volatility                                        .67     .54     .60
          Risk-free interest rate                                     6.3%    5.5%    5.5%


    For pro forma purposes, the estimated fair value of our stock-based awards to employees is amortized over the options' vesting period. Our pro forma information follows (in thousands except for loss per share information):

                                                            1997          1998          1999
                                                         ---------     ---------     ---------
          Net loss:
            As reported                                  $(11,325)     $(12,602)     $(23,122)
                                                         =========     =========     =========
            Pro forma                                    $(12,225)     $(13,691)     $(24,336)
                                                         =========     =========     =========
          Net loss per share:
            As reported                                  $  (1.58)     $  (1.16)     $  (1.75)
                                                         =========     =========     =========
            Pro forma                                    $  (1.71)     $  (1.25)     $  (1.84)
                                                         =========     =========     =========


                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  STOCKHOLDERS' EQUITY (CONTINUED)

    The weighted-average fair value of options granted with exercise prices at and below fair value of our common stock during 1997, 1998 and 1999 were:

                                                                1997      1998      1999
                                                               ------    ------    ------
          Fair value at grant:                                 $5.34     $4.73     $4.18
          Below fair value at grant date:                      $5.39     $ -       $ -


    Warrants

    The following table summarizes warrants to purchase our common stock which were issued in connection with various financing, lending and equipment lease arrangements as of December 31, 1999:

                                                           Exercise     Number of
 Date of Issuance                                            Price       Shares      Expiration Date
 ----------------                                          --------     ---------    ---------------
 April 1993                                                 $25.00       100,000      April 2003
 April 1995                                                 $ 8.90        40,000      April 2005
 September and November 1995                                $20.00       196,078      September 2000
 December 1995                                              $20.00         3,750      December 2000
 March 1996                                                 $20.00        18,750      September 2000
 September 1996                                             $20.00        84,500      September 2001
                                                                        ---------
 Total                                                                   443,078
                                                                        =========


    We have reserved 443,078 shares of our common stock for issuance upon the exercise of the above warrants.

    Stockholders Rights Plan

    In February 1999, we announced that the board of directors approved the adoption of a Stockholders Rights Plan under which all stockholders of record as of February 23, 1999 received and all stockholders receiving newly issued shares after that date have or will receive rights to purchase shares of a new series of preferred stock.

    The Rights Plan is designed to enable all CVT shareholders to realize the full value of their investment and to provide for fair and equal treatment for all stockholders in the event that an unsolicited attempt is made to acquire CVT. The adoption of the Rights Plan is intended as a means to guard against abusive takeover tactics and was not in response to any particular proposal.

    The rights were distributed as a non-taxable dividend and will expire in ten years from the Record Date. The rights will be exercisable only if a person or group acquires 20 percent or more of the CVT common stock or announces a tender offer of CVT's common stock. If a person acquires 20 percent or more of CVT's stock, all rightsholders except the buyer will be entitled to acquire CVT common stock at discount. The effect will be to discourage acquisitions of more than 20 percent of CVT's common stock without negotiations with the Board.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. INCOME TAXES

    As of December 31, 1999, we had federal and state net operating loss carryforwards of approximately $84 million and $29 million, respectively. We also had federal and California research and development tax credit carryforwards of approximately $2.8 million and $1.6 million. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2008 through 2019, if not utilized. The state of California net operating loss carryforwards will expire at various dates beginning in the year 2000 through 2004, if not utilized.

    Utilization of the federal and state net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of our deferred tax assets are as follows at December 31:

                                                                  1998          1999
                                                               ---------     ---------
                                                                   (in thousands)
          Net operating loss carryforwards                     $ 22,210      $ 30,310
          Research credits (expiring 2008-2019)                   3,580         4,520
          Capitalized research and development                    2,610         3,490
          Other, net                                              1,590         1,890
                                                               ---------     ---------
          Total deferred tax assets                              29,990        40,210
          Valuation allowance for deferred tax assets           (29,990)      (40,210)
                                                               ---------     ---------
          Total                                                $      -      $      -
                                                               =========     =========


    The valuation allowance increased by $4.9 million and $6.3 million during the years ended December 31, 1997, and 1998, respectively.

11.  SUBSEQUENT EVENTS (UNAUDITED)

    In February 2000, Biogen announced that it had successfully completed a Phase II trial of CVT-124 in patients with moderate-to-severe CHF. However, Biogen also announced its intention to continue the Adentri(TM) program with a new molecule currently in preclinical studies. Biogen also announced that it would make a milestone payment to CVT.

    In March 2000 we entered into a purchase agreement pursuant to which we sold to certain purchasers $196.3 million in aggregate principal amount of convertible subordinated notes. The offering of the notes was made to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Interest on the notes will accrue at a rate of 4.75% per year, subject to adjustment in certain circumstances. The notes will mature on March 7, 2007 and will be convertible into shares of CV Therapeutics' common stock at a conversion price of $63.84 per share, subject to adjustment in certain circumstances. We may, at our option, redeem the notes at any time after March 7, 2003 or earlier if our stock prices reach certain defined levels.