Form 10-Q
period 2000-03-31
CV THERAPEUTICS INC
filed 2000-05-15
CIK 921506

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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

    The number of shares of Common Stock, $0.001 par value, outstanding as of April 30, 2000 was 18,367,831.

________________________________________________________________________________
________________________________________________________________________________

                        PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                         CV THERAPEUTICS, INC.
                                      CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share and per share amounts)
                                              (unaudited)

                                                                             December 31,        March 31,
                                                                                 1999              2000
                                                                              ---------         ---------
                                                                                 (A)            (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                   $ 20,763          $216,423
  Marketable securities                                                         70,494            56,488
  Other current assets                                                           2,447             2,474
                                                                              ---------         ---------
Total current assets                                                            93,704           275,385
Notes receivable from related parties                                              448               479
Property and equipment, net                                                      2,676             2,539
Intangible and other assets                                                         79             6,341
                                                                              ---------         ---------

Total Assets                                                                  $ 96,907          $284,744
                                                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                                            $  1,541          $  1,350
  Accrued liabilities                                                            3,227             4,283
  Current portion of long-term debt                                                500                 -
  Current portion of capital lease obligation                                      398               407
                                                                              ---------         ---------
Total current liabilities                                                        5,666             6,040
Long-term debt                                                                   7,000             4,500
Capital lease obligation                                                           855               750
Convertible subordinated notes                                                       -           196,250
Deferred revenue                                                                 1,000             1,000
Other liabilities                                                                  239               193
                                                                              ---------         ---------
Total liabilities                                                               14,760           208,733
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized, none
       issued and outstanding                                                        -                 -
  Common stock, $0.001 par value, 30,000,000 shares authorized, 18,157,261 and 18,349,639 shares issued and outstanding at December 31, 1999 and
       March 31, 2000, respectively; at amounts paid in                        175,777           176,657
  Notes receivable issued for stock                                                (87)              (37)
  Deferred compensation                                                           (691)             (792)
  Accumulated deficit                                                          (92,675)          (99,758)
  Cumulative other comprehensive income                                           (177)              (59)
                                                                              ---------         ---------
Total stockholders' equity                                                      82,147            76,011
                                                                              ---------         ---------

Total Liabilities and Stockholders' Equity                                    $ 96,907          $284,744
                                                                              =========         =========


(A) Derived from the audited financial statements included in the Company's Annual Report on Form 10-K for 1999


                                       See accompanying notes

                                          CV THERAPEUTICS, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands, except per share amounts)
                                              (unaudited)

                                                                             Three months ended March 31,
                                                                              -------------------------
                                                                                 1999            2000
                                                                              ---------       ---------
Revenues:
  Collaborative research                                                      $      -        $      -
Operating expenses:
  Research and development                                                       4,199           6,694
  General and administrative                                                     1,184           1,532
                                                                              ---------       ---------
Total operating expenses                                                         5,383           8,226
                                                                              ---------       ---------
Loss from operations                                                            (5,383)         (8,226)
Interest income                                                                    575           2,048
Interest and other expense                                                        (245)           (905)
                                                                              ---------       ---------
Net loss                                                                      $ (5,053)       $ (7,083)
                                                                              =========       =========
Basic and diluted net loss per share                                          $  (0.45)       $  (0.39)
                                                                              =========       =========
Shares used in computing basic and diluted
  net loss per share                                                            11,232          18,247
                                                                              =========       =========

                                         See accompanying notes

                                            CV THERAPEUTICS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                 (unaudited)

                                                                       Three months ended March 31,
                                                                        -------------------------
                                                                           1999            2000
                                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $ (5,053)       $ (7,083)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Amortization of deferred compensation                                      170             207
  Depreciation and amortization                                              382             452
  Change in assets and liabilities:
    Other current assets                                                     188             (27)
    Intangible and other assets                                               32          (6,293)
    Accounts payable                                                          29            (191)
    Accrued and other liabilities                                           (223)          1,010
                                                                        ---------       ---------
Net cash used in operating activities                                     (4,475)        (11,925)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                                  (5,643)         (3,549)
Maturities of investments                                                  6,000          17,500
Capital expenditures                                                        (377)           (142)
Notes receivable from officers and employees                                  21              50
                                                                        ---------       ---------
Net cash provided by investing activities                                      1          13,859
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations                                        (20)            (96)
Borrowings under long-term debt                                                -         196,250
Repayments of long-term debt                                                (500)         (3,000)
Net proceeds from issuance of common stock, net of repurchases               108             572
                                                                        ---------       ---------
Net cash provided by (used in) financing activities                         (412)        193,726
                                                                        ---------       ---------
Net increase (decrease) in cash and cash equivalents                      (4,886)        195,660
Cash and cash equivalents at beginning of period                          11,954          20,763
                                                                        ---------       ---------
Cash and cash equivalents at end of period                              $  7,068        $216,423
                                                                        =========       =========

                                            See accompanying notes

                            CV THERAPEUTICS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    The accompanying consolidated financial statements of CV Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles, are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for the interim periods presented. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2000 or of future operating results for any interim period. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 1999 which includes the audited consolidated financial statements and the notes thereto.

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

2.  COMPREHENSIVE LOSS

    The components of comprehensive loss for the three months ended March 31, 1999 and 2000 are as follows:

                                                                1999            2000
                                                             ---------       ---------
        (in thousands)
        Net loss                                             $ (5,053)       $ (7,083)
        Unrealized gains (losses) on securities                   (27)            118
                                                             ---------       ---------
        Comprehensive loss                                   $ (5,080)       $ (6,965)
                                                             =========       =========


3.  SALE OF CONVERTIBLE SUBORDINATED NOTES

    In March 2000 we entered into a purchase agreement pursuant to which we sold to certain initial purchasers $196.3 million aggregate principal amount of convertible subordinated notes. The offering of the notes was made to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Interest on the notes will accrue at a rate of 4.75% per year, subject to adjustment in certain circumstances. The notes will mature on March 7, 2007 and will be convertible into shares of CV Therapeutics' common stock at a conversion price of $63.84 per share, subject to adjustment in certain circumstances. We may, at our option, redeem the notes at any time after March 7, 2003 or earlier if our stock prices reach certain defined levels. At March 31, 2000 the market value of the subordinated notes was $174.4 million.

4.  SUBSEQUENT EVENT

    In April 2000 we earned a $6.5 million milestone, consisting of $2.0 million in cash and a $4.5 million line of credit, from our partner, Biogen Inc. We have not accessed the addition to the line of credit. The milestone was released by Biogen in connection with the recently completed Phase II trial of CVT-124, an adenosine A1 receptor antagonist, and Biogen's decision to continue with the adenosine A1 receptor antagonist program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors".

OVERVIEW

    CV Therapeutics is a biopharmaceutical company engaged in the discovery and development of new small molecule drugs for the treatment of cardiovascular diseases. Since our inception in December 1990, substantially all of our resources have been dedicated to research and development. To date, we have not generated any product revenues and do not expect to generate any product revenues for at least several years. As of March 31, 2000, we had an accumulated deficit of $99.8 million. We expect our sources of revenue, if any, for the next several years to consist of payments under corporate partnerships and interest income. The process of developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future. We will not receive product revenue unless we or our collaborative partners complete clinical trials and successfully commercialize one or more of our products.

    We are subject to risks common to biopharmaceutical companies, including risks inherent in our research and development efforts and clinical trials, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, potential competition and uncertainty of regulatory approval. In order for a product to be commercialized, it will be necessary for us and, in some cases, our collaborators, to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates, obtain regulatory clearances enter into manufacturing, distribution and marketing arrangements, and obtain market acceptance. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

RESULTS OF OPERATIONS

    Research and Development Expenses. Research and development expenses increased to $6.7 million for the quarter ended March 31, 2000, compared to $4.2 million for the quarter ended March 31, 1999. The increase was due to greater external costs associated with ranolazine and our other clinical programs in addition to hiring additional employees to provide support for an increased level of activity in our research, development and clinical programs. We expect research and development expenses to continue to increase in the future as we further expand product development efforts and clinical trials.

    General and Administrative Expenses. General and administrative expenses increased to $1.5 million for the quarter ended March 31, 2000, compared to $1.2 million for the quarter ended March 31, 1999. The increase was due primarily to greater use of outside consultants for general business matters. We expect general and administrative expenses to continue to increase in the future in line with our research and development activities.

    Interest Income. Interest income was $2.0 million for the quarter ended March 31, 2000, compared to $575,000 for the quarter ended March 31, 1999.
The increase was due to higher average investment balances as the result of our follow-on offering in October 1999 and the sale of convertible subordinated notes in March 2000. We expect that interest income will fluctuate with average investment balances.

    Interest and Other Expense.   Interest and other expense was $905,000
for the quarter ended March 31, 2000 compared to $245,000 for the quarter ended March 31, 1999. The increase was due to interest expense related to the sale of convertible subordinated notes in March 2000. Quarterly interest expense on the convertible subordinated notes will be $2.3 million. We expect that other interest expense will fluctuate with average debt and loan balances.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. In January 1998, we completed a follow-on public offering and raised net proceeds of approximately $19.6 million. In December 1998, we drew down $4.5 million under a general purpose loan facility with Biogen. As of March 31, 2000 the outstanding balance for this note was $4.5 million. Interest on this note is payable at prime plus one and one-half percent (1.5%), or 10.25% at March 31, 2000, payable annually, in arrears, each March 10th. In May 1999, we entered into a sales and marketing services agreement with Innovex Inc. pursuant to which Innovex's parent, Quintiles Transnational Corp., purchased 1,043,705 shares of our common stock for a total investment of $5.0 million. In addition, we entered into two promissory notes with Quintiles. The first promissory note in the amount of $10.0 million may be drawn down by us upon filing a New Drug Application for ranolazine. The second promissory note shall be a cash amount to be determined after commercial launch of ranolazine. Both notes are convertible into shares of common stock at the option of Quintiles upon certain events. In October 1999, we completed a follow-on public offering and raised approximately $64.3 million. In March 2000, we entered into a purchase agreement pursuant to which we sold to certain initial purchasers $196.3 million aggregate principal amount of convertible subordinated notes. The offering of the notes was made to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Interest on the notes will accrue at a rate of 4.75% per year, subject to adjustment in certain circumstances. The notes will mature on March 7, 2007 and will be convertible into shares of CV Therapeutics' common stock at a conversion price of $63.84 per share, subject to adjustment in certain circumstances. We may, at our option, redeem the notes at any time after March 7, 2003 or earlier if our stock price reaches certain defined levels.

    Cash, cash equivalents and marketable securities at March 31, 2000 totaled $272.9 million compared to $91.3 million at December 31, 1999. The increase was due to the sale of $196.3 million in aggregate principal amount of convertible subordinated notes offset by $11.9 million used to fund operations and $3.0 million to retire long-term debt.

    Net cash used in operations for the three months ended March 31, 2000 was $11.9 million compared to $4.5 million for the three months ended March 31, 1999. The increase was due to $6.3 million incurred in the sale of the subordinated notes with the remainder related to increased research and development efforts.

    As of March 31, 2000, we have invested $8.6 million in property and equipment with the rate of investment having increased during the last eighteen months in line with increased research and development efforts. This trend should continue for the foreseeable future.

    We may require substantial additional funding in order to complete our research and development activities and commercialize any potential products. We currently estimate that our existing resources and projected interest income, including the proceeds from our recently completed offering of convertible subordinated notes, will enable us to maintain our current and planned operations for at least the next 24 months. However, we cannot assure that we will not require additional funding prior to then or that additional financing will be available on acceptable terms or at all.

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

RISK FACTORS

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

    We currently have no sales, marketing or distribution capability. As a result, we depend on collaborations with third parties, such as Innovex and Biogen, which have established distribution systems and direct sales forces. In particular, we have entered into a sales and marketing services agreement with Innovex with respect to ranolazine. Innovex will market and sell ranolazine in the United States using a dedicated sales force if and when

FDA approval to market ranolazine has been granted. Commercialization of ranolazine depends on Innovex to perform their contractual obligations. Their failure to do so would adversely affect commercialization of ranolazine. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little control. In addition, Biogen is responsible for establishing marketing and sales activities for any product that results from the AdentriTM program.

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

    WE EXPECT TO CONTINUE TO OPERATE AT A LOSS AND MAY NEVER ACHIEVE PROFITABILITY.

    We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research and development activities. We have generated no product revenues. As of March
31, 2000, we had an accumulated deficit of $99.8 million. The process of developing our products requires significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future.

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

    THE MARKET PRICE OF OUR STOCK MAY CONTINUE TO BE HIGHLY VOLATILE.

    Within the last 12 months, our common stock has traded between $4.13 and $69.00. The market price of the shares of common stock for our company has been and may continue to be highly volatile. Announcements may have a significant impact on the market price of our common stock. These announcements may include:

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

ITEM 3. MARKET RISK

    Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. As of March 31, 2000 no significant changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 1999.

                         PART II.  OTHER INFORMATION


ITEM 2. RECENT SALE OF UNREGISTERED SECURITIES

    In March 2000, CV Therapeutics completed a private placement of $196.3 million aggregate principal amount of 4 3/4% Convertible Subordinated Notes due March 7, 2007. The initial purchasers of the Notes were Merrill Lynch & Co., J.P. Morgan & Co., Robertson Stephens and SG Cowen. We sold the Notes to the initial purchasers for $190.1 million. The sale of the Notes to the initial purchasers was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof, as a transaction not involving a public offering. The Notes were reoffered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act.

    The Notes are convertible, at the option of the holder, at any time prior to maturity, into CV Therapeutics common stock at a conversion price of $63.84 per share, which is equal to a conversion rate of 15.6642 shares per $1,000 principal amount of Notes, subject to adjustment.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits required by Item 601 of Regulation S-K

           EXHIBIT NUMBER                                DESCRIPTION

                 10.72 Indenture dated March 7, 2000 between the Company and Norwest Bank Minnesota.

                 10.73                             Convertible subordinated
                                                   note dated March 7, 2000.

                 10.74                             Purchase agreement dated
                                                   March 1, 2000 between the
                                                   Company and Merrill Lynch
                                                   & Co., Merrill Lynch,
                                                   Pierce, Fenner & Smith
                                                   Incorporated, J.P. Morgan
                                                   Securities Inc.,
                                                   FleetBoston Robertson
                                                   Stephens Inc. and SG
                                                   Cowen Securities
                                                   Corporation as
                                                   Representatives(s) of the
                                                   several Initial Purchasers

                 10.75                             Resale Registration
                                                   Rights agreement dated
                                                   March 7, 2000 between the
                                                   Company and Merrill Lynch
                                                   & Co., Merrill Lynch,
                                                   Pierce, Fenner & Smith
                                                   Incorporated, J.P. Morgan
                                                   Securities Inc.,
                                                   FleetBoston Robertson
                                                   Stephens Inc. and SG
                                                   Cowen Securities
                                                   Corporation as
                                                   Representatives(s) of the
                                                   several Initial Purchasers

                 27.1                              Financial Data Schedule


    (b)     Reports on Form 8-K
            None

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                                    CV THERAPEUTICS, INC.

Date: May 15, 2000                       By: /s/ LOUIS G. LANGE, M.D., PH.D.
                                                 Louis G. Lange, M.D., Ph.D.
                                 Chairman of the Board & Chief Executive Officer
                                          (Principal Executive Officer)

Date: May 15, 2000                       By: /s/ DANIEL K. SPIEGELMAN
                                                 Daniel K. Spiegelman
                                                Chief Financial Officer
                                    (Principal Financial and Accounting Officer)