Form 10-Q
period 2000-06-30
CV THERAPEUTICS INC
filed 2000-08-14
CIK 921506

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

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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

    The number of shares of Common Stock, $0.001 par value, outstanding as of July 31, 2000 was 18,565,016.

________________________________________________________________________________
________________________________________________________________________________

                        PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                         CV THERAPEUTICS, INC.
                                      CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share and per share amounts)
                                              (unaudited)

                                                                             December 31,        June 30,
                                                                                 1999              2000
                                                                              ---------         ---------
                                                                                 (A)            (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                   $ 20,763          $225,259
  Marketable securities                                                         70,494            44,355
  Other current assets                                                           2,447             3,062
                                                                              ---------         ---------
Total current assets                                                            93,704           272,676
Notes receivable from related parties                                              448               478
Property and equipment, net                                                      2,676             2,637
Intangible and other assets                                                         79             6,436
                                                                              ---------         ---------

Total Assets                                                                  $ 96,907          $282,227
                                                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                                            $  1,541          $  2,688
  Accrued liabilities                                                            3,227             7,266
  Current portion of long-term debt                                                500                 -
  Current portion of capital lease obligation                                      398               416
                                                                              ---------         ---------
Total current liabilities                                                        5,666            10,370
Long-term debt                                                                   7,000             4,500
Capital lease obligation                                                           855               643
Convertible subordinated notes                                                       -           196,250
Deferred revenue                                                                 1,000             1,000
Other liabilities                                                                  239               140
                                                                              ---------         ---------
Total liabilities                                                               14,760           212,903
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized, none
       issued and outstanding                                                        -                 -
  Common stock, $0.001 par value, 30,000,000 shares authorized, 18,157,261 and 18,448,889 shares issued and outstanding at December 31, 1999 and
       June 30, 2000, respectively; at amounts paid in                         175,777           177,307
  Notes receivable issued for stock                                                (87)              (37)
  Deferred compensation                                                           (691)             (790)
  Accumulated deficit                                                          (92,675)         (107,141)
  Cumulative other comprehensive income                                           (177)              (15)
                                                                              ---------         ---------
Total stockholders' equity                                                      82,147            69,324
                                                                              ---------         ---------

Total Liabilities and Stockholders' Equity                                    $ 96,907          $282,227
                                                                              =========         =========


(A) Derived from the audited financial statements included in our Annual Report on Form 10-K for 1999


                                       See accompanying notes

                                                CV THERAPEUTICS, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (in thousands, except per share amounts)
                                                    (unaudited)

                                                        Three months ended June 30,        Six months ended June 30,
                                                         -------------------------         -------------------------
                                                            1999            2000              1999            2000
                                                         ---------       ---------         ---------       ---------
Revenues:
  Collaborative research                                 $      -        $  2,000          $      -        $  2,000
Operating expenses:
  Research and development                                  4,477           9,346             8,676          16,040
  General and administrative                                1,173           1,585             2,357           3,117
                                                         ---------       ---------         ---------       ---------
Total operating expenses                                    5,650          10,931            11,033          19,157
                                                         ---------       ---------         ---------       ---------
Loss from operations                                       (5,650)         (8,931)          (11,033)        (17,157)
Interest income                                               523           4,265             1,098           6,314
Interest and other expense                                   (238)         (2,717)             (483)         (3,623)
                                                         ---------       ---------         ---------       ---------
Net loss                                                 $ (5,365)       $ (7,383)         $(10,418)       $(14,466)
                                                         =========       =========         =========       =========
Basic and diluted net loss per share                     $  (0.45)       $  (0.40)         $  (0.90)       $  (0.79)
                                                         =========       =========         =========       =========
Shares used in computing basic and diluted
  net loss per share                                       11,907          18,379            11,569          18,313
                                                         =========       =========         =========       =========

                                               See accompanying notes

                                            CV THERAPEUTICS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                 (unaudited)

                                                                        Six months ended June 30,
                                                                        -------------------------
                                                                           1999            2000
                                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $(10,418)       $(14,466)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Amortization of deferred compensation                                      318             401
  Depreciation and amortization                                              775           1,079
  Change in assets and liabilities:
    Other current assets                                                     112            (615)
    Intangible and other assets                                               95             (30)
    Accounts payable                                                         (57)          1,147
    Accrued and other liabilities                                             52           3,940
                                                                        ---------       ---------
Net cash used in operating activities                                     (9,123)         (8,544)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                                 (13,120)         (3,549)
Maturities of investments                                                 15,271          29,650
Capital expenditures                                                        (897)           (539)
Notes receivable from officers and employees                                  21              50
                                                                        ---------       ---------
Net cash provided by investing activities                                  1,275          25,612
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations                                        (40)           (194)
Borrowings under long-term debt                                                -         189,592
Repayments of long-term debt                                              (1,500)         (3,000)
Net proceeds from issuance of common stock, net of repurchases             5,203           1,030
                                                                        ---------       ---------
Net cash provided by (used in) financing activities                        3,663         187,428
                                                                        ---------       ---------
Net increase (decrease) in cash and cash equivalents                      (4,185)        204,496
Cash and cash equivalents at beginning of period                          11,954          20,763
                                                                        ---------       ---------
Cash and cash equivalents at end of period                              $  7,769        $225,259
                                                                        =========       =========

                                            See accompanying notes

                            CV THERAPEUTICS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    The accompanying consolidated financial statements of CV Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles, are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for the interim periods presented. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2000 or of future operating results for any interim period. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 1999 which includes the audited consolidated financial statements and the notes thereto.

    Revenue Recognition

    Revenues under our collaborative research arrangements are recognized based on the performance requirements of the contract. Payments received, which are still subject to future performance requirements, are recorded as deferred revenue until earned.

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

2.  COMPREHENSIVE LOSS

    The components of comprehensive loss for the six months ended June 30, 1999 and 2000 are as follows:

                                                                1999            2000
                                                             ---------       ---------
        (in thousands)
        Net loss                                             $(10,418)       $(14,466)
        Unrealized gains (losses) on securities                  (111)            162
                                                             ---------       ---------
        Comprehensive loss                                   $(10,529)       $(14,304)
                                                             =========       =========


3.  SUBSEQUENT EVENTS

    In July 2000, we entered into a collaboration with Fujisawa Healthcare, Inc. (FHI) to develop and market second generation pharmacologic cardiac stress agents. Under this agreement FHI received exclusive North American rights to CVT-3146, a short-acting selective A2A adenosine receptor agonist, and a backup compound. We received $10.0 million from FHI, consisting of an up front payment, the prepayment of a development milestone and the purchase of our common stock. We may receive up to an additional $24.0 million in cash based upon development and regulatory milestones. FHI will reimburse us for 75% of the development costs, and if approved by the FDA, we will receive a royalty based on product sales of CVT-3146 and may receive a royalty on another product sold by FHI.

    On July 19, 2000, the board of directors approved certain amendments to our stockholders rights plan which the board of directors previously adopted in February 1999. As described below, the amendments approved by the board of directors included lowering the trigger percentage from a 20 percent ownership interest to a 15 percent interest and raising the exercise price for each right from $35.00 to $500.00. Additionally, we changed our rights agent from Norwest Bank Minnesota, N.A. to Wells Fargo Bank Minnesota, N.A.

    Under our stockholders rights plan, as amended, each right (which were distributed as a dividend on each share of common stock outstanding as of February 23, 1999) entitles the registered holder to purchase from us one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, at a price of $500.00 per one one-hundredth of a share of Series A Junior Participating Preferred Stock, subject to adjustment. Each one one-hundredth of a share of Series A Junior Participating Preferred Stock has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a share of our common stock. The rights are triggered upon the earlier to occur of (i) the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of our outstanding common stock or (ii) 10 business days following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity acquiring beneficial ownership of 15% or more of our outstanding common stock. A full description and the terms of the rights are set forth in the First Amended and Restated Rights Agreement, dated as of July 19, 2000, between the us and Wells Fargo Bank Minnesota, N.A.

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

OVERVIEW

    CV Therapeutics is a biopharmaceutical company engaged in the discovery and development of new small molecule drugs for the treatment of cardiovascular diseases. Since our inception in December 1990, substantially all of our resources have been dedicated to research and development. To date, we have not generated any product revenues and do not expect to generate any product revenues for at least several years. As of June 30, 2000, we had an accumulated deficit of $107.1 million. We expect our sources of revenues, if any, for the next several years to consist of payments under corporate partnerships and interest income. The process of developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future. We will not receive product revenues unless we or our collaborative partners complete clinical trials and successfully commercialize one or more of our products.

    We are subject to risks common to biopharmaceutical companies, including risks inherent in our research and development efforts and clinical trials, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, potential competition and uncertainty of regulatory approval. In order for a product to be commercialized, it will be necessary for us and, in some cases, our collaborators, to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates, obtain regulatory clearances, enter into manufacturing, distribution and marketing arrangements, and obtain market acceptance. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

RESULTS OF OPERATIONS

    Collaborative Research Revenues. Collaborative research revenues were $2.0 million for both the quarter and for the six-month period ended June 30, 2000, while there were none for either the quarter or for the six-month period ended June 30, 1999. The revenues consist entirely of a milestone payment from our partner, Biogen Inc., who released it in connection with their recent completion of a Phase II trial of CVT-124 and their decision to continue with the adenosine A1 receptor antagonist program.

    Research and Development Expenses. Research and development expenses increased to $9.3 million for the quarter ended June 30, 2000, compared to $4.5 million for the quarter ended June 30, 1999. Research and development expenses increased to $16.0 million for the six-month period ended June 30, 2000, compared to $8.7 million for the six-month period ended June 30, 1999. The increases for both the three- and the six-month periods ended June 30, 2000, compared to the same periods in 1999, were due to greater external costs associated with ranolazine and our other clinical programs in addition to hiring additional employees to provide support for an increased level of activity in our research, development and clinical programs. We expect research and development expenses to continue to increase in the future as we further expand product development efforts and clinical trials.

    General and Administrative Expenses. General and administrative expenses increased to $1.6 million for the quarter ended June 30, 2000, compared to $1.2 million for the quarter ended June 30, 1999. General and administrative expenses increased to $3.1 million for the six-month period ended June 30, 2000, compared to $2.4 million for the six-month period ended June 30, 1999. The increases for both the three- and the six-month periods ended June 30, 2000, compared to the same periods in 1999, were due primarily to greater use of outside consultants for general business matters. We expect general and administrative expenses to continue to increase in the future in line with our research, development and commercialization activities.

    Interest Income. Interest income increased to $4.3 million for the quarter ended June 30, 2000, compared to $523,000 for the quarter ended June 30, 1999. Interest income increased to $6.3 million for the six-month period ended June 30, 2000, compared to $1.1 million for the six-month period ended June 30, 1999. The increases for both the three- and the six-month periods ended June 30, 2000, compared to the same periods in 1999, were due to higher average investment balances as the result of our follow-on offering in October 1999 and the sale of convertible subordinated notes in March 2000. We expect that interest income will fluctuate with average investment balances.

    Interest and Other Expense.   Interest and other expense increased to
$2.7 million for the quarter ended June 30, 2000, compared to $238,000 for the quarter ended June 30, 1999. Interest and other expense increased to $3.6 million for the six-month period ended June 30, 2000, compared to $483,000 for the six-month period ended June 30, 1999. The increases for both the three- and the six-month periods ended June 30, 2000, compared to the same periods in 1999, were due to interest expense related to the convertible subordinated notes issued in March 2000. Quarterly interest expense on the convertible subordinated notes is $2.3 million. We expect that other interest expense will fluctuate with average debt and loan balances.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. In January 1998, we completed a follow-on public offering and raised net proceeds of approximately $19.6 million. In December 1998, we drew down $4.5 million under a general purpose loan facility with Biogen. As of June 30, 2000, the outstanding balance under this note was $4.5 million. Interest on this note is payable at prime plus one and one-half percent (1.5%), or 10.25% at June 30, 2000, payable annually, in arrears, each March 10th. In May 1999, we entered into a sales and marketing services agreement with Innovex Inc. pursuant to which Innovex's parent, Quintiles Transnational Corp., purchased

1,043,705 shares of our common stock for a total investment of $5.0 million. In addition, we entered into two promissory notes with Quintiles. The first promissory note in the amount of $10.0 million may be drawn down by us upon filing a New Drug Application for ranolazine. The second promissory note shall be a cash amount to be determined after commercial launch of ranolazine. Both notes are convertible into shares of common stock at the option of Quintiles upon certain events. In October 1999, we completed a follow-on public offering and raised approximately $64.3 million. In March 2000, we entered into a purchase agreement pursuant to which we sold to certain initial purchasers $196.3 million aggregate principal amount of convertible subordinated notes. The offering of the notes was made to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Interest on the notes will accrue at a rate of 4.75% per year, subject to adjustment in certain circumstances. The notes will mature on March 7, 2007 and are convertible into shares of our common stock at a conversion price of $63.84 per share, subject to adjustment in certain circumstances. We may, at our option, redeem the notes at any time after March 7, 2003 or earlier if our stock price reaches certain defined levels.

    Cash, cash equivalents and marketable securities at June 30, 2000 totaled $269.6 million compared to $91.3 million at December 31, 1999. The increase was due to the sale of $196.3 million in aggregate principal amount of convertible subordinated notes offset by $15.2 million used to fund operations and $3.0 million to retire long-term debt.

    Net cash used in operations decreased to $8.5 million for the six months ended June 30, 2000, compared to $9.1 million for the six months ended June 30, 1999. The decrease for net cash used in operations occurred even though our net loss increased to $14.5 million compared to $10.4 million for the corresponding periods. The $4.1 million increase in net loss was offset by a $3.9 million increase in accrued and other liabilities. These accrued and other liabilities will be paid in the coming months leading to a corresponding increase in net cash used.

    We may require substantial additional funding in order to complete our research and development activities and commercialize any potential products. We currently estimate that our existing resources and projected interest income, including the proceeds from our recently completed offering of convertible subordinated notes, will enable us to maintain our current and planned operations for at least the next 24 months. However, we cannot assure you that we will not require additional funding prior to then or that additional financing will be available on acceptable terms or at all.

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

    WE HAVE NO MARKETING OR SALES EXPERIENCE, AND IF WE ARE UNABLE TO ENTER INTO OR MAINTAIN COLLABORATIONS WITH MARKETING PARTNERS OR IF WE ARE UNABLE TO DEVELOP OUR OWN SALES AND MARKETING CAPABILITY, WE MAY NOT BE SUCCESSFUL IN COMMERCIALIZING OUR PRODUCTS.

    We currently have no sales, marketing or distribution capability. As a result, we depend on collaborations with third parties, such as Innovex and Biogen, which have established distribution systems and direct sales forces. In particular, we have entered into a sales and marketing services agreement with Innovex with respect to ranolazine. Innovex will market and sell ranolazine in the United States using a dedicated sales force if and when FDA approval to market ranolazine has been granted. Commercialization of ranolazine depends on Innovex to perform their contractual obligations. Their failure to do so would adversely affect commercialization of ranolazine. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little control. In addition, Biogen is responsible for establishing marketing and sales activities for any product that results from the Adentri program.

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

    Under our collaborative arrangements, we or our collaborative partners may also have to meet performance milestones. If we fail to meet our obligations under our collaborative arrangements, our collaborators could terminate their arrangements or we could lose rights to the compounds under development. For example, under our agreement with Innovex, we are required to launch the product by a specific date. If we fail to reach this milestone, Innovex will no longer be obligated to provide sales and marketing services for ranolazine. Under our agreement with Biogen, in order for us to receive development milestone payments, Biogen must meet development milestones. Under our license agreement with Syntex U.S.A., Inc., a subsidiary of Roche, for ranolazine, we are required to make milestone payments to Syntex following FDA approval of ranolazine and following regulatory approval of ranolazine in Europe. These payments are due no later than March 31, 2005 and March 31, 2006, respectively.

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

    WE EXPECT TO CONTINUE TO OPERATE AT A LOSS AND MAY NEVER ACHIEVE PROFITABILITY.

    We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research and development activities. We have generated no product revenues. As of June 30, 2000, we had an accumulated deficit of $107.1 million. The process of developing our products requires significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future.

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

    THE MARKET PRICE OF OUR STOCK MAY CONTINUE TO BE HIGHLY VOLATILE.

    Within the last 12 months, our common stock has traded between $5.75 and $82.75. The market price of the shares of common stock for our company has been and may continue to be highly volatile. Announcements may have a significant impact on the market price of our common stock. These announcements may include:

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

    * government regulations, reimbursement changes and governmental investigations or audits related to us or to our products

    * developments related to our patents or other proprietary rights or those of our competitors

    * changes in the position of securities analysts with respect to our stock

    * operating results below the expectations of public market analysts and investors

    * market conditions for biopharmaceutical or biotechnology stocks in general.

    The stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging biotechnology and biopharmaceutical companies, and which have often been unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock. In addition, sales of substantial amounts of our common stock in the public market could lower the market price of our common stock.

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

    Furthermore, in February 1999, the board of directors enacted anti-takeover provisions, including a stockholder rights plan and severance agreements in the event of a change of control for key executives.

ITEM 3. MARKET RISK

    Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. As of June 30, 2000, no significant changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 1999.

                         PART II.  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Annual Meeting of Stockholders of CV Therapeutics, Inc. was held on May 16, 2000.

    (b) Louis G. Lange, M.D., Ph.D. and Isaac Stein were elected to the Board of Directors. The terms of Thomas L. Gutshall, Barbara J. McNeil, M.D., Ph.D., J. Leighton Read, M.D. and Costa G. Sevastoupoulos, Ph.D. continued after the Annual Meeting.

Election of Directors:


              Nominee                         For               Withheld

       Louis G. Lange, M.D., Ph.D.         13,809,015             4,719
       Isaac Stein                         13,808,715             5,019


Proposal to approve our 2000 Equity Incentive Plan and the issuance of up to 1,500,000 shares of common stock under such plan, to replace our 1992 Stock Option Plan and 1994 Equity Incentive Plan under which plans an aggregate of approximately 113,000 shares of common stock reserved for future awards would cease to be available for such purpose:

          For              Against            Abstain          Broker Non-Vote

       8,346,767          1,615,089           453,606             3,398,272

Proposal to approve our Non-Employee Director's Stock Option Plan as amended to increase the aggregate number of shares of common stock authorized for issuance under such plan by 150,000 shares:

          For              Against            Abstain          Broker Non-Vote

       9,068,032            893,584           453,846             3,398,272


Proposal to approve our Employee Stock Purchase Plan as amended to increase the aggregate number of shares of common stock authorized for issuance under such plan by 75,000 shares and to provide for annual increases for five years as more fully described in the Proxy Statement:

          For              Against            Abstain          Broker Non-Vote

       9,526,645            433,936           454,881             3,398,272


Proposal to ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2000:

          For              Against            Abstain          Broker Non-Vote

      13,795,934             10,405             7,395                 -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits required by Item 601 of Regulation S-K

     EXHIBIT NUMBER                                      DESCRIPTION

                 10.76 Press release dated July 21, 2000 announcing Board of Directors approval of amendments to the
                                                   Stockholder Rights Plan

                 10.77 First Amended and Restated Rights Agreement dated July 19, 2000 between the Company and
                                                   Wells Fargo Bank
                                                   Minnesota, N.A.

                 10.78                             Certificate of
                                                   Designation of Series A
                                                   Junior Participating
                                                   Preferred Stock dated
                                                   February 2, 1999

                 10.79                             Form of Right Certificate
                                                   dated July 19, 2000

                 10.80 Summary of Rights to Purchase Preferred Shares dated July 19, 2000

                 27.1                              Financial Data Schedule


    (b)     Reports on Form 8-K

            None

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                                    CV THERAPEUTICS, INC.

Date: August 14, 2000                    By: /s/ LOUIS G. LANGE, M.D., PH.D.
                                                 Louis G. Lange, M.D., Ph.D.
                                 Chairman of the Board & Chief Executive Officer
                                          (Principal Executive Officer)

Date: August 14, 2000                    By: /s/ DANIEL K. SPIEGELMAN
                                                 Daniel K. Spiegelman
                                                Chief Financial Officer
                                    (Principal Financial and Accounting Officer)