Form 10-Q
period 2000-09-30
CV THERAPEUTICS INC
filed 2000-11-06
CIK 921506

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

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

    The number of shares of Common Stock, $0.001 par value, outstanding as of October 31, 2000 was 19,285,565.


________________________________________________________________________________
________________________________________________________________________________

                        PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                         CV THERAPEUTICS, INC.
                                      CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share and per share amounts)
                                              (unaudited)

                                                                             December 31,      September 30,
                                                                                 1999              2000
                                                                              ---------         ---------
                                                                                 (A)           (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                   $ 20,763          $139,509
  Marketable securities                                                         70,494           142,221
  Other current assets                                                           2,447             3,583
                                                                              ---------         ---------
Total current assets                                                            93,704           285,313
Notes receivable from related parties                                              448               478
Property and equipment, net                                                      2,676             3,391
Intangible and other assets                                                         79             6,237
                                                                              ---------         ---------

Total Assets                                                                  $ 96,907          $295,419
                                                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                                            $  1,541          $  2,026
  Accrued liabilities                                                            3,227             6,001
  Current portion of long-term debt                                                500                 -
  Current portion of capital lease obligation                                      398               426
  Current portion of deferred revenue                                                -             4,333
                                                                              ---------         ---------
Total current liabilities                                                        5,666            12,786
Long-term debt                                                                   7,000             9,000
Capital lease obligation                                                           855               532
Convertible subordinated notes                                                       -           196,250
Deferred revenue                                                                 1,000             2,593
Other liabilities                                                                  239                87
                                                                              ---------         ---------
Total liabilities                                                               14,760           221,248
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized, none
       issued and outstanding                                                        -                 -
  Common stock, $0.001 par value, 30,000,000 shares authorized, 18,157,261 and 18,950,302 shares issued and outstanding at December 31, 1999 and
       September 30, 2000, respectively; at amounts paid in                    175,777           192,251
  Notes receivable issued for stock                                                (87)              (37)
  Deferred compensation                                                           (691)             (728)
  Accumulated deficit                                                          (92,675)         (117,293)
  Cumulative other comprehensive income                                           (177)              (22)
                                                                              ---------         ---------
Total stockholders' equity                                                      82,147            74,171
                                                                              ---------         ---------

Total Liabilities and Stockholders' Equity                                    $ 96,907          $295,419
                                                                              =========         =========


(A) Derived from the audited financial statements included in our Annual Report on Form 10-K for 1999


                                       See accompanying notes

                                                CV THERAPEUTICS, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (in thousands, except per share amounts)
                                                    (unaudited)

                                                      Three months ended September 30,  Nine months ended September 30,
                                                         -------------------------         -------------------------
                                                            1999            2000              1999            2000
                                                         ---------       ---------         ---------       ---------
Revenues:
  Collaborative research                                 $      -        $    469          $      -        $  2,469
Operating expenses:
  Research and development                                  5,546           9,994            14,222          26,034
  General and administrative                                  947           2,366             3,304           5,483
                                                         ---------       ---------         ---------       ---------
Total operating expenses                                    6,493          12,360            17,526          31,517
                                                         ---------       ---------         ---------       ---------
Loss from operations                                       (6,493)        (11,891)          (17,526)        (29,048)
Interest income                                               482           4,513             1,580          10,827
Interest and other expense                                   (213)         (2,775)             (696)         (6,397)
                                                         ---------       ---------         ---------       ---------
Net loss                                                 $ (6,224)       $(10,153)         $(16,642)       $(24,618)
                                                         =========       =========         =========       =========
Basic and diluted net loss per share                     $  (0.50)       $  (0.54)         $  (1.41)       $  (1.34)
                                                         =========       =========         =========       =========
Shares used in computing basic and diluted
  net loss per share                                       12,331          18,667            11,823          18,431
                                                         =========       =========         =========       =========

                                               See accompanying notes

                                            CV THERAPEUTICS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                 (unaudited)

                                                                     Nine months ended September 30,
                                                                        -------------------------
                                                                           1999            2000
                                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $(16,642)       $(24,618)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Amortization of deferred compensation                                      565             553
  Depreciation and amortization                                            1,170           1,501
  Change in assets and liabilities:
    Other current assets                                                     312          (1,136)
    Intangible and other assets                                               14             (30)
    Accounts payable                                                        (148)            485
    Accrued and other liabilities                                             51           2,622
    Deferred revenue                                                           -           5,926
                                                                        ---------       ---------
Net cash used in operating activities                                    (14,678)        (14,697)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                                 (14,590)       (107,063)
Maturities of investments                                                 26,246          35,525
Capital expenditures                                                      (1,062)         (1,708)
Notes receivable from officers and employees                                  21              50
                                                                        ---------       ---------
Net cash provided by (used in) investing activities                       10,615         (73,196)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on capital lease obligations                                      859               -
Payments on capital lease obligations                                        (80)           (295)
Borrowings under covertible subordinated debt, net                             -         189,550
Borrowings under long-term debt                                                -           4,500
Repayments of long-term debt                                              (1,500)         (3,000)
Net proceeds from issuance of common stock, net of repurchases             5,422          15,884
                                                                        ---------       ---------
Net cash provided by financing activities                                  4,701         206,639
                                                                        ---------       ---------
Net increase in cash and cash equivalents                                    638         118,746
Cash and cash equivalents at beginning of period                          11,954          20,763
                                                                        ---------       ---------
Cash and cash equivalents at end of period                              $ 12,592        $139,509
                                                                        =========       =========

                                            See accompanying notes

                            CV THERAPEUTICS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    The accompanying consolidated financial statements of CV Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles, are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for the interim periods presented. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2000 or of future operating results for any interim period. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 1999, which includes the audited consolidated financial statements and the notes thereto.

    Revenue Recognition

    Revenues under our collaborative research arrangements are recognized based on the performance requirements of the contract. Payments received, which are still subject to future performance requirements, are recorded as deferred revenue until earned.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We believe that our revenue recognition policy is in compliance with the provisions of SAB 101, and that the impact of SAB 101 will have no material effect on our financial position or results of operations.

    Net Loss Per Share

    Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares have been excluded from the computation as their effect is antidilutive.

    Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"),
"Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. Derivatives that are not determined to be hedges must be adjusted to fair value through net income. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective
Date of FASB Statement No. 133," the provisions of SFAS 133 will require adoption no later than the beginning of our fiscal year ending December 31, 2001. We do not currently hold any derivative instruments and do not anticipate holding any derivative instruments in the near future. Accordingly, adoption of SFAS 133, as amended by SFAS 138, is not expected to have a material impact on our consolidated financial statements.

2.  COMPREHENSIVE LOSS

    The components of comprehensive loss for the nine months ended September 30, 1999 and 2000, respectively, are as follows:

                                                                1999            2000
                                                             ---------       ---------
        (in thousands)
        Net loss                                             $(16,642)       $(24,618)
        Unrealized gains (losses) on securities                   (70)            155
                                                             ---------       ---------
        Comprehensive loss                                   $(16,712)       $(24,463)
                                                             =========       =========


3.  EQUITY

    In July 2000, we received a financing commitment from Acqua Wellington North American Equities Fund, Ltd. to purchase up to $120 million of our common stock through November 2002 . As of September 30, 2000, we have issued shares representing $10.0 million under this commitment.

4.  SUBSEQUENT EVENTS

    On October 6, 2000, we exercised our right to convert $9.0 million in long-term debt, from a general purpose loan facility with Biogen, Inc. relating to our 1997 AdentriTM collaboration, into 118,932 shares of our common stock at a price of $75.67 per share, in full repayment of the entire principal amount under this facility.

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

OVERVIEW

    CV Therapeutics is a biopharmaceutical company engaged in the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. Since our inception in December 1990, substantially all of our resources have been dedicated to research and development. To date, we have not generated any product revenues and do not expect to generate any product revenues for at least several years. As of September 30, 2000, we had an accumulated deficit of $117.3 million. We expect our sources of revenues, if any, for the next several years to consist of payments under corporate partnerships and interest income. The process of developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future. We will not receive product revenues unless we or our collaborative partners complete clinical trials and successfully commercialize one or more of our products.

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

RESULTS OF OPERATIONS

    Collaborative Research Revenues. Collaborative research revenues were $469,000 for the quarter ended September 30, 2000 and $2.5 million for the nine-month period ended September 30, 2000, while there was none for either the quarter or for the nine-month period ended September 30, 1999. The revenues for the third quarter of 2000 related entirely to our collaboration with Fujisawa Healthcare, Inc. and consisted of both the amortization of an up front payment and the reimbursement of certain development costs. The revenues for the nine-month period ending September 30, 2000 included the Fujisawa revenues plus a $2.0 million milestone payment from our partner, Biogen Inc., which released it in connection with its completion of a Phase II trial of CVT-124 and its decision to continue with the adenosine A1 receptor antagonist program.

    Research and Development Expenses. Research and development expenses increased to $10.0 million for the quarter ended September 30, 2000, compared to $5.5 million for the quarter ended September 30, 1999. Research and development expenses increased to $26.0 million for the nine-month period ended September 30, 2000, compared to $14.2 million for the nine-month period ended September 30, 1999. The increases for both the three- and the nine-month periods ended September 30, 2000, compared to the same periods in 1999, were primarily due to greater external costs associated with ranolazine and CVT-510 clinical trials in addition to hiring additional employees to provide support for an increased level of activity in our research, development and clinical programs. We expect research and development expenses to continue to increase in the future as we further expand product development efforts and clinical trials.

    General and Administrative Expenses. General and administrative expenses increased to $2.4 million for the quarter ended September 30, 2000, compared to $947,000 for the quarter ended September 30, 1999. General and administrative expenses increased to $5.5 million for the nine-month period ended September 30, 2000, compared to $3.3 million for the nine-month period ended September 30, 1999. The increases for both the three- and the nine-month periods ended September 30, 2000, compared to the same periods in 1999, were due primarily to greater use of outside consultants for general business matters. We expect general and administrative expenses to continue to increase in the future in line with our research, development and commercialization activities.

    Interest Income. Interest income increased to $4.5 million for the quarter ended September 30, 2000, compared to $482,000 for the quarter ended September 30, 1999. Interest income increased to $10.8 million for the nine-month period ended September 30, 2000, compared to $1.6 million for the nine-month period ended September 30, 1999. The increases for both the three- and the nine-month periods ended September 30, 2000, compared to the same periods in 1999, were due to higher average investment balances as the result of our follow-on offering in October 1999 and the sale of convertible subordinated notes in March 2000. We expect that interest income will fluctuate with average investment balances and market interest rates.

    Interest and Other Expense.   Interest and other expense increased to
$2.8 million for the quarter ended September 30, 2000, compared to $213,000 for the quarter ended September 30, 1999. Interest and other expense increased to $6.4 million for the nine-month period ended September 30, 2000, compared to $696,000 for the nine-month period ended September 30, 1999. The increases for both the three- and the nine-month periods ended September 30, 2000, compared to the same periods in 1999, were due to interest expense related to the convertible subordinated notes issued in March 2000. Quarterly interest expense on the convertible subordinated notes is $2.3 million. We expect that other interest expense will fluctuate with average debt and loan balances.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. In January 1998, we completed a follow-on public offering and raised net proceeds of approximately $19.6 million. In December 1998, we drew down $4.5 million under a general purpose loan facility with Biogen. In May 1999, we entered into a sales and marketing services agreement with Innovex Inc. pursuant to which Innovex's parent, Quintiles Transnational Corp., purchased 1,043,705 shares of our common stock for a total investment of $5.0 million. In addition, we entered into two promissory notes with Quintiles. The first promissory note in the amount of $10.0 million may be drawn down by us upon filing a New Drug Application for ranolazine. The second promissory note shall be for a cash amount to be determined after commercial launch of ranolazine. Both notes are convertible into shares of common stock at the option of Quintiles upon certain events. In October 1999, we completed a follow-on public offering and raised net proceeds of approximately $64.3 million. In March 2000, we entered into a purchase agreement pursuant to which we sold to certain initial purchasers $196.3 million in aggregate principal amount of convertible subordinated notes. The offering of the notes was made to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Interest on the notes will accrue at a rate of 4.75% per year, subject to adjustment in certain circumstances. The notes will mature on March 7, 2007 and are convertible into shares of our common stock at a conversion price of $63.84 per share, subject to adjustment in certain circumstances. We may, at our option, redeem the notes at any time after March 7, 2003 or earlier if our stock price reaches certain defined levels. In July 2000 we entered into a collaboration with Fujisawa Healthcare, Inc.
(FHI) to develop and market second generation pharmacologic cardiac stress agents. Under this agreement we received $10.0 million from FHI consisting of an up front payment, the prepayment of a development milestone and the purchase of our common stock. In August 2000, we drew down an additional $4.5 million under a general purpose loan facility with Biogen. As of September 30, 2000, the outstanding balance under this note was $9.0 million. Interest on this note is payable at prime plus one and one-half percent (1.5%), or 11.00% at September 30, 2000, payable annually, in arrears, each March 10th. In July 2000, we received a financing commitment from Acqua Wellington North American Equities Fund, Ltd. to purchase up to $120 million of our common stock through November 2002. As of September 30, 2000 we have issued shares representing $10.0 million under this commitment.

    Cash, cash equivalents and marketable securities at September 30, 2000 totaled $281.7 million compared to $91.3 million at December 31, 1999. The increase was due to the sale of $196.3 million in aggregate principal amount of convertible subordinated notes plus $15.9 million raised through the issuance of common stock offset by $21.4 million used to fund operations.

    Net cash used in operations was $14.7 million for both the nine months ended September 30, 2000 and for the nine months ended September 30, 1999. Net cash used in operations remained the same even though our net loss increased to $24.6 million compared to $16.6 million for the corresponding periods. The $8.0 million increase in net loss was offset by a $5.9 million increase in deferred revenue and a $2.6 million increase in accrued and other liabilities.

    We may require substantial additional funding in order to complete our research and development activities and commercialize any potential products. We currently estimate that our existing resources and projected interest income, including the proceeds from our recently completed offering of convertible subordinated notes and common stock financing, will enable us to maintain our current and planned operations for at least the next 24 months. However, we cannot assure you that we will not require additional funding prior to then or that additional financing will be available on acceptable terms or at all.

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

    Since our inception in 1990, we have dedicated substantially all of our resources to research and development. We do not have any marketed products, and we have not generated any product revenue. Because all of our potential products are in research, preclinical or clinical development, we will not realize product revenues for at least several years, if at all.

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

    For example, our first Phase III clinical trial of ranolazine, called Monotherapy Assessment of Ranolazine In Stable Angina or MARISA, had challenging enrollment criteria. These criteria required patients who suffer from angina to stop taking all of their other anti-anginal medications and receive only placebo during segments of the clinical trial. This meant that they received no medication to treat their angina when they received placebo. Given the difficulty of identifying patients willing to completely stop taking anti-anginal medications, enrollment for this trial was slower than anticipated. We cannot assure you that enrollment for the second Phase III trial for ranolazine, called Combination Assessment of Ranolazine In Stable Angina or CARISA, will not also be delayed.

    In addition, data obtained from preclinical and clinical activities are susceptible to different interpretations, which could delay, limit or prevent regulatory approval. Delays or rejections may be based upon many factors, including changes in regulatory policy during the period of product development. For example, the initial clinical trials with ranolazine used a different formulation of ranolazine than we used in the MARISA trials and we are using in the CARISA trial. This means that the NDA will contain data from trials using two different formulations and is subject to interpretation by the FDA. An unfavorable interpretation could result in actions by the FDA that would delay potential approval. We may be unable to maintain our proposed schedules for IND applications and clinical protocol submissions to the FDA, initiations of clinical trials and completions of clinical trials as a result of FDA reviews or complications that may arise in any phase of the clinical trial program.

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

    We currently have no sales, marketing or distribution capability. As a result, we depend on collaborations with third parties, such as Innovex, a subsidiary of Quintiles Transnational Corp., Biogen Inc. and Fujisawa Healthcare, Inc., which have established distribution systems and direct sales forces. For instance, we have entered into a sales and marketing services agreement with Innovex with respect to ranolazine. Innovex will market and sell ranolazine in the United States using a dedicated sales force if and when FDA approval to market ranolazine has been granted. Commercialization of ranolazine depends on Innovex to perform their contractual obligations. Their failure to do so would adversely affect commercialization of ranolazine. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little control. In addition, Biogen is responsible for establishing marketing and sales activities for any product that results from the AdentriTM program and Fujisawa is responsible for establishing marketing and sales activities for CVT-3146.

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

    Under our collaborative arrangements, we or our collaborative partners may also have to meet performance milestones. If we fail to meet our obligations under our collaborative arrangements, our collaborators could terminate their arrangements or we could lose rights to the compounds under development. For example, under our agreement with Innovex, we are required to launch the product by a specific date. If we fail to reach this milestone, Innovex will no longer be obligated to provide sales and marketing services for ranolazine. Under our agreement with Biogen, in order for us to receive development milestone payments, Biogen must meet development milestones. Under our license agreement with Syntex U.S.A., Inc., a subsidiary of Roche, for ranolazine, we are required to make milestone payments to Syntex following FDA approval of ranolazine and following regulatory approval of ranolazine in Europe. These payments are due no later than March 31, 2005 and March 31, 2006, respectively. Under our agreement with Fujisawa, we are responsible for development activities and must meet development milestones in order to receive development milestone payments.

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

    WE EXPECT TO CONTINUE TO OPERATE AT A LOSS AND MAY NEVER ACHIEVE PROFITABILITY.

    We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research and development activities. We have generated no product revenues. As of September 30, 2000, we had an accumulated deficit of $117.3 million. The process of developing our products requires significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future.

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

    For example, we have entered into an agreement with a third party manufacturer for clinical scale production of an amount of ranolazine's active pharmaceutical ingredient that we believe will be sufficient to support the remainder of the Phase III clinical program. We cannot be certain that we will be able to enter into an agreement for the commercial scale manufacture of the active ingredient in ranolazine. If we are unable to do so, our commercial launch of ranolazine may be delayed. We have entered into an agreement with a third party manufacturer for clinical scale production of ranolazine tablets sufficient to support the remainder of the Phase III clinical program and are negotiating with them for registration and commercialization supply of ranolazine tablets. If we are unable to negotiate an agreement to supply ranolazine tablets for registration and commercialization, commercial launch of ranolazine may be delayed. In addition, because we have used various manufacturers for ranolazine in different clinical trials prior to FDA approval of ranolazine, we will be required to demonstrate to the FDA's satisfaction the bioequivalence of the multiple sources of ranolazine used in our clinical trials and their bioequivalence to the product to be commercially supplied.

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

    THE MARKET PRICE OF OUR STOCK MAY CONTINUE TO BE HIGHLY VOLATILE.

    Within the last 12 months, our common stock has traded between $11.88 and $88.31. The market price of the shares of common stock for our company has been and may continue to be highly volatile. Announcements may have a significant impact on the market price of our common stock. These announcements may include:

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

    Furthermore, in February 1999, the board of directors enacted anti-takeover provisions, including a stockholder rights plan and authorized severance agreements in the event of a change of control for key executives. The Board of Directors amended the stockholders rights plan in July 2000 while maintaining it in effect.

ITEM 3. MARKET RISK

    Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. As of September 30, 2000, no significant changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 1999.

                         PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits required by Item 601 of Regulation S-K

     EXHIBIT NUMBER                            DESCRIPTION

         10.81                             Executive Severance
                                           Benefits Agreement
                                           between the Company and
                                           David McCaleb dated
                                           October 15, 1999

         10.82                             Stock Purchase Agreement
                                           between the Company and
                                           Fujisawa Healthcare, Inc.
                                           dated as of July 10, 2000

         10.83*                            Collaboration and License
                                           Agreement between the
                                           Company and Fujisawa
                                           Healthcare, Inc. dated as
                                           of July 10, 2000

         10.84                             Executive Severance
                                           Benefits Agreement
                                           between the Company and
                                           Tricia Borga Suvari dated
                                           August 31, 2000

         27                                Financial Data Schedule

            * Confidential treatment is being sought for portions of this exhibit. Brackets indicate portions of the text have been omitted. A separate filing of such omitted text has been made with the Commission as part of the Company's application for confidential treatment.


    (b)     Reports on Form 8-K
            None

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                           CV THERAPEUTICS, INC.

Date: November 6, 2000               By: /s/ LOUIS G. LANGE, M.D., PH.D.
                                             Louis G. Lange, M.D., Ph.D.
                                 Chairman of the Board & Chief Executive Officer
                                          (Principal Executive Officer)


Date: November 6, 2000               By: /s/ DANIEL K. SPIEGELMAN
                                             Daniel K. Spiegelman
                                            Chief Financial Officer
                                   (Principal Financial and Accounting Officer)