Form 10-K
period 2000-12-31
CV THERAPEUTICS INC
filed 2001-03-30
CIK 921506

================================================================================

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

                              ------------------------

                                      FORM 10-K

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000.

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market was $697,508,998 as of February 28, 2001.

      The number of shares of Common Stock outstanding as of February 28, 2001 was 19,734,867.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement in connection with the Registrant's Annual Meeting of Stockholders are incorporated herein by reference into Part III of this report.

================================================================================

                                     PART I

Item 1. Business

Overview

      CV Therapeutics is a biopharmaceutical company engaged in the discovery and development of new small molecule drugs to treat cardiovascular disease, the leading cause of death in the United States. We currently are conducting clinical trials for three of our drug candidates. Ranolazine, the first in a new class of compounds known as partial fatty acid oxidation (pFOX) inhibitors, is in Phase III clinical trials for the potential treatment of chronic angina. CVT-510, an A1 adenosine receptor agonist, is in Phase II clinical trials for the potential treatment of atrial arrhythmias. CVT-3146, an A2A adenosine receptor agonist, is in Phase I clinical trials for the potential use as an adjunctive pharmacologic agent in cardiac perfusion imaging studies. In addition, we have several research and preclinical development programs designed to bring additional drug candidates into human clinical testing.

Ranolazine for the potential treatment of chronic angina

      Ranolazine, a potential treatment for chronic angina, is currently in its second Phase III trial. Angina is the heart pain, often quite debilitating, that results from a shortage of oxygen-rich blood available to the heart relative to the oxygen required for the amount of work the heart needs to do. For many patients, this oxygen shortage occurs even when their hearts only need to do the minimal work necessary to support routine activities such as climbing stairs or carrying groceries from the car. Typically, this oxygen shortage is the result of obstructions in the coronary arteries that prevent proper circulation of oxygen-rich blood. According to the American Heart Association, there were approximately 7.2 million patients in the United States in 1998 who suffered from angina.

      The key to treating angina is to bring the heart's need for oxygen into balance with its available supply. Current pharmaceutical therapies, such as beta blockers, calcium channel blockers and long-acting nitrates, all achieve this result by forcing a reduction in the demand for oxygen by a lowering in one or more of heart rate, blood pressure or the strength of contraction of the heart muscle. Patients on these therapies may be unable to tolerate further reductions in the heart rate, blood pressure and the strength of contraction, and therefore, current therapies may prove unsatisfactory.

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

      In August 1999, we announced initial results from the first of two planned Phase III trials of ranolazine, our anti-anginal drug candidate. The results of the trial, called Monotherapy Assessment of Ranolazine in Stable Angina, or MARISA, indicated increases in patients' treadmill exercise duration compared to placebo, the primary endpoint for this trial. These results were statistically significant at the 99.5% or greater level, or what is commonly referred to as p
< 0.005. This means that, applying widely-used statistical methods, the chance that these results could have occurred by accident is less than 1 in 200.

      We are currently conducting the second of the two planned Phase III trials, called Combination Assessment of Ranolazine in Stable Angina, or CARISA. Should results of this trial be consistent with the results we found in the MARISA trial, we intend to file a New Drug Application (NDA) with the United States Food and Drug Administration seeking approval to market ranolazine for chronic angina.

      In January 2001 we announced that we completed enrollment of the originally planned 462 patients in the CARISA trial and that we also planned on enrolling an additional 186 patients based on the results of a blinded interim assessment. This interim assessment, which was pre-specified in the protocol, evaluated the statistical variance of the primary endpoint, treadmill times, in a "blinded" fashion but did not assess the efficacy of ranolazine compared to placebo. The protocol-specified interim assessment dictated enrollment of an additional 186 patients.

      We have entered into a sales and marketing agreement with Innovex Inc., a subsidiary of Quintiles Transnational Corp. Under this agreement, if the United States Food & Drug Administration (FDA) approves ranolazine for sale in the United States, Innovex will hire and train a dedicated sales force for ranolazine and assist in funding marketing expenses for up to five years after approval. We will receive 100% of the revenues from sales of ranolazine. In turn, we will pay Innovex a fee that will not exceed 33% of those revenues in the first two years, and that will decline to a maximum of 25% by the fourth and fifth years. At the end of the five-year agreement, we can retain the sales force built by Innovex.

      In addition, we have initiated a Phase II clinical trial of ranolazine in patients with severe congestive heart failure (CHF). The goals of this study are to provide data in support of an NDA filing for ranolazine in angina, and to guide potential further development of ranolazine in patients with CHF.

CVT-510 for potential heart rate reduction during atrial arrhythmias

      CVT-510 is currently in phase II clinical trials for the potential acute control of heart rate during atrial arrhythmias. When a patient experiences an atrial arrhythmia, the heart beats too fast to accommodate effective pumping of blood throughout the body. According to hospital audit reports, atrial arrhythmias were involved in approximately 2.6 million hospital diagnoses in the United States in 1997.

      Current therapies to control heart rate during these episodes may entail a number of undesirable features. Digoxin may not work quickly enough. Beta blockers and calcium channel blockers may reduce blood pressure in patients whose blood pressure is already dangerously low due to the arrhythmia itself. Finally, Adenocard(R), the branded name of adenosine, also reduces blood pressure and may slow heart rate for too brief a time to be effective in treating many arrhythmias.

      CVT-510 is a new small molecule drug that we believe may address the shortcomings of current therapies. CVT-510 selectively stimulates the A1 adenosine receptor, which may slow heart rate. However, unlike Adenocard(R), CVT-510 does not stimulate the A2 adenosine receptor, which may lower blood pressure.

      In November 2000, at the annual meeting of the American Heart Association, we announced results from a Phase II trial of CVT-510, indicating that CVT-510 terminated a kind of atrial arrhythmia known as paroxysmal supraventricular tachycardia (PSVT), without adversely affecting blood pressure. Based on the results of this trial, we intend to initiate a Phase III clinical trial of CVT-510 in patients with PSVT. In addition, a Phase II trial of CVT-510 in patients with atrial fibrillation is currently ongoing.

CVT-3146 for potential use as an adjunctive pharmacologic agent in cardiac perfusion imaging studies

      CVT-3146 is currently in Phase I clinical trials for the potential use as an adjunctive pharmacologic agent in cardiac perfusion imaging studies. Cardiac perfusion imaging studies are used for the detection and characterization of coronary artery disease by identifying areas of insufficient blood flow in the heart. In 1997, approximately 5.2 million cardiac perfusion imaging studies were performed in the United States, of which 1.8 million were conducted using an adjunctive pharmacologic agent.

      In July 2000, we entered into a collaboration agreement with Fujisawa Healthcare, Inc. (FHI) to develop and market CVT-3146 in North America. We will be responsible for managing the CVT-3146 clinical development program. FHI will be responsible for selling and marketing CVT-3146 in North America and we will receive a royalty on sales of CVT-3146. In the United States FHI currently markets Adenoscan(R), the market leading pharmacologic cardiac stress-imaging agent.

Research and preclinical programs

      We also have a number of preclinical and research programs in the areas of adenosine receptor research, cardiac metabolism, atherosclerosis and cell cycle inhibition. In each of these programs, we are working to translate new molecular mechanisms into new pharmacology that will ultimately offer new hope and help for people with cardiovascular disease.

Cardiovascular Disease Background

      Cardiovascular disease is the leading cause of death in the United States, claiming almost one million lives in 1998. The American Heart Association estimated the total amount spent on cardiovascular medications in the United States in 1998 at $14.8 billion.

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

      Cardiovascular diseases, including atherosclerosis, which is the hardening of the arteries, hypertension, which is high blood pressure, and others, may cause permanent damage to the heart and blood vessels, leading to CHF, angina and myocardial infarction, or heart attack. In 1998, in the United States, there were 7.2 million patients with angina and 4.9 million patients with CHF. In 1997, there were 2.6 million hospital diagnoses of acute atrial arrhythmias in the United States. More than 20 years ago, drugs such as nitrates, beta blockers, calcium channel blockers and ACE inhibitors were developed to treat cardiovascular diseases. These drugs have contributed to an increase in the survival of patients who suffer from cardiovascular disease. However, these drugs also can cause a variety of undesirable side effects, including fatigue, depression, impotence, headaches, palpitations and edema. They also may lack effectiveness in various segments of the cardiovascular market. Molecular cardiology has provided new insight into the mechanisms underlying cardiovascular diseases, thus creating the opportunity for improved therapies.

Business Strategy

      The key elements of our business strategy are as follows:

      Identify and develop new drugs for the treatment of cardiovascular diseases-a single therapeutic area

      By being focused on one therapeutic area, cardiovascular disease, we believe that we can be relatively efficient in our drug discovery, development and commercialization efforts. Our concentrated focus on cardiovascular disease may add to our efficiency, including in the following areas:

      o Research-focus is on the molecular mechanisms of the cardiovascular system

      o     Regulatory-discussions are with the same FDA division

      o Clinical investigators-investigators in one trial are candidates for future trials

      o Consultants-thought leaders are tapped for numerous internal programs

      o Clinical need-key employees are experienced in cardiovascular and/or clinical science

      o Sales force efficiency-detailing is to the same cardiologists and other prescribing doctors

      Focus on small molecule drug candidates

      Small molecule therapeutics can frequently be administered orally on an outpatient basis. By contrast, to date, "large molecule" therapeutics, such as proteins or monoclonal antibodies, can very rarely be formulated to accommodate oral outpatient administration. In addition, our emphasis on small molecule therapeutics means that our drug candidates can be produced by conventional pharmaceutical manufacturing methods, by using the outside production capabilities of the established contract pharmaceutical manufacturing industry.

      Commercialize products, in part, through a concentrated marketing effort targeted to cardiologists

      A focused commercialization effort can provide marketing cost efficiencies. Patients that have severe cardiovascular conditions are generally treated by cardiologists. In 1998, there were approximately 20,000 cardiologists in the United States. Cardiologists are generally concentrated in metropolitan communities near major medical centers. We believe that this relatively small number of subspecialists is responsible for a significant portion of the patient visits associated with prescriptions written for severe cardiovascular conditions. These market dynamics make it possible to approach the sales of the drugs in our pipeline with a focused sales force, like the one to be provided for ranolazine through our sales and marketing services agreement with Innovex, Inc.

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

Product Portfolio

      We have the following portfolio of product candidates:

                                                                        Development
Product            Target                   Indication(s)                  Status
-------            ------                   -------------               -----------
Ranolazine  Fatty acid oxidation        Angina                           Phase III
            inhibition
                                        Congestive heart failure         Phase II
CVT-510     A1 adenosine receptor in    Acute heart rate control during  Phase II
            the heart                   atrial arrhythmias

CVT-3146    A2A adenosine receptor in   Cardiac imaging                  Phase I
            the heart
Adentri TM                              Congestive heart failure         Preclinical
            A1 adenosine receptor in
            the kidney
CVT-2759    A1 adenosine receptor in    Chronic heart rate control       Preclinical
            the heart                   during atrial arrhythmias
CVT-3833    Fatty acid oxidation        Angina/CHF                       Preclinical
            inhibition
CVT-2584    Inhibition of cell cycle    Vascular stenosis                Preclinical
            enzyme CDK2
CVT-3634    Adenosine receptor          Vascular disease                 Preclinical
Cholesterol Tangier disease gene/HDL    Atherosclerosis                  Research
Transport   elevation

      In the table, under the heading "Development Status," "Phase III" indicates evaluation of clinical efficacy and safety within an expanded patient population at geographically dispersed clinical trial sites. "Phase II" indicates safety testing and initial efficacy testing in healthy volunteers and/or a limited patient population. "Phase I" indicates initial safety testing in healthy volunteers and a limited patient population. "Preclinical" indicates lead compound selected for possible development which meets predetermined criteria for potency, specificity, manufacturability, toxicity and pharmacologic activity in animal and/or in vitro models. "Research" indicates lead candidate being tested against predetermined criteria.

Ranolazine

      Ranolazine is a novel small molecule for the potential treatment of angina. Research indicates that ranolazine may cause a partial shift in the source of energy for the heart from fatty acid toward glucose, which is a more oxygen efficient source of energy. We are developing ranolazine to potentially treat angina because we believe ranolazine may significantly improve exercise tolerance, the standard clinical measurement for angina treatment. However, unlike current anti-anginal medicines, ranolazine may allow blood pressure and heart rate to remain essentially unchanged, and as a result, may have an improved tolerability profile compared to currently available therapies. We licensed exclusive rights to ranolazine in the United States and specified foreign territories for use in cardiovascular indications, including angina, from Syntex (U.S.A.), Inc. in March 1996.

      Potential Indication-Angina

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

      Current Approaches to Angina Treatment

      Currently available drugs to treat angina include beta blockers, calcium channel blockers and long-acting nitrates. These drugs treat angina by decreasing the heart's demand for oxygen by reducing the work it is asked to perform. These drugs work by lowering heart rate, blood pressure and/or the strength of the heart's contraction. These hemodynamic effects can limit or prevent the use of currently available drugs in patients whose blood pressure or cardiac function is already decreased. These effects can be particularly pronounced when these drugs are used in combination. Additional adverse effects include lower extremity edema associated with calcium channel blockers, impotence and depression associated with beta blockers and headaches associated with nitrates. Consequently, for some patients, presently available medical treatment may not provide relief of angina without unacceptable effects.

      pFOX Inhibition-A Potential New Approach by Ranolazine

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

      Research indicates that ranolazine may cause such a partial shift and may be a partial fatty acid oxidation, or pFOX, inhibitor. Specifically, ranolazine may cause a partial, and reversible, inhibition of fatty acid oxidation during conditions of a shortage of oxygen. Inhibition of fatty acid oxidation results in a shift to more glucose oxidation, which produces more energy per unit of available oxygen. Such an improvement in cardiac efficiency could contribute to a treatment for angina by reducing the imbalance between oxygen demand and oxygen supply.

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

      The following table sets forth the mechanisms and effects of ranolazine and anti-anginal drugs.

                           Heart             Blood       Mechanism
                           Rate             Pressure

Ranolazine:                 --                 --        Improves oxygen
pFOX Inhibitor                                           metabolism

Beta                         9                 9         Decreased
Blockers                                                 pump function

Calcium                      9                 9         Decreased
Channel                                                  pump function,

Blockers                                                 vasodilation

Long-Acting                  8                 9         Vasodilation
Nitrates

      For the above table, the data and the reflected mechanism of action indicated for ranolazine is based on clinical trials to date. Unlike beta blockers, calcium channel blockers and long-acting nitrates, ranolazine has not yet been approved by the FDA as safe or effective, and clinical trials are currently underway to confirm this hypothesis.

Ranolazine Clinical Trial Status

      We are currently conducting a pivotal Phase III clinical trial, Combination Assessment of Ranolazine in Stable Angina, or CARISA. The CARISA trial is a randomized, double-blind, placebo controlled trial of ranolazine used in combination with other anti-anginal drugs in approximately 648 patients. Should results of this trial be consistent with the results we found in the first Phase III trial, we intend to submit a New Drug Application, or NDA, to the United States Food and Drug Administration, seeking approval to market ranolazine for chronic angina.

      In January 2001, we announced that we completed enrollment of the originally planned 462 patients in the CARISA trial and that we also planned on enrolling an additional 186 patients based on the results of a blinded interim assessment. This interim assessment, which was pre-specified in the protocol, evaluated the statistical variance of the primary endpoint, treadmill times, in a blinded fashion, but did not assess the efficacy of ranolazine compared to placebo. The protocol-specified interim assessment dictated enrollment of an additional 186 patients.

      In addition, we have recently initiated a Phase II clinical trial of ranolazine in patients with congestive heart failure (CHF). This multicenter trial is a randomized, double-blind placebo-controlled trial of orally administered sustained release ranolazine in patients with New York Heart Association Class III or IV CHF. The study is designed to evaluate the pharmacokinetics, safety and tolerability of ranolazine in patients with severe CHF, to support an NDA for ranolazine in chronic angina. In addition, we will use this study to evaluate pilot efficacy endpoints in CHF, which will guide us on how we may study ranolazine for the treatment of CHF in the future.

      In August 1999, we completed our Monotherapy Assessment of Ranolazine In Stable Angina, or MARISA trial. MARISA was a randomized, double-blind, placebo-controlled trial of a sustained release formulation of ranolazine used in patients who were not receiving other anti-anginal drugs. Patients were evaluated by treadmill exercise testing during treatment with placebo and each of three doses of ranolazine, 500mg twice daily, 1000mg twice daily, and 1500mg twice daily. The results of the trial are summarized below:

      o The MARISA primary endpoint was treadmill exercise duration approximately 12 hours after the previous dose and just before the next dose. At this time, ranolazine plasma concentrations are at their lowest point during the dosing cycle, or at trough. Data from 175 patients appear to show that compared to placebo, ranolazine taken twice a day increased exercise duration at trough plasma concentrations, at all three active doses studied. These results were statistically significant at the 99.5% or greater level, or what is commonly referred to as p < 0.005. This means that, applying widely used statistical methods, the chance that these results could have occurred by accident is less than 1 in 200.

      o Key secondary endpoints, exercise time to onset of angina and exercise time to the electrocardiographic appearance of ischemia were increased at all three ranolazine doses studied compared to placebo. These results were statistically significant at the 99.5% or greater level, or p < 0.005.

      o The lack of clinically relevant hemodynamic effects was consistent with results observed in prior clinical trials of a different formulation of ranolazine. While increases in exercise duration were observed, ranolazine had no clinically meaningful impact on heart rate or blood pressure, either at rest or following exercise.

      o Adverse events, including dizziness, asthenia or weakness, and nausea, and the electrocardiographic changes observed in this trial, were consistent with those observed in prior trials of a different formulation of ranolazine. Adverse event frequency increased as dose increased.

      Three Phase II trials completed by Syntex prior to 1994 indicated that an immediate release formulation of ranolazine increased, with p < 0.05, the exercise duration of angina patients during exercise testing at peak dosage levels, compared to placebo. This result was observed both when ranolazine was given alone and in combination with beta blockers or calcium channel blockers. In these trials, ranolazine was administered on a three times daily schedule. To achieve a more commercially attractive product with a twice-daily dosing schedule, Syntex developed a sustained release formulation of ranolazine, which we are testing in our Phase III clinical trials. To date, ranolazine has been tested in more than 2,300 patients and volunteers.

      Commercialization of Ranolazine

      In May 1999, we entered into a sales and marketing alliance with Innovex, Inc., a subsidiary of Quintiles Transnational Corp. Under this agreement, if ranolazine is approved for sale in the United States by the FDA, Innovex will hire and train a dedicated sales force for ranolazine and assist in funding marketing expenses for up to five years after launch. We will receive 100% of the revenues of ranolazine, and we will pay Innovex a fee that will not exceed 33% of those revenues in the first two years that will decline to a maximum of 25% by the fourth and fifth years. Further, in exchange for giving us the option to retain this trained sales force at the end of the contract, Innovex will receive a royalty on sales of 7% in the sixth and 4% in the seventh years after launch. Innovex provides sales and marketing services to the pharmaceutical industry worldwide.

CVT-510

      We are developing CVT-510 for the potential acute control of heart rate during atrial arrhythmias. Atrial arrhythmias are abnormally rapid heart rates, and include the conditions of atrial fibrillation, atrial flutter and paroxysmal supraventricular tachycardias (PSVT). CVT-510 is an A1 adenosine receptor agonist which may act selectively on the conduction system of the heart to slow electrical impulses. CVT-510 may offer a new approach to rapid and sustained control of acute atrial arrhythmias by reducing heart rate without lowering blood pressure. We have completed a Phase II trial of CVT-510 in patients with PSVT and we are currently conducting a Phase II trial of CVT-510 in patients with atrial fibrillation.

      Potential Indication-Acute Heart Rate Control During Atrial Arrhythmias

      Atrial arrhythmias occur when the atria of the heart beat rapidly, or uncontrollably, sending multiple electrical impulses to the ventricles of the heart. An excessive increase in ventricular rate reduces the heart's cardiac output due to inadequate filling and emptying of the left ventricle. Potentially damaging consequences include low blood pressure and damage to the brain, heart and other vital organs, therefore, these rhythm disturbances often require immediate treatment. Prompt slowing of the heart rate is the goal of therapy. Because of the need to treat patients quickly, intravenous therapies allow for rapid stabilization of the patient while the underlying condition is treated.

      In the United States, atrial arrhythmias are involved in approximately 2.6 million hospital diagnoses annually. Atrial arrhythmias are a major complication of heart attacks, heart failure and cardiac surgery. The acute treatment of atrial arrhythmias involves slowing the heart rate. Later, when the heart rate is controlled, additional steps can be taken to reverse the abnormal electrical activity in the atria which underlie these arrhythmias.

      Current Approaches to Acute Heart Rate Control During Atrial Arrhythmias

      Current medical therapies, which include digitalis, calcium channel blockers, beta blockers and Adenocard(R), aim to slow the heart to a normal rate but have significant limitations in the acute care setting. Digitalis is effective in controlling heart rate, but requires a long time to take effect. This can be dangerous in patients whose condition requires prompt heart rate control to restore normal cardiac output. Calcium channel blockers, beta blockers and Adenocard(R) act quickly but are themselves associated with reductions in blood pressure and depressed cardiac function. These drugs could potentially exacerbate the condition of patients already experiencing cardiac dysfunction as a complication of the arrhythmia. Furthermore, the effect of Adenocard(R) persists only for a few seconds, and as a result, this product is not indicated for treatment in patients with atrial fibrillation or flutter.

      Cardiac Conduction System

      During an atrial arrhythmia, the atria of the heart beat too rapidly, sending excessive electrical impulses to the ventricles of the heart. These electrical impulses are initiated at a set of specialized cells in the atria, known as the sinus node, and then run to another set of specialized cells known as the atrio-ventricular (AV) node. It is this AV node which controls the transmission of the electrical impulses to the ventricles. Since the rate at which electrical impulses pass through the AV node determines ventricular heart rate, slowing AV nodal transmission will result in a reduction in ventricular heart rate. Since ventricular rate is a primary determinant of cardiac output, prompt slowing of rapid AV nodal conduction is one treatment approach to slowing the abnormally rapid heart rate of an atrial arrhythmia.

      Potential Treatment by CVT-510

      CVT-510 is designed to selectively stimulate the A1 adenosine receptor. Stimulation of the A1 adenosine receptor in the AV node slows the speed of electrical conduction across the AV node, which in turn reduces the number of electrical impulses that reach the ventricle. Stimulation of the A2 adenosine receptor may lower blood pressure. Since CVT-510 may selectively stimulate the A1 adenosine receptor without significantly stimulating the A2 adenosine receptor, it may be possible to use CVT-510 to intervene immediately in the arrhythmia process without the unwanted effect of lowering blood pressure. CVT-510 may offer cardiac patients and clinicians alternatives to current therapies that are either relatively slow to act or reduce blood pressure.

      CVT-510 Clinical Trial Status

      In November 2000, at the annual meeting of the American Heart Association, we announced results from a Phase II trial of CVT-510 indicating that CVT-510 terminated paroxysmal supraventricular tachycardia (PSVT) without adversely affecting blood pressure. In this open-label, dose escalation study, CVT-510 was given as one or two bolus injections at least two minutes apart to 37 patients with inducable PSVT undergoing electrolphysiological study. The results indicated that in 32 of 37 patients, or 86%, the PSVT was terminated and normal sinus rhythm was restored. CVT-510 was well tolerated in these patients with no adverse effects on blood pressure, and no high-grade AV block or other serious adverse events were observed. Based on the results of this trial, we intend on initiating a Phase III clinical trial of CVT-510 in patients with PSVT. We are conducting a second Phase II trial of CVT-510 in patients with atrial arrhythmias.

CVT-3146

      We are developing CVT-3146 for the potential use as an adjunctive pharmacologic agent in cardiac perfusion imaging studies. Cardiac perfusion imaging studies are used for the detection and characterization of coronary artery disease, by identifying areas of insufficient blood flow in the heart. Some of these studies are conducted using pharmacologic agents. CVT-3146 is an A2A adenosine receptor agonist which may act selectively on the heart to cause coronary vasoldilation and thus increase coronary blood flow. Therefore, CVT-3146 may provide doctors with an alternative agent for cardiac perfusion imaging studies without unwanted side effects. We have entered into a collaboration with Fujisawa Healthcare to develop and market CVT-3146 in North America. We are currently conducting a Phase I trial to assess the safety and tolerability of CVT-3146.

      Potential Indication-An Adjunctive Pharmacologic Agent in Cardiac Perfusion Imaging Studies

      Cardiac perfusion imaging studies are used for the detection and characterization of coronary artery disease by identifying areas of insufficient blood flow in the heart. During these tests, the heart is subjected to a period of stress to stimulate maximal blood flow. Myocardial perfusion is measured during stress and compared to when patients are at rest. Areas of relatively poor perfusion during stress as compared to rest indicates which areas of the heart may be affected by narrowed coronary arteries.

      To stress the heart sufficiently to perform the test, many patients exercise on a treadmill. However, more than a third of the patients who take the test are unable to exercise adequately because of medical conditions such as peripheral vascular disease or arthritis. For those patients, a pharmacologic agent that temporarily increases coronary blood flow is used to mimic the increase in blood flow caused by exercise. In 1997, approximately 5.2 million cardiac perfusion imaging studies were performed in the United States, of which
1.8 million were conducted using a pharmacologic agent.

      Current Approaches to Increasing Coronary Blood Flow During Cardiac Imaging Studies

      Current pharmacologic therapies used in cardiac imaging testing are dipyridamole and Adenoscan(R), the brand name for adenosine. Adenoscan(R) is used for cardiac imaging because it is the naturally occurring agent that causes coronary vasodilation and it has a short half-life. However, because Adenoscan(R) activates all four receptor subtypes, it can cause many side effects. Chief among these are flushing, dyspnea and headache. Adenoscan(R) is also contraindicated in asthma patients. Another current cardiac imaging agent, dipyridamole, is known to increase levels of adenosine by inhibiting its transport into cells. Due to its longer half-life, coronary vasodilation persists for long periods of time, and therefore, patients must be closely monitored at the completion of the test. In addition, one of the main side effects of dipryridamole is dizziness.

      Potential Treatment by CVT-3146

      CVT-3146 has been designed to selectively activate the A2A adenosine receptor in the heart, in order to elicit the coronary vasodilation response while avoiding many of the side effects of Adenoscan(R) or dipyridamole.

      CVT-3146 Clinical Trial Status

      In November 2000, we initiated a randomized, double-blind, placebo-controlled Phase I trial of CVT-3146 in healthy volunteers. The goal of the trial is to assess the safety and tolerability of CVT-3146.

Adentri(TM) Program

      Patients with congestive heart failure (CHF) have limited heart pumping function, and the corresponding reduction in blood flow impairs the kidney's ability to clear fluid wastes from the body. Current therapies for CHF tend to negatively impact other activities of the kidneys. Preclinical studies and clinical trials indicate that A1 adenosine receptor antagonists may increase the kidney's ability to clear fluid wastes without decreasing other functions of the kidneys. Thus, we believe that A1 adenosine receptor antagonists have the potential to be a new therapy for the treatment of CHF.

      In March 1997, we licensed the rights to our A1 adenosine receptor antagonist technology, patents and compounds, including CVT-124, to Biogen, Inc. Collectively, Biogen's efforts in this area are referred to as the AdentriTM program. As a result of the agreements we signed, Biogen has an exclusive worldwide license to develop, manufacture and commercialize CVT-124 and any other A1 adenosine receptor antagonists developed either by Biogen or us based on our patents or our technology. As long as Biogen retains its license for our A1 adenosine receptor antagonist technology and patents, Biogen is responsible for funding all development and commercialization expenses related to these compounds.

      In February 2000, Biogen announced that it had successfully completed a Phase II trial of CVT-124 in patients with moderate-to-severe CHF. However, Biogen also announced its intention to continue the AdentriTM program with a new molecule that is currently in preclinical studies.

      Potential Indication-Congestive Heart Failure

      CHF occurs when the heart muscle is weakened by disease so it cannot adequately pump blood throughout the body. As a result of this pump failure, fluid accumulates throughout the body, including in the lungs. This results in shortness of breath. Fluid also accumulates in the body because of adaptations by the kidneys during CHF.

      Approximately 4.9 million people in the United States in 1998 suffered from CHF and an estimated 400,000 new cases arise each year. Approximately 875,000 patients in 1995 were hospitalized in the United States with a primary diagnosis of CHF. CHF is the leading cause of hospital admissions among patients over 65.

      Current Approaches to Treating Congestive Heart Failure

      Current treatment of CHF consists of therapy designed to improve the pumping function of the heart combined with the administration of diuretics to eliminate excess sodium and water from the body by blocking reabsorption in the kidneys. However, current diuretic therapies such as furosemide, thiazides and spironolactone become less effective over time as the disease progresses. Approximately one quarter of hospitalized CHF patients are resistant to current intravenous diuretic therapies. The dosage of the most commonly prescribed diuretics for CHF are often increased as the disease progresses, which can be associated with toxic side effects. One such side effect is potassium loss, which may lead to an increased incidence of cardiac arrhythmias if potassium is not monitored and replaced, and another is a decline in kidney function.

      Potential Treatment by A1 Adenosine Receptor Antagonists

      An A1 adenosine receptor antagonist blocks the action of the A1 adenosine receptors. Since the A1 adenosine receptor plays an important role in the kidneys to cause the kidneys to retain sodium and fluids, blocking the action of this receptor may reduce the amount of fluid that the kidneys retain.

      Clinical Trial Experience

      In Phase I and Phase II trials, CVT-124 appeared to be generally well tolerated and produced increases in urine, sodium and chloride excretion compared to placebo. This was observed both in healthy volunteers and in moderately severe CHF patients. Moreover, trials to date indicated that CVT-124 may be able to treat fluid overload without an associated reduction in the filtration function of the kidneys. Furosemide, which is currently the most commonly used treatment for fluid overload caused by CHF, has been shown in prior trials to be associated with a reduction in the filtration function of the kidneys. In February 2000, Biogen announced it had successfully completed a placebo-controlled Phase II trial evaluating various doses of CVT-124 in comparison to and in combination with furosemide.

      Program Status

      In February 2000, Biogen announced its intention to continue the AdentriTM program with a new molecule that is currently in preclinical studies. Prior to initiating clinical studies with a new compound, Biogen will be required to complete its preclinical studies and to submit an IND to the FDA.

Preclinical Pipeline

      Our research and development team is creating new product opportunities through our expertise in molecular cardiology. We have preclinical research programs in the areas of:

      o     Adenosine Receptor Research
            - Cardiac conduction
            - Angiogenesis

      o     Metabolism
            - Cardiac energetics

      o     Atherosclerosis
            - Increase HDL, "the good cholesterol"

      o     Cell Cycle Inhibition

Adenosine Receptor Research

      Adenosine is a naturally occurring small molecule that is known to elicit pharmacological responses that tend to compensate for the imbalance in oxygen supply relative to demand that occurs when blood vessels are partially blocked by cardiovascular disease. Our adenosine receptor research program has discovered proprietary compounds that selectively elicit the desired effects of adenosine receptor stimulation for the treatment of certain electrical conductance disturbances, such as atrial arrhythmias, and to regulate the mechanisms of new blood vessel growths, or angiogenesis.

- Cardiac Conduction

      Electrical impulses within the heart muscle play a key role in causing the heart muscle to sequentially expand and then contract, which is required for the heart to pump blood throughout the body in a controlled rhythm. Failure of this electrical system to function properly will result in a poorly pumping heart, such as in atrial arrhythmias.

      We have discovered a series of novel, proprietary, orally bio-available, partial A1 adenosine receptor agonists, including CVT-2759, that selectively slow the electrical conductance in the heart to adjust the rate of a beating heart into the normal range. These compounds are similar to CVT-510, which is being developed for the acute care of atrial arrhythmias, but are targeted for the continued care of patients with chronic atrial arrhythmias.

- Angiogenesis

      Our scientists have led the effort to fully characterize the role of adenosine in the initiation, maintenance, and growth of new vessels in vascular beds that are deprived of oxygen due to cardiovascular disease. We have discovered the receptor that is responsible for regulation of the known mitogens such as vascular endothelial growth factor and fibroblast growth factor, and have discovered small molecule agonists and antagonists of this process. The goal of these programs, which includes compounds such as CVT-3634, is to harness this naturally occurring process for the potential treatment of peripheral vascular disease or aberrant angiogenesis that causes diabetic retinopathy and macular degeneration.

Metabolism

      In order for the heart to adequately pump blood, fuel in the form of fat, or fatty acids, and sugar, in the form of glucose, are metabolized with oxygen to yield ATP, water and carbon dioxide. When oxygen is in limited supply, for example when the vessels that feed the heart are blocked from atherosclerosis and cardiovascular disease, the normal utilization of glucose becomes impaired. This metabolic imbalance in favor of fatty acid oxidation (compared to glucose)can be partially restored by inhibiting fatty acid metabolism with a partial fatty acid oxidation (pFOX) inhibitor.

      The goals of our cardiac metabolism program are to further characterize the therapeutic potential of ranolazine in the treatment of indications other than angina, and to discover new, proprietary second generation ranolazine products. For example, in an animal model of congestive heart failure, ranolazine increased work output by the heart without increasing the consumption of oxygen. In other words, cardiac performance and cardiac efficiency were improved. We have also discovered several series of novel, proprietary pFOX inhibitors, including CVT-3833, that are potential second generation compounds to ranolazine.

Atherosclerosis

      The goal of our Tangier drug discovery program is to study the ways in which excess cholesterol is removed from the walls of blood vessels, in an effort to prevent or reverse the buildup of arterial plaques that cause heart attacks. Roughly half of heart attacks occur in patients with low levels of high density lipoproteins, known as the "good" form of cholesterol, or HDL. Patients with the genetic disorder called Tangier disease have virtually no HDL in their blood, and are at a greatly increased risk for developing cardiovascular disease. Our scientists have used a new strategy combining gene expression microarrays, and biochemical techniques to identify the gene that is defective in patients with Tangier disease. Having identified the gene that is responsible for the genetic disorder in Tangier disease patients, we have targeted this gene as part of a drug discovery program to identify novel, proprietary, small molecules that may increase HDL.

Cell Cycle Inhibition

      The goal of our cell cycle inhibition program is to develop new therapeutics that suppress abnormal cellular proliferation. Excessive proliferation of cardiovascular connective tissue cells or vascular smooth muscle cells cause the scarring and loss of function that is characteristic of chronic diseases of the heart, blood vessels and kidneys. As part of our drug discovery strategy, we have focused upon enzymes called cell cycle enzymes that regulate cellular proliferation. CVT-2584 is a new compound that selectively inhibits CDK2, a critical cell cycle enzyme. Animal studies with CVT-2584 have shown substantial reduction of blockages after vascular injury.

Collaborations and Licenses

      We have established, and intend to continue to establish, strategic partnerships to expedite development and commercialization of our drug candidates. For those programs with potential application outside of cardiovascular disease, we intend to identify additional corporate partners. In addition, we have licensed chemical compounds from academic collaborators and other companies. Our collaborations and licenses currently in effect include:

      University of Florida Research Foundation

      In June 1994, we entered into a license agreement with the University of Florida Research Foundation, Inc. under which we received exclusive worldwide rights to develop A1 adenosine receptor antagonists and agonists for the detection, prevention and treatment of human and animal diseases. In consideration for the license, we paid an initial license fee and are obligated to pay royalties based on net sales of products that utilize the licensed technology. Under this agreement, we must exercise commercially reasonable efforts to develop and commercialize one or more products covered by the licensed technology. In the event we fail to reach certain milestones under the agreement, the licensor may convert the exclusive license into a non-exclusive license. We sublicensed our rights under this license that relate to A1 adenosine receptor antagonists to Biogen in March 1997.

      Syntex

      In March 1996, we entered into a license agreement with Syntex (U.S.A.) Inc. to obtain United States and foreign patent rights to ranolazine for the treatment of angina and other cardiovascular indications. Pursuant to the agreement, Syntex provided quantities of the compound to us. The license agreement is exclusive and worldwide except for the following countries which Syntex has licensed exclusively to Kissei Pharmaceuticals, Ltd. of Japan: Japan, Korea, China, Taiwan, Hong Kong, the Philippines, Indonesia, Singapore, Thailand, Malaysia, Vietnam, Myanmar, Laos, Cambodia and Brunei.

      Under the license agreement, we paid an initial license fee. In addition, we are obligated to make payments upon product approvals in the first two major markets, but in no event later than March 31, 2005 and March 31, 2006, respectively, unless the contract is terminated. In addition, we will make royalty payments based on net sales of products that utilize the licensed technology. We are required to use commercially reasonable efforts to develop and commercialize the product for angina.

      Biogen

      In March 1997, we entered into two research collaboration and license agreements with Biogen. The agreements grant Biogen the exclusive worldwide right to develop and commercialize any products which are produced based on our A1 adenosine receptor antagonist patents or technologies (including our rights under the University of Florida Research Foundation license) for all indications. In exchange, we received a $16.0 million payment consisting of research related funding, an equity investment and $3.0 million in funding under a general purpose loan facility. Biogen agreed to make milestone payments and equity investments, as well as the loan facility, all of which are subject to achievement of clinical development and commercialization milestones. In February 1998, we terminated the research component of the agreements and, as a result, approximately $4.0 million of deferred revenue was recognized as there were no further research obligations related to this funding. In December 1998, Biogen released an additional $4.5 million under the loan facility. In February 2000, based on results of a Phase II clinical trial, Biogen announced its intention to proceed with the program, but with a backup compound, and subsequently paid us $6.5 million, consisting of a $2.0 million milestone payment and $4.5 million under the loan facility. Biogen will also pay royalties on any future sales of products covered by the agreement. Biogen has control and responsibility for conducting, funding and pursuing all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of A1 adenosine receptor antagonist products under the agreement.

      In March 2000, we repaid the initial $3.0 million installment under the loan facility. In October 2000, we exercised our right to convert $9.0 million in debt from the loan facility into 118,932 shares of our common stock at a price of $75.67 per share, in full repayment of the entire principal amount under this loan facility. In December 2000, we repaid all accrued and unpaid interest on the loan facility.

      Biogen may terminate the agreements for any reason upon 60 days written notice. If Biogen terminates the agreements, all rights to the technology will revert to us, and we will pay Biogen a small royalty on future sales of any A1 adenosine receptor antagonist.

      Incyte

      In July 1998, we entered into a joint research collaboration agreement with Incyte Genomics, Inc. to develop a prototype gene expression database in the area of cardiovascular biology. We contribute our molecular cardiology expertise and Incyte contributes its genomics capabilities. Incyte owns the data produced, and we receive a perpetual, non-exclusive license to use the data in our drug development efforts. Each party bears its own costs of the research. Either party may terminate the agreement on 60 days written notice.

      Innovex

      In May 1999, we entered into a sales and marketing services agreement with Innovex, a subsidiary of Quintiles Transnational Corp. Under this agreement, if ranolazine is approved for sale in the United States by the FDA, Innovex will hire and train a dedicated sales force for ranolazine and assist in funding marketing expenses for up to five years after launch. We will receive 100% of the revenues from sales of ranolazine and we will pay Innovex a share of those revenues.

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

      In exchange for providing these sales and marketing services, Innovex will receive a fee equal to up to an average of 33% of revenues in the first two years of sales, up to 30% of revenues for the third year and up to 25% of revenues in years four and five. Also, for giving us the option to retain this trained sales force at the end of the contract, Innovex will receive a royalty on sales of 7% in the sixth and 4% in the seventh years after launch.

      In connection with the agreement, Quintiles purchased 1,043,705 shares of our common stock for a total purchase price of $5.0 million.

      We or Innovex may terminate the agreement in the event of material uncured breach, bankruptcy or insolvency, our decision to not file an NDA for ranolazine or to terminate development of the product, notice from the United States Food and Drug Administration that it will not approve the product for marketing, or failure to achieve certain minimum sales levels. In addition, we or Innovex may terminate the agreement if product launch will not occur by a specific date. The agreement will terminate automatically if we no longer retain our license rights to ranolazine.

      Fujisawa Healthcare

      In July 2000, we entered into a collaboration with Fujisawa Healthcare, Inc. to develop and market second generation pharmacologic cardiac stress agents. Under this agreement, FHI received exclusive North American rights to CVT-3146, a short acting selective A2A adenosine receptor agonist, and a backup compound. We received $10.0 million from FHI consisting of a $6.0 million up-front payment, which will be recognized as revenue over the expected term of the agreement, and the purchase of 54,270 shares of our common stock for a total purchase price of $4.0 million. We may receive up to an additional $24.0 million in cash based on development and regulatory milestones. FHI will reimburse us for 75% of the development costs, and if approved by the FDA, we will receive a royalty based on product sales of CVT-3146 and may receive a royalty on another product sold by FHI.

      FHI may terminate the agreement for any reason on 90 days written notice, and we may terminate the agreement if FHI fails to launch a product within a specified period after marketing approval. In addition, we or FHI may terminate the agreement in the event of material uncured breach, or bankruptcy or insolvency.

Marketing and Sales

      Except for our sales and marketing services agreement with Innovex, we currently have no sales or distribution capabilities, and have only limited marketing capabilities. We may promote our products in collaboration with marketing partners or rely on relationships with one or more companies with established distribution systems and direct sales forces. For example, Innovex will provide sales and marketing for ranolazine in the United States. For our other products, and for ranolazine at the end of the term of our agreement with Innovex, we may elect to establish our own specialized sales force and marketing organization to market our products to cardiologists.

Manufacturing

      We do not currently operate manufacturing facilities for clinical or commercial production of our proposed products. We have no experience in manufacturing, and currently lack the resources and capability to manufacture any of our proposed products on a clinical or commercial scale. Accordingly, we are, and will continue to be, dependent on corporate partners, licensees or other third parties for clinical and commercial scale manufacturing. We have entered into several manufacturing agreements relating to ranolazine, including agreements for commercial scale or scale-up of production of bulk active pharmaceutical ingredient, tableting and supply of a raw material component of the product.

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

      We own several patents issued by and/or pending with the United States Patent and Trademark Office and foreign patents or patent applications relating to our technology, including related to our clinical programs, ranolazine, CVT-510 and CVT-3146. We also have acquired a license, which is exclusive in specified territories, to specified issued patents issued by the United States Patent and Trademark Office and foreign corresponding patent applications related to ranolazine. A primary United States patent relating to ranolazine will expire in May 2003 unless we are granted an extension based upon the Waxman-Hatch Act, which we anticipate would extend the patent protection for an additional five years.

      In addition, we have acquired, and in turn have granted to Biogen, an exclusive license to issued patents and pending patent applications relating to A1 adenosine receptor antagonists.

Government Regulation

      FDA Requirements for Drug Compounds

      The research, testing, manufacture and marketing of drug products are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to a variety of administrative or judicially imposed sanctions.

      The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include preclinical laboratory tests, animal tests and formulation studies, the submission to the FDA of an Investigational New Drug Application (or IND), which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which it is being tested.

      Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal trials to assess the potential safety and efficacy of the product. The conduct of the preclinical tests and formulation of compounds for testing must comply with federal regulations and requirements. The results of preclinical testing are submitted to the FDA as part of an IND.

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

      Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in compliance with federal regulations and requirements, under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. The study protocol and informed consent information for patients in clinical trials must also be approved by the institutional review board at each institution where the trials will be conducted.

      Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves trials in a limited patient population, to determine dosage tolerance and optimal dosage, identify possible adverse effects and safety risks, and provide preliminary support for the efficacy of the drug in the indication being studied.

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

      After completion of the required clinical testing, generally a marketing application called a New Drug Application (NDA) is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of extensive clinical and other testing and the compilation of data relating to the product's chemistry, pharmacology and manufacture. The cost of the NDA is substantial.

      The FDA has 60 days from its receipt of the NDA to determine whether the application will be accepted for filing based on the agency's threshold determination that the NDA is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under federal law, the FDA has 180 days in which to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA typically will refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee.

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

      Foreign Regulation of Drug Compounds

      Approval of a product by comparable regulatory authorities may be necessary in foreign countries prior to the commencement of marketing of the product in those countries, whether or not FDA approval has been obtained. The approval procedure varies among countries and can involve additional testing. The time required may differ from that required for FDA approval. Although there are some procedures for unified filings for some European countries with the sponsorship of the country which first granted marketing approval, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed.

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

      Hazardous Materials

      Our research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposing of hazardous materials and waste products.

Competition

      The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid and significant technological change. If regulatory approvals are received, ranolazine may compete with several classes of existing drugs for the treatment of angina, some of which are available in relatively inexpensive generic form, including calcium channel blockers, beta blockers and nitrates. There are also surgical treatments such as coronary artery bypass grafting and percutaneous transluminal coronary angioplasty. However, for those patients who do not respond adequately to existing therapies and remain symptomatic despite maximal treatment with existing anti-anginal drugs and who are not candidates for surgical procedures, there is no currently effective treatment. In refractory patients who are candidates for surgical procedures, there is no effective pharmacologic treatment available. We are aware of companies that are developing products that may compete with our other drug candidates. For example, we believe that Discovery Therapeutics and Fujisawa Healthcare have A1 adenosine receptor agonists under development which could compete with CVT-510. We believe King Pharmaceuticals Inc., Discovery Therapeutics, DuPont Pharmaceuticals Company, and Adenosine Therapeutics LLC have A2A adenosine receptor agonists under development which could compete with CVT-3146. Finally, we believe Fujisawa Pharmaceutical, Japan and Discovery Therapeutics, Inc., are each developing A1 adenosine receptor antagonists which could compete with Biogen's AdentriTM program.

      We believe that the principal competitive factors in the markets for ranolazine and CVT-510 will include:

      o     the length of time to receive regulatory approval

      o     product performance

      o     product price

      o     product supply

      o     marketing and sales capability

      o     enforceability of patent and other proprietary rights

      We believe that we and our collaborative partners are or will be competitive with respect to these factors. Nonetheless, because our products are still under development, our relative competitive position in the future is difficult to predict.

Employees

      As of January 31, 2001, we employed 134 individuals full-time, including 35 who hold doctoral degrees. Of our full-time work force, 106 employees are engaged in or directly support research and development activities and 28 are engaged in business development, finance and administrative activities. Our employees are not represented by a collective bargaining agreement. We believe that our relations with our employees are good.

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

      Drug discovery methods based upon molecular cardiology are relatively new. We cannot be certain that these methods will lead to commercially viable pharmaceutical products. In addition, some of our compounds within our adenosine receptor research, metabolism, atherosclerosis and cell cycle inhibition programs are in the early stages of research and development, and we have not submitted IND applications or commenced clinical trials for these new compounds. We cannot be certain when these clinical trials will commence, if at all. Because these compounds are in the early stages of product development, we could abandon further development efforts before they reach clinical trials.

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

      All of our products may require additional development, preclinical studies and clinical trials, and will require regulatory approval, prior to commercialization. Any delays in our clinical trials would delay market launch and would increase our cash requirements.

      We currently have only three products in clinical development: ranolazine, CVT-510 and CVT-3146. Many factors could delay completion of our clinical trials, including:

      o     slower than anticipated patient enrollment

      o difficulty in obtaining sufficient supplies of clinical trial materials

      o     adverse events occurring during the clinical trials.

      For example, our first Phase III clinical trial of ranolazine, called Monotherapy Assessment of Ranolazine In Stable Angina or MARISA, had challenging enrollment criteria. These criteria required patients who suffer from angina to stop taking all of their other anti-anginal medications and receive only placebo during segments of the clinical trial. This meant that they received no medication to treat their angina when they received placebo. Given the difficulty of identifying patients willing to completely stop taking anti-anginal medications, enrollment for this trial was slower than anticipated. In addition, while we completed enrollment of the originally planned 462 patients in the second Phase III trial of ranolazine, called Combination Assessment of Ranolazine In Stable Angina or CARISA, based on a blinded interim assessment pre-specified in the protocol, we plan on enrolling an additional 186 patients in the study.

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

      If we are unable to satisfy governmental regulations relating to the development of our drug candidates, we may be unable to obtain or maintain necessary regulatory approvals to commercialize our products.

      The research, testing, manufacturing and marketing of drug products are subject to extensive regulation by numerous regulatory authorities in the United States and other countries. Failure to comply with FDA or other applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions. These include:

      o     warning letters

      o     civil penalties

      o     criminal penalties

      o     injunctions

      o     product seizure or detention

      o     product recalls

      o     total or partial suspension of production

      o     FDA refusal to approve pending NDAs or supplements to approved NDAs

      The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely expensive and uncertain. We cannot guarantee that any of our products under development will be approved for marketing by the FDA or corresponding foreign regulatory authorities. Even if regulatory approval of a product is granted, we cannot be certain that we will be able to obtain the labeling claims necessary or desirable for the promotion of those products.

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

      If we receive regulatory approval, we will also be subject to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we may also be subject to additional FDA post-marketing obligations. In addition, we or our third party manufacturers will be required to adhere to federal regulations setting forth current good manufacturing practices, known as cGMP. The regulations require that we manufacture our products and maintain our records in a prescribed manner with respect to manufacturing, testing and quality control activities. Furthermore, we or our third party manufacturers must pass a preapproval inspection of manufacturing facilities by the FDA and foreign authorities before obtaining marketing approval, and will be subject to periodic inspection by the FDA and corresponding foreign regulatory authorities under reciprocal agreements with the FDA. There can be no guarantee that such inspections will not result in compliance issues that could prevent or delay marketing approval, or require the expenditure of money or other resources to correct. In addition, drug product manufacturing facilities in California must be licensed by the State of California, and other states may have comparable requirements.

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

      We currently have no sales or distribution capability and only limited marketing capability. As a result, we depend on collaborations with third parties, such as Innovex, a subsidiary of Quintiles Transnational Corp., Biogen Inc. and Fujisawa Healthcare, Inc., which have established distribution systems and direct sales forces. For instance, we have entered into a sales and marketing services agreement with Innovex with respect to ranolazine. Innovex will market and sell ranolazine in the United States using a dedicated sales force if and when

FDA approval to market ranolazine has been granted. Commercialization of ranolazine depends on Innovex to perform their contractual obligations. Their failure to do so would adversely affect commercialization of ranolazine. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little control. In addition, Biogen is responsible for establishing marketing and sales activities for any product that results from the AdentriTM program and Fujisawa is responsible for establishing marketing and sales activities for CVT-3146.

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

      We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research and development activities. We have generated no product revenues. As of December 31, 2000, we had an accumulated deficit of $131.1 million. The process of developing our products requires significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future.

      We must secure additional financing to meet our future needs.

      We may require substantial additional funding in order to complete our research and development activities and commercialize any products. In the past, we have financed our operations primarily through the sale of equity and debt securities, payments from our collaborators, equipment and leasehold improvement financing and other debt financing. We have generated no product revenue, and none is expected for at least several years. We anticipate that our existing resources and projected interest income will enable us to maintain our current and planned operations for at least the next 24 months. However, we may require additional funding prior to that time.

      Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may:

      o have to delay, scale back or eliminate some or all of our research or development programs

      o     lose rights under existing licenses

      o have to relinquish more of, or all of, our rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise seek

      o     be unable to operate as a going concern.

      Our future capital requirements will depend on many factors, including:

      o     scientific progress in our research and development programs

      o     the size and complexity of our programs

      o the timing, scope and results of preclinical studies and clinical trials

      o     our ability to establish and maintain corporate partnerships

      o     the time and costs involved in obtaining regulatory approvals

      o the costs involved in filing, prosecuting and enforcing patent claims

      o     competing technological and market developments

      o the cost of manufacturing or obtaining preclinical and clinical material

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

      Our success will depend to a significant degree on our ability to:

      o     obtain patents and licenses to patent rights

      o     maintain trade secrets

      o     operate without infringing on the proprietary rights of others

      We cannot be certain that patents will issue from any of our pending or future patent applications, that any issued patent will be sufficient to protect our technology and investments or that we will be able to obtain extensions of patents beyond the initial term. For example, a primary patent relating to ranolazine will expire in May 2003 unless we are granted an extension based upon the Waxman-Hatch Act, which we anticipate would extend the patent protection for an additional five years.

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

      Patent litigation is becoming more widespread in the biopharmaceutical industry. Although no third party has asserted a claim of infringement against us, we cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us with respect to our products or technology or other matters. If they do, we may not prevail and, as a result, may be subject to significant liabilities to third parties or may be required to license the disputed rights from the third parties or cease using the technology. We may not be able to obtain any necessary licenses on reasonable terms, if at all. Any such claims against us, with or without merit, as well as claims initiated by us against third parties, can be time-consuming and expensive to defend or prosecute.

      We have no manufacturing experience and will depend on third parties to manufacture our products.

      We do not currently operate manufacturing facilities for clinical or commercial production of our products under development. We have no experience in manufacturing and currently lack the resources or capability to manufacture any of our products on a clinical or commercial scale. As a result, we are dependent on corporate partners, licensees or other third parties for the manufacturing of clinical and commercial scale quantities of our products.

      For example, we have entered into agreements with third party manufacturers for clinical scale production of ranolazine's active pharmaceutical ingredient and for ranolazine tableting, which we believe are sufficient to support the remainder of the Phase III program to support filing of an NDA for ranolazine for chronic angina. In addition, we have entered into several other manufacturing agreements relating to ranolazine, including for commercial scale or scale-up of bulk active pharmaceutical ingredient, tableting, and supply of a raw material component of the product. However, commercial launch of ranolazine is dependent on these third party arrangements, and could be affected by delays or difficulties in performance. In addition, because we have used various manufacturers for ranolazine in different clinical trials prior to FDA approval of ranolazine, we will be required to demonstrate to the FDA's satisfaction the bioequivalence of the multiple sources of ranolazine used in our clinical trials and their bioequivalence to the product to be commercially supplied.

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

      Our business depends on certain key executives, the loss of whom could weaken our management team, and on attracting and retaining qualified personnel.

      The growth of our business and success depends in large part on our ability to attract and retain key management, technical, sales and marketing and other operating personnel. There can be no assurance that we will be able to attract and retain the qualified personnel or develop the expertise in these areas as needed for our business. The loss of the services of one or more members of these groups or the inability to attract and retain additional personnel and develop expertise as needed could limit our ability to develop and commercialize our existing drugs and future drug candidates. Such persons are in high demand and often receive competing employment offers.

      Our operations involve hazardous materials, which could subject us to significant liability.

      Our research and development activities involve the controlled use of hazardous materials, including hazardous chemicals, radioactive materials and pathogens, and the generation of waste products. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. We may incur significant costs to comply with additional environmental and health and safety regulations in the future. Although we believe that our safety procedures for handling and disposing of hazardous materials comply with regulatory requirements, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and may materially adversely affect our business, financial condition and results of operations. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future. There can also be no assurance that our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.

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

      Within the last 12 months, our common stock has traded between $21.08 and $93.13. The market price of the shares of common stock for our company has been and may continue to be highly volatile. Announcements may have a significant impact on the market price of our common stock. These announcements may include:

      o results of our clinical trials and preclinical studies, or those of our corporate partners or our competitors

      o     our operating results

      o     developments in our relationships with corporate partners

      o     developments affecting our corporate partners

      o negative regulatory action or regulatory approval with respect to our announcement or our competitors' announcement of new products

      o government regulations, reimbursement changes and governmental investigations or audits related to us or to our products

      o developments related to our patents or other proprietary rights or those of our competitors

      o changes in the position of securities analysts with respect to our stock

      o operating results below the expectations of public market analysts and investors

      o market conditions for biopharmaceutical or biotechnology stocks in general

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

      Furthermore, in February 1999, the board of directors enacted anti-takeover provisions, including a stockholder rights plan, and authorized severance agreements in the event of a change of control for key executives. The Board of Directors amended the stockholders rights plan in July 2000 to lower the triggering ownership percentage and increase the exercise price while maintaining the plan in effect.

Item 2. Properties

      We currently lease two buildings in Palo Alto, California. The first building has 61,081 square feet and a lease with an initial term that expires in April 2012 with an option to renew for thirteen years. In November and December 2000, we entered into two lease agreements for the second building, which has 73,172 square feet. The first of these two agreements is a sublease with a term that expires in February 2005. The second agreement is with the master landlord and has a term from March 2005 through April 2012. Both buildings are used for general administration, research and development. We believe that these facilities will be adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

      We are not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Securities Holders

      On December 13, 2000, we held a special meeting of our shareholders to approve and adopt an amendment to our Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of our common stock from 30,000,000 to 85,000,000. 14,077,355 votes were cast for the motion, 1,463,246 votes were cast against the motion and 3,388 votes abstained.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Market Information

      Our common stock trades on the Nasdaq National Market under the symbol "CVTX".

      The following table sets forth, for the periods indicated, the high and low price per share of the common stock

                                                     High          Low
                                                 -----------   -----------
Fiscal Year Ended December 31, 1998
First Quarter ended March 31, 1998               $    10.250   $     8.250
Second Quarter ended June 30, 1998               $    10.875   $     8.250
Third Quarter ended September 30, 1998           $     9.063   $     5.750
Fourth Quarter ended December 31, 1998           $     7.500   $     4.250

Fiscal Year Ended December 31, 1999
First Quarter ended March 31, 1999               $     7.250   $     3.688
Second Quarter ended June 30, 1999               $     6.375   $     4.000
Third Quarter ended September 30, 1999           $    21.000   $     5.375
Fourth Quarter ended December 31, 1999           $    27.875   $    10.375

Fiscal Year Ended December 31, 2000
First Quarter ended March 31, 2000               $    69.000   $    22.500
Second Quarter ended June 30, 2000               $    75.625   $    26.500
Third Quarter ended September 30, 2000           $    82.750   $    49.750
Fourth Quarter ended December 31, 2000           $    93.125   $    58.875

on the Nasdaq National Market.

      On February 28, 2001, the closing price for our common stock was $35.75 per share. As of February 28, 2001, we had approximately 105 holders of record of our common stock.

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

                                                           Year Ended December 31,
                                           --------------------------------------------------------
                                             1996        1997        1998        1999        2000
                                           --------    --------    --------    --------    --------
                                                   (in thousands, except per share amounts)
Statements of Operations Data
Revenues:
  Collaborative research                   $    250    $  2,578    $  4,509    $     --    $  3,309
Operating expenses:
  Research and development                    7,141      10,568      14,578      20,342      40,761
  General and administrative                  2,917       4,169       4,158       4,659       7,601
                                           --------    --------    --------    --------    --------
Total operating expenses                     10,058      14,737      18,736      25,001      48,362
                                           --------    --------    --------    --------    --------
Loss from operations                         (9,808)    (12,159)    (14,227)    (25,001)    (45,053)
Interest income                                 587       1,760       2,749       2,795      15,785
Interest and other expense                   (1,144)       (926)     (1,124)       (916)     (9,112)
                                           --------    --------    --------    --------    --------
  Net loss                                 $(10,365)   $(11,325)   $(12,602)   $(23,122)   $(38,380)
                                           ========    ========    ========    ========    ========
Basic and diluted net loss per share (1)   $  (9.83)   $  (1.58)   $  (1.16)   $  (1.75)   $  (2.06)
                                           ========    ========    ========    ========    ========
Shares used in computing basic and
  diluted net loss per share (1)              1,054       7,157      10,905      13,207      18,664
                                           ========    ========    ========    ========    ========

                                                                 December 31,
                                           --------------------------------------------------------
                                             1996        1997        1998        1999        2000
                                           --------    --------    --------    --------    --------
                                                                (in thousands)
Balance Sheet Data
Cash, cash equivalents and marketable
  securities                               $ 21,568    $ 38,090    $ 44,804    $ 91,257    $296,193
Working capital                            $ 20,278    $ 32,904    $ 40,698    $ 88,038    $285,590
Total assets                               $ 26,139    $ 42,644    $ 49,330    $ 96,907    $311,633
Long-term debt                             $  5,000    $  5,052    $  7,838    $  7,855    $197,815
Accumulated deficit                        $(45,626)   $(56,951)   $(69,553)   $(92,675)   $(131,055)
Total stockholders' equity                 $ 18,676    $ 26,557    $ 34,738    $ 82,147    $ 91,782

----------
(1) See Note 1 of Notes to Consolidated Financial Statements for a description of the shares used in calculating basic and diluted net loss per share.

Quarterly Results of Operations



      The following table sets forth the quarterly results of operations for the year ended December 31, 1999:

                                             Reported    Reported    Reported    Reported
(in thousands, except per share amounts)      Mar. 31     Jun. 30     Sep. 30     Dec. 31
                                             --------    --------    --------    --------
Revenues:
  Collaborative research                     $     --    $     --    $     --    $     --
Operating expenses:
  Research and development                      4,199       4,477       5,546       6,120
  General and administrative                    1,184       1,173         947       1,355
                                             --------    --------    --------    --------
Total operating expenses                        5,383       5,650       6,493       7,475
                                             --------    --------    --------    --------
Loss from operations                           (5,383)     (5,650)     (6,493)     (7,475)
Interest income                                   575         523         482       1,215
Interest and other expense                       (245)       (238)       (213)       (220)
                                             --------    --------    --------    --------
Net loss                                     $ (5,053)   $ (5,365)   $ (6,224)   $ (6,480)
                                             ========    ========    ========    ========
Basic and diluted net loss per share         $  (0.45)   $  (0.45)   $  (0.50)   $  (0.37)
                                             ========    ========    ========    ========
Shares used in computing basic and diluted
  net loss per share                           11,232      11,907      12,331      17,358
                                             ========    ========    ========    ========

      The following table sets forth the quarterly results of operations for the year ended December 31, 2000:

                                             Reported    Reported    Reported    Reported
(in thousands, except per share amounts)      Mar. 31     Jun. 30     Sep. 30     Dec. 31
                                             --------    --------    --------    --------
Revenues:
  Collaborative research                     $     --    $  2,000    $    469    $    840
Operating expenses:
  Research and development                      6,694       9,346       9,994      14,727
  General and administrative                    1,532       1,585       2,366       2,118
                                             --------    --------    --------    --------
Total operating expenses                        8,226      10,931      12,360      16,845
                                             --------    --------    --------    --------
Loss from operations                           (8,226)     (8,931)    (11,891)    (16,005)
Interest income                                 2,048       4,265       4,513       4,959
Interest and other expense                       (905)     (2,717)     (2,775)     (2,715)
                                             --------    --------    --------    --------
Net loss                                     $ (7,083)   $ (7,383)   $(10,153)   $(13,761)
                                             ========    ========    ========    ========
Basic and diluted net loss per share         $  (0.39)   $  (0.40)   $  (0.54)   $  (0.71)
                                             ========    ========    ========    ========
Shares used in computing basic and diluted
  net loss per share                           18,247      18,379      18,667      19,364
                                             ========    ========    ========    ========

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

Overview

      CV Therapeutics is a biopharmaceutical company engaged in the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. Since our inception in December 1990, substantially all of our resources have been dedicated to research and development. To date, we have not generated any product revenues and do not expect to generate any product revenues for at least several years. As of December 31, 2000, we had an accumulated deficit of $131.1 million. We expect our sources of revenues, if any, for the next several years to consist of payments under corporate partnerships and interest income. The process of developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future. We will not receive product revenues unless we or our collaborative partners complete clinical trials and successfully commercialize one or more of our products.

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

Results of Operations

      Years Ended December 31, 2000 and 1999

      Collaborative Research Revenues. Collaborative research revenues were $3.3 million for the year ended December 31, 2000 while there were none for the year ended December 31, 1999. The collaborative research revenues for the year ended December 31, 2000 included a $2.0 million milestone payment from our partner, Biogen Inc., which was released in connection with its completion of a Phase II trial of CVT-124 and its decision to continue with the A1 adenosine receptor antagonist program. The remaining revenues relate to our collaboration with Fujisawa Healthcare, Inc. and consisted of both the amortization of up-front payments and the reimbursement of certain development costs.

      Research and Development Expenses. Research and development expenses increased to $40.8 million for the year ended December 31, 2000, compared to $20.3 million for the year ended December 31, 1999. The increase was primarily due to greater external costs associated with ranolazine and CVT-510 clinical trials, in addition to hiring additional employees to provide support for an increased level of activity in our research, development and clinical programs. We expect research and development expenses to continue to increase in the future as we further expand product development efforts and clinical trials.

      General and Administrative Expenses. General and administrative expenses increased to $7.6 million for the year ended December 31, 2000, compared to $4.7 million for the year ended December 31, 1999. The increase was primarily due to greater use of outside consultants for general business matters. We expect general and administrative expenses to increase in the future in line with our research, development and commercialization activities.

      Interest Income. Interest income increased to $15.8 million for the year ended December 31, 2000, compared to $2.8 million for the year ended December 31, 1999. The increase was primarily due to higher average investment balances as the result of our follow-on public offering in October 1999 and the sale of convertible subordinated notes in March 2000. We expect that interest income will fluctuate with average investment balances and market interest rates.

      Interest and Other Expense. Interest and other expense increased to $9.1 million for the year ended December 31, 2000, compared to $916,000 for the year ended December 31, 1999. The increase was primarily due to interest expense related to the convertible subordinated notes issued in March 2000, which totaled $7.6 million for the year. We expect that interest and other expense will fluctuate with average loan balances.

      Taxes. We have not generated taxable income to date. At December 31, 2000, the net operating losses potentially available to offset future taxable income for federal and state income tax purposes were approximately $114 million and $30 million, respectively. Because we have experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The federal carryforwards expire at various dates beginning in 2006 through 2020 if not utilized. The state carryforwards expire at various dates beginning in 2001 through 2005 if not utilized. As a result of the annual limitation, a portion of these carryforwards may expire before becoming available to reduce our federal and state income tax liabilities.

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

      Interest Income. Interest income increased to $2.8 million for the year ended December 31, 1999, compared to $2.7 million for the year ended December 31, 1998. Our average investment balance increased as a result of our follow-on public offering that was completed in October 1999.

      Interest and Other Expense. Interest and other expense decreased to $916,000 for the year ended December 31, 1999, compared to $1.1 million for the year ended December 31, 1998. The decrease was due to a charge of $371,000 recognized during the first quarter of 1998 related to the early retirement of a capital lease obligation offset by a higher average loan balance.

Liquidity and Capital Resources

      We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. In January 1998, we completed a follow-on public offering and raised net proceeds of approximately $19.6 million. In December 1998, we drew down $4.5 million under a general purpose loan facility with Biogen. In May 1999, we entered into a sales and marketing services agreement with Innovex Inc. pursuant to which Innovex's parent, Quintiles Transnational Corp., purchased 1,043,705 shares of our common stock for a total investment of $5.0 million. In addition, we entered into two promissory notes with Quintiles. The first promissory note in the amount of $10.0 million may be drawn down by us upon filing a New Drug Application for ranolazine. The second promissory note shall be for an amount to be determined after commercial launch of ranolazine. Both notes are convertible into shares of common stock at the option of Quintiles upon the occurrence of certain events. In October 1999, we completed a follow-on public offering and raised net proceeds of approximately $64.3 million. In March 2000, we entered into a purchase agreement pursuant to which we sold to certain purchasers $196.3 million in aggregate principal amount of convertible subordinated notes. The offering of the notes was made to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Interest on the notes will accrue at a rate of 4.75% per year, subject to adjustment in certain circumstances. The notes will mature on March 7, 2007 and are convertible into shares of our common stock at a conversion price of $63.84 per share, subject to adjustment in certain circumstances. We may, at our option, redeem the notes at any time after March 7, 2003 or earlier if our stock price reachs certain defined levels. In March 2000, we repaid the initial $3.0 million installment under the Biogen loan facility, bringing the outstanding balance to $4.5 million. In July 2000 we entered into a collaboration with Fujisawa Healthcare, Inc. to develop and market second generation pharmacologic cardiac stress agents. Under this agreement we received $10.0 million from Fujisawa Healthcare, Inc. consisting of an up-front payment and the purchase of our common stock. In July 2000, we received a financing commitment from Acqua Wellington North American Equities Fund, Ltd. to purchase up to $120 million of our common stock through November 2002. As of December 31, 2000 we have issued shares representing $30.0 million under this commitment. In August 2000, we drew down an additional $4.5 million under a general purpose loan facility with Biogen bringing the outstanding balance to $9.0 million. In October 2000, we exercised our right to convert $9.0 million in debt from the Biogen loan facility into 118,932 shares of our common stock at a price of $75.67 per share, in full repayment of the entire principal amount under this loan facility. In December 2000, we repaid all accrued and unpaid interest on the loan facility, in full repayment of the loan facility.

      Cash, cash equivalents and marketable securities at December 31, 2000 totaled $296.2 million compared to $91.3 million at December 31, 1999. The increase was due to the proceeds of $189.5 million from the sale of convertible subordinated notes, net of issuance costs of $6.7 million, plus $45.9 million raised through the issuance of common stock, offset by $24.3 million used to fund operations and $12.0 million used to repay debt.

      Net cash used in operations for the year ended December 31, 2000 was $24.3 million compared to $21.2 million for the year ended December 31, 1999. Net cash used in operations increased by only $3.1 million even though our net loss increased to $38.4 million for the year ended December 31, 2000 from $23.1 million for the year ended December 31, 1999. The $15.3 million increase in net loss was offset by a $5.7 million increase in deferred revenue, resulting primarily from up-front payments received from Fujisawa Healthcare, and a $5.9 million increase in accrued and other liabilities.

      As of December 31, 2000, we have invested $10.6 million in property and equipment with the rate of investment having increased in line with increased research and development efforts. We expect to continue to make investments in property and equipment to support our growth.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

      Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and marketable securities as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include U.S. government securities, commercial paper, asset backed securities, corporate bonds, and foreign bonds. We classify our cash equivalents and marketable securities as "variable-rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily included money market accounts.

      The table below presents the amounts and related weighted interest rates of our investment portfolio, where

                                       Average
($ in thousands)                    Interest Rate      Cost         Fair Value
                                    -------------      ----         ----------
Cash equivalents
  Variable rate                         5.85%        $ 29,266        $ 29,266
  Fixed rate                            5.32%        $ 24,635        $ 24,744
Marketable securities
  Fixed rate (2001)                     6.56%        $ 74,468        $ 74,511
  Fixed rate (2002)                     6.56%        $120,964        $121,840
  Fixed rate (2003)                     6.77%        $ 45,530        $ 45,814

no security has a maturity beyond three years, at December 31, 2000:

Item 8. Financial Statements and Supplementary Data

      Our Financial Statements and notes thereto appear beginning on page F-1 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Information required by this item, insofar as it relates to directors and officers, will be contained under the captions "Election of Directors", "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement with respect to the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement"), and is hereby incorporated by reference thereto.

Item 11. Executive Compensation

      The information required by this item will be contained in the definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the caption "Executive Compensation", and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item will be contained in the definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the caption "Security Ownership of Certain Beneficial Owners and Management", and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions

      The information required by this item will be contained in the definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the caption "Security Ownership of Certain Beneficial Owners and Management", and is hereby incorporated by reference thereto.

                                       PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Index to Financial Statements and Report of Ernst &Young LLP, Independent Auditors

      The Consolidated Financial Statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                                          Page
                                                                          ----

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

      (a)(3) Exhibits

    Exhibit
    Number
    ------

      3.1 Amended and Restated Certificate of Incorporation of the Registrant. (15)

      3.2 Amendment No. 1 to the Amended and Restated Certificate of Incorporation. (16)

      3.3   Restated Bylaws of the Registrant. (1)

      10.1* 1992 Stock Option Plan, as amended. (1)

      10.2* 1994 Equity Incentive Plan, as amended. (6)

      10.3  Non-Employee Directors' Stock Option Plan, as amended.

      10.4* Form of Incentive Stock Option Grant. (1)

      10.5* Form of Non-Incentive Stock Option Grant. (1)

      10.6 Form of Non-Statutory Stock Option Grant under Non-Employee Directors' Stock Option Plan. (2)

      10.7* Employee Stock Purchase Plan, as amended.

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

      10.9* Amended and Restated Promissory Note for $37,500 between Registrant and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996.
            (1)

     Exhibit
     Number
     ------

     10.10* Amended and Restated Promissory Note for $25,000 between Registrant and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996.
            (1)

     10.11* Amended and Restated Promissory Note for $25,000 between Registrant and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996.
            (1)

     10.12* Form of Indemnification Agreement between Registrant and its directors and officers. (1)

     10.13 Amended and Restated Investor Rights Agreement between Registrant and the stockholders named therein, dated May 29, 1996. (1)

     10.14  Form of Series A Preferred Stock Warrant, and amendment thereto. (1)

     10.15 Amended and Restated Series B Preferred Stock Warrant to Genta Incorporated. (1)

     10.16 Form of Series D Preferred Stock Warrant to Alex Brown & Sons Incorporated. (1)

     10.17  Form of Amended and Restated Series D Preferred Stock Warrant. (1)

     10.18  Form of Series E Preferred Stock Warrant. (1)

     10.19  Series E Preferred Stock Warrant to Cooley Godward LLP. (1)

     10.20  Series E Preferred Stock Warrant to Syntex (U.S.A.) Inc. (1)

     10.21 Form of Common Stock Warrant exercisable immediately, dated September 27, 1996. (1)

     10.22  Form of Common Stock Warrant, dated September 17, 1996. (1)

    10.23** License Agreement between Registrant and University of Florida
            Research Foundation, Inc., dated June 7, 1994. (1)

    10.24** Research Agreement between Registrant and University of Florida, dated June 27, 1994. (1)

    10.25** License Agreement between Registrant and Syntex (U.S.A.) Inc., dated March 27,1996. (1)

     10.26 Lease Agreement between Registrant and Matadero Creek, dated August 6, 1993 and addendum thereto; Letter Amendment to Lease Agreement, dated June 30, 1994 and Second Amendment to Lease Agreement, dated June 30, 1994. (1)

    10.27** Research Collaboration and License Agreement (U.S.) between the
            Registrant and Biogen, Inc., dated March 7, 1997. (3)

    10.28** Research Collaboration and License Agreement (Europe) between the
            Registrant and Biogen Manufacturing Ltd., dated March 7, 1997. (3)

    10.29** Common Stock Purchase Agreement between the Registrant and Biotech
            Manufacturing Ltd., dated March 7, 1997. (3)

    10.30** Loan Agreement between the Registrant and Biotech Manufacturing
            Ltd., dated March 7, 1997. (3)

     Exhibit
     Number
     ------

    10.31** Letter Agreement, dated March 7, 1997, between the Registrant and the University of Florida Research Foundation, Inc. (4)

    10.32** Amendment to License Agreement, effective as of July 3, 1997, between the Registrant and Syntex (U.S.A.), Inc. (4)

      10.33 Common Stock Purchase Agreement, dated October 7, 1997, between the Registrant and Biotech Target S.A. (5)

      10.34 Transition Agreement between the Registrant and Kathy Stafford dated September 15, 1997. (5)

      10.35 Amendment to Research Collaboration and License Agreement (U.S.), dated June 12, 1998, between the Registrant and Biogen, Inc. (7)

      10.36 Amendment No. 1 to Loan Agreement, dated as of June 12, 1998, between the Registrant and Biotech Manufacturing Ltd. (7)

    Exhibit
    Number
    ------

    10.37** Letter agreement regarding termination of research program of the Research Collaboration and License Agreement, dated June 12, 1998, between the Registrant and Biogen, Inc. (7)

     10.38* Executive Severance Benefits Agreement between the Registrant and
            Louis G. Lange, M.D., Ph.D., dated February 2, 1999. (8)

     10.39* Executive Severance Benefits Agreement between the Registrant and
            Daniel K. Spiegelman, dated February 2, 1999. (8)

     10.40* Executive Severance Benefits Agreement between the Registrant and
          Andrew A. Wolff, M.D., dated February 2, 1999. (8)

     10.41* Executive Severance Benefits Agreement between the Registrant and
          Cynthia L. Clark, Esq., dated February 2, 1999. (8)

     10.42* Executive Severance Benefits Agreement between the Registrant and
          Brent K. Blackburn, Ph.D., dated February 2, 1999. (8)

     10.43* Executive Severance Benefits Agreement between the Registrant and
          Richard M. Lawn, Ph.D., dated February 2, 1999. (8)

     10.44* Executive Severance Benefits Agreement between the Registrant and
            Luiz Belardinelli, M.D., dated February 2, 1999. (8)

     10.45* Executive Severance Benefits Agreement between the Registrant and
            Stephen J. Grana, dated February 2, 1999. (8)

      10.46 Stock Purchase Agreement dated May 5, 1999 between the Registrant and Quintiles Transnational Corp. (9)

    10.47** Sales and Marketing Services Agreement dated May 5, 1999 between the Registrant, Innovex Inc. and Quintiles Transnational Corp. (9)

    10.48** Loan Agreement dated May 5, 1999 between the Registrant and
            Quintiles Transnational Corp. (9)

      10.49 Security Agreement dated May 5, 1999 between the Registrant and Quintiles Transnational Corp. (9)

      10.50 Promissory Note dated May 5, 1999 to Quintiles in principal amount of $10.0 million. (9)

      10.51 Promissory Note dated May 5, 1999 to Quintiles Transnational in principal amount specified therein. (9)

      10.52 Amendment to Loan Agreement dated April 30, 1999 between the Registrant and Biotech Manufacturing Ltd. (9)

      10.53 Indenture dated March 7, 2000 between the Registrant and Norwest Bank Minnesota. (10)

      10.54 Convertible subordinated note dated March 7, 2000. (10)

     Exhibit
     Number
     ------

      10.55 Purchase agreement dated March 1, 2000 between the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation as
            Representatives(s) of the several Initial Purchasers. (10)

      10.56 Resale Registration Rights agreement dated March 7, 2000 between the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation as Representatives(s) of the several Initial Purchasers. (10)

     10.57* 2000 Equity Incentive Plan.

      10.58 First Amended and Restated Rights Agreement dated July 19, 2000 between the Registrant and Wells Fargo Bank Minnesota, N.A. (11)

      10.59 Certificate of Designation of Series A Junior Participating Preferred Stock dated February 2, 1999. (11)

      10.60 Form of Right Certificate dated July 19, 2000. (11)

      10.61 Summary of Rights to Purchase Preferred Shares dated July 19, 2000.
            (11)

     10.62* Executive Severance Benefits Agreement between the Registrant and
            David McCaleb dated October 15, 1999. (12)

      10.63 Stock Purchase Agreement between the Registrant and Fujisawa Healthcare, Inc. dated as of July 10, 2000. (12)

    10.64** Collaboration and License Agreement between the Registrant and
            Fujisawa Healthcare, Inc. dated as of July 10, 2000. (12)

      10.65 Common Stock Purchase Agreement, dated as of August 7, 2000, between the Registrant and Acqua Wellington North American Equities Fund, Ltd. (13)

     10.66* Executive Severance Benefits Agreement between the Registrant and
            Tricia Borga Suvari dated August 31, 2000. (12)

      10.67 Amendment No. 1 to Common Stock Purchase Agreement, dated as of February 20, 2001, between the Registrant and Acqua Wellington North American Equities fund, Ltd. (14)

      10.68 Sublease Agreement between the Registrant and Systemix, Inc. dated as of November 1, 2000.

      10.69 Lease between the Registrant and Kaiser Marquardt, Inc. dated as of December 1, 2000.

     10.70* 2000 Nonstatutory Incentive Plan.

      23.1  Consent of Ernst & Young LLP, Independent Auditors.

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

(7) Incorporated by reference to Exhibits filed with the Registrant's Quarterly Report on Form 10-Q, for the Third Quarter 1998.

(8) Incorporated by reference to Exhibits filed with the Registrant's Quarterly Report on Form 10-Q, for the First Quarter 1999.

(9) Incorporated by reference to Exhibits filed with the Registrant's Quarterly Report on Form 10-Q, for the Second Quarter 1999.

(10) Incorporated by reference to Exhibits filed with the Registrant's Quarterly Report on Form 10-Q, for the First Quarter 2000.

(11) Incorporated by reference to Exhibits filed with the Registrant's Quarterly Report on Form 10-Q, for the Second Quarter 2000.

(12) Incorporated by reference to Exhibits filed with the Registrant's Quarterly Report on Form 10-Q, for the Third Quarter 2000.

(13) Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed August 16, 2000.

(14) Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed February 21, 2001.

(15) Incorporated by reference to Exhibit 3.1 filed with the Registrant's Annual Report on Form 10-K, for the year ended December 31, 1999.

(16) Incorporated by reference to Exhibit 4.2 filed with the Registrant's Registration Statement on Form S-3 No. 333-53206, which became effective January 12, 2001.

*     Management contract or compensatory plan or arrangement.

** Confidential treatment has previously been granted for portions of this exhibit.

      (b)   Reports on Form 8-K

            The Registrant filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2000.

      (c)   Exhibits

            See Exhibits listed under Item 14(a)(3) above.

      (d)   Financial Statements and Schedules

            The financial statement schedules required by this Item are listed under 14(a)(1) and (2) above.

                                     SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf, by the undersigned, thereunto duly authorized, in the City of Palo Alto, County of Santa Clara, State of California, on March 30, 2001.

                                 CV THERAPEUTICS, INC.

                                 By: /s/ LOUIS G. LANGE, M.D., PH.D.
                                     ----------------------------------------
                                         Louis G. Lange, M.D., Ph.D.
                                     Chairman of the Board of CV Therapeutics
                                           Chief Executive Officer

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           Signature                                    Title                           Date
           ---------                                    -----                           ----
/s/ LOUIS G. LANGE, M.D., PH.D.       Chairman of the Board & Chief         March 30, 2001
----------------------------------    Executive Officer (Principal
Louis G. Lange, M.D., Ph.D.           Executive Officer)

/s/ DANIEL K. SPIEGELMAN              Chief Financial Officer (Principal    March 30, 2001
----------------------------------    Financial and Accounting Officer)
Daniel K. Spiegelman

/s/ R. SCOTT GREER                    Director                              March 30, 2001
----------------------------------
R. Scott Greer

/s/ THOMAS L. GUTSHALL                Director                              March 30, 2001
----------------------------------
Thomas L. Gutshall

/s/ PETER BARTON HUTT, ESQ.           Director                              March 30, 2001
-----------------------------------
Peter Barton Hutt, Esq.

/s/ BARBARA J. MCNEIL, M.D., PH.D.    Director                              March 30, 2001
----------------------------------
Barbara J. McNeil, M.D., Ph.D.

/s/ J. LEIGHTON READ, M.D.            Director                              March 30, 2001
----------------------------------
J. Leighton Read, M.D.

/s/ COSTA G. SEVASTOPOULOS, PH.D.     Director                              March 30, 2001
----------------------------------
Costa G. Sevastopoulos, Ph.D.

                 REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

CV Therapeutics, Inc.

      We have audited the accompanying consolidated balance sheets of CV Therapeutics, Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CV Therapeutics, Inc. at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Palo Alto, California
February 20, 2001

                              CV THERAPEUTICS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                  December 31,
                                                                             ----------------------
                                                                                1999         2000
                                                                             ---------    ---------
                                             ASSETS

Current assets:
  Cash and cash equivalents                                                  $  20,763    $  54,028
  Marketable securities                                                         70,494      242,165
  Other current assets                                                           2,447        5,739
                                                                             ---------    ---------
Total current assets                                                            93,704      301,932
Notes receivable from related parties                                              448          303
Property and equipment, net                                                      2,676        3,400
Other assets                                                                        79        5,998
                                                                             ---------    ---------

Total assets                                                                 $  96,907    $ 311,633
                                                                             =========    =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                           $   1,541    $   5,206
  Accrued liabilities                                                            3,227        9,343
  Current portion of long-term debt                                                500           --
  Current portion of capital lease obligation                                      398          764
  Current portion of deferred revenue                                               --        1,029
                                                                             ---------    ---------
Total current liabilities                                                        5,666       16,342
Long-term debt                                                                   7,000           --
Capital lease obligation                                                           855        1,565
Convertible subordinated notes                                                      --      196,250
Deferred revenue                                                                 1,000        5,659
Other liabilities                                                                  239           35
                                                                             ---------    ---------
Total liabilities                                                               14,760      219,851
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized, none
    issued and outstanding                                                          --           --
  Common stock, $0.001 par value, 85,000,000 shares authorized, 18,157,261 and 19,523,045 shares issued and outstanding at December 31, 1999 and
    2000, respectively; at amounts paid in                                     175,777      222,223
  Notes receivable issued for stock                                                (87)          --
  Deferred compensation                                                           (691)        (589)
  Accumulated deficit                                                          (92,675)    (131,055)
  Cumulative other comprehensive income                                           (177)       1,203
                                                                             ---------    ---------
Total stockholders' equity                                                      82,147       91,782
                                                                             ---------    ---------
Total liabilities and stockholders' equity                                   $  96,907    $ 311,633
                                                                             =========    =========

                             See accompanying notes

                              CV THERAPEUTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                  Year ended December 31,
                                             --------------------------------
                                               1998        1999         2000
                                             --------    --------    --------
Revenues:
  Collaborative research                     $  4,509    $     --    $  3,309
Operating expenses:
  Research and development                     14,578      20,342      40,761
  General and administrative                    4,158       4,659       7,601
                                             --------    --------    --------
Total operating expenses                       18,736      25,001      48,362
                                             --------    --------    --------
Loss from operations                          (14,227)    (25,001)    (45,053)
Interest income                                 2,749       2,795      15,785
Interest and other expense                     (1,124)       (916)     (9,112)
                                             --------    --------    --------
Net loss                                     $(12,602)   $(23,122)   $(38,380)
                                             ========    ========    ========
Basic and diluted net loss per share         $  (1.16)   $  (1.75)   $  (2.06)
                                             ========    ========    ========
Shares used in computing basic and diluted
  net loss per share                           10,905      13,207      18,664
                                             ========    ========    ========

                             See accompanying notes

                              CV THERAPEUTICS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                                                            Notes                                      Cumulative
                                                                          Receivable                                      Other
                                                   Common Stock              From          Deferred     Accumulated   Comprehensive
                                               Shares         Amount       Officers      Compensation     Deficit         Income
                                            ----------    -----------    ---------      -----------    -----------    -----------
Balances at December 31, 1997                8,458,063    $    85,262    $      (108)   $    (1,649)   $   (56,951)   $         3
Issuance of common stock,
  net of repurchases                         2,751,015         20,025             --             --             --             --
Deferred compensation related to
  grants of certain stock options                   --            274             --           (274)            --             --
Amortization and reduction of
  deferred compensation                             --           (125)            --            874             --             --
Comprehensive loss:
  Net loss                                          --             --             --             --        (12,602)            --
  Unrealized gains on investments                   --             --             --             --             --              9

Total comprehensive loss
                                            ----------    -----------    ---------      -----------    -----------    -----------
Balances at December 31, 1998               11,209,078        105,436           (108)        (1,049)       (69,553)            12
Issuance of common stock,
  net of repurchases                         6,948,183         69,972             --             --             --             --
Deferred compensation related to
  grants of cetain stock options                    --            374             --           (374)            --             --
Repayment of notes receivable                       --             --             21             --             --             --
Amortization and reduction of
  deferred compensation                             --             (5)            --            732             --             --
Comprehensive loss:
  Net loss                                          --             --             --             --        (23,122)            --
  Unrealized losses on investments                  --             --             --             --             --           (189)
Total comprehensive loss
                                            ----------    -----------    ---------      -----------    -----------    -----------
Balances at December 31, 1999               18,157,261        175,777            (87)          (691)       (92,675)          (177)
Issuance of common stock,
  net of repurchases                         1,365,784         45,945             --             --             --             --
Deferred compensation related to
  grants of cetain stock options                    --            516             --           (516)            --             --
Repayment of notes receivable                       --             --             87             --             --             --
Amortization and reduction of
  deferred compensation                             --            (15)            --            618             --             --
Comprehensive loss:
  Net loss                                          --             --             --             --        (38,380)            --
  Unrealized gains on investments                   --             --             --             --             --          1,380
Total comprehensive loss
                                            ==========    ===========    =========      ===========    ===========    ===========
Balances at December 31, 2000               19,523,045    $   222,223    $        --    $      (589)   $  (131,055)   $     1,203
                                            ==========    ===========    =========      ===========    ===========    ===========


                                                Total
                                            Stockholders'
                                                Equity
                                            -----------
Balances at December 31, 1997               $    26,557
Issuance of common stock,
  net of repurchases                             20,025
Deferred compensation related to
  grants of certain stock options                    --
Amortization and reduction of
  deferred compensation                             749
Comprehensive loss:
  Net loss                                      (12,602)
  Unrealized gains on investments                     9
                                            -----------
Total comprehensive loss                        (12,593)
                                            -----------
Balances at December 31, 1998                    34,738
Issuance of common stock,
  net of repurchases                             69,972
Deferred compensation related to
  grants of cetain stock options                     --
Repayment of notes receivable                        21
Amortization and reduction of
  deferred compensation                             727
Comprehensive loss:
  Net loss                                      (23,122)
  Unrealized losses on investments                 (189)
Total comprehensive loss                        (23,311)
                                            -----------
Balances at December 31, 1999                    82,147
Issuance of common stock,
  net of repurchases                             45,945
Deferred compensation related to
  grants of cetain stock options                     --
Repayment of notes receivable                        87
Amortization and reduction of
  deferred compensation                             603
Comprehensive loss:
  Net loss                                      (38,380)
  Unrealized gains on investments                 1,380
Total comprehensive loss                        (37,000)
                                            ===========
Balances at December 31, 2000               $    91,782
                                            ===========

                             See accompanying notes

                             CV THERAPEUTICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Year Ended December 31,
                                                                        ------------------------------------
                                                                           1998         1999         2000
                                                                        ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $ (12,602)   $ (23,122)   $ (38,380)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization of deferred compensation                                       749          727          603
  Depreciation and amortization                                             1,184        1,437        1,505
  Change in assets and liabilities:
    Other current assets                                                       13       (1,211)      (3,292)
    Other assets                                                              439           97           --
    Accounts payable                                                          318          540        3,665
    Accrued and other liabilities                                           1,010          293        5,912
    Deferred revenue                                                       (5,009)          --        5,688
                                                                        ---------    ---------    ---------
Net cash used in operating activities                                     (13,898)     (21,239)     (24,299)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                                  (27,752)     (65,392)    (239,590)
Maturities of investments                                                  26,365       27,246       70,007
Capital expenditures                                                       (1,221)      (1,136)      (2,155)
Notes receivable from officers and employees                                  (37)          23          232
                                                                        ---------    ---------    ---------
Net cash used in investing activities                                      (2,645)     (39,259)    (171,506)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under capital lease obligations                                    443        1,000        1,500
Payments on capital lease obligations                                      (1,257)        (165)        (424)
Borrowings under convertible subordinated debt, net of issuance costs          --           --      189,549
Borrowings under long-term debt                                             4,500           --        4,500
Repayments of long-term debt                                               (1,500)      (1,500)     (12,000)
Net proceeds from issuance of common stock,
  net of repurchases                                                       20,025       69,972       45,945
                                                                        ---------    ---------    ---------
Net cash provided by financing activities                                  22,211       69,307      229,070
                                                                        ---------    ---------    ---------
Net increase in cash and cash equivalents                                   5,668        8,809       33,265
Cash and cash equivalents at beginning of year                              6,286       11,954       20,763
                                                                        ---------    ---------    ---------
Cash and cash equivalents at end of year                                $  11,954    $  20,763    $  54,028
                                                                        =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                  $     758    $     551    $   6,611
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

      Principles of Consolidation

      The financial statements include the accounts of the Company and its wholly-owned subsidiary, CVT Adenosine Company, which was incorporated in February 1999 in the Cayman Islands. The subsidiary was dissolved in December 2000. All significant intercompany balances have been eliminated.

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

      Cash Equivalents and Investments

      We consider all highly liquid debt investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash equivalents consist of money market funds, commercial paper and repurchase agreements. All other liquid investments are classified as marketable securities. We limit concentration of risk by diversifying investments among a variety of issuers.

      We determine the appropriate classification of investment securities at the time of purchase and reaffirm such designation as of each balance sheet date. At December 31, 1999 and 2000, all investment securities are designated as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on available-for-sale securities are included in the statement of operations, if any.

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

                              CV THERAPEUTICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

      Revenue Recognition

      Revenue under our collaborative research arrangements is recognized based on the performance requirements of the contract. Payments received consist of up-front payments and milestones. Up-front payments, which are still subject to future performance requirements, are recorded as deferred revenue and are amortized over the performance period. Payments received related to substantive, at-risk milestones are recognized upon completion of the scientific or regulatory event specified in the underlying agreement. Payments received for research activities are recognized as the related research effort is incurred.

      Net Loss Per Share

      In accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.

      Had we been in a net income position for the years ended December 31, 1998, 1999 and 2000, diluted earnings per share would have included the shares used in the computation of basic net loss per share, as well as the dilutive effect of 1,415,000, 1,753,000 and 2,156,000 stock options and 465,004, 443,078 and 40,000 warrants to purchase common stock (prior to the application of the treasury stock method). We have excluded the impact of our convertible subordinated notes from the computation of diluted shares outstanding because the impact of an assumed conversion of these notes is anti-dilutive for all periods presented.

      Other Assets

      Other assets include $5,919,000 of issuance costs, net of related amortization, associated with the sale of $196,250,000 aggregate principal amount of convertible subordinated notes in March 2000 (see Note 8). These issuance costs are being amortized to interest expense over the seven year life of the notes.

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

      Comprehensive Income

      Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"), established standards for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on our available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss).

                              CV THERAPEUTICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

      New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will be effective for the year ending 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS 133 will not have a material effect on the financial statements since we currently do not hold derivative instruments or engage in hedging activities.

2. License and Collaboration Agreements

      University of Florida Research Foundation

      In June 1994, we entered into a license agreement with the University of Florida Research Foundation, Inc. under which we received exclusive worldwide rights to develop A1 adenosine receptor antagonists and agonists for the detection, prevention and treatment of human and animal diseases. In consideration for the license, we paid an initial license fee and are obligated to pay royalties based on net sales of products that utilize the licensed technology. Under this agreement, we must exercise commercially reasonable efforts to develop and commercialize one or more products covered by the licensed technology. In the event we fail to reach certain milestones under the agreement, the licensor may convert the exclusive license into a non-exclusive license. We sublicensed our rights under this license that relate to A1 adenosine receptor antagonists to Biogen in March 1997.

      Syntex

      In March 1996, we entered into a license agreement with Syntex (U.S.A.) Inc. to obtain United States and foreign patent rights to ranolazine for the treatment of angina and other cardiovascular indications. Pursuant to the agreement, Syntex provided quantities of the compound to us. The license agreement is exclusive and worldwide except for the following countries which Syntex has licensed exclusively to Kissei Pharmaceuticals, Ltd. of Japan: Japan, Korea, China, Taiwan, Hong Kong, the Philippines, Indonesia, Singapore, Thailand, Malaysia, Vietnam, Myanmar, Laos, Cambodia and Brunei.

      Under the license agreement, we paid an initial license fee. In addition, we are obligated to make payments upon product approvals in the first two major markets, but in no event later than March 31, 2005 and March 31, 2006, respectively, unless the contract is terminated. In addition, we will make royalty payments based on net sales of products that utilize the licensed technology. We are required to use commercially reasonable efforts to develop and commercialize the product for angina.

                              CV THERAPEUTICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. License and Collaboration Agreements (Continued)

      Biogen

      In March 1997, we entered into two research collaboration and license agreements with Biogen. The agreements grant Biogen the exclusive worldwide right to develop and commercialize any products which are produced based on our A1 adenosine receptor antagonist patents or technologies (including our rights under the University of Florida Research Foundation license) for all indications. In exchange, we received a $16.0 million payment consisting of research related funding, an equity investment and $3.0 million in funding under a general purpose loan facility. Biogen agreed to make milestone payments and equity investments, as well as the loan facility, all of which are subject to achievement of clinical development and commercialization milestones. In February 1998, we terminated the research component of the agreements and, as a result, approximately $4.0 million of deferred revenue was recognized as there were no further research obligations related to this funding. In December 1998, Biogen released an additional $4.5 million under the loan facility. In February 2000, based on results of a Phase II clinical trial, Biogen announced its intention to proceed with the program, but with a backup compound, and subsequently paid us $6.5 million, consisting of a $2.0 million milestone payment and $4.5 million under the loan facility. Biogen will also pay royalties on any future sales of products covered by the agreement. Biogen has control and responsibility for conducting, funding and pursuing all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of A1 adenosine receptor antagonist products under the agreement.

      In March 2000, we repaid the initial $3.0 million installment under the loan facility. In October 2000, we exercised our right to convert $9.0 million in debt from the loan facility into 118,932 shares of our common stock at a price of $75.67 per share, in full repayment of the entire principal amount under this loan facility. In December 2000, we repaid all accrued and unpaid interest on the loan facility.

      Biogen may terminate the agreements for any reason upon 60 days written notice. If Biogen terminates the agreements, all rights to the technology will revert to us, and we will pay Biogen a small royalty on future sales of any A1 adenosine receptor antagonist.

      Incyte

      In July 1998, we entered into a joint research collaboration agreement with Incyte Genomics, Inc. to develop a prototype gene expression database in the area of cardiovascular biology. We contribute our molecular cardiology expertise and Incyte contributes its genomics capabilities. Incyte owns the data produced, and we receive a perpetual, non-exclusive license to use the data in our drug development efforts. Each party bears its own costs of the research. Either party may terminate the agreement on 60 days written notice.

      Innovex

      In May 1999, we entered into a sales and marketing services agreement with Innovex, a subsidiary of Quintiles Transnational Corp. Under this agreement, if ranolazine is approved for sale in the United States by the FDA, Innovex will hire and train a dedicated sales force for ranolazine and assist in funding marketing expenses for up to five years after launch. We will receive 100% of the revenues from sales of ranolazine and we will pay Innovex a share of those revenues.

                              CV THERAPEUTICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. License and Collaboration Agreements (Continued)

      Innovex (Continued)

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

      In exchange for providing these sales and marketing services, Innovex will receive a fee equal to up to an average of 33% of revenues in the first two years of sales, up to 30% of revenues for the third year and up to 25% of revenues in years four and five. Also, for giving us the option to retain this trained sales force at the end of the contract, Innovex will receive a royalty on sales of 7% in the sixth and 4% in the seventh years after launch.

      In connection with the agreement, Quintiles purchased 1,043,705 shares of our common stock for a total purchase price of $5.0 million.

      We or Innovex may terminate the agreement in the event of material uncured breach, bankruptcy or insolvency, our decision to not file an NDA for ranolazine or to terminate development of the product, notice from the United States Food and Drug Administration that it will not approve the product for marketing, or failure to achieve certain minimum sales levels. In addition, we or Innovex may terminate the agreement if product launch will not occur by a specific date. The agreement will terminate automatically if we no longer retain our license rights to ranolazine.

      Fujisawa Healthcare

      In July 2000, we entered into a collaboration with Fujisawa Healthcare, Inc. to develop and market second generation pharmacologic cardiac stress agents. Under this agreement, FHI received exclusive North American rights to CVT-3146, a short acting selective A2A adenosine receptor agonist, and a backup compound. We received $10.0 million from FHI consisting of a $6.0 million up-front payment, which will be recognized as revenue over the expected term of the agreement, and the purchase of 54,270 shares of our common stock for a total purchase price of $4.0 million. We may receive up to an additional $24.0 million in cash based on development and regulatory milestones. FHI will reimburse us for 75% of the development costs, and if approved by the FDA, we will receive a royalty based on product sales of CVT-3146 and may receive a royalty on another product sold by FHI.

      FHI may terminate the agreement for any reason on 90 days written notice, and we may terminate the agreement if FHI fails to launch a product within a specified period after marketing approval. In addition, we or FHI may terminate the agreement in the event of material uncured breach, or bankruptcy or insolvency.

                              CV THERAPEUTICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments

                                             Gross        Gross
                            Amortized     Unrealized    Unrealized      Market
                           Cost Basis        Gains        Losses         Value
                           ----------     ----------    ----------    ----------
                                             (in thousands)
Cash equivalents
  Money market funds       $   12,571     $       --    $       --    $   12,571
  Commercial paper              4,715              5            --         4,720
  Corporate bonds               2,254             --            --         2,254
                           ----------     ----------    ----------    ----------
                           $   19,540     $        5    $       --    $   19,545
                           ==========     ==========    ==========    ==========
Marketable securities
  Commercial paper         $   11,886     $       15    $       --    $   11,901
  Corporate bonds              57,288             --           194        57,094
  Foreign bonds                 1,502             --             3         1,499
                           ----------     ----------    ----------    ----------
                           $   70,676     $       15    $      197    $   70,494
                           ==========     ==========    ==========    ==========

      Following is a summary of available-for-sale securities at December 31, 1999:

      As of December 31, 1999, we had marketable securities with maturities of less than one year of $43.3 million and greater than one year of $27.2 million. The average contractual maturity as of December 31, 1999 was approximately eight months, with no single investment's maturity exceeding sixteen months.

      Following is a summary of available-for-sale securities at December 31, 2000:

                                              Gross         Gross
                                Amortized   Unrealized    Unrealized     Market
                               Cost Basis     Gains         Losses       Value
                               ----------   ----------    ----------    --------
                                                 (in thousands)
Cash equivalents
  Money market funds           $   29,266   $       --   $       --   $   29,266
  Commercial paper                 24,744           --           --       24,744
                               ----------   ----------   ----------   ----------
                               $   54,010   $       --   $       --   $   54,010
                               ==========   ==========   ==========   ==========
Marketable securities
  Commercial paper             $   34,545   $       36   $       --   $   34,581
  US government securities         10,042           80           --       10,122
  Asset backed securities          13,970           81           --       14,051
  Corporate bonds                 177,418        1,046           16      178,448
  Foreign bonds                     4,987           --           24        4,963
                               ----------   ----------   ----------   ----------
                               $  240,962   $    1,243   $       40   $  242,165
                               ==========   ==========   ==========   ==========

      As of December 31, 2000, we had marketable securities with maturities of less than one year of $34.6 million and greater than one year of $207.6 million. The average contractual maturity as of December 31, 2000 was approximately fifteen months, with no single investment's maturity exceeding thirty-six months.

                              CV THERAPEUTICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property and Equipment

                                                              December 31,
                                                         ----------------------
                                                           1999          2000
                                                         --------      --------
                                                             (in thousands)
Machinery and equipment                                  $  4,319      $  5,682
Furniture and fixtures                                        629           833
Leasehold improvements                                      3,536         4,124
                                                         --------      --------
                                                            8,484        10,639
Less accumulated depreciation and amortization             (5,808)       (7,239)
                                                         --------      --------
                                                         $  2,676      $  3,400
                                                         ========      ========

      Property and equipment are recorded at cost and consist of the following:

      Property and equipment include $1.4 million and $2.9 million recorded under capital leases at December 31, 1999 and 2000, respectively. Accumulated amortization related to leased assets totaled $297,000 and $950,000 at December 31, 1999 and 2000, respectively (see Note 7).

      Depreciation expense, including depreciation of assets under capital leases, was $435,000, $608,000 and $670,000 for 1998, 1999 and 2000
respectively. Amortization expense, for leasehold improvements, was $399,000, $517,000 and $761,000 for 1998, 1999 and 2000 respectively.

5. Accrued Liabilities

                                                              December 31,
                                                         ----------------------
                                                           1999          2000
                                                         --------      --------
                                                             (in thousands)
Accrued interest                                         $    571      $  2,952
Compensation related accruals                                 952         1,456
Accrued research obligation                                   308           308
Clinical trials                                                --         1,562
Other                                                       1,396         3,065
                                                         --------      --------
                                                         $  3,227      $  9,343
                                                         ========      ========

      Accrued liabilities consists of the following:

                              CV THERAPEUTICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt

      In March 1997, we entered into an unsecured loan agreement with Biotech Manufacturing in association with the Biogen Agreements (see Note 2). Under the terms of the Biotech Manufacturing loan agreement, Biotech Manufacturing made available to us for general purposes an amount not to exceed $12.0 million with interest due annually at prime plus 1.5%. Upon the effective date of the Biogen Agreements, we drew down $3.0 million of the loan. In December 1998, we drew down an additional $4.5 million in connection with the final study report from an earlier phase II study of AdentriTM, which was jointly prepared by us and Biogen. In August 2000, we drew down the remaining $4.5 million. In March 2000, we repaid the initial $3.0 million installment. In October 2000, we exercised our right to convert the remaining $9.0 million in debt from the loan facility into 118,932 shares of our common stock at a price of $75.67 per share, in full repayment of the entire principal amount under this loan facility. In December 2000, we repaid all accrued and unpaid interest on the loan facility, in full repayment of the loan facility.

7. Leases

      We lease some of our fixed assets under four noncancellable capital leases.

      We lease two facilities under noncancellable operating leases. The lease for one facility expires in April 2012. The lease for the second facility incorporates a sublease which expires in February 2005 and a master lease which expires in April 2012.

                                                         Operating      Capital
                                                          Leases        Leases
                                                         --------      --------
                                                              (in thousands)
Year ending December 31,
  2001                                                   $  7,696      $    943
  2002                                                     10,911           885
  2003                                                     11,902           448
  2004                                                     12,290           410
  2005                                                      9,795            --
  2006 and thereafter                                      91,644            --
                                                         --------      --------
Total minimum payments                                   $144,238         2,686
                                                         ========
Less amount representing interest                                          (357)
                                                                       --------
Present value of future lease payments                                    2,329
Less current portion                                                       (764)
                                                                       --------
Long-term portion                                                      $  1,565
                                                                       ========

      Following is a schedule of future minimum lease payments:

      Rent expense, net of sublease rentals, for the years ended December 31, 1998, 1999, and 2000 was $396,000, $409,000 and $1.1 million respectively.

                              CV THERAPEUTICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Convertible Subordinated Notes

      In March 2000, we completed a private placement of $196,250,000 aggregate principal amount of 4.75% convertible subordinated notes due March 7, 2007. The notes are unsecured and subordinated in right of payment to all existing and future senior debt as defined in the indenture governing the notes. We pay interest semi-annually on March 7th and September 7th of each year. The conversion rate is 15.66 shares of common stock per $1,000 principal amount of notes. This is equivalent to a conversion price of $63.84 per share. The conversion rate is subject to adjustment in certain events. We have reserved 3,074,091 shares of authorized common stock for issuance upon conversion of the notes. We may redeem the notes on or after March 7, 2003 and prior to maturity, at a premium or earlier if our stock price reaches certain defined levels. We incurred issuance costs related to this private placement of approximately $6,701,000 which have been recorded as other assets and are being amortized to interest expense over the seven-year life of the notes.

      The fair value of our convertible subordinated notes, based upon the last publicly-traded price for the notes at December 31, 2000, approximates $244,253,000.

9. Related Party Transactions

      From 1992 through 2000, we issued loans to certain of our officers and employees related to relocation, purchases of stock and other purposes of which loans aggregating $547,000 and $358,000 were outstanding at December 31, 1999 and 2000, respectively. These loans bear interest at 4.51% to 10.00% per annum. The amounts are repayable on various dates through January 1, 2005. As of December 31, 1999, loans for $87,000 related to the purchase of common stock, were included in stockholders' equity.

10. Stockholders' Equity

      Employee Stock Purchase Plan

      In September 1996, the board of directors adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 150,000 shares of our common stock. In May 2000, our stockholders approved an additional 75,000 shares for this plan with annual increases through 2005 in an amount equal to the least of (i) one-half of one percent of the number of outstanding shares of our common stock, (ii) 100,000 shares, or (iii) a smaller number of shares determined by the board of directors. The Purchase Plan is designed to allow eligible employees of ours or an affiliate of ours to purchase shares of our common stock at quarterly intervals through their periodic payroll deductions, which may not exceed 15 percent of any employee's compensation, at a price not less than the lesser of an amount equal to 85 percent of the fair market value of our common stock at the beginning of the offering period or an amount equal to 85 percent of the fair market value of our common stock on each purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with us. We have issued 163,890 shares under the Purchase Plan through December 31, 2000.

                              CV THERAPEUTICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Continued)

      Stock Option Plans

      We reserved 345,000 shares of common stock for issuance under our amended and restated 1992 Stock Option Plan, which provided for common stock options to be granted to employees, consultants, officers, and directors. No additional grants will be made under the 1992 Stock Option Plan.

      We reserved 1,800,000 shares of common stock for issuance under our amended and restated 1994 Equity Incentive Plan which provided for common stock options to be granted to employees of and consultants to us and our affiliates. No additional grants will be made under the 1994 Equity Incentive Plan.

      Our Non-Employee Directors' Stock Option Plan was amended and restated in 1996 to allow the granting of up to 250,000 shares of common stock to our directors who are not otherwise an employee of, or consultant of ours or any affiliate of ours. In May 2000, our stockholders approved an additional 150,000 shares for this plan. Options granted under this plan expire no later than 10 years from the date of grant. The exercise price of each option shall be the fair market value of the stock subject to such option on the date such option is granted. The options generally vest in increments over a period of three years from the date of grant for new directors while they vest one year after grant date for other grants. In August 2000, the board of directors approved amending the plan to increase the number of shares automatically granted to new members of the board of directors and to modify the vesting schedule of all future grants under the plan.

      In May 2000, our stockholders approved the 2000 Equity Incentive Plan and the issuance of up to 1,500,000 shares of common stock under the plan. The 2000 Equity Incentive Plan provides for common stock options to be granted to employees of and consultants to us and our affiliates. The Plan allows for the grant of incentive stock options, non-statutory stock options, stock bonuses, and rights to purchase restricted stock and stock appreciation rights. Options and rights granted under this plan expire no later than 10 years from the date of grant. The exercise price of each incentive stock option shall be not less than 100% of the fair market value of the stock subject to the option on the date the option is granted. The exercise price of each non-statutory option shall be not less than 100% of the fair market value of the stock subject to the option on the date the option is granted. The vesting provisions of individual options may vary but in each case will provide for vesting of at least 20% of the total number of shares subject to the option per year.

      In July 2000, the board of directors approved the 2000 Nonstatutory Incentive Plan and the issuance of up to 250,000 shares of common stock under the plan. In February 2001, the board of directors approved the issuance of up to an additional 350,000 shares of common stock for a total of up to 600,000 shares under the plan. The 2000 Nonstatutory Incentive Plan provides for common stock options to be granted to employees of and consultants to us and our affiliates. The Plan allows for the grant of nonstatutory stock options, stock bonuses and rights to purchase restricted stock. Options and rights granted under this plan expire no later than 10 years from the date of grant. The exercise price of each nonstatutory option shall be not less than 100% of the fair market value of the stock subject to the option on the date the option is granted. The vesting provisions of individual options may vary but in each case will provide for vesting of at least 20% of the total number of shares subject to the option per year.

                              CV THERAPEUTICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Continued)

                                                   Outstanding Options
                                   -----------------------------------------------------
                                    Shares     Number                       Weighted
                                   Available     of        Price per         Average
                                   for Grant   Shares        Share        Exercise Price
                                   ---------   ------    --------------   --------------
                                           (in thousands, except per share amounts)
Balance at December 31, 1997         1,078     1,077     $0.80 - $10.88       $ 4.75
Options granted                       (533)      533     $4.50 - $10.50       $ 9.03
Options forfeited                      116      (116)    $0.80 - $10.00       $ 5.20
Options exercised                       --       (79)     $0.80 - $8.50       $ 2.45
                                   -------    ------
Balance at December 31, 1998           661     1,415     $0.80 - $10.88       $ 6.45
Options granted                       (472)      472     $3.94 - $15.88       $ 7.41
Options forfeited                       52       (52)    $2.00 - $10.88       $ 6.16
Options exercised                       --       (82)     $0.80 - $9.88       $ 3.45
                                   -------    ------
Balance at December 31, 1999           241     1,753     $0.80 - $15.88       $ 6.86
Shares authorized                    1,900        --                 --           --
Options granted                       (900)      900    $23.50 - $86.56       $45.75
Options forfeited                       48       (48)    $2.50 - $72.38       $25.37
Options exercised                       --      (449)    $0.80 - $15.88       $ 5.15
                                   -------    ------
Balance at December 31, 2000         1,289     2,156     $0.80 - $86.56       $23.04
                                   =======    ======


      The following table summarizes option activity under all option plans:

                                                                     Outstanding Options
--------------------------------------------------------------------------------------------------------------------------
                                                       Weighted                                  Exercisable Options
                                                       Average                            --------------------------------
                                       Shares         Remaining           Weighted         Number of         Weighted
                                     Outstanding   Contractual Life    Average Exercise      Shares       Average Exercise
Range of Exercise Prices            (in thousands)    (in years)            Price         (in thousands)       Price
------------------------            -------------- ----------------  -------------------- --------------  ----------------
$ 0.80 - $ 7.13                           571             7.2             $    4.79             344          $    4.15
$ 7.25 - $ 9.25                           547             7.0             $    8.71             340          $    8.52
$ 9.38 - $37.13                           770             9.1             $   31.75              75          $   11.37
$37.44 - $86.56                           268             9.6             $   66.19              15          $   74.41
                                    ---------                                              --------
$ 0.80 - $86.56                         2,156             8.1             $   23.04             774          $    8.12
                                    =========                                              ========

      The following table summarizes information about stock options outstanding at December 31, 2000:

                              CV THERAPEUTICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Continued)

      Pro Forma Information-Stock-Based Compensation

      We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of our employee stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized.

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

                                     1998             1999             2000
                                     ----             ----             ----
Expected life (years)                5.1              5.1              4.9
Expected volatility                  .54              .60              .65
Risk-free interest rate              5.5%             5.5%             6.5%

dividends and the following weighted-average assumptions:

      For pro forma purposes, the estimated fair value of our stock-based awards to employees is amortized over the options' vesting period. Our pro forma information follows (in thousands except for loss per share information):

                                     1998              1999              2000
                                 ----------        ----------        ----------
Net loss:
  As reported                    $  (12,602)       $  (23,122)       $  (38,380)
                                 ==========        ==========        ==========
  Pro forma                      $  (13,691)       $  (24,336)       $  (45,055)
                                 ==========        ==========        ==========
Net loss per share:
  As reported                    $    (1.16)       $    (1.75)       $    (2.06)
                                 ==========        ==========        ==========
  Pro forma                      $    (1.25)       $    (1.84)       $    (2.41)
                                 ==========        ==========        ==========

      The weighted-average fair value of options granted with exercise prices at fair value of our common stock during 1998, 1999 and 2000 was $4.73, $4.18 and $24.00 respectively.

                              CV THERAPEUTICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Continued)

      Warrants

      Warrants to purchase our common stock were issued in connection with various financing, lending and equipment lease arrangements. As of December 31, 2000, 40,000 warrants, issued in April 1995 with an exercise price of $8.90 and an expiration date in April 2005, were outstanding. We have reserved 40,000 shares of our common stock for issuance upon the exercise of the warrants.

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

      In July 2000, the board of directors approved certain amendments to our stockholders rights plan, including lowering the trigger percentage from 20 percent to 15 percent, and raising the exercise price for each right from $35.00 to $500.00.

                              CV THERAPEUTICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes

      As of December 31, 2000, we had federal and state net operating loss carryforwards of approximately $114 million and $30 million, respectively. We also had federal and California research and development tax credit carryforwards of approximately $3.6 million and $2.7 million. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2006 through 2020, if not utilized. The state of California net operating loss carryforwards will expire at various dates beginning in the year 2001 through 2005, if not utilized.

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

                                                         1999            2000
                                                       --------        --------
                                                             (in thousands)
Net operating loss carryforwards                       $ 30,310        $ 40,430
Research credits (expiring 2008-2020)                     4,520           5,400
Capitalized research and development                      3,490           2,260
Other, net                                                1,890           3,670
                                                       --------        --------
Total deferred tax assets                                40,210          51,760
Valuation allowance for deferred tax assets             (40,210)        (51,760)
                                                       --------        --------
Total                                                  $     --        $     --
                                                       ========        ========

of our deferred tax assets are as follows at December 31:

      The valuation allowance increased by $6.3 million and $10.2 million during the years ended December 31, 1998, and 1999, respectively.

12. Subsequent Events (unaudited)

      In July 2000, we received a financing commitment from Acqua Wellington North American Equities Fund, Ltd. to purchase up to $120 million of our common stock through November 2002. As of December 31, 2000 we have issued shares representing $30 million under this commitment. On February 20, 2001, we amended the common stock purchase agreement to allow for the sale of up to an aggregate of $220 million of our common stock, an increase of $100 million.