Form 10-Q
period 2001-03-31
CV THERAPEUTICS INC
filed 2001-05-14
CIK 921506

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

    The number of shares of Common Stock, $0.001 par value, outstanding as of April 30, 2001 was 19,748,008.


________________________________________________________________________________
________________________________________________________________________________

                        PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                         CV THERAPEUTICS, INC.
                                      CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share and per share amounts)

                                                                             December 31,        March 31,
                                                                                 2000              2001
                                                                              ---------         ---------
                                                                                 (A)            (unaudited)
                                  ASSETS
Current assets:
  Cash and cash equivalents                                                   $ 54,028          $ 33,436
  Marketable securities                                                        242,165           250,014
  Other current assets                                                           5,739             5,767
                                                                              ---------         ---------
Total current assets                                                           301,932           289,217
Notes receivable from related parties                                              303               301
Property and equipment, net                                                      3,400             3,426
Other assets                                                                     5,998             5,758
                                                                              ---------         ---------
Total assets                                                                  $311,633          $298,702
                                                                              =========         =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $  5,206          $  3,408
  Accrued liabilities                                                            9,343             7,306
  Current portion of capital lease obligation                                      764               781
  Current portion of deferred revenue                                            1,029             1,029
                                                                              ---------         ---------
Total current liabilities                                                       16,342            12,524
Capital lease obligation                                                         1,565             1,363
Convertible subordinated notes                                                 196,250           196,250
Deferred revenue                                                                 5,659             4,402
Other liabilities                                                                   35                 -
                                                                              ---------         ---------
Total liabilities                                                              219,851           214,539
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized, none
       issued and outstanding                                                        -                 -
  Common stock, $0.001 par value, 85,000,000 shares authorized, 19,523,045 and 19,743,342 shares issued and outstanding at December 31, 2000 and
       March 31, 2001, respectively; at amounts paid in                        222,223           227,547
  Deferred compensation                                                           (589)             (310)
  Accumulated deficit                                                         (131,055)         (146,135)
  Cumulative other comprehensive income                                          1,203             3,061
                                                                              ---------         ---------
Total stockholders' equity                                                      91,782            84,163
                                                                              ---------         ---------
Total liabilities and stockholders' equity                                    $311,633          $298,702
                                                                              =========         =========


(A) Derived from the audited financial statements included in our Annual Report on Form 10-K for 2000


                                       See accompanying notes

                                          CV THERAPEUTICS, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands, except per share amounts)
                                              (unaudited)

                                                                             Three months ended March 31,
                                                                              -------------------------
                                                                                 2000            2001
                                                                              ---------       ---------
Revenues:
  Collaborative research                                                      $      -        $  1,818
Operating expenses:
  Research and development                                                       6,694          16,858
  General and administrative                                                     1,532           2,299
                                                                              ---------       ---------
Total operating expenses                                                         8,226          19,157
                                                                              ---------       ---------
Loss from operations                                                            (8,226)        (17,339)
Interest income                                                                  2,048           4,916
Interest and other expense                                                        (905)         (2,657)
                                                                              ---------       ---------
Net loss                                                                      $ (7,083)       $(15,080)
                                                                              =========       =========
Basic and diluted net loss per share                                          $  (0.39)       $  (0.77)
                                                                              =========       =========
Shares used in computing basic and diluted
  net loss per share                                                            18,247          19,653
                                                                              =========       =========

                                         See accompanying notes

                                            CV THERAPEUTICS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                 (unaudited)

                                                                       Three months ended March 31,
                                                                        -------------------------
                                                                           2000            2001
                                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $ (7,083)       $(15,080)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Amortization of deferred compensation                                      207            (114)
  Depreciation and amortization                                              452             (36)
  Change in assets and liabilities:
    Other current assets                                                     (27)            (28)
    Other assets                                                          (6,293)              -
    Accounts payable                                                        (191)         (1,798)
    Accrued and other liabilities                                          1,010          (2,072)
    Deferred revenue                                                           -          (1,257)
                                                                        ---------       ---------
Net cash used in operating activities                                    (11,925)        (20,385)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                                  (3,549)        (82,600)
Maturities of investments                                                 17,500          77,345
Capital expenditures                                                        (142)           (486)
Notes receivable from officers and employees                                  50               2
                                                                        ---------       ---------
Net cash provided by (used in) investing activities                       13,859          (5,739)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations                                        (96)           (185)
Borrowings under convertible subordinated debt, net of issuance costs    196,250               -
Repayments of long-term debt                                              (3,000)              -
Net proceeds from issuance of common stock, net of repurchases               572           5,717
                                                                        ---------       ---------
Net cash provided by (used in) financing activities                      193,726           5,532
                                                                        ---------       ---------
Net increase (decrease) in cash and cash equivalents                     195,660         (20,592)
Cash and cash equivalents at beginning of period                          20,763          54,028
                                                                        ---------       ---------
Cash and cash equivalents at end of period                              $216,423        $ 33,436
                                                                        =========       =========

                                            See accompanying notes

                            CV THERAPEUTICS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    The accompanying consolidated financial statements of CV Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles, are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations, for the interim periods presented. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2001 or of future operating results for any interim period. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000 which includes the audited consolidated financial statements and the notes thereto.

    Revenue Recognition

    Revenue under our collaborative research arrangements is recognized based on the performance requirements of the contract. Payments received consist of up-front payments, milestones and reimbursements for research activities. Up-front payments, which are still subject to future performance requirements, are recorded as deferred revenue and are amortized over the performance period. Payments received related to substantive, at-risk milestones are recognized upon completion of the scientific or regulatory event specified in the underlying agreement. Payments received for research activities are recognized as the related research effort is incurred.

    Net Loss Per Share

    Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares have been excluded from the computation as their effect is antidilutive.

2.  COMPREHENSIVE LOSS

    The components of comprehensive loss for the three months ended March 31, 2000 and 2001 are as follows:

                                                                2000            2001
                                                             ---------       ---------
        (in thousands)
        Net loss                                             $ (7,083)       $(15,080)
        Unrealized gains (losses) on securities                   118           1,858
                                                             ---------       ---------
        Comprehensive loss                                   $ (6,965)       $(13,222)
                                                             =========       =========


3.  SUBSEQUENT EVENT

    On April 20, 2001, we filed a Registration Statement on Form S-3, which has not yet been declared effective, registering up to an aggregate of $190,000,000 of our common stock, $85,000,000 of which is carried over from a Registration Statement on Form S-3 that we filed on July 19, 2000 , and $100,000,000 of which is carried over from a Registration Statement on Form S-3 that we filed on January 4, 2001, pursuant to Rule 429 of the Securities Act of 1933, as amended. As an exhibit to the Registration Statement, we attached the Amended and Restated Common Stock Purchase Agreement, dated as of August 7, 2000, by and between us and Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington"), which reduced the number of shares of common stock that we may sell, at a discount to the market price, to Acqua Wellington to up to $149,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report contain forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future clinical or product development or financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of those terms and other comparable terminology. If one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" as well as such other risks and uncertainties detailed in our other Securities and Exchange Commission reports and filings.

OVERVIEW

    CV Therapeutics is a biopharmaceutical company engaged in the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. Since our inception in December 1990, substantially all of our resources have been dedicated to research and development. To date, we have not generated any product revenues and do not expect to generate any product revenues for at least several years. As of March 31, 2001, we had an accumulated deficit of $146.1 million. We expect our sources of revenues, if any, for the next several years to consist of payments under corporate partnerships and interest income. The process of developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future. We will not receive product revenues unless we or our collaborative partners complete clinical trials and successfully commercialize one or more of our products.

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

RESULTS OF OPERATIONS

    Collaborative Research Revenues. Collaborative research revenues were $1.8 million for the quarter ended March 31, 2001 while there were none for the quarter ended March 31, 2000. The collaborative research revenues for the quarter ended March 31, 2001 included recognition of a $1.0 million milestone payment from our partner, Biogen Inc., which was released in connection with their initiation of a phase I oral development program for Adentri. The remaining revenues relate to our collaboration with Fujisawa Healthcare, Inc. and consist of both the amortization of up-front payments and the reimbursement of certain development costs.

    Research and Development Expenses. Research and development expenses increased to $16.9 million for the quarter ended March 31, 2001, compared to $6.7 million for the quarter ended March 31, 2000. The increase was due to greater external costs associated with ranolazine and our other clinical programs in addition to hiring additional employees to provide support for an increased level of activity in our research, development and clinical programs. We expect research and development expenses to continue to increase in the future as we further expand product development efforts and clinical trials.

    General and Administrative Expenses. General and administrative expenses increased to $2.3 million for the quarter ended March 31, 2001, compared to $1.5 million for the quarter ended March 31, 2000. The increase was due to additional facility expenses and greater outside legal services related to general business matters and patents. We expect general and administrative expenses to continue to increase in the future in line with our research and development activities.

    Interest Income. Interest income increased to $4.9 million for the quarter ended March 31, 2001, compared to $2.0 million for the quarter ended March 31, 2000. The increase was due to higher average investment balances as a result of the sale of convertible subordinated notes in March 2000. We expect that interest income will fluctuate with average investment balances and market interest rates.

    Interest and Other Expense.   Interest and other expense increased to
$2.7 million for the quarter ended March 31, 2001 compared to $905,000 for the quarter ended March 31, 2000. The increase was primarily due to interest expense, related to the convertible subordinated notes issued in March 2000, which was $2.3 million for the quarter ended March 31, 2001 compared to $621,000 for the quarter ended March 31, 2000. We expect that interest and other expense will fluctuate with average loan balances.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. In May 1999, we entered into a sales and marketing services agreement with Innovex Inc. pursuant to which Innovex's parent, Quintiles Transnational Corp., purchased 1,043,705 shares of our common stock for a total investment of $5.0 million. In addition, we entered into two promissory notes with Quintiles. The first promissory note in the amount of $10.0 million may be drawn down by us upon filing a New
Drug Application for ranolazine. The second promissory note shall be for an amount to be determined after commercial launch of ranolazine. Both notes are convertible into shares of common stock at the option of Quintiles upon the occurrence of certain events. In October 1999, we completed a follow-on public offering and raised net proceeds of approximately $64.3 million. In March 2000, we entered into a purchase agreement pursuant to which we sold to certain purchasers $196.3 million in aggregate principal amount of convertible subordinated notes. The offering of the notes was made to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Interest on the notes will accrue at a rate of 4.75% per year, subject to adjustment in certain circumstances. The notes will mature on March 7, 2007 and are convertible into shares of our common stock at a conversion price of $63.84 per share, subject to adjustment in certain circumstances. We may, at our option, redeem the notes at any time after March 7, 2003 or earlier if our stock price reachs certain defined levels.
In March 2000, we repaid the initial $3.0 million installment under a loan facility with Biogen, bringing the outstanding balance to $4.5 million. In July 2000 we entered into a collaboration with Fujisawa Healthcare, Inc. to develop and market second generation pharmacologic cardiac stress agents. Under this agreement we received $10.0 million from Fujisawa Healthcare, Inc. consisting of an up-front payment and the purchase of our common stock. In August 2000, we received a financing commitment from Acqua Wellington
North American Equities Fund, Ltd. to purchase up to $120 million of our common stock through November 2002. In August 2000, we drew down an additional $4.5 million under a general purpose loan facility with Biogen bringing the outstanding balance to $9.0 million. In October 2000, we exercised our right to convert $9.0 million in debt from the Biogen loan facility into 118,932 shares of our common stock at a price of $75.67 per share, in full repayment of the entire principal amount under this loan facility. In December 2000, we repaid all accrued and unpaid interest on the loan facility, in full repayment of the loan facility. In February 2001, we amended the common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. to allow for the sale of up to an aggregate of $220 million of our common stock, an increase of $100 million. As described under "Subsequent Event" above, we amended the common stock purchase agreement again to reduce the number of shares to an aggregate of $149 million of our common stock. As of March 31, 2001 we have issued shares representing $35.0 million under this commitment.

    Cash, cash equivalents and marketable securities at March 31, 2001 totaled $283.5 million compared to $296.2 million at December 31, 2000. The decrease was due to utilizing $20.4 million to fund operations offset by $5.7 million raised from the issuance of our common stock, including $5.0 million of common stock issued pursuant to our agreement with Acqua Wellington.

    Net cash used in operations for the three months ended March 31, 2001 was $20.4 million compared to $11.9 million for the three months ended March 31, 2000. The increase was primarily due to increased research and development efforts.

    As of March 31, 2001, we have invested $11.1 million in property and equipment with the rate of investment having increased in line with increased research and development efforts. We expect to continue to make investments in property and equipment to support our growth.

    We may require substantial additional funding in order to complete our research and development activities and commercialize any potential products. We currently estimate that our existing resources and projected interest income will enable us to maintain our current and planned operations for at least the next 24 months. However, we cannot assure you that we will not require additional funding prior to then or that additional financing will be available on acceptable terms or at all.

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

    *       adverse events occurring during the clinical trials

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

    In addition, data obtained from preclinical and clinical activities are susceptible to different interpretations, which could delay, limit or prevent regulatory approval. Delays or rejections may be based upon many factors, including changes in regulatory policy during the period of product development. For example, the initial clinical trials with ranolazine used a different formulation of ranolazine than we used in the MARISA trials and we are using in the second Phase III clinical trial of ranolazine, called Combination Assessment of Ranolazine In
Stable Angina or CARISA. This means that the NDA will contain data from trials using two different formulations and is subject to interpretation by the FDA. An unfavorable interpretation could result in actions by the FDA that would delay potential approval. We may be unable to maintain our proposed schedules for IND applications and clinical protocol submissions to the FDA, initiations of clinical trials and completions of clinical trials as a result of FDA reviews or complications that may arise in any phase of the clinical trial program.

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

    *       FDA refusal to approve pending NDAs or supplements to approved NDAs

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

    Under our collaborative arrangements, we or our collaborative partners may also have to meet performance milestones. If we fail to meet our obligations under our collaborative arrangements, our collaborators could terminate their arrangements or we could lose rights to the compounds under development. For example, under our agreement with Innovex, we are required to launch the product by a specific date. If we fail to reach this milestone, Innovex will no longer be obligated to provide sales and marketing services for ranolazine. Under our agreement with Biogen, in order for us to receive development milestone payments, Biogen must meet development milestones. Under our license agreement with Syntex U.S.A. Inc. for ranolazine, we are required to make milestone payments to Syntex following FDA approval of ranolazine and following regulatory approval of ranolazine in Europe. These payments are due no later than March 31, 2005 and March 31, 2006, respectively. Under our agreement with Fujisawa, we are responsible for development activities and must meet development milestones in order to receive development milestone payments.

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

    WE EXPECT TO CONTINUE TO OPERATE AT A LOSS AND MAY NEVER ACHIEVE PROFITABILITY.

    We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research and development activities. We have generated no product revenues. As of March 31, 2001, we had an accumulated deficit of $146.1 million. The process of developing our products requires significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future.

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

    Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may, among other things:

    * have to delay, scale back or eliminate some or all of our research or development programs

    *       lose rights under existing licenses

    * have to relinquish more of, or all of, our rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise seek

    *       be unable to operate as a going concern

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

    WE MAY BE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY.

    Our success will depend to a significant degree on our ability to:

    *       obtain patents and licenses to patent rights

    *       maintain trade secrets

    *       operate without infringing on the proprietary rights of others

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

ITEM 3. MARKET RISK

    Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. As of March 31, 2001 no significant changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 2000.

                         PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits required by Item 601 of Regulation S-K

            EXHIBIT NUMBER                             DESCRIPTION

                 10.71                             Amended and Restated
                                                   Common Stock Purchase
                                                   Agreement, dated as of
                                                   August 7, 2000, between
                                                   the Registrant and Acqua
                                                   Wellington North American
                                                   Equities Fund, Ltd.  (1)

                 10.72 Third Amendment to Lease, dated February 16, 2001, between the Registrant and Jack R. Wheatley dba
                                                   Matadero Creek.

    (b)     Reports on Form 8-K

            The Registrant filed a current report on Form 8-K with the Commission on February 21, 2001, with respect to the amendment of the stock purchase agreement between the Registrant and Acqua Wellington.
___________________

(1) Incorporated by reference to Exhibit 4.6 to the Registration Statement Number 333-59318 filed by the Registrant on April 20, 2001.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                              CV THERAPEUTICS, INC.

Date: May 14, 2001                   By: /s/ LOUIS G. LANGE, M.D., PH.D.
                                             Louis G. Lange, M.D., Ph.D.
                                Chairman of the Board & Chief Executive Officer
                                            (Principal Executive Officer)


Date: May 14, 2001                   By: /s/ DANIEL K. SPIEGELMAN
                                             Daniel K. Spiegelman
                                            Chief Financial Officer
                                 (Principal Financial and Accounting Officer)