Form 10-Q
period 2001-06-30
CV THERAPEUTICS INC
filed 2001-08-14
CIK 921506

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

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

    The number of shares of Common Stock, $0.001 par value, outstanding as of August 13, 2001 was 22,238,345.


________________________________________________________________________________
________________________________________________________________________________

                        PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                         CV THERAPEUTICS, INC.
                                      CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share and per share amounts)

                                                                             December 31,        June 30,
                                                                                 2000              2001
                                                                              ---------         ---------
                                                                                 (A)            (unaudited)
                                  ASSETS
Current assets:
  Cash and cash equivalents                                                   $ 54,028          $ 62,198
  Marketable securities                                                        242,165           299,890
  Other current assets                                                           5,739             6,585
                                                                              ---------         ---------
Total current assets                                                           301,932           368,673
Notes receivable from related parties                                              303               451
Property and equipment, net                                                      3,400             6,007
Other assets                                                                     5,998             5,519
                                                                              ---------         ---------
Total assets                                                                  $311,633          $380,650
                                                                              =========         =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $  5,206          $  5,962
  Accrued liabilities                                                            9,343            10,099
  Current portion of capital lease obligation                                      764               799
  Current portion of deferred revenue                                            1,029             1,029
                                                                              ---------         ---------
Total current liabilities                                                       16,342            17,889
Capital lease obligation                                                         1,565             1,156
Convertible subordinated notes                                                 196,250           196,250
Deferred revenue                                                                 5,659             4,145
Other liabilities                                                                   35                 -
                                                                              ---------         ---------
Total liabilities                                                              219,851           219,440
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized, none
       issued and outstanding                                                        -                 -
  Common stock, $0.001 par value, 85,000,000 shares authorized, 19,523,045 and 21,855,726 shares issued and outstanding at December 31, 2000 and
       June 30, 2001, respectively; at amounts paid in                         222,223           324,838
  Deferred compensation                                                           (589)             (332)
  Accumulated deficit                                                         (131,055)         (165,506)
  Cumulative other comprehensive income                                          1,203             2,210
                                                                              ---------         ---------
Total stockholders' equity                                                      91,782           161,210
                                                                              ---------         ---------
Total liabilities and stockholders' equity                                    $311,633          $380,650
                                                                              =========         =========


(A) Derived from the audited financial statements included in our Annual Report on Form 10-K for 2000


                                       See accompanying notes

                                                CV THERAPEUTICS, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (in thousands, except per share amounts)
                                                    (unaudited)

                                                        Three months ended June 30,        Six months ended June 30,
                                                         -------------------------         -------------------------
                                                            2000            2001              2000            2001
                                                         ---------       ---------         ---------       ---------
Revenues:
  Collaborative research                                 $  2,000        $  1,014          $  2,000        $  2,833
Operating expenses:
  Research and development                                  9,346          19,479            16,040          36,337
  General and administrative                                1,585           2,927             3,117           5,226
                                                         ---------       ---------         ---------       ---------
Total operating expenses                                   10,931          22,406            19,157          41,563
                                                         ---------       ---------         ---------       ---------
Loss from operations                                       (8,931)        (21,392)          (17,157)        (38,730)
Interest income                                             4,265           4,676             6,314           9,592
Interest and other expense                                 (2,717)         (2,655)           (3,623)         (5,313)
                                                         ---------       ---------         ---------       ---------
Net loss                                                 $ (7,383)       $(19,371)         $(14,466)       $(34,451)
                                                         =========       =========         =========       =========
Basic and diluted net loss per share                     $  (0.40)       $  (0.96)         $  (0.79)       $  (1.73)
                                                         =========       =========         =========       =========
Shares used in computing basic and diluted
  net loss per share                                       18,379          20,172            18,313          19,913
                                                         =========       =========         =========       =========

                                               See accompanying notes

                                            CV THERAPEUTICS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                 (unaudited)

                                                                        Six months ended June 30,
                                                                        -------------------------
                                                                           2000            2001
                                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $(14,466)       $(34,451)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Gains on the sale of investments                                             -            (713)
  Amortization of deferred compensation                                      401             117
  Depreciation and amortization                                            1,079             982
  Change in assets and liabilities:
    Other current assets                                                    (615)           (846)
    Other assets                                                             (30)              -
    Accounts payable                                                       1,147             756
    Accrued and other liabilities                                          3,940             721
    Deferred revenue                                                           -          (1,514)
                                                                        ---------       ---------
Net cash used in operating activities                                     (8,544)        (34,948)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                                  (3,549)       (175,585)
Maturities/sales of investments                                           29,650         120,060
Capital expenditures                                                        (539)         (3,590)
Notes receivable from related parties                                         50            (148)
                                                                        ---------       ---------
Net cash provided by (used in) investing activities                       25,612         (59,263)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations                                       (194)           (374)
Borrowings under convertible subordinated debt, net of issuance costs    189,592               -
Repayments of long-term debt                                              (3,000)              -
Net proceeds from issuance of common stock, net of repurchases             1,030         102,755
                                                                        ---------       ---------
Net cash provided by financing activities                                187,428         102,381
                                                                        ---------       ---------
Net increase in cash and cash equivalents                                204,496           8,170
Cash and cash equivalents at beginning of period                          20,763          54,028
                                                                        ---------       ---------
Cash and cash equivalents at end of period                              $225,259        $ 62,198
                                                                        =========       =========

                                            See accompanying notes

                            CV THERAPEUTICS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    The accompanying consolidated financial statements of CV Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles, are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations, for the interim periods presented. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2001 or of future operating results for any interim period. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000 which includes the audited consolidated financial statements and the notes thereto.

    Revenue Recognition

    Revenue under collaborative research arrangements is recognized based on the performance requirements of the contract. Payments received consist of up-front payments, milestones and reimbursements for research activities. Up-front payments, which are still subject to future performance requirements, are recorded as deferred revenue and are amortized over the performance period. Payments received related to substantive, at-risk milestones are recognized upon completion of the scientific or regulatory event specified in the underlying agreement. Payments received for research activities are recognized as the related research effort is incurred.

    Net Loss Per Share

    Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares have been excluded from the computation as their effect is antidilutive.

2.  COMPREHENSIVE LOSS

    The components of comprehensive loss for the six months ended June 31, 2000 and 2001 are as follows:

                                                                2000            2001
                                                             ---------       ---------
        (in thousands)
        Net loss                                             $(14,466)       $(34,451)
        Unrealized gains (losses) on securities                   162           1,007
                                                             ---------       ---------
        Comprehensive loss                                   $(14,304)       $(33,444)
                                                             =========       =========


3.  EQUITY

    On June 6, 2001 we sold 2,020,203 shares of our common stock at a price of $49.50 per share in a follow-on public offering. The estimated proceeds were approximately $95.9 million.

4.  SUBSEQUENT EVENT

    On August 2, 2001 we sold 378,349 shares of our common stock for net proceeds of $16.0 million under the financing commitment from Acqua Wellington North American Equities Fund, Ltd. We have now issued shares representing a total of $51.0 million under this commitment.

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

OVERVIEW

    CV Therapeutics is a biopharmaceutical company engaged in the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. Since our inception in December 1990, substantially all of our resources have been dedicated to research and development. To date, we have not generated any product revenues and do not expect to generate any product revenues for at least several years. As of June 30, 2001, we had an accumulated deficit of $165.5 million. We expect our sources of revenues, if any, for the next several years to consist of payments under corporate partnerships and interest income. The process of developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future. We will not receive product revenues unless we or our collaborative partners complete clinical trials and successfully commercialize one or more of our products.

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

RESULTS OF OPERATIONS

    Collaborative Research Revenues. Collaborative research revenues were $1.0 million for the quarter ended June 30, 2001, compared to $2.0 million for the quarter ended June 30, 2000. Collaborative research revenues were $2.8 million for the six-month period ended June 30, 2001, compared to $2.0 million for the six-month period ended June 30, 2000. The collaborative research revenues for the quarter ended June 30, 2001 relate to our collaboration with Fujisawa Healthcare, Inc. and consisted of both the amortization of up-front payments and the reimbursement of certain development costs. The collaborative research revenues for the quarter ended June 30, 2000 consisted entirely of a milestone payment from Biogen, Inc. The collaborative research revenues for the six-month period ended June 30, 2001 included $1.8 million from our collaboration with Fujisawa Healthcare, Inc. and a $1.0 million milestone payment from Biogen Inc. which was released in connection with their initiation of a phase I oral development program for Adentri. The collaborative research revenues for the six-month period ended June 30, 2000 consisted entirely of a milestone payment from Biogen, Inc.

    Research and Development Expenses. Research and development expenses were $19.5 million for the quarter ended June 30, 2001, compared to $9.3 million for the quarter ended June 30, 2000. Research and development expenses were $36.3 million for the six-month period ended June 30, 2001, compared to $16.0 million for the six-month period ended June 30, 2000. The increases for both the three- and six-month periods ended June 30, 2001, compared to the same periods in 2000, were due to greater external costs associated with ranolazine and our other clinical programs in addition to hiring additional employees to provide support for an increased level of activity in our research, development and clinical programs. We expect research and development expenses to continue to increase in the future as we further expand product development efforts and clinical trials.

    Management allocates research and development expenditures between amounts related to pre-clinical research and amounts related to clinical development programs. During the quarter ended June 30, 2001, of the total research and development expenses, approximately 20% was spent on pre-clinical research programs and approximately 80% on clinical development programs, compared to approximately 25% and 75% respectively for the quarter ended June 30, 2000. Similarly, for the six-month period ended June 30, 2001, of the total research and development expenses, approximately 20% was spent on pre-clinical research programs and approximately 80% on clinical development programs, compared to approximately 25% and 75% respectively for the six-month period ended June 30, 2000.

    General and Administrative Expenses. General and administrative expenses were $2.9 million for the quarter ended June 30, 2001, compared to $1.6 million for the quarter ended June 30, 2000. General and administrative expenses were $5.2 million for the six-month period ended June 30, 2001, compared to $3.1 million for the six-month period ended June 30, 2000. The increases for both the three- and six-month periods ended June 30, 2001, compared to the same periods in 2000, were due to additional personnel and facility expenses to support our increased research and development efforts in addition to greater outside legal services related to general business matters and patents. We expect general and administrative expenses to continue to increase in the future in line with our research and development activities.

    Interest Income. Interest income was $4.7 million for the quarter ended June 30, 2001, compared to $4.3 million for the quarter ended June 30, 2000. Interest income was $9.6 million for the six-month period ended June 30, 2001, compared to $6.3 million for the six-month period ended June 30, 2000. The increases for both the three- and six-month periods ended June 30, 2001, compared to the same periods in 2000, were due to higher average investment balances as a result of the sale of convertible subordinated notes in March 2000, and the proceeds received from our follow-on public offering in June 2001. We expect that interest income will fluctuate with average investment balances and market interest rates.

    Interest and Other Expense.   Interest and other expense was $2.7
million for the quarter ended June 30, 2001 which was unchanged from the quarter ended June 30, 2000. Interest and other expense was $5.3 million for the six-month period ended June 30, 2001 compared to $3.6 million for the six-month period ended June 30, 2000. The increase for the six-month period ended June 30, 2001, compared to the same period in 2000, was due to the convertible subordinated notes which were issued in March 2000. We expect that interest and other expense will fluctuate with average loan balances.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations.

    In May 1999, we entered into a sales and marketing services agreement with Innovex Inc. pursuant to which Innovex's parent, Quintiles
Transnational Corp., purchased 1,043,705 shares of our common stock for a total investment of $5.0 million. In addition, we entered into two promissory notes with Quintiles. The first promissory note in the amount of $10.0 million may be drawn down by us upon filing a New Drug Application for ranolazine. The second promissory note shall be for an amount to be determined after commercial launch of ranolazine. Both notes shall be convertible into shares of common stock at the option of Quintiles upon the occurrence of certain events.

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

    In July 2000 we entered into a collaboration with Fujisawa Healthcare, Inc. to develop and market second generation pharmacologic cardiac stress agents. In connection with the signing of this agreement, we received $10.0 million from Fujisawa Healthcare, Inc. consisting of an up-front payment and the purchase of our common stock.

    In August 2000, we received a financing commitment from Acqua Wellington North American Equities Fund, Ltd. to purchase up to $120.0 million of our common stock through November 2002 under the terms of a common stock purchase agreement. Under the purchase agreement, as presently amended, we may sell a total of $149.0 million of our common stock to Acqua Wellington through December 2003. The purchase agreement provides that from time to time, in our sole discretion we may present Acqua Wellington with draw down notices constituting offers to sell our common stock for specified total proceeds over a specified trading period. Once presented with a draw down notice, Acqua Wellington is required to purchase a pro rata portion of shares of our common stock as allocated on each trading day during the trading period on which the daily volume weighted average price for our common stock exceeds a threshold price that we determine and state in the draw down notice. The per share price then equals the daily volume weighted average price on each date during the pricing period, less a 4-6% discount (based on our market capitalization). However, if the daily volume weighted average price falls below the threshold price on any day in the pricing period, Acqua Wellington is not required to purchase the pro rata portion of shares allocated to that day, but can elect to buy that pro rata portion of shares at the threshold price less the applicable 4-6% discount.

    The purchase agreement also provides that from time to time, in our sole discretion, we may grant Acqua Wellington a right to exercise one or more call options to purchase additional shares of our common stock during a drawn down pricing period, in an amount and for a threshold price that we determine and state in the draw down notice. However, the total call amount for any given draw down cannot exceed a specified maximum amount, and the amount of proceeds we may receive by exercise of a call option for any given trading day is also limited. If Acqua Wellington exercises the call option, we will issue and sell the shares of our common stock subject to the call option at a price equal to the greater of the daily volume weighted average price of our common stock on the day Acqua Wellington exercises its call option, or the threshold price for the call option that we have determined, less a 4-6% discount (based on our market capitalization). The combined total of shares that we may sell to Acqua Wellington through draw downs and call option exercises may not exceed $149.0 million. As of June 30, 2001, we have issued shares representing $35.0 million under this commitment. In August 2001, we issued shares representing an additional $16 million under this commitment.

    In June 2001, we completed a follow-on public offering and raised net proceeds of approximately $95.9 million.

    Cash, cash equivalents and marketable securities at June 30, 2001 totaled $362.1 million compared to $296.2 million at December 31, 2000. The increase was due to raising $96.0 million from the follow-on public offering and $5.0 million from Acqua Wellington offset by utilizing $34.9 million to fund operations.

    Net cash used in operations for the six months ended June 30, 2001 was $34.9 million compared to $8.5 million for the six months ended June 30, 2000. The increase was primarily due to increased research and development efforts.

    As of June 30, 2001, we have invested $14.2 million in property and equipment with the rate of investment having increased in line with increased research and development efforts. We expect to continue to make investments in property and equipment to support our growth.

    Under our license agreement with Syntex (U.S.A.) Inc. relating to United States and foreign patent rights to ranolazine, we are obligated to make certain milestone payments to Syntex, upon receipt of the first and second product approvals for ranolazine in any of certain major market countries (consisting of France, Germany, Italy, the United States and the United Kingdom), but in any event such milestone payments are owed no later than March 31, 2005 and March 31, 2006, respectively, unless the agreement is terminated. For the first such product approval, we owe Syntex on or before March 31, 2005 a payment of $7.0 million plus interest accrued thereon from the earlier of the date of such product approval or May 1, 2002, through the date payment is made. For the second such product approval, we owe Syntex on or before March 31, 2006 a payment of $7.0 million plus interest accrued thereon from the earlier of the date of such product approval or May 1, 2004, through the date payment is made. If the second such product approval has not occurred by March 31, 2006, we owe Syntex on or before March 31, 2006 a payment of $3.0 million. If, after March 31, 2006, we receive the second such product approval, we owe to Syntex a payment of $4.0 million.

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

    We currently have only four products in clinical development:
ranolazine, CVT-510, CVT-3146 and AdentriTM. Many factors could delay completion of our clinical trials, including:

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

    IF WE ARE UNABLE TO ATTRACT AND RETAIN COLLABORATORS, LICENSORS AND LICENSEES, THE DEVELOPMENT OF OUR PRODUCTS COULD BE DELAYED AND OUR FUTURE CAPITAL REQUIREMENTS COULD INCREASE SUBSTANTIALLY.

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

    WE EXPECT TO CONTINUE TO OPERATE AT A LOSS AND MAY NEVER ACHIEVE PROFITABILITY.

    We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research and development activities. We have generated no product revenues. As of June 30, 2001, we had an accumulated deficit of $165.5 million. The process of developing our products requires significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future.

    IF WE ARE UNABLE TO SECURE ADDITIONAL FINANCING, WE MAY BE UNABLE TO COMPLETE OUR RESEARCH AND DEVELOPMENT ACTIVITIES OR COMMERCIALIZE ANY PRODUCTS.

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

    IF WE ARE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY, WE MAY BE UNABLE TO COMPLETE DEVELOPMENT OF ANY PRODUCTS AND WE MAY BE PUT AT A COMPETITIVE DISADVANTAGE; AND IF WE ARE INVOLVED IN AN INTELLECTUAL PROPERTY RIGHTS DISPUTE, WE MAY NOT PREVAIL AND MAY BE SUBJECT TO SIGNIFICANT LIABILITIES OR REQUIRED TO LICENSE RIGHTS FROM A THIRD PARTY.

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

    The growth of our business and success depends in large part on our ability to attract and retain key management, technical, sales and marketing and other operating personnel. There can be no assurance that we will be able to attract and retain the qualified personnel or develop the expertise in these areas as needed for our business. Although we have entered into executive severance agreements with certain executives, we have not entered into any employment agreements with key executives. The loss of the services of one or more members of these groups or the inability to attract and retain additional personnel and develop expertise as needed could limit our ability to develop and commercialize our existing drugs and future drug candidates. Such persons are in high demand and often receive competing employment offers.

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

    IF THE MARKET PRICE OF OUR STOCK CONTINUES TO BE HIGHLY VOLATILE, THE VALUE OF YOUR INVESTMENT IN OUR COMMON STOCK MAY DECLINE.

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

    PROVISIONS OF DELAWARE LAW AND IN OUR CHARTER, BY-LAWS AND OUR RIGHTS PLAN MAY PREVENT OR FRUSTRATE ANY ATTEMPT BY OUR STOCKHOLDERS TO REPLACE OR REMOVE OUR CURRENT MANAGEMENT AND MAY MAKE THE ACQUISITION OF OUR COMPANY BY ANOTHER COMPANY MORE DIFFICULT.

    In February 1999, our board of directors adopted a stockholder rights plan and authorized executive severance benefit agreements in the event of a change of control for key executives, which severance agreements we have subsequently entered into. The board of directors amended the stockholders rights plan in July 2000 to lower the triggering ownership percentage and increase the exercise price. Our rights plan and these agreements may delay or prevent a change in our current management team and may render more difficult an unsolicited merger or tender offer.

    The following provisions of our Amended and Restated Certificate of Incorporation, as amended, and our by-laws, may have the effects of delaying or preventing a change in our current management and making the acquisition of our company by a third party more difficult: our Board of Directors is divided into three classes with approximately one third of the directors to be elected each year, necessitating the successful completion of two proxy contests in order for a change in control of the board to be effected; any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of the stockholders and may not be effected by a consent in writing; advance written notice is required for a stockholder to nominate a person for election to the board of directors and for a stockholder to present a proposal at any stockholder meeting; directors may be removed only for cause by a vote of a majority of the stockholders and vacancies on the board of directors may only be filled by a majority of the directors in office. In addition, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock without stockholders' approval, which also could make it more difficult for stockholders to replace or remove the Company's current management and for another company to acquire us.

    We are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law, which could delay a merger, tender offer or proxy contest or make a similar transaction more difficult. In general, the statute prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

ITEM 3. MARKET RISK

    Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and long-term obligations. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. Our portfolio includes money market funds, commercial paper, medium-term notes, corporate notes and government securities. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than three years. At June 30, 2001, approximately 21% of our cash and investment portfolio was composed of investments maturing in one year or less. The remainder of our investment portfolio matures in less than three years.

    Our long-term obligations include $196,250,000 aggregate principal amount of 4.75% convertible subordinated notes due March 7, 2007. The notes are unsecured and subordinated in right of payment to all existing and future senior debt as defined in the indenture governing the notes. We pay interest semi-annually on March 7th and September 7th of each year. The conversion rate is 15.66 shares of common stock per $1,000 principal amount of notes. This is equivalent to a conversion price of $63.84 per share. The conversion rate is subject to adjustment in certain events. We may redeem the notes on or after March 7, 2003 and prior to maturity, at a premium or earlier if our stock price reaches certain defined levels.

                         PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits required by Item 601 of Regulation S-K

     EXHIBIT NUMBER                                      DESCRIPTION

                 10.25                             License Agreement between
                                                   Registrant and Syntex
                                                   (U.S.A.) Inc., dated
                                                   March 27, 1996.  (1)

                 10.32                             First amendment to
                                                   License Agreement,
                                                   effective as of July 3,
                                                   1997, between the
                                                   Registrant and Syntex
                                                   (U.S.A.), Inc.  (1)

                 10.73                             Second amendment to
                                                   License Agreement,
                                                   effective as of November
                                                   30, 1999, between the
                                                   Registrant and Syntex
                                                   (U.S.A.), Inc.  (1)

                 10.74                             Underwriting agreement,
                                                   dated June 6, 2001, by
                                                   and between the
                                                   Registrant and SG Cowen
                                                   Securities Corporation.  (2)

    (b)     Reports on Form 8-K

            The Registrant filed a current report on Form 8-K with the Commission on June 12, 2001, with respect to pricing of the Registrant's underwritten offering of common stock and the underwriting agreement between the Registrant and SG Cowen Securities Corporation relating to such offering.
___________________

(1) Incorporated by reference to Exhibits 10.25, 10.32 and 10.73 to the Amendment No. 2 to Form S-3 (Registration Statement Number 333-59318), filed by the Registrant on July 23, 2001.

(2) Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by the Registrant on June 12, 2001.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                              CV THERAPEUTICS, INC.

Date: August 14, 2001                By: /s/ LOUIS G. LANGE, M.D., PH.D.
                                             Louis G. Lange, M.D., Ph.D.
                                Chairman of the Board & Chief Executive Officer
                                            (Principal Executive Officer)


Date: August 14, 2001                By: /s/ DANIEL K. SPIEGELMAN
                                             Daniel K. Spiegelman
                                            Chief Financial Officer
                                 (Principal Financial and Accounting Officer)