Form 10-Q
period 2001-09-30
CV THERAPEUTICS INC
filed 2001-11-02
CIK 921506

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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

    The number of shares of Common Stock, $0.001 par value, outstanding as of October 31, 2001 was 22,506,394.


________________________________________________________________________________
________________________________________________________________________________

                        PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                         CV THERAPEUTICS, INC.
                                      CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share and per share amounts)

                                                                             December 31,      September 30,
                                                                                 2000              2001
                                                                              ---------         ---------
                                                                                 (A)            (unaudited)
                                  ASSETS
Current assets:
  Cash and cash equivalents                                                   $ 54,028          $ 49,325
  Marketable securities                                                        242,165           304,200
  Other current assets                                                           5,739             7,758
                                                                              ---------         ---------
Total current assets                                                           301,932           361,283
Notes receivable from related parties                                              303               701
Property and equipment, net                                                      3,400            10,508
Other assets                                                                     5,998             5,280
                                                                              ---------         ---------
Total assets                                                                  $311,633          $377,772
                                                                              =========         =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $  5,206          $  6,621
  Accrued liabilities                                                            9,343             6,302
  Current portion of capital lease obligation                                      764               870
  Current portion of deferred revenue                                            1,029             1,029
                                                                              ---------         ---------
Total current liabilities                                                       16,342            14,822
Capital lease obligation                                                         1,565               892
Convertible subordinated notes                                                 196,250           196,250
Deferred revenue                                                                 5,659             3,887
Other liabilities                                                                   35                 -
                                                                              ---------         ---------
Total liabilities                                                              219,851           215,851
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized, none
       issued and outstanding                                                        -                 -
  Common stock, $0.001 par value, 85,000,000 shares authorized, 19,523,045 and 22,292,326 shares issued and outstanding at December 31, 2000 and
       September 30, 2001, respectively; at amounts paid in                    222,223           341,092
  Deferred compensation                                                           (589)             (201)
  Accumulated deficit                                                         (131,055)         (184,350)
  Cumulative other comprehensive income                                          1,203             5,380
                                                                              ---------         ---------
Total stockholders' equity                                                      91,782           161,921
                                                                              ---------         ---------
Total liabilities and stockholders' equity                                    $311,633          $377,772
                                                                              =========         =========


(A) Derived from the audited financial statements included in our Annual Report on Form 10-K for 2000


                                       See accompanying notes

                                                CV THERAPEUTICS, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (in thousands, except per share amounts)
                                                    (unaudited)

                                                      Three months ended September 30,  Nine months ended September 30,
                                                         -------------------------         -------------------------
                                                            2000            2001              2000            2001
                                                         ---------       ---------         ---------       ---------
Revenues:
  Collaborative research                                 $    469        $  2,862          $  2,469        $  5,694
Operating expenses:
  Research and development                                  9,994          20,502            26,034          56,839
  General and administrative                                2,366           3,285             5,483           8,511
                                                         ---------       ---------         ---------       ---------
Total operating expenses                                   12,360          23,787            31,517          65,350
                                                         ---------       ---------         ---------       ---------
Loss from operations                                      (11,891)        (20,925)          (29,048)        (59,656)
Interest income                                             4,513           4,731            10,827          14,323
Interest and other expense                                 (2,775)         (2,650)           (6,397)         (7,962)
                                                         ---------       ---------         ---------       ---------
Net loss                                                 $(10,153)       $(18,844)         $(24,618)       $(53,295)
                                                         =========       =========         =========       =========
Basic and diluted net loss per share                     $  (0.54)       $  (0.85)         $  (1.34)       $  (2.58)
                                                         =========       =========         =========       =========
Shares used in computing basic and diluted
  net loss per share                                       18,667          22,114            18,431          20,647
                                                         =========       =========         =========       =========

                                               See accompanying notes

                                            CV THERAPEUTICS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                 (unaudited)

                                                                     Nine months ended September 30,
                                                                        -------------------------
                                                                           2000            2001
                                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $(24,618)       $(53,295)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Gains on the sale of investments                                             -          (1,320)
  Amortization of deferred compensation                                      553              57
  Depreciation and amortization                                            1,501           2,001
  Change in assets and liabilities:
    Other current assets                                                  (1,136)         (2,019)
    Other assets                                                             (30)              -
    Accounts payable                                                         485           1,415
    Accrued and other liabilities                                          2,622          (3,076)
    Deferred revenue                                                       5,926          (1,772)
                                                                        ---------       ---------
Net cash used in operating activities                                    (14,697)        (58,009)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                                (107,063)       (233,595)
Maturities/sales of investments                                           35,525         177,286
Capital expenditures                                                      (1,708)         (8,620)
Notes receivable from related parties                                         50            (398)
                                                                        ---------       ---------
Net cash used in investing activities                                    (73,196)        (65,327)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations                                       (295)           (567)
Borrowings under convertible subordinated debt, net of issuance costs    189,550               -
Borrowings under long-term debt                                            4,500               -
Repayments of long-term debt                                              (3,000)              -
Net proceeds from issuance of common stock, net of repurchases            15,884         119,200
                                                                        ---------       ---------
Net cash provided by financing activities                                206,639         118,633
                                                                        ---------       ---------
Net increase (decrease) in cash and cash equivalents                     118,746          (4,703)
Cash and cash equivalents at beginning of period                          20,763          54,028
                                                                        ---------       ---------
Cash and cash equivalents at end of period                              $139,509        $ 49,325
                                                                        =========       =========

                                            See accompanying notes

                            CV THERAPEUTICS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    The accompanying consolidated financial statements of CV Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles, are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for, the interim periods presented. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2001 or of future operating results for any interim period. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000 which includes the audited consolidated financial statements and the notes thereto.

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

2.  COMPREHENSIVE LOSS

    The components of comprehensive loss for the nine months ended September 31, 2000 and 2001 are as follows:

                                                                2000            2001
                                                             ---------       ---------
        (in thousands)
        Net loss                                             $(24,618)       $(53,295)
        Unrealized gains (losses) on securities                   155           4,177
                                                             ---------       ---------
        Comprehensive loss                                   $(24,463)       $(49,118)
                                                             =========       =========


3.  SUBSEQUENT EVENT

    On October 4, 2001 we sold 212,593 shares of our common stock for net proceeds of $8.0 million under the financing commitment from Acqua Wellington North American Equities Fund, Ltd. We have now issued shares representing a total of $59.0 million under this commitment.

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

OVERVIEW

    CV Therapeutics is a biopharmaceutical company engaged in the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. Since our inception in December 1990, substantially all of our resources have been dedicated to research and development. To date, we have not generated any product revenues and do not expect to generate any product revenues for at least several years. As of September 30, 2001, we had an accumulated deficit of $184.4 million. We expect our sources of revenues, if any, for the next several years to consist of payments under corporate partnerships and interest income. The process of developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future. We will not receive product revenues unless we or our collaborative partners complete clinical trials and successfully commercialize one or more of our products.

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

RESULTS OF OPERATIONS

    Collaborative Research Revenues. Collaborative research revenues were $2.9 million for the quarter ended September 30, 2001, compared to $469,000 for the quarter ended September 30, 2000. Collaborative research revenues were $5.7 million for the nine-month period ended September 30, 2001, compared to $2.5 million for the nine-month period ended September 30, 2000. The increase for the quarter ended September 30, 2001, compared to the same period in 2000, was primarily due to a $2.0 million milestone payment received from Fujisawa Healthcare, Inc. related to initiating a Phase II clinical trial for CVT-3146. The increase for the nine-month period ended September 30, 2001, compared to the same period in 2000, was due to the $2.0 million milestone payment with the remainder due to the amortization of up-front payments and the reimbursement of certain development costs related to our collaboration with Fujisawa which began in July 2000.

    Research and Development Expenses. Research and development expenses were $20.5 million for the quarter ended September 30, 2001, compared to $10.0 million for the quarter ended September 30, 2000. Research and development expenses were $56.8 million for the nine-month period ended September 30, 2001, compared to $26.0 million for the nine-month period ended September 30, 2000. The increases for both the three- and nine-month periods ended September 30, 2001, compared to the same periods in 2000, were due to greater external costs associated with ranolazine and our other clinical programs in addition to hiring additional employees to provide support for an increased level of activity in our research, development and clinical programs. We expect research and development expenses to continue to increase in the future as we further expand product development efforts and clinical trials.

    Management separates research and development expenditures into amounts related to pre-clinical research and amounts related to clinical development programs. During the quarter ended September 30, 2001, of the total research and development expenses, approximately 15% was spent on pre-clinical research programs and approximately 85% on clinical development programs, compared to approximately 20% and 80% respectively for the quarter ended September 30, 2000. Similarly, for the nine-month period ended September 30, 2001, of the total research and development expenses, approximately 15% was spent on pre-clinical research programs and approximately 85% on clinical development programs, compared to approximately 20% and 80% respectively for the nine-month period ended September 30, 2000.

    General and Administrative Expenses. General and administrative expenses were $3.3 million for the quarter ended September 30, 2001, compared to $2.4 million for the quarter ended September 30, 2000. General and administrative expenses were $8.5 million for the nine-month period ended September 30, 2001, compared to $5.5 million for the nine-month period ended September 30, 2000. The increase for the three-month period ended September 30, 2001, compared to the same period in 2000, was primarily due to fees paid in connection with outside consulting services. The increase for the nine-month period ended September 30, 2001, compared to the same period in 2000, was due to fees paid in connection with outside consulting services and additional personnel and facility expenses to support our increased research and development efforts. We expect general and administrative expenses to continue to increase in the future in line with our research and development activities.

    Interest Income. Interest income was $4.7 million for the quarter ended September 30, 2001, compared to $4.5 million for the quarter ended September 30, 2000. Interest income was $14.3 million for the nine-month period ended September 30, 2001, compared to $10.8 million for the nine-month period ended September 30, 2000. The increase for the nine-month period ended September 30, 2001, compared to the same period in 2000, was due to higher average investment balances as a result of the sale of convertible subordinated notes in March 2000 and the proceeds received from our follow-on public offering in June 2001. We expect that interest income will fluctuate with average investment balances and market interest rates.

    Interest and Other Expense.   Interest and other expense was $2.7
million for the quarter ended September 30, 2001, compared to $2.8 million for the quarter ended September 30, 2000. Interest and other expense was $8.0 million for the nine-month period ended September 30, 2001 compared to $6.4 million for the nine-month period ended September 30, 2000. The increase for the nine-month period ended September 30, 2001, compared to the same period in 2000, was due to the convertible subordinated notes which were issued in March 2000. We expect that interest and other expense will fluctuate with average loan balances.

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

    In March 2000, we repaid the initial $3.0 million installment under a loan facility with Biogen, Inc., bringing the outstanding balance to $4.5 million. In August 2000, we drew down an additional $4.5 million under a general purpose loan facility with Biogen bringing the outstanding balance to $9.0 million. In October 2000, we exercised our right to convert $9.0 million in debt from the Biogen loan facility into 118,932 shares of our common stock at a price of $75.67 per share, in full repayment of the entire principal amount under this loan facility. In December 2000, we repaid all accrued and unpaid interest on the loan facility, in full repayment of the loan facility.

    In July 2000, we entered into a collaboration with Fujisawa to develop and market second generation pharmacologic cardiac stress agents. In connection with the signing of this agreement, we received $10.0 million from Fujisawa consisting of an up-front payment and the purchase of our common stock. In September 2001, we received a $2.0 million milestone payment under this collaboration related to initiating a Phase II clinical trial for CVT-3146.

    In August 2000, we received a financing commitment from Acqua Wellington to purchase up to $120.0 million of our common stock through November 2002 under the terms of a common stock purchase agreement. Under the purchase agreement, as presently amended, we may sell a total of $149.0 million of our common stock to Acqua Wellington through December 2003. The purchase agreement provides that from time to time, in our sole discretion, we may present Acqua Wellington with draw down notices constituting offers to sell our common stock for specified total proceeds over a specified trading period. Once presented with a draw down notice, Acqua Wellington is required to purchase a pro rata portion of shares of our common stock as allocated on each trading day during the trading period on which the daily volume weighted average price for our common stock exceeds a threshold price that we determine and state in the draw down notice. The per share price then equals the daily volume weighted average price on each date during the pricing period, less a 4-6% discount (based on our market capitalization). However, if the daily volume weighted average price falls below the threshold price on any day in the pricing period, Acqua Wellington is not required to purchase the pro rata portion of shares allocated to that day, but can elect to buy that pro rata portion of shares at the threshold price less the applicable 4-6% discount.

    The purchase agreement also provides that from time to time, in our sole discretion, we may grant Acqua Wellington a right to exercise one or more call options to purchase additional shares of our common stock during a drawn down pricing period, in an amount and for a threshold price that we determine and state in the draw down notice. However, the total call amount for any given draw down cannot exceed a specified maximum amount, and the amount of proceeds we may receive by exercise of a call option for any given trading day is also limited. If Acqua Wellington exercises the call option, we will issue and sell the shares of our common stock subject to the call option at a price equal to the greater of the daily volume weighted average price of our common stock on the day Acqua Wellington exercises its call option, or the threshold price for the call option that we have determined, less a 4-6% discount (based on our market capitalization). The combined total value of shares that we may sell to Acqua Wellington through draw downs and call option exercises may not exceed $149.0 million. As of September 30, 2001, we have issued shares representing $51.0 million under this commitment. In October 2001, we issued shares representing an additional $8.0 million under this commitment bringing the total to $59.0 million.

    In June 2001, we completed a follow-on public offering and raised net proceeds of approximately $95.9 million.

    Cash, cash equivalents and marketable securities at September 30, 2001 totaled $353.5 million compared to $296.2 million at December 31, 2000. The increase was due to raising $95.9 million from the follow-on public offering and $21.0 million from Acqua Wellington offset by utilizing $58.0 million to fund operations and $8.6 million for capital expenditures.

    Net cash used in operations for the nine months ended September 30, 2001 was $58.0 million compared to $14.7 million for the nine months ended September 30, 2000. The increase was primarily due to increased research and development efforts.

    As of September 30, 2001, we have invested $19.3 million in property and equipment with the rate of investment having increased in line with increased research and development efforts and as we expand our facilities. We expect to continue to make investments in property and equipment to support our growth.

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

    IF WE ARE UNABLE TO SATISFY THE REGULATORY REQUIREMENTS FOR OUR CLINICAL TRIALS, WE WILL NOT BE ABLE TO COMMERCIALIZE OUR DRUG CANDIDATES.

    All of our products may require additional development, preclinical studies and clinical trials, and will require regulatory approval, prior to commercialization. Any delays in our clinical trials would delay market launch, increase our cash requirements and result in additional operating losses.

    We currently have only four products in clinical development: ranolazine, CVT-510, CVT-3146 and AdentriTM. On June 29, 2001 we announced that we initiated a Phase III trial of CVT-510 in patients with paroxysmal supraventricular tachycardia. On August 8, 2001 we announced that the last patient completed treatment in CARISA (Combination Assessment of Ranolazine In Stable Angina), the second pivotal Phase III trial for ranolazine in chronic angina, and on August 21, 2001, we also announced that we commenced a Phase II clinical trial of CVT-3146. Many factors could delay completion of our clinical trials, including:

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

    We currently have no sales or distribution capability and only limited marketing capability. As a result, we depend on collaborations with third parties, such as Innovex, Biogen and Fujisawa which have established distribution systems and direct sales forces. For instance, we have entered into a sales and marketing services agreement with Innovex with respect to ranolazine. Innovex will market and sell ranolazine in the United States using a dedicated sales force if and when FDA approval to market ranolazine has been granted. Commercialization of ranolazine depends on Innovex to perform their contractual obligations. Their failure to do so would adversely affect commercialization of ranolazine. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little control. In addition, Biogen is responsible for establishing marketing and sales activities for any product that results from the AdentriTM program and Fujisawa is responsible for establishing marketing and sales activities for CVT-3146.

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

    Under our collaborative arrangements, we or our collaborative partners may also have to meet performance milestones. If we fail to meet our obligations under our collaborative arrangements, our collaborators could terminate their arrangements or we could lose rights to the compounds under development. For example, under our agreement with Innovex, we are required to launch the product by a specific date. If we fail to reach this milestone, Innovex will no longer be obligated to provide sales and marketing services for ranolazine. Under our agreement with Biogen, in order for us to receive development milestone payments, Biogen must meet development milestones. Under our license agreement with Syntex for ranolazine, we are required to make milestone payments to Syntex following FDA approval of ranolazine and following regulatory approval of ranolazine in Europe. These payments are due no later than March 31, 2005 and March 31, 2006, respectively. Under our agreement with Fujisawa, we are responsible for development activities and must meet development milestones in order to receive development milestone payments.

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

    WE EXPECT TO CONTINUE TO OPERATE AT A LOSS AND MAY NEVER ACHIEVE PROFITABILITY.

    We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research and development activities. We have generated no product revenues. As of September 30,

2001, we had an accumulated deficit of $184.4 million. The process of developing our products requires significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future.

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

    Our success will depend to a significant degree on our ability to:

    *       obtain patents and licenses to patent rights

    *       maintain trade secrets

    *       operate without infringing on the proprietary rights of others

    On August 16, 2001 we announced that we received a notice of allowance from the U.S. Patent and Trademark Office for a method of using ranolazine sustained release formulations, including the formulation used in the MARISA and CARISA trials, for the treatment of chronic angina. However, in general we cannot be certain that patents will issue from any of our pending or future patent applications, that any issued patent will be sufficient to protect our technology and investments or that we will be able to obtain extensions of patents beyond the initial term.

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

    For example, we have entered into agreements with third party manufacturers for clinical scale production of ranolazine's active pharmaceutical ingredient and for ranolazine tableting, which we believe are sufficient to support the remainder of the clinical program to support filing of an NDA for ranolazine for chronic angina. In addition, we have entered into several other manufacturing agreements relating to ranolazine, including for commercial scale or scale-up of bulk active pharmaceutical ingredient, tableting, and supply of a raw material component of the product. However, commercial launch of ranolazine is dependent on these third party arrangements, and could be affected by delays or difficulties in performance. In addition, because we have used various manufacturers for ranolazine in different clinical trials prior to FDA approval of ranolazine, we will be required to demonstrate to the FDA's satisfaction the bioequivalence of the multiple sources of ranolazine used in our clinical trials and their bioequivalence to the product to be commercially supplied.

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

    In February 1999, our board of directors adopted a stockholder rights plan and authorized executive severance benefit agreements in the event of a change of control for key executives, into which severance agreements we have subsequently entered. The board of directors amended the stockholders rights plan in July 2000 to lower the triggering ownership percentage and increase the exercise price. Our rights plan and these agreements may delay or prevent a change in our current management team and may render more difficult an unsolicited merger or tender offer.

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

ITEM 3. MARKET RISK

    Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and long-term obligations. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. Our portfolio includes money market funds, commercial paper, medium-term notes, corporate notes and government securities. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than three years. At September 30, 2001, approximately 40% of our cash and investment portfolio was composed of investments maturing in one year or less. The remainder of our investment portfolio matures in less than three years.

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

                         PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits required by Item 601 of Regulation S-K

            None

    (b)     Reports on Form 8-K

            CV Therapeutics filed a current report on Form 8-K with the Commission on August 3, 2001 with respect to the sale of 378,349 shares of its common stock to Acqua Wellington North American Equities Fund, Ltd.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                              CV THERAPEUTICS, INC.

Date: November 2, 2001               By: /s/ LOUIS G. LANGE, M.D., PH.D.
                                             Louis G. Lange, M.D., Ph.D.
                                Chairman of the Board & Chief Executive Officer
                                            (Principal Executive Officer)

Date: November 2, 2001               By: /s/ DANIEL K. SPIEGELMAN
                                             Daniel K. Spiegelman
                                            Chief Financial Officer
                                 (Principal Financial and Accounting Officer)