Form 10-K
period 2001-12-31
CV THERAPEUTICS INC
filed 2002-03-29
CIK 921506

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

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

      Registrant's telephone number, including area code: (650) 384-8500

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

    The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market was $792,423,704 as of February 28, 2002.

    The number of shares of Common Stock outstanding as of February 28, 2002 was 25,524,057.

                     DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement in connection with the Registrant's Annual Meeting of Stockholders are incorporated herein by reference into Part III of this report.

________________________________________________________________________________
________________________________________________________________________________

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

    CV Therapeutics, Inc., headquartered in Palo Alto, CA, is a biopharmaceutical company focused on applying molecular cardiology to the discovery, development and commercialization of novel, small molecule drugs for the treatment of cardiovascular diseases. We currently have four compounds in clinical trials. Ranolazine, the first in a new class of compounds known as partial fatty acid oxidation (pFOX) inhibitors, is being developed for the potential treatment of chronic angina. CVT-510 (tecadenoson), an A1 adenosine receptor agonist, is being developed for the potential reduction of rapid heart rate during atrial arrhythmias. CVT-3146, an A2A adenosine receptor agonist, is being developed for the potential use as a pharmacologic agent in cardiac perfusion imaging studies. Adentri(TM), an A1 adenosine receptor antagonist, is being developed by our partner Biogen, Inc., for the potential treatment of acute and chronic congestive heart failure (CHF). In addition, we have several research and preclinical development programs designed to bring additional drug candidates into human clinical testing.

Ranolazine for the potential treatment of chronic angina

    We recently completed the second of two pivotal Phase III trials for ranolazine, a potential treatment for chronic angina, and we plan on submitting a New Drug Application (NDA) to the United States Food and Drug Administration (FDA) for ranolazine for this indication. Chronic angina is marked by repeated and sometimes unpredictable attacks of cardiac pain that result from a shortage of oxygen-rich blood available to the heart relative to the oxygen required for the amount of work the heart needs to do. For many patients, this oxygen shortage occurs even when their hearts only need to do the minimal work necessary to support routine activities such as climbing stairs or carrying groceries from the car. Typically, this oxygen shortage is the result of obstructions in the coronary arteries that prevent proper circulation of oxygen-rich blood. According to the American Heart Association's 2001 Heart and Stroke Statistical Update, approximately 6.4 million patients in the United States suffer from angina.

    The key to treating angina is to bring the heart's need for oxygen into balance with its available supply. Current pharmaceutical therapies, such as beta blockers, calcium channel blockers and long-acting nitrates, all achieve this result by forcing a reduction in the demand for oxygen by lowering heart rate, blood pressure and/or the strength of contraction of the heart muscle. Patients on these therapies may be unable to tolerate sufficient reductions in heart rate, blood pressure or strength of contraction to treat their condition, and therefore, current therapies may prove unsatisfactory.

    We believe ranolazine balances the oxygen supply/demand equation by causing the heart to use oxygen more efficiently. In other words, ranolazine may allow a diseased heart to do more work with a limited supply of oxygen. By improving the heart's oxygen efficiency, ranolazine may be able to treat angina without forcing a reduction in the amount of work that the heart can do. This may allow patients to reduce their angina attacks without lowering heart rate, blood pressure or cardiac contraction strength, an outcome not currently available to patients.

    In November 2001, we announced initial results from our second pivotal Phase III trial of ranolazine for the potential treatment of chronic angina, at a Late Breaking Clinical Trial plenary session of the 2001 American Heart Association Scientific Sessions. The results of the trial, called Combination Assessment of Ranolazine in Stable Angina, or CARISA, indicated that in patients on a background anti-anginal therapy, ranolazine statistically significantly increased patients' symptom-limited exercise duration at trough drug concentrations compared to placebo, the primary endpoint for this trial. These results were statistically significant at the 98.8% level, or what is commonly referred to as p = 0.012. This means that, applying widely-used statistical methods, the chance that these results could have occurred by accident is less than 1 in 80. These results were comparable to the results from our other pivotal Phase III trial of ranolazine for chronic angina, called Monotherapy Assessment of Ranolazine in Stable Angina, or MARISA, which we announced in August 1999.

CVT-510 (tecadenoson) for potential reduction of rapid heart rate during atrial arrhythmias

    CVT-510 (tecadenoson) is currently being developed for the potential reduction of rapid heart rate during acute atrial arrhythmias. A Phase III trial of CVT-510 is being conducted in patients with paroxysmal supraventricular tachycardia (PSVT), and a Phase IIb trial is being conducted in patients with atrial fibrillation. When a patient experiences an atrial arrhythmia, the heart beats too fast to accommodate effective pumping of blood throughout the body. According to hospital audit reports, atrial arrhythmias were involved in approximately 2.8 million hospital diagnoses in the United States in 2000.

    Current therapies to control heart rate during atrial arrhythmias may entail a number of undesirable features. Digoxin may not work quickly enough. Beta blockers and calcium channel blockers may reduce blood pressure in patients whose blood pressure is already dangerously low due to the arrhythmia itself. Finally, Adenocard(R), a brand of adenosine, also reduces blood pressure and may slow heart rate for too brief a time to be effective in treating many arrhythmias.

    CVT-510 is a new small molecule drug that we believe may address the shortcomings of current therapies. CVT-510 selectively stimulates the A1 adenosine receptor, which may slow heart rate. However, CVT-510 does not stimulate the A2 adenosine receptor, which may lower blood pressure. Thus, CVT-510 may offer alternatives to current therapies that are either relatively slow to act or that reduce blood pressure.

CVT-3146 for potential use in cardiac perfusion imaging studies

    CVT-3146 is currently in a Phase II clinical trial for the potential use as a pharmacologic agent in cardiac perfusion imaging studies. Cardiac perfusion imaging studies help detect and characterize coronary artery disease by identifying areas of insufficient blood flow in the heart. In 1999, approximately 6.5 million cardiac perfusion imaging studies were performed in the United States, of which approximately 2.4 million were conducted using a pharmacologic agent.

      In July 2000, we entered into a collaboration with Fujisawa Healthcare, Inc. (FHI) to develop and market second generation pharmacologic cardiac stress agents. Under this agreement, FHI received exclusive North American rights to CVT-3146, a short acting selective A2A adenosine receptor agonist, and a backup compound. FHI reimburses us for 75% of the development costs, makes payments upon the achievement of research and clinical development milestones and, if approved by the FDA, we will receive a royalty based on product sales of CVT-3146 and may receive a royalty on another product sold by FHI.

Research and preclinical programs

    We also have a number of preclinical and research programs in the areas of adenosine receptor research, cardiac metabolism, atherosclerosis and cell cycle inhibition. Our cardiovascular genomics program is designed to take advantage of the advances in genomics for the discovery of new therapeutic targets. In each of these programs, we are working to translate new molecular mechanisms into new pharmacology that will ultimately offer new hope and help for people with cardiovascular disease.

CARDIOVASCULAR DISEASE BACKGROUND

    Cardiovascular disease is the leading cause of death in the United States, claiming almost one million lives in 1999. The American Heart Association (AHA) estimated the total amount spent on cardiovascular disease and stroke related drugs and other medical durables in the United States in 2001 at $27.1 billion.

    The cardiovascular system is comprised of the heart, the blood vessels, the kidneys and the lungs. Together, the components of the cardiovascular system deliver oxygen and other nutrients to the tissues of the body and remove waste products. The heart propels blood through a network of arteries and veins. The kidneys closely regulate the volume of blood in the body and the balance of chemicals, such as sodium, potassium and chloride, in the blood, and the lungs put oxygen in the blood and remove carbon dioxide. To accomplish these tasks, the cardiovascular system must maintain adequate blood flow, or cardiac output. Cardiac output is determined by factors such as heart rate and blood pressure, which in turn are controlled by a variety of hormones such as adrenaline, angiotensin and adenosine. These hormones exert their effects by binding to specific receptors on the surfaces of a variety of cell types in the heart, lungs, blood vessels and kidneys. Any significant disruption of this system results in cardiovascular disease.

    Cardiovascular diseases, including atherosclerosis, which is the hardening of the arteries, hypertension, which is high blood pressure, and others, may cause permanent damage to the heart and blood vessels, leading to CHF, angina and myocardial infarction, or heart attack. According to the AHA's 2001 Heart and Stroke Statistical Update, in the United States, there were 6.4 million patients with angina and 4.7 million patients with CHF. In 2000, there were 2.8 million hospital diagnoses of acute atrial arrhythmias in the United States. More than 20 years ago, drugs such as nitrates, beta blockers, calcium channel blockers and ACE inhibitors were developed to treat cardiovascular diseases. These drugs have contributed to an increase in the survival of patients who suffer from cardiovascular disease. However, these drugs also can cause a variety of undesirable side effects, including fatigue, depression, impotence, headaches, palpitations and edema. They also may lack effectiveness in various segments of the cardiovascular market. Molecular cardiology has provided new insight into the mechanisms underlying cardiovascular diseases, thus creating the opportunity for improved therapies.

BUSINESS STRATEGY

    The key elements of our business strategy are as follows:

    Identify and develop new drugs for the treatment of cardiovascular diseases a single therapeutic area

    By focusing on one therapeutic area, cardiovascular disease, we believe that we can be relatively efficient in our drug discovery, development and commercialization efforts. Our concentrated focus on cardiovascular disease may add to our efficiency over a variety of areas, for example:

    * Research focus is on the molecular mechanisms of the cardiovascular system;

    *       Regulatory discussions are with a single FDA division;

    * Clinical investigators investigators in one trial may be candidates for future trials;

    * Consultants thought leaders are engaged for numerous internal programs;

    * Clinical need key employees are experienced in cardiovascular and/or clinical science; and

    * Sales force efficiency detailing may be to the same cardiologists and other prescribing doctors.

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

    Commercialize products, in part, through a concentrated marketing effort targeted to cardiologists

    A focused commercialization effort can provide marketing cost efficiencies. Patients that have severe cardiovascular conditions are generally treated by cardiologists. In 1998, there were approximately 20,000 cardiologists in the United States. Cardiologists are generally concentrated in metropolitan communities near major medical centers. We believe that this relatively small number of subspecialists is responsible for a significant portion of the patient visits associated with prescriptions written for severe cardiovascular conditions. These market dynamics make it possible to sell the drugs in our pipeline with a focused sales force, like the one to be provided for ranolazine through our sales and marketing services agreement with Innovex, Inc.

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

PRODUCT PORTFOLIO

    We have the following portfolio of product candidates:

PRODUCT                       TARGET                             AREAS OF DEVELOPMENT            DEVELOPMENT
                                                                                                 STATUS

Ranolazine    Fatty acid oxidation inhibition        Angina                                      Preparing for
                                                                                                 NDA submission
CVT-510       A1 adenosine receptor in the heart     Acute heart rate control during atrial      Phase III
                                                     arrhythmias-PSVT
                                                     Acute heart rate control during atrial      Phase IIb
                                                     arrhythmias-atrial fibrillation
CVT-3146      A2A adenosine receptor in the heart    Cardiac imaging                             Phase II
Adentri TM    A1 adenosine receptor in the kidney    Congestive heart failure                    Phase II
CVT-3619      A1 adenosine receptor in the heart     Chronic heart rate control during atrial    Preclinical
                                                     arrhythmias
CVT-4325      Fatty acid oxidation inhibition        Angina/CHF                                  Preclinical
CVT-2584      Inhibition of cell cycle enzyme (CDK2) Vascular stenosis                           Preclinical
CVT-3634      A2B Adenosine receptor                 Vascular disease                            Preclinical
Cholesterol   Tangier disease gene/HDL elevation     Atherosclerosis                             Research
Transport

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

RANOLAZINE

    Ranolazine is a novel small molecule for the potential treatment of angina. Animal research indicates that ranolazine may cause a partial shift in the source of energy for the heart from fatty acid toward glucose, a more oxygen-efficient energy source. We are developing ranolazine for the potential treatment of angina because we believe ranolazine may significantly improve exercise tolerance, the standard clinical measurement for angina treatment. However, unlike current anti-anginal medicines, ranolazine may allow blood pressure and heart rate to remain essentially unchanged, and as a result, ranolazine may have an improved tolerability profile compared to currently available therapies. We licensed exclusive rights to ranolazine in the United States and specified foreign territories for use in cardiovascular indications, including angina, from Syntex (U.S.A.), Inc. in March 1996.

    We have recently completed the second of two pivotal Phase III trials for ranolazine for the potential treatment of angina, and we plan on submitting an NDA to the FDA.

    Potential Indication Angina

    Chronic angina is marked by repeated and sometimes unpredictable attacks of cardiac pain. These attacks are typically triggered by physical exertion or emotional stress. Angina is caused when the heart muscle does not get enough oxygen-carrying blood to meet its needs, generally because of obstructions in the coronary arteries feeding blood to the heart. These obstructions typically are caused by a buildup of cholesterol deposits in the coronary arteries. All the body's organs and tissues need oxygen to extract energy from the foods we eat. The heart also needs oxygen in order to fuel its mechanical work of pumping blood throughout the body. Angina occurs when the blood supply cannot provide enough oxygen to meet the heart muscle's demand.

    According to the American Heart Association's 2001 Heart and Stroke Statistical Update, approximately 6.4 million patients in the United States suffer from angina. Based on published data, we estimate that over half of these patients are currently being treated with multiple medications, including nitrates, beta blockers and calcium channel blockers.

    Current Approaches to Angina Treatment

    Currently available drugs to treat angina include beta blockers, calcium channel blockers and long-acting nitrates. These drugs decrease the heart's demand for oxygen by reducing the work it is asked to perform, by lowering heart rate, blood pressure and/or the strength of the heart's contraction. These hemodynamic effects can limit or prevent the use of currently available drugs in patients whose blood pressure or cardiac function is already decreased. These effects can be particularly pronounced when these drugs are used in combination. Additional adverse effects include lower extremity edema associated with calcium channel blockers, impotence and depression associated with beta blockers and headaches associated with nitrates. Consequently, for some patients, presently available medical treatment may not relieve angina without unacceptable effects.

    pFOX Inhibition A Potential New Approach by Ranolazine

    Cardiac metabolism is the process by which the heart extracts the energy it needs to pump blood from fat or glucose by combining them with oxygen. Under normal conditions, cardiac metabolism uses both fat and glucose in a ratio of roughly 60% fat to 40% glucose. If fatty acid oxidation, which is the combination of fatty acids and oxygen into energy, is inhibited, then cardiac metabolism shifts to utilizing more glucose. Since the heart gets more energy from a unit of oxygen combined with glucose than it does from that same unit of oxygen combined with fat, causing a shift in cardiac metabolism from fat to glucose should improve cardiac efficiency. However, a complete shift away from metabolizing fatty acids could potentially lead to unwanted side effects. Consequently, only a partial inhibition of fatty acid oxidation is likely to be desirable.

    Animal studies indicate that ranolazine is a partial and reversible inhibitor of fatty acid oxidation, or a pFOX inhibitor. Inhibition of fatty acid oxidation indirectly stimulates glucose oxidation, which produces more energy per unit of available oxygen thereby increasing cardiac efficiency. Ranolazine therefore may correct the imbalance between oxygen demand and oxygen supply.

    As a pFOX inhibitor, ranolazine appears to operate via a completely different pathway than the existing anti-anginal drugs. Based on the CARISA and MARISA trial results, ranolazine does not appear to produce clinically meaningful lowering of heart rate or blood pressure. Consequently patients taking ranolazine may be able to maintain these hemodynamic measures at or near baseline levels, which they are unable to do if they take any of the currently available anti-anginal medications.

    The following table sets forth the mechanisms and effects of ranolazine and anti-anginal drugs.


                                                Heart                    Blood          Mechanism
                                                 Rate                   Pressure



Ranolazine:                                       -                        -            Improves oxygen
pFOX Inhibitor                                                                          metabolism in heart muscle


Beta                                         [DOWN ARROW]             [DOWN ARROW]      Decreased
Blockers                                                                                pump function


Calcium                                      [DOWN ARROW]             [DOWN ARROW]      Decreased
Channel                                                                                 pump function,
Blockers                                                                                vasodilation


Long-Acting                                 [UPWARD ARROW]            [DOWN ARROW]      Vasodilation
Nitrates


      For the above table, the data and the reflected mechanism of action indicated for ranolazine is based on animal and clinical trials to date. Unlike beta blockers, calcium channel blockers and long-acting nitrates, ranolazine has not yet been approved by the FDA as safe or effective for any use.

    Ranolazine Clinical Trial Status

      We have completed two pivotal Phase III trials for ranolazine. We are preparing an NDA for submission to the FDA, seeking approval to market ranolazine in the United States for chronic angina. To date, ranolazine has been tested in over 2,000 patients and volunteers.

      In November 2001, we announced initial results from our second pivotal Phase III trial of ranolazine at a Late Breaking Clinical Trial plenary session of the American Heart Association Scientific Sessions 2001. CARISA (Combination Assessment of Ranolazine In Stable Angina) was a Phase III multi-national, randomized, double-blind, placebo-controlled, parallel group trial of the safety and efficacy of a sustained release formulation of ranolazine. The clinical trial randomized 823 patients to assess the anti-anginal effects of 12 weeks of treatment with ranolazine in chronic angina patients also receiving a background anti-anginal medication. Patients received one of three background therapies (atenolol 50 mg, diltiazem CD 180 mg, or amlodipine 5 mg) and were randomized to twice daily doses of ranolazine 750 mg, ranolazine 1000 mg or placebo. Exercise testing was performed at trough (12 hours after dosing) and peak (four hours after dosing) plasma concentrations. The results of the trial are summarized below:

      * The CARISA prospectively defined primary efficacy endpoint was symptom-limited exercise duration at trough for all ranolazine patients compared to placebo at 12 weeks. At trough, ranolazine plasma concentrations are at their lowest point during the dosing cycle. In both ranolazine dose groups combined, symptom-limited exercise duration at trough plasma concentrations increased on ranolazine compared to placebo. These results were statistically significant at the 98.8% level, or what is commonly referred to as p = 0.012. This means that, applying widely used statistical methods, the chance that these results could have occurred by accident is less than 1 in 80. The CARISA primary efficacy endpoint of symptom-limited exercise duration at trough has historically been the primary endpoint that the FDA reviews when considering anti-anginal therapies.

      * For each ranolazine dose considered independently, symptom-limited exercise duration at trough plasma concentrations increased on ranolazine compared to placebo (p<= 0.03). The increases in exercise times on ranolazine were not significantly different among the three background therapies; insignificantly greater increases were seen over diltiazem and amlodipine-than over atenolol.

      * Statistically significant effects of ranolazine were also observed in other secondary efficacy endpoints. Ranolazine at doses of 750 mg and 1000 mg reduced the frequency of angina by an average of 1.3 and 1.7 attacks per week, respectively, compared to an average decrease of 0.6 attacks per week on placebo (p<=0.01 for each dose versus placebo). Compared to placebo, ranolazine at doses of 750 mg and 1000 mg increased the average time to electrocardiographic evidence of ischemia; those increases approached statistical significance at trough (p<=0.1) and achieved statistical significance at peak (p<0.005). In addition, compared to placebo, ranolazine at both doses statistically significantly increased the average time to onset of angina at both peak (p<=0.003) and trough (p<= 0.05).

      * The lack of clinically relevant hemodynamic effects was consistent with results observed in MARISA and in prior clinical trials of a different formulation of ranolazine. While increases in exercise duration were observed, ranolazine had no clinically meaningful impact on heart rate or blood pressure, either at rest or following exercise.

      * Adverse events, including dizziness, asthenia or weakness, and nausea were consistent with those observed in MARISA and in prior trials of a different formulation of ranolazine. Adverse event frequency increased as dose increased.

      * The rate of serious adverse events was 6% on placebo and 7% on each ranolazine dose group.

      * Small (<10 msec, similar to MARISA) but statistically significant (p<=0.002) increases in QTc, an electrocardiographic measurement, were observed compared to placebo.

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

      * While increases in exercise duration were observed, ranolazine had no clinically meaningful impact on heart rate or blood pressure, either at rest or following exercise.

      * Adverse events, including dizziness, asthenia or weakness, and nausea, and the electrocardiographic changes observed in this trial, were consistent with those observed in prior trials of an immediate release formulation of ranolazine. Adverse event frequency increased as dose increased.

      In addition, three Phase II trials completed by Syntex prior to 1994 indicated that an immediate release formulation of ranolazine statistically significantly increased the exercise duration of angina patients during exercise testing at peak dosage levels, compared to placebo. This result was observed both when ranolazine was given alone and in combination with beta blockers or calcium channel blockers. In these trials, ranolazine was administered on a three times daily schedule. To achieve a more commercially attractive product with a twice-daily dosing schedule, a sustained release formulation of ranolazine was developed, which we tested in both our Phase III clinical trials. To date, ranolazine has been tested in more than 2,000 patients and volunteers.

      Commercialization of Ranolazine

      In May 1999, we entered into a sales and marketing agreement with Innovex, Inc., a subsidiary of Quintiles Transnational Corp. and a provider of sales and marketing services to the pharmaceutical industry worldwide. Under the agreement, if ranolazine is approved for sale in the United States by the FDA, Innovex will hire and train a dedicated sales force for ranolazine and assist in funding marketing expenses for up to five years after launch. We will receive 100% of the revenues of ranolazine, and we will pay Innovex a fee that will not exceed 33% of those revenues in the first two years, and will decline to a maximum of 25% by the fourth and fifth years. Further, in exchange for giving us the option to retain this trained sales force at the end of the contract, we will pay Innovex a royalty on sales of 7% in the sixth and 4% in the seventh years after launch.

CVT-510 (TECADENOSON)

      We are developing CVT-510 (tecadenoson) for the potential reduction of rapid heart rate during acute atrial arrhythmias. Atrial arrhythmias are abnormally rapid heart rates, and include the conditions of atrial fibrillation, atrial flutter and paroxysmal supraventricular tachycardias
(PSVT). CVT-510 is an A1 adenosine receptor agonist which may act selectively on the conduction system of the heart to slow electrical impulses. CVT-510 may offer a new approach to rapid and sustained control of acute atrial arrhythmias by reducing heart rate without lowering blood pressure. We are currently conducting a Phase III trial of CVT-510 in patients with PSVT and a Phase IIb trial in patients with atrial fibrillation.

      Potential Indication Acute Heart Rate Control During Atrial Arrhythmias

      Atrial arrhythmias occur when the atria of the heart beat rapidly, or uncontrollably, sending multiple electrical impulses to the ventricles of the heart. An excessive increase in ventricular rate reduces the heart's cardiac output due to inadequate filling and emptying of the left ventricle. Potentially damaging consequences include low blood pressure and damage to the brain, heart and other vital organs; therefore, these rhythm disturbances often require immediate treatment. Prompt slowing of the heart rate is the goal of acute therapy. Because of the need to treat patients quickly, intravenous therapies allow for rapid stabilization of the patient while the underlying condition is treated.

      In the United States, atrial arrhythmias are involved in approximately
2.8 million hospital diagnoses annually. Atrial arrhythmias are a major complication of heart attacks, heart failure and cardiac surgery. The acute treatment of atrial arrhythmias involves slowing the heart rate. Later, when the heart rate is controlled, additional steps can be taken to reverse the abnormal electrical activity in the atria which underlie these arrhythmias.

      Current Approaches to Acute Heart Rate Control During Atrial Arrhythmias

      Current medical therapies, which include digoxin, calcium channel blockers, beta blockers and Adenocard(R), aim to slow the heart to a normal rate but have significant limitations in the acute care setting. Digoxin is effective in controlling heart rate, but requires a long time to take effect. This can be dangerous in patients whose condition requires prompt heart rate control to restore normal cardiac output. Calcium channel blockers, beta blockers and Adenocard(R) act quickly but reduce blood pressure and depress cardiac function. These drugs could potentially exacerbate the condition of patients already experiencing cardiac dysfunction as a complication of the arrhythmia. Furthermore, the effect of Adenocard(R) persists only for a few seconds, and as a result, this product is not indicated for treatment in patients with atrial fibrillation or flutter.

      Cardiac Conduction System

      During an atrial arrhythmia, the atria of the heart beat too rapidly, sending excessive electrical impulses to the ventricles of the heart. These electrical impulses are initiated at a set of specialized cells in the atria, known as the sinus node, and then run to another set of specialized cells known as the atrio-ventricular (AV) node. It is this AV node which controls the transmission of the electrical impulses to the ventricles. Since the rate at which electrical impulses pass through the AV node determines ventricular heart rate, slowing AV nodal transmission will result in a reduction in the ventricular heart rate. Since ventricular rate is a primary determinant of cardiac output, prompt slowing of rapid AV nodal conduction is one treatment approach to slowing the abnormally rapid heart rate of an atrial arrhythmia.

      Potential Treatment by CVT-510

      CVT-510 is designed to selectively stimulate the A1 adenosine receptor. Stimulation of the A1 adenosine receptor in the AV node slows the speed of electrical conduction across the AV node, which in turn reduces the number of electrical impulses that reach the ventricle. Stimulation of the A2 adenosine receptor may lower blood pressure. Since CVT-510 is designed to selectively stimulate the A1 adenosine receptor without significantly stimulating the A2 adenosine receptor, it may be possible to use CVT-510 to intervene quickly in the arrhythmia process without the unwanted effect of lowering blood pressure. CVT-510 may offer cardiac patients and clinicians alternatives to current therapies that are either relatively slow to act or that reduce blood pressure.

      CVT-510 Clinical Trial Status

      In November 2001, we announced that in an open-label, dose ranging Phase II clinical trial in patients with atrial fibrillation or flutter, CVT-510 consistently reduced heart rate from baseline (p<0.05) without clinically meaningful changes in blood pressure. We have embarked on a Phase
IIb development program aimed at defining an optimized dosage regimen in patients with this complex cardiac disease.

      In addition, in November 2000, at the annual meeting of the American Heart Association, we announced results from a Phase II trial of CVT-510 indicating that CVT-510 terminated paroxysmal supraventricular tachycardia
(PSVT) without adversely affecting blood pressure. In this open-label, dose escalation study, CVT-510 was given as one or two bolus injections at least two minutes apart to 37 patients with inducible PSVT undergoing electrolphysiological study. The results indicated that in 32 of 37 patients, or 86%, the PSVT was terminated and normal sinus rhythm was restored. CVT-510 was well tolerated in these patients with no adverse effects on blood pressure, and no high-grade AV block or other serious adverse events were observed. Based on the results of this trial, we initiated a Phase III clinical trial of CVT-510 in patients with PSVT in June 2001.

CVT-3146

      We are developing CVT-3146 for the potential use as a pharmacologic agent in cardiac perfusion imaging studies. Cardiac perfusion imaging studies are used to detect and characterize coronary artery disease, by identifying areas of insufficient blood flow in the heart. Some of these studies are conducted using pharmacologic agents. CVT-3146 is an A2A adenosine receptor agonist which may act selectively on the heart to cause coronary vasodilation and thus increase coronary blood flow. Therefore, CVT-3146 may provide doctors with an alternative agent for cardiac perfusion imaging studies without unwanted side effects. We have entered into a collaboration with Fujisawa Healthcare to develop and market CVT-3146 in North America. We are currently in a Phase II trial for CVT-3146.

      Potential Indication A Pharmacologic Agent in Cardiac Perfusion Imaging Studies

       During cardiac perfusion imaging studies, the heart is subjected to a period of stress to stimulate maximal blood flow. Myocardial perfusion, or blood flow, is measured during stress and compared to myocardial perfusion when patients are at rest. Areas of relatively poor perfusion during stress as compared to rest indicates which areas of the heart may be affected by narrowed coronary arteries.

      To stress the heart sufficiently to perform the test, many patients exercise on a treadmill. However, more than a third of the patients who take the test are unable to exercise adequately because of medical conditions such as peripheral vascular disease or arthritis. For those patients, a pharmacologic agent that temporarily increases coronary blood flow is used to create the increase in blood flow which would otherwise be caused by exercise. In 1999, approximately 6.5 million cardiac perfusion imaging studies were performed in the United States, of which approximately 2.4 million were conducted using a pharmacologic agent.

      Current Approaches to Increasing Coronary Blood Flow During Cardiac Imaging Studies

      Current pharmacologic therapies used in cardiac imaging testing are dipyridamole and Adenoscan(R), the brand name for adenosine. Adenoscan(R) is used for cardiac imaging because it is the naturally occurring agent that causes coronary vasodilation and it has a short half-life. However, because Adenoscan(R) activates all four adenosine receptor subtypes, it can cause side effects including flushing, dyspnea and headache, and should not be used in asthma patients. Another current cardiac imaging agent, dipyridamole, is known to increase levels of adenosine by inhibiting its transport into cells. Due to its longer half-life, coronary vasodilation persists for long periods of time, and therefore, patients must be closely monitored at the completion of the test. In addition, one of the main side effects of dipryridamole is dizziness.

      Potential Treatment by CVT-3146

      CVT-3146 has been designed to selectively activate the A2A adenosine receptor in the heart, in order to elicit the coronary vasodilation response while avoiding many of the side effects of Adenoscan(R) or dipyridamole.

      CVT-3146 Clinical Trial Status

      In May 2001, we announced that results from our Phase I trial of CVT-3146 met our previously established primary objective of providing data on safety and tolerability over a broad range of doses administered to healthy volunteers. Based on the results of this trial, we initiated a Phase II clinical trial of CVT-3146 in August 2001. The purpose of the Phase II trial is to determine the tolerability of CVT-3146 and its effect on coronary blood flow in patients undergoing a clinically indicated cardiac catheterization.

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

      In February 2000, Biogen announced that it had successfully completed a Phase II trial of CVT-124 in patients with moderate-to-severe CHF. However, Biogen also announced its intention to continue the AdentriTM program with a new molecule. Biogen is currently in Phase II clinical trials with the new molecule.

      Potential Indication Congestive Heart Failure

      CHF occurs when the heart muscle is weakened by disease so it cannot adequately pump blood throughout the body. As a result of this pump failure, fluid accumulates throughout the body, including in the lungs. This results in shortness of breath. Fluid also accumulates in the body because of adaptations by the kidneys during CHF.

      According to the AHA's 2001 Heart and Stroke Statistical update, approximately 4.7 million people in the United States suffered from CHF and an estimated 550,000 new cases arise each year. Almost one million patients in 2000 were hospitalized in the United States with a primary diagnosis of CHF.

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

      Program Status

      Biogen is developing Adentri for acute and chronic CHF and is currently in Phase II clinical trials.

PRECLINICAL PIPELINE

      Our research and development team is creating new product opportunities through our expertise in molecular cardiology. We have preclinical research programs in the areas of:

      *           Adenosine Receptor Research
                  - Cardiac conduction
                  - Angiogenesis

      *           Metabolism
                  - Cardiac energetics

      *           Atherosclerosis
                  - Increase HDL, "the good cholesterol"

      *           Cell Cycle Inhibition

      *           Cardiovascular Genomics

Adenosine Receptor Research

      Adenosine is a naturally occurring small molecule that elicits pharmacological responses that tend to compensate for the imbalance in oxygen supply relative to demand that occurs when blood vessels are partially blocked by cardiovascular disease. Our adenosine receptor research program has discovered proprietary compounds that selectively elicit the desired effects of adenosine receptor stimulation for the treatment of certain electrical conductance disturbances, such as atrial arrhythmias, and regulate the mechanisms of new blood vessel growths, or angiogenesis.

 - Cardiac Conduction

      Electrical impulses within the heart muscle play a key role in causing the heart muscle to sequentially expand and then contract, which is required for the heart to pump blood throughout the body in a controlled rhythm. Failure of this electrical system to function properly will result in a poorly pumping heart, such as in atrial arrhythmias.

      We have discovered a series of novel, proprietary, orally bio-available, partial A1 adenosine receptor agonists, including CVT-3619, that selectively slow the electrical conductance in the heart to adjust the rate of a beating heart into the normal range. These compounds are similar to CVT-510, which is being developed for the acute care of atrial arrhythmias, but are targeted for the continued care of patients with chronic atrial arrhythmias.

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

Metabolism

      In order for the heart to adequately pump blood, fuel in the form of fat, or fatty acids, and sugar, in the form of glucose, are metabolized with oxygen to yield ATP (a key molecule involved in th expenditure of cellular energy), water and carbon dioxide. When oxygen is in limited supply, for example when the vessels that feed the heart are blocked from atherosclerosis and cardiovascular disease, the normal utilization of glucose becomes impaired. This metabolic imbalance in favor of fatty acid oxidation (compared to glucose) can be partially restored by inhibiting fatty acid metabolism with a partial fatty acid oxidation (pFOX) inhibitor.

      The goals of our cardiac metabolism program are to further characterize the therapeutic potential of ranolazine in the treatment of indications other than angina, and to discover new, proprietary second generation ranolazine products. For example, in an animal model of congestive heart failure, ranolazine increased work output by the heart without increasing the consumption of oxygen. In other words, cardiac performance and cardiac efficiency were improved. We have also discovered several series of novel, proprietary pFOX inhibitors, including CVT-4325, that are potential second generation compounds to ranolazine.

Atherosclerosis

      The goal of our HDL drug discovery program is to study the ways in which the body removes excess cholesterol from the walls of blood vessels, in an effort to prevent or reverse the buildup of arterial plaques that cause heart attacks. Roughly half of heart attacks occur in patients with low levels of high density lipoproteins, known as the "good" form of cholesterol, or HDL. Patients with the genetic disorder called Tangier disease have virtually no HDL in their blood, and are at a greatly increased risk for developing cardiovascular disease. Our scientists have used a new strategy combining gene expression microarrays and biochemical techniques to identify the gene that is defective in patients with Tangier disease. Having identified the gene that is responsible for the genetic disorder in Tangier disease patients, we have targeted this gene as part of a drug discovery program to identify novel, proprietary, small molecules that may increase reverse cholesterol transport and thus HDL.

Cell Cycle Inhibition

      The goal of our cell cycle inhibition program is to develop new therapeutics that suppress abnormal cellular proliferation. Excessive proliferation of cardiovascular connective tissue cells or vascular smooth muscle cells causes the scarring and loss of function that is characteristic of chronic diseases of the heart, blood vessels and kidneys. As part of our drug discovery strategy, we have focused upon enzymes called cell cycle enzymes that regulate cellular proliferation. CVT-2584 is a new compound that selectively inhibits CDK2, a critical cell cycle enzyme. Animal studies with CVT-2584 have shown a substantial reduction of blockages after vascular injury.

Cardiovascular Genomics

      Our cardiovascular genomics program is working to utilize the latest tools of genomics and gene expression microarray technology to identify novel gene and protein targets for drug discovery. We have focused on evaluating the expression of tens of thousands of human genes that are involved in the accumulation of lipids in the vascular wall and in the response of blood vessels to injury. In this way, we are seeking to identify novel approaches to reduce the risk of heart attacks and to reduce the occurrence of restenosis following interventional vascular treatments such as angioplasty or bypass surgery.

COLLABORATIONS AND LICENSES

      We have established, and intend to continue to establish, strategic partnerships to potentially expedite the development and commercialization of our drug candidates. For those programs with potential application outside of cardiovascular disease, we intend to identify additional corporate partners. In addition, we have licensed chemical compounds from academic collaborators and other companies. Our collaborations and licenses currently in effect include:

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

      Syntex

      In March 1996, we entered into a license agreement with Syntex (U.S.A.) Inc. to obtain United States and foreign patent rights to ranolazine for the treatment of angina and other cardiovascular indications. Pursuant to the agreement, Syntex provided quantities of the compound to us for use in clinical trials and related development activities. The license agreement is exclusive and worldwide except for the following countries which Syntex has licensed exclusively to Kissei Pharmaceuticals, Ltd. of
Japan: Japan, Korea, China, Taiwan, Hong Kong, the Philippines, Indonesia, Singapore, Thailand, Malaysia, Vietnam, Myanmar, Laos, Cambodia and Brunei.

      Under the license agreement, we paid an initial license fee. In addition, we are obligated to make certain milestone payments to Syntex, upon receipt of the first and second product approvals for ranolazine in any of certain major market countries (consisting of France, Germany, Italy, the United States and the United Kingdom). Unless the agreement is terminated, if the first product approval in one of the major market countries occurs before May 1, 2002, we will pay Syntex, on or before March 31, 2005, $7.0 million plus interest accrued thereon from the date of approval until the date of payment, and if the first such product approval occurs after May 1, 2002, we will pay Syntex, on or before March 31, 2005, $7.0 million plus interest accrued thereon from May 1, 2002 until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries occurs before May 1, 2004, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from the date of approval until the date of payment, and if the second such product approval occurs after May 1, 2004 but before March 31, 2006, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from May 1, 2004 until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries has not occurred by March 31, 2006, we will pay Syntex $3.0 million on or before March 31, 2006, and if we receive the second product approval after March 31, 2006, we will pay Syntex $4.0 million within thirty
(30) days after the date of such second product approval. No amounts have been accrued to date in relation to these milestones. In addition, we will make royalty payments based on net sales of products that utilize the licensed technology. We are required to use commercially reasonable efforts to develop and commercialize the product for angina.

    We or Syntex may terminate the license agreement for material uncured breach, and we have the right to terminate the license agreement at any time on 120 days notice if we decide not to continue to develop and commercialize ranolazine.

    Biogen

    In March 1997, we entered into two research collaboration and license agreements with Biogen. The agreements grant Biogen the exclusive worldwide right to develop and commercialize any products which are produced based on our A1 adenosine receptor antagonist patents or technologies (including our rights under the University of Florida Research Foundation license) for all indications. In exchange, we received a $16.0 million payment consisting of research related funding, an equity investment and $3.0 million in funding under a general purpose loan facility. Biogen agreed to make milestone payments and equity investments, as well as the loan facility, all of which are subject to their achievement of clinical development and commercialization milestones. In February 1998, we terminated the research component of the agreements and, as a result, approximately $4.0 million of deferred revenue was recognized as there were no further research obligations related to this funding. In December 1998, Biogen released an additional $4.5 million under the loan facility. In February 2000, based on results of their Phase II clinical trial, Biogen announced its intention to proceed with the AdentriTM program, but with a backup compound, and subsequently paid us $6.5 million, consisting of a $2.0 million milestone payment and $4.5 million under the loan facility. In March 2001, based on Biogen's initiation of a Phase I oral development program, we recognized a $1.0 million milestone payment. Biogen will also make milestone payments in connection with development and commercialization of licensed products, and pay royalties on any future sales of products covered by the agreement. Biogen has control and responsibility for conducting, funding and pursuing all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of A1 adenosine receptor antagonist products under the agreement.

    In March 2000, we repaid the initial $3.0 million installment under the loan facility. In October 2000, we exercised our right to convert $9.0 million in debt under the loan facility into 118,932 shares of our common stock at a price of $75.67 per share, in full repayment of the entire principal amount under this loan facility. In December 2000, we repaid all accrued and unpaid interest on the loan facility.

    Biogen may terminate the agreements for any reason upon 60 days written notice. If Biogen terminates the agreements, all rights to the technology will revert to us, and we will pay Biogen a royalty on future sales of any A1 adenosine receptor antagonist.

    Incyte

    In July 1998, we entered into a joint research collaboration agreement with Incyte Genomics, Inc. to develop a prototype gene expression database in the area of cardiovascular biology. We contribute our molecular cardiology expertise and Incyte contributes its genomics capabilities. Incyte owns the data produced, and we receive a perpetual, non-exclusive license to use the data in our drug development efforts. Each party bears its own costs of the research and neither party makes any payments to the other. Either party may terminate the agreement on 60 days written notice. In August 2001, we expanded the scope of our 1998 research collaboration, to focus on identifying genes involved in the development of atherosclerosis and coronary artery disease.

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

    The agreement calls for Innovex to conduct pre-launch activities, hire and train a dedicated cardiology sales force to launch and promote ranolazine, and provide post-launch marketing and sales services. To fund pre-launch activities, Quintiles will provide us with a $10 million credit facility at the time we file with the FDA for approval. We are required to spend a minimum of $10 million on ranolazine pre-launch marketing activities so long as Quintiles provides advances under the credit facility. Upon FDA approval, Quintiles will make a $10 million milestone payment to us, which we are obligated to use to repay any amounts outstanding under the credit facility. Should we file for FDA approval and draw down the credit facility, but never receive FDA approval, we are obligated to repay the loan within 10 years of the date we received the loan.

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

    In exchange for providing these sales and marketing services, Innovex will receive a fee equal to up to an average of 33% of our revenues related to the sale of ranolazine in the first two years of sales, up to 30% of revenues for the third year and up to 25% of revenues in years four and five. Also, for giving us the option to retain this trained sales force at the end of the contract, Innovex will receive a royalty on sales of 7% in the sixth year and 4% in the seventh year after launch.

    In connection with the agreement, Quintiles purchased 1,043,705 shares of our common stock for a total purchase price of $5.0 million.

    We or Innovex may terminate the agreement in the event of material uncured breach, bankruptcy or insolvency, our decision to not file an NDA for ranolazine or to terminate development of the product, notice from the United States Food and Drug Administration that it will not approve the product for marketing, or failure to achieve certain minimum sales levels. In addition, we or Innovex (subject to certain notice and response provisions) may terminate the agreement if product launch will not occur by a specific date. The agreement will terminate automatically if we no longer retain our license rights to ranolazine.

    Fujisawa Healthcare

    In July 2000, we entered into a collaboration with Fujisawa Healthcare, Inc. (FHI) to develop and market second generation pharmacologic cardiac stress agents. Under this agreement, FHI received exclusive North American rights to CVT-3146, a short acting selective A2A adenosine receptor agonist, and to a backup compound. We received $10.0 million from FHI consisting of a $6.0 million up-front payment, which will be recognized as revenue over the expected term of the agreement, and the purchase of 54,270 shares of our common stock for a total purchase price of $4.0 million. In September 2001, based on initiating a Phase II clinical trial for CVT-3146, FHI paid us a $2.0 million milestone payment. We may receive up to an additional $22.0 million in cash based on development and regulatory milestones such as initiation of clinical studies and certain regulatory filings and approval. FHI reimburses us for 75% of the development costs, and if the product is approved by the FDA, we will receive a royalty based on product sales of CVT-3146 and may receive a royalty on another product sold by FHI. The amount reimbursed for development costs was $0, $996,000 and $2.8 million for 1999, 2000 and 2001, respectively.

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

MANUFACTURING

      We do not currently operate manufacturing facilities for clinical or commercial production of our proposed products. We have no experience in manufacturing, and currently lack the resources and capability to manufacture any of our proposed products on a clinical or commercial scale. Accordingly, we are, and will continue to be, dependent on corporate partners, licensees or other third parties for clinical and commercial scale manufacturing. We have entered into several manufacturing agreements relating to ranolazine, including for commercial scale-up of production of bulk active pharmaceutical ingredient, tableting and supply of a raw material component of the product.

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

PATENTS AND PROPRIETARY TECHNOLOGY

      Patents and other proprietary rights are important to our business. Our policy is to file patent applications in the United States and internationally in order to protect our technology, including inventions and improvements to inventions that are commercially important to the development of our business. The evaluation of the patentability of United States and foreign patent applications can take several years to complete and can entail considerable expense.

      We own multiple patents issued by and/or patent applications pending with the United States Patent and Trademark Office and foreign patents or patent applications relating to our technology, including related to our clinical programs, ranolazine, CVT-510 and CVT-3146. We also have acquired a license, which is exclusive in specified territories, to specified patents issued by the United States Patent and Trademark Office (US PTO) and foreign corresponding patents and patent applications related to ranolazine. The United States composition of matter patent relating to ranolazine will expire in 2003 unless we are granted an extension based upon the Waxman-Hatch Act, which we anticipate would extend the patent protection for an additional five years; however, in 2001 we received an issued patent from the US PTO for a method of using sustained release formulations of ranolazine, including the formulation used in the MARISA and CARISA trials, for the treatment of chronic angina. This patent expires in 2019.

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

      A 30-day waiting period after the filing of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not commented on or questioned the IND within this 30-day period, clinical trials may begin. If the FDA has comments or questions, the applicant must answer the questions to the FDA's satisfaction before initial clinical testing can begin. In addition, the FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms the FDA authorizes. In some instances, the IND application process can result in substantial delay and expense.

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

      In Europe, marketing authorizations may be submitted at a centralized, a decentralized or a national level. The centralized procedure is mandatory for the approval of biotechnology products and provides for the grant of a single marketing authorization which is valid in all European Union member states. As of January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products which are not subject to the centralized procedure. If we decide to pursue European approval for our clinical candidates, we will choose an appropriate route of European regulatory filing to accomplish the most rapid regulatory approvals. There can be no assurance that the chosen regulatory strategy will secure regulatory approvals on a timely basis or at all.

      Hazardous Materials

      Our research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposing of hazardous materials and waste products.

COMPETITION

      The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid and significant technological change. If regulatory approvals are received, ranolazine may compete with several classes of existing drugs for the treatment of angina, some of which, including calcium channel blockers, beta blockers and nitrates, are available in relatively inexpensive generic form. Surgical treatments such as coronary artery bypass grafting and percutaneous transluminal coronary angioplasty can be another option for angina patients. In addition, we are aware of companies that are developing products that may compete with our other drug candidates. For example, we believe that Aderis Pharmaceuticals and Fujisawa Healthcare have A1 adenosine receptor agonists under development which could compete with CVT-510. We believe King Pharmaceuticals Inc., Aderis Pharmaceuticals, DuPont Pharmaceuticals Company, and Adenosine Therapeutics LLC have A2A adenosine receptor agonists under development which could compete with CVT-3146. Finally, we believe Fujisawa Pharmaceutical Co., Ltd. and Aderis Pharmaceuticals are each developing A1 adenosine receptor antagonists which could compete with Biogen's AdentriTM program.

      We believe that the principal competitive factors in the potential markets for ranolazine, CVT-510, CVT-3146 and AdentriTM will include:

      *           the length of time to receive regulatory approval;

      *           product performance;

      *           product price;

      *           product supply;

      *           marketing and sales capability; and

      *           enforceability of patent and other proprietary rights.

      We believe that we and our collaborative partners are or will be competitive with respect to these factors. Nonetheless, because our products are still under development, our relative competitive position in the future is difficult to predict.

EMPLOYEES

    As of January 31, 2002, we employed 222 individuals full-time, including 52 who hold doctoral degrees. Of our full-time work force, 171 employees are engaged in or directly support research and development activities and 51 are engaged in business development, finance and administrative activities. Our employees are not represented by a collective bargaining agreement. We believe that our relations with our employees are good.

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

    We have not applied for or received regulatory approval in the United States or any foreign jurisdiction for the commercial sale of any of our products. All of our product candidates are either in clinical trials under an Investigational New Drug, or IND, or applicable foreign authority submission, or are in preclinical research and development. We have not submitted an NDA to the FDA or an equivalent application to any other foreign regulatory authorities for any of our product candidates, and the products have not been determined to be safe or effective in humans for their intended uses.

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

    Drug discovery methods based upon molecular cardiology are relatively new. We cannot be certain that these methods will lead to commercially viable pharmaceutical products. In addition, some of our compounds within our adenosine receptor research, metabolism, atherosclerosis and cell cycle inhibition programs are in the early stages of research and development. We have not submitted IND applications or commenced clinical trials for these new compounds. We cannot be certain when these clinical trials will commence, if at all. Because these compounds are in the early stages of product development, we could abandon further development efforts before they reach clinical trials.

    We cannot be certain that any of our product development efforts will be completed or that any of our products will be shown to be safe and effective. Even if we believe that any product is safe and effective, we may not obtain the required regulatory approvals. Furthermore, we may not be able to manufacture our products in commercial quantities or market any products successfully.

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

    We currently have only four products in clinical development:
ranolazine, CVT-510 (tecadenoson), CVT-3146 and AdentriTM. On June 29, 2001, we announced that we initiated a Phase III trial of CVT-510 in patients with paroxysmal supraventricular tachycardia. On August 21, 2001, we announced that we commenced a Phase II clinical trial of CVT-3146. On November 19, 2001, we announced that in an open-label, dose-ranging Phase II clinical trial in patients with atrial fibrillation or flutter, CVT-510 consistently reduced patients' heart rate from baseline (p<0.05) without clinically meaningful changes in blood pressure. We subsequently embarked on a Phase IIb development program aimed at defining an optimized dosage regimen in patients with this complex cardiac disease.

    Many factors could delay completion of our clinical trials, including:

    *       slower than anticipated patient enrollment;

    * difficulty in obtaining sufficient supplies of clinical trial materials; and

    *       adverse events occurring during the clinical trials.

    For example, our first Phase III clinical trial of ranolazine, called Monotherapy Assessment of Ranolazine In Stable Angina or MARISA, had challenging enrollment criteria. As a result, enrollment for this trial was slower than anticipated.

    In addition, data obtained from preclinical and clinical activities are susceptible to different interpretations, which could delay, limit or prevent regulatory approval. Delays or rejections may be based upon many factors, including regulatory requests for additional analyses, data and/or studies, regulatory questions regarding data and results, and/or changes in regulatory policy during the period of product development. For example, the initial clinical trials with ranolazine used an immediate release formulation of ranolazine, while a sustained release formulation was used in the MARISA and CARISA trials. The NDA for ranolazine will contain data from trials using two different formulations, which is subject to interpretation by the FDA. An unfavorable interpretation could delay potential approval. Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy change over time. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

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

    The research, testing, manufacturing and marketing of drug products are subject to extensive regulation by numerous regulatory authorities in the United States and other countries. Failure to comply with FDA or other applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions. These include:

    *       warning letters;

    *       civil penalties;

    *       criminal penalties;

    *       injunctions;

    *       product seizure or detention;

    *       product recalls;

    *       total or partial suspension of manufacturing; and

    * FDA refusal to review or approve pending NDAs or supplements to approved NDAs.

    The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely expensive and uncertain. We cannot guarantee that any of our products under development will be approved for marketing by the FDA or corresponding foreign regulatory authorities. Even if marketing approval of a product is granted, we cannot be certain that we will be able to obtain the labeling claims necessary or desirable for the promotion of those products.

    Even if we obtain marketing approval, we may be required to undertake post-marketing trials. In addition, identification of side effects after a drug is on the market or the occurrence of manufacturing problems could cause or require subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials, changes in labeling of the product, and/or additional regulatory approvals.

    If we receive marketing approval, we will also be subject to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we may also be subject to additional FDA post-marketing obligations. In addition, we or our third party manufacturers will be required to adhere to federal regulations setting forth current good manufacturing practices, known as cGMP. The regulations require, among other things, that we manufacture our products and maintain our records in a prescribed manner with respect to manufacturing, testing and quality control activities. Furthermore, we or our third party manufacturers must pass a preapproval inspection of manufacturing facilities by the FDA and corresponding foreign regulatory authorities before obtaining marketing approval, and will be subject to periodic inspection by the FDA and corresponding foreign regulatory authorities under reciprocal agreements with the FDA. We cannot guarantee that such inspections will not result in compliance issues that could prevent or delay marketing approval, or require us to expend money or other resources to correct. In addition, drug product manufacturing facilities in California must be licensed by the State of California, and other states may have comparable requirements. We cannot assure you that we will be able to obtain such licenses.

    If we receive marketing approval and if any of our products or services become reimbursable by a government health care program, such as Medicare or Medicaid, we will become subject to certain federal and state health care fraud and abuse and reimbursement laws. These laws include the federal "Anti-Kickback Statute," "False Claims Act," "Prescription Drug Marketing Act," and "Physician Self-Referral Law," and their state counterparts. If and when we become subject to such laws, our arrangements with third parties, including health care providers, physicians, vendors, distributors, wholesalers and Innovex, will need to comply with these laws, as applicable. We do not know whether our existing or future arrangements will be found to be compliant. Violations of these statutes could result in substantial criminal and civil penalties and exclusion from governmental health care programs.

    In addition, the regulatory environment in which our regulatory submissions may be reviewed changes over time. For example, average review times at the FDA for marketing approval applications have fluctuated substantially over the last 10 years, with review times for marketing applications for new chemical entities having recently increased from 12 to 15 months after having declined previously. In addition, review times at the FDA can be impacted by a variety of factors, including federal budget and funding levels and statutory and regulatory changes. For example, the current federal statutory and regulatory framework for funding of FDA reviews under the Prescription Drug User Fee Act (PDUFA) is set to expire in 2002, unless further Congressional action and regulatory implementation occurs, and a delay in such actions could negatively impact review times at the FDA.

    OUR PRODUCTS, EVEN IF APPROVED BY THE FDA OR FOREIGN REGULATORY AGENCIES, MAY NOT BE ACCEPTED BY PHYSICIANS, INSURERS OR PATIENTS.

    If any of our products, after receiving FDA or other foreign regulatory approval, fail to achieve market acceptance, our ability to become profitable in the future will be adversely affected. We believe that market acceptance will depend on our ability to provide acceptable evidence of safety, efficacy and cost effectiveness. In addition, we believe that market acceptance depends on the effectiveness of our marketing strategy and the availability of government and private insurance reimbursement for our products.

    WE HAVE NO MARKETING OR SALES EXPERIENCE, AND IF WE ARE UNABLE TO ENTER INTO OR MAINTAIN COLLABORATIONS WITH MARKETING PARTNERS OR IF WE ARE UNABLE TO DEVELOP OUR OWN SALES AND MARKETING CAPABILITY, WE MAY NOT BE SUCCESSFUL IN COMMERCIALIZING OUR PRODUCTS.

    We currently have no sales or distribution capability and only limited marketing capability. As a result, we depend on collaborations with third parties, such as Innovex, Biogen and Fujisawa, which have established distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little control. For instance, we have entered into a sales and marketing services agreement with Innovex with respect to ranolazine. Innovex will market and sell ranolazine in the United States using a dedicated sales force if and when the FDA approves the marketing of ranolazine. Our successful commercialization of ranolazine depends on Innovex performing their contractual obligations. Similarly, Biogen is responsible for worldwide marketing and sales of any product that results from the AdentriTM program, and Fujisawa is responsible for marketing and sales of CVT-3146 in North America.

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

    We may not be able to retain current or attract new corporate and academic collaborators, licensors, licensees and others. Our business strategy requires us to enter into various arrangements with these parties, and we are dependent upon the success of these parties in performing their obligations. If we fail to obtain and maintain these arrangements, the development of our products would be delayed. We may be unable to proceed with the development, manufacture or sale of products or we might have to fund development of a particular product candidate internally. If we have to fund the development and commercialization of all of our products internally, our future capital requirements will increase substantially.

    The collaborative arrangements that we may enter into in the future may place responsibility on the collaborative partner for preclinical testing and clinical trials, manufacturing and preparation and submission of applications for regulatory approval of potential pharmaceutical products. We cannot control the amount and timing of resources which our collaborative partners devote to our programs. If a collaborative partner fails to successfully develop or commercialize any product, product launch would be delayed. In addition, our collaborators may pursue competing technologies or product candidates.

    Under our collaborative arrangements, we or our collaborative partners may also have to meet performance milestones. If we fail to meet our obligations under our collaborative arrangements, our collaborators could terminate their arrangements or we could lose our rights to the compounds under development. For example, under our agreement with Innovex, we are required to launch the product by a specific date. If we fail to reach this milestone, Innovex will no longer be obligated to provide sales and marketing services for ranolazine. Under our agreement with Biogen, in order for us to receive development milestone payments, Biogen must meet development milestones. Under our license agreement with Syntex for ranolazine, we are required to use commercially reasonable efforts to develop and commercialize ranolazine for angina, and have related milestone payment obligations. Under our agreement with Fujisawa, we are responsible for development activities and must meet development milestones in order to receive development milestone payments.

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

    WE EXPECT TO CONTINUE TO OPERATE AT A LOSS AND MAY NEVER ACHIEVE PROFITABILITY.

    We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research and development activities. We have generated no product revenues. As of December 31, 2001, we had an accumulated deficit of $210.8 million. The process of developing our products requires significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future.

    IF WE ARE UNABLE TO SECURE ADDITIONAL FINANCING, WE MAY BE UNABLE TO COMPLETE OUR RESEARCH AND DEVELOPMENT ACTIVITIES OR COMMERCIALIZE ANY PRODUCTS.

    We may require substantial additional funding in order to complete our research and development activities and commercialize any of our products. In the past, we have financed our operations primarily through the sale of equity and debt securities, payments from our collaborators, equipment and leasehold improvement financing and other debt financing. We have generated no product revenue and do not expect to for at least several years. We anticipate that our existing resources and projected interest income will enable us to maintain our current and planned operations for at least the next 24 months. However, we may require additional funding prior to that time.

    Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may, among other things:

    * have to delay, scale back or eliminate some or all of our research or development programs;

    *       lose rights under existing licenses;

    * have to relinquish more of, or all of, our rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise seek; and

    *       be unable to operate as a going concern.

    Our future capital requirements will depend on many factors, including:

    *       scientific progress in our research and development programs;

    *       the size and complexity of our programs;

    * the timing, scope and results of preclinical studies and clinical trials;

    *       our ability to establish and maintain corporate partnerships;

    *       the time and costs involved in obtaining regulatory approvals;

    * the costs involved in filing, prosecuting and enforcing patent claims;

    *       competing technological and market developments; and

    * the cost of manufacturing or obtaining preclinical and clinical material.

    If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. There may be additional factors that could affect our need for additional financing. Many of these factors are not within our control.

    IF WE ARE UNABLE TO COMPETE SUCCESSFULLY IN OUR MARKET, IT WILL HARM OUR BUSINESS.

    The pharmaceutical and biopharmaceutical industries, and the market for cardiovascular drugs in particular, are intensely competitive. If our products receive marketing approvals, they will often compete with well-established, proprietary and generic cardiovascular therapies that have generated substantial sales over a number of years. Many of these therapies are reimbursed from government health administration authorities and private health insurers.

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

    Our success will depend to a significant degree on our ability to:

    *       obtain patents and licenses to patent rights;

    *       maintain trade secrets; and

    *       operate without infringing on the proprietary rights of others.

    In 2001, we received an issued patent from the U.S. Patent and Trademark Office for a method of using ranolazine sustained release formulations, including the formulation used in the MARISA and CARISA trials, for the treatment of chronic angina. However, in general we cannot be certain that patents will issue from any of our pending or future patent applications, that any issued patent will not be lost through an interference or opposition proceeding, reexamination request, infringement litigation or otherwise, that any issued patent will be sufficient to protect our technology and investments, or that we will be able to obtain extensions of patents beyond the initial term.

    Although United States patent applications are now published 18 months after their filing date, as provided by federal legislation enacted in 1999, this statutory change applies only to applications filed on or after November 29, 2000. Applications filed in the United States prior to this date are maintained in secrecy until a patent issues. As a result, we can never be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. There may be third party patents, patent applications and other intellectual property relevant to our products and technology which are not known to us and that block or compete with our compounds, products or processes.

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

    Just as it is important to protect our proprietary rights, we also must not infringe patents issued to competitors or breach the licenses that might cover technology used in our potential products. If our competitors own or have rights to technology that we need in our product development efforts, we will need to obtain a license to those rights. We cannot assure you that we will be able to obtain such licenses on economically reasonable terms. If we fail to obtain any necessary licenses, we may be unable to complete product development.

    We also rely on trade secrets to develop and maintain our competitive position. Although we protect our proprietary technology in part by confidentiality agreements with employees, consultants, collaborators, advisors and corporate partners, these agreements may be breached. We cannot assure you that the parties to these agreements will not breach them or that these agreements will provide meaningful protection or adequate remedies in the event of unauthorized use or disclosure of our proprietary technology. In that event, we may not have adequate remedies for any breach. As a result, third parties may gain access to our trade secrets, and our trade secrets and confidential technology may become public. In addition, it is possible that our trade secrets will otherwise become known or be discovered independently by our competitors.

    Patent litigation is widespread in the biopharmaceutical industry. Although no third party has asserted a claim of infringement against us, we cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us with respect to our products or technology or other matters. If they do, we may not prevail and, as a result, may be subject to significant liabilities to third parties or may be required to license the disputed rights from the third parties or cease using the technology. We may not be able to obtain any necessary licenses on reasonable terms, if at all. Any such claims against us, with or without merit, as well as claims initiated by us against third parties, can be time-consuming and expensive to defend or prosecute.

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

    For example, we have entered into agreements with third party manufacturers for clinical scale production of ranolazine's active pharmaceutical ingredient and for ranolazine tableting, which we believe are sufficient to support the remainder of the clinical program to support filing of an NDA for ranolazine for chronic angina. In addition, we have entered into several other manufacturing agreements relating to ranolazine, including for commercial scale or scale-up of bulk active pharmaceutical ingredient, tableting, and supply of a raw material component of the product. However, the commercial launch of ranolazine is dependent on these third party arrangements, and could be affected by delays or difficulties in performance. In addition, because we have used different manufacturers for ranolazine in different clinical trials and for potential commercial supply prior to FDA approval of ranolazine, in order to obtain marketing approval we will be required to demonstrate to the FDA's satisfaction the bioequivalence of the multiple sources of ranolazine used in our clinical trials and their bioequivalence to the product to be commercially supplied. An unfavorable regulatory interpretation by the FDA could delay potential approval.

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

    The growth of our business and success depends in large part on our ability to attract and retain key management, technical, sales and marketing and other operating personnel. We cannot assure you that we will be able to attract and retain the qualified personnel or develop the expertise in these areas as needed for our business. Although we have entered into executive severance agreements with certain executives, we have not entered into any employment agreements with key executives. The loss of the services of one or more members of these groups or the inability to attract and retain additional personnel and develop expertise as needed could limit our ability to develop and commercialize our existing drugs and future drug candidates. Such persons are in high demand and often receive competing employment offers.

    OUR OPERATIONS INVOLVE HAZARDOUS MATERIALS, WHICH COULD SUBJECT US TO SIGNIFICANT LIABILITY.

    Our research and development activities involve the controlled use of hazardous materials, including hazardous chemicals, radioactive materials and pathogens, and the generation of waste products. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. We may have to incur significant costs to comply with additional environmental and health and safety regulations in the future. Although we believe that our safety procedures for handling and disposing of hazardous materials comply with regulatory requirements, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and may materially adversely affect our business, financial condition and results of operations. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future. There can also be no assurance that our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.

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

    IF THE MARKET PRICE OF OUR STOCK CONTINUES TO BE HIGHLY VOLATILE, THE VALUE OF YOUR INVESTMENT IN OUR COMMON STOCK MAY DECLINE.

    Within the last 12 months, our common stock has traded between $23.75 and $60.85. The market price of the shares of common stock for our company has been and may continue to be highly volatile. Announcements may have a significant impact on the market price of our common stock. These announcements may include:

    * results of our clinical trials and preclinical studies, or those of our corporate partners or our competitors;

    *       our operating results;

    *       developments in our relationships with corporate partners;

    *       developments affecting our corporate partners;

    * negative regulatory action or regulatory approval with respect to our announcement or our competitors' announcement of new products;

    * government regulations, reimbursement changes and governmental investigations or audits related to us or to our products;

    * developments related to our patents or other proprietary rights or those of our competitors;

    * changes in the position of securities analysts with respect to our stock;

    * operating results below the expectations of public market analysts and investors ; and

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

    The following provisions of our Amended and Restated Certificate of Incorporation, as amended, and our by-laws, may have the effects of delaying or preventing a change in our current management and making the acquisition of our company by a third party more difficult: our board of directors is divided into three classes with approximately one third of the directors to be elected each year, necessitating the successful completion of two proxy contests in order for a change in control of the board to be effected; any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of the stockholders and may not be effected by a consent in writing; advance written notice is required for a stockholder to nominate a person for election to the board of directors and for a stockholder to present a proposal at any stockholder meeting; directors may be removed only for cause by a vote of a majority of the stockholders and vacancies on the board of directors may only be filled by a majority of the directors in office. In addition, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock without stockholders' approval, which also could make it more difficult for stockholders to replace or remove our current management and for another company to acquire us.

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

    IF SHARES OF COMMON STOCK ARE SOLD IN OUR EQUITY LINE OF CREDIT ARRANGEMENT, EXISTING COMMON STOCKHOLDERS WILL EXPERIENCE IMMEDIATE DILUTION AND, AS A RESULT, OUR STOCK PRICE MAY GO DOWN.

    We have entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. pursuant to which Acqua Wellington may purchase shares of our common stock at a discount between 4.0% and 6.0%, to be determined based on our market capitalization at the start of the draw-down period, unless we agree with Acqua Wellington to a different discount. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock by Acqua Wellington. The purchase agreement with Acqua Wellington provides that, at our request, Acqua Wellington will purchase a certain dollar amount of shares, with the exact number of shares to be determined based on the per share market price of our common stock over the draw-down period for such purchase. As a result, if the per share market price of our common stock declines over the draw-down period, Acqua Wellington will receive a greater number of shares for its purchase price, thereby resulting in further dilution to our stockholders and potential downward pressure of the price of our stock.

ITEM 2. PROPERTIES

    We currently lease two buildings in Palo Alto, California. The first building has 61,081 square feet and a lease with an initial term that expires in April 2012 with an option to renew for thirteen years. In November and December 2000, we entered into two lease agreements for the second building, which has 73,172 square feet. The first of these two agreements is a sublease with a term that expires in February 2005. The second agreement is with the master landlord and has a term from March 2005 through April 2012. Both buildings are used for general administration, research and development. We believe that these facilities will be adequate to meet our needs through 2002. We are currently investigating additional properties to meet our needs beyond this period.

ITEM 3. LEGAL PROCEEDINGS

    We are not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Our common stock trades on the Nasdaq National Market under the symbol
"CVTX".

    The following table sets forth, for the periods indicated, the high and low price per share of the common stock on the Nasdaq National Market.

                                                                  High             Low
                                                                ---------       ---------
         Fiscal Year Ended December 31, 1999
         First Quarter ended March 31, 1999                     $   7.250       $   3.688
         Second Quarter ended June 30, 1999                     $   6.375       $   4.000
         Third Quarter ended September 30, 1999                 $  21.000       $   5.375
         Fourth Quarter ended December 31, 1999                 $  27.875       $  10.375

         Fiscal Year Ended December 31, 2000
         First Quarter ended March 31, 2000                     $  69.000       $  22.500
         Second Quarter ended June 30, 2000                     $  75.625       $  26.500
         Third Quarter ended September 30, 2000                 $  82.750       $  49.750
         Fourth Quarter ended December 31, 2000                 $  93.125       $  58.875

         Fiscal Year Ended December 31, 2001
         First Quarter ended March 31, 2001                     $  70.016       $  21.078
         Second Quarter ended June 30, 2001                     $  57.750       $  23.750
         Third Quarter ended September 30, 2001                 $  57.000       $  36.430
         Fourth Quarter ended December 31, 2001                 $  60.850       $  31.880


    On February 28, 2002, the closing price for our common stock was $38.64 per share. As of February 28, 2001, we had approximately 87 holders of record of our common stock.

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

                                                                            Year Ended December 31,
                                                       ------------------------------------------------------------------
                                                          1997          1998          1999          2000          2001
                                                       ----------    ----------    ----------    ----------    ----------
                                                                     (in thousands, except per share data)
 Statements of Operations Data
 Revenues:
   Collaborative research                               $  2,578      $  4,509      $      -      $  3,309      $  6,762
 Operating expenses:
   Research and development                               10,568        14,578        20,342        40,761        81,196
   General and administrative                              4,169         4,158         4,659         7,601        13,756
                                                       ----------    ----------    ----------    ----------    ----------
 Total operating expenses                                 14,737        18,736        25,001        48,362        94,952
                                                       ----------    ----------    ----------    ----------    ----------
 Loss from operations                                    (12,159)      (14,227)      (25,001)      (45,053)      (88,190)
 Interest income                                           1,760         2,749         2,795        15,785        19,184
 Interest expense                                           (875)         (759)         (892)       (8,993)      (10,464)
 Other expense, net                                          (51)         (365)          (24)         (119)         (227)
                                                       ----------    ----------    ----------    ----------    ----------
   Net loss                                             $(11,325)     $(12,602)     $(23,122)     $(38,380)     $(79,697)
                                                       ==========    ==========    ==========    ==========    ==========
 Basic and diluted net loss per share (1)               $  (1.58)     $  (1.16)     $  (1.75)     $  (2.06)     $  (3.74)
                                                       ==========    ==========    ==========    ==========    ==========
 Shares used in computing basic and
   diluted net loss per share (1)                          7,157        10,905        13,207        18,664        21,308
                                                       ==========    ==========    ==========    ==========    ==========


                                                                                 December 31,
                                                      --------------------------------------------------------------------
                                                         1997          1998          1999          2000            2001
                                                      ----------    ----------    ----------    ----------      ----------
                                                                                (in thousands)
 Balance Sheet Data
 Cash, cash equivalents and marketable securities      $ 38,090      $ 44,804      $ 91,257      $ 296,193       $ 478,425
 Working capital                                       $ 32,904      $ 40,698      $ 88,038      $ 285,590       $ 470,412
 Total assets                                          $ 42,644      $ 49,330      $ 96,907      $ 311,633       $ 507,244
 Long-term debt                                        $  5,052      $  7,838      $  7,855      $ 197,815       $ 197,036
 Accumulated deficit                                   $(56,951)     $(69,553)     $(92,675)     $(131,055)      $(210,752)
 Total stockholders' equity                            $ 26,557      $ 34,738      $ 82,147      $  91,782       $ 288,393


______________________
(1) See Note 1 of Notes to Consolidated Financial Statements for a description of the shares used in calculating basic and diluted net loss per share.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table sets forth the quarterly results of operations for the year ended December 31, 2000:

                                                        Quarter       Quarter       Quarter       Quarter
                                                         Ended         Ended         Ended         Ended
(in thousands, except per share amounts)                Mar. 31       Jun. 30       Sep. 30       Dec. 31
                                                       ----------    ----------    ----------    ----------

Revenues:
  Collaborative research                                $      -      $  2,000      $    469      $    840
Operating expenses:
  Research and development                                 6,694         9,346         9,994        14,727
  General and administrative                               1,532         1,585         2,366         2,118
                                                       ----------    ----------    ----------    ----------
Total operating expenses                                   8,226        10,931        12,360        16,845
                                                       ----------    ----------    ----------    ----------
Loss from operations                                      (8,226)       (8,931)      (11,891)      (16,005)
Interest income                                            2,048         4,265         4,513         4,959
Interest expense                                            (894)       (2,711)       (2,766)       (2,622)
Other expense, net                                           (11)           (6)           (9)          (93)
                                                       ----------    ----------    ----------    ----------
Net loss                                                $ (7,083)     $ (7,383)     $(10,153)     $(13,761)
                                                       ==========    ==========    ==========    ==========
Basic and diluted net loss per share                    $  (0.39)     $  (0.40)     $  (0.54)     $  (0.71)
                                                       ==========    ==========    ==========    ==========
Shares used in computing basic and diluted
  net loss per share                                      18,247        18,379        18,667        19,364
                                                       ==========    ==========    ==========    ==========


    The following table sets forth the quarterly results of operations for the year ended December 31, 2001:

                                                        Quarter       Quarter       Quarter       Quarter
                                                         Ended         Ended         Ended         Ended
(in thousands, except per share amounts)                Mar. 31       Jun. 30       Sep. 30       Dec. 31
                                                       ----------    ----------    ----------    ----------

Revenues:
  Collaborative research                                $  1,818      $  1,014      $  2,862      $  1,068
Operating expenses:
  Research and development                                16,858        19,479        20,502        24,357
  General and administrative                               2,299         2,927         3,285         5,245
                                                       ----------    ----------    ----------    ----------
Total operating expenses                                  19,157        22,406        23,787        29,602
                                                       ----------    ----------    ----------    ----------
Loss from operations                                     (17,339)      (21,392)      (20,925)      (28,534)
Interest income                                            4,916         4,676         4,731         4,861
Interest expense                                          (2,625)       (2,618)       (2,613)       (2,608)
Other expense, net                                           (32)          (37)          (37)         (121)
                                                       ----------    ----------    ----------    ----------
Net loss                                                $(15,080)     $(19,371)     $(18,844)     $(26,402)
                                                       ==========    ==========    ==========    ==========
Basic and diluted net loss per share                    $  (0.77)     $  (0.96)     $  (0.85)     $  (1.13)
                                                       ==========    ==========    ==========    ==========
Shares used in computing basic and diluted
  net loss per share                                      19,653        20,172        22,114        23,290
                                                       ==========    ==========    ==========    ==========


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

OVERVIEW

    CV Therapeutics is a biopharmaceutical company engaged in the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. Since our inception in December 1990, substantially all of our resources have been dedicated to research and development. To date, we have not generated any product revenues and do not expect to generate any product revenues for at least several years. As of December 31, 2001, we had an accumulated deficit of $210.8 million. We expect our sources of revenues, if any, to consist of payments under corporate partnerships and interest income until such point that one of our products receives marketing approval. The process of developing our products requires significant additional research and development, preclinical testing and clinical trials, as well as marketing approvals. These activities, together with our general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future. We will not receive product revenues unless and until we or our collaborative partners complete clinical trials, obtain marketing approval, and successfully commercialize one or more of our products.

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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

    We believe the only critical accounting policy which presently involves our more significant judgements and estimates used in the preparation of our consolidated financial statements is our policy regarding revenue recognition.

    Revenue under our collaborative research arrangements is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front license and periodic milestone payments. Up-front or milestone payments which are still subject to future performance requirements are recorded as deferred revenue and are amortized over the performance period. The performance period is estimated at the inception of the arrangement and is periodically reevaluated. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate period based on research progress attained and events such as changes in the regulatory and competitive environment. Payments received related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Payments received for research activities are recognized as the related research effort is performed.

RESULTS OF OPERATIONS

    Years Ended December 31, 2001 and 2000

    Collaborative Research Revenues. Collaborative research revenues were $6.8 million for the year ended December 31, 2001, compared to $3.3 million for the year ended December 31, 2000. The increase was primarily due to greater amortization of up-front payments and reimbursement of certain development costs related to our collaboration with Fujisawa which began in July 2000. Milestones recognized for the year ended December 31, 2001, included $2.0 million from Fujisawa which was earned in conjunction with our initiation of a Phase II clinical trial for CVT-3146, and $1.0 million from Biogen which was earned in conjunction with their initiation of a Phase I oral development program for AdentriTM.

    Research and Development Expenses. Research and development expenses increased to $81.2 million for the year ended December 31, 2001, compared to $40.8 million for the year ended December 31, 2000. The increase was due to greater external costs associated with our continued development of ranolazine and our other clinical programs in addition to hiring additional employees to provide support for an increased level of activity in our research, development and clinical programs. We expect research and development expenses to continue to increase in the future as we further expand product development efforts and clinical trials.

    Management categorizes research and development expenditures into amounts related to pre-clinical research and amounts related to clinical development programs. During the year ended December 31, 2001, we allocated approximately 82% of our research and development expenditures, or approximately $66.5 million, on three clinical development programs, listed in rank order of estimated expenditures: ranolazine, CVT-510 (tecadenoson) and CVT-3146. The remaining 18% of our research and development expenditures, or $14.7 million, was spent on pre-clinical research programs. By comparison, during the year December 31, 2000, we allocated approximately 78% of our research and development expenditures, or $31.9 million, on the same three clinical development programs, listed in rank order of estimated expenditures: ranolazine, CVT-510 (tecadenoson) and CVT-3146. The remaining 22% of our research and development expenditures, or $8.9 million, was spent on pre-clinical research programs. The increased allocation of resources to development projects compared to pre-clinical research reflects the increased costs of advancing all three clinical programs into later stage clinical development.

    According to industry statistics, it generally takes 10 to 15 years to research, develop and bring to market a new prescription medicine in the United States. Drug development in the U.S. is a process that includes multiple steps defined by the FDA under applicable statutes, regulations and guidance documents. After the pre-clinical research process of identifying, selecting and testing in animals a potential pharmaceutical compound, the clinical development process begins with the filing of an Initial Drug Application (or IND). If successful, an IND allows opportunity for clinical study of the potential new medicine. Clinical development typically involves three phases of study: Phase I, II, and III. The most significant costs associated with clinical development are the Phase III trials, which tend to be the longest and largest studies conducted during the drug development process. After the completion of a successful preclinical and clinical development program, a New Drug Application (NDA) must be filed with the FDA, which includes among other things very large amounts of preclinical and clinical data and results and manufacturing-related information necessary to support requested approval of the product. The NDA must be reviewed by the FDA. In light of the steps and complexities involved, the successful development of our products is highly uncertain. Actual product timelines and costs are subject to enormous variability and are very difficult to predict, as our clinical development programs are updated and changed to reflect the most recent clinical and pre-clinical data and other relevant information. In addition, various statutes and regulations also govern or influence the manufacturing, safety reporting, labeling, storage, recordkeeping and marketing of each product. The lengthy process of seeking these regulatory reviews and approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to an NDA submission, the FDA may grant marketing approval, may request additional information, may deny the application if it determines that the application does not provide an adequate basis for approval, and may also refuse to review an application that has been submitted if it determines that the application does not provide an adequate basis for filing and review. We can not assure you that any approval required by the FDA will be obtained on a timely basis, if at all. For additional discussion of the regulatory processes for pharmaceuticals and of risks and uncertainties associated with completing development of potential products, see "Government Regulations", above, and the "Risk Factors" entitled "Our product candidates will take at least several years to develop, and we cannot assure you that we will successfully develop, market and manufacture these products"; "If we are unable to satisfy the regulatory requirements for our clinical trials, we will not be able to commercialize our drug candidates"; "If we are unable to satisfy governmental regulations relating to the development of our drug candidates, we may be unable to obtain or maintain necessary regulatory approvals to commercialize our products"; and "We have no manufacturing experience and will depend on third parties to manufacture our products".

    General and Administrative Expenses. General and administrative expenses increased to $13.8 million for the year ended December 31, 2001, compared to $7.6 million for the year ended December 31, 2000. The increase was due to fees paid in connection with outside consulting services and additional personnel and facility expenses to support our increased research and development efforts. We expect general and administrative expenses to increase in the future in line with our research, development and commercialization activities.

    Interest Income. Interest income increased to $19.2 million for the year ended December 31, 2001, compared to $15.8 million for the year ended December 31, 2000. The increase was due to higher average investment balances as the result of the sale of convertible subordinated notes in March 2000 and the proceeds received from our follow-on public offerings in June 2001 and December 2001, offset by lower average interest rates. We expect that interest income will fluctuate with average investment balances and market interest rates.

    Interest and Other Expense. Interest and other expense increased to $10.7 million for the year ended December 31, 2001, compared to $9.1 million for the year ended December 31, 2000. The increase was due to interest expense related to the convertible subordinated notes issued in March 2000 which equaled $9.3 million in 2001 and $7.6 million in 2000. We expect that interest and other expense will fluctuate with average loan balances.

    Taxes. We have not generated taxable income to date. At December 31, 2001, the net operating losses potentially available to offset future taxable income for federal and California income tax purposes were approximately $214 million and $40 million, respectively. Because we have experienced ownership changes, future utilization of these carryforwards are likely to be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The federal carryforwards expire at various dates beginning in 2006 through 2021 if not utilized. The California carryforwards expire at various dates beginning in 2002 through 2006 if not utilized. As a result of the annual limitation, a portion of these carryforwards may expire before becoming available to reduce our federal and California income tax liabilities.

    Years Ended December 31, 2000 and 1999

    Collaborative Research Revenues. Collaborative research revenues were $3.3 million for the year ended December 31, 2000, while there were none for the year ended December 31, 1999. The collaborative research revenues for the year ended December 31, 2000 included a $2.0 million milestone payment from our partner, Biogen Inc., which was released in connection with its completion of a Phase II trial of AdentriTM and its decision to continue with the A1 adenosine receptor antagonist program. The remaining revenues relate to our collaboration with Fujisawa Healthcare, Inc. and consisted of both the amortization of up-front payments and the reimbursement of certain development costs.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We do not expect that the adoption of SFAS No. 141 will have a material effect on our financial position or results of operations. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. The provisions of SFAS No. 142 will be effective for our fiscal year 2002. We do not expect that the adoption of SFAS No. 142 will have a material effect on our financial statements.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The provisions of SFAS No. 144 will be effective for our fiscal year 2002. We do not expect that the adoption of SFAS No. 144 will have a material effect on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. For at least the next 24 months, operations will be funded from our cash, cash equivalents and marketable securities which totaled $478.4 million as of December 31, 2001.

    In May 1999, we entered into a sales and marketing services agreement with Innovex Inc. pursuant to which Innovex's parent, Quintiles Transnational Corp., purchased 1,043,705 shares of our common stock for a total investment of $5.0 million. In addition, we entered into two promissory notes with Quintiles. The first promissory note in the amount of $10.0 million may be drawn down by us upon filing an NDA for ranolazine.

The second promissory note shall be for an amount to be determined after commercial launch of ranolazine. Both notes are convertible into shares of common stock at the option of Quintiles upon the occurrence of certain events.

    In October 1999, we completed a follow-on public offering and raised net proceeds of approximately $64.3 million.

    In March 2000, we entered into a purchase agreement pursuant to which we sold to certain purchasers $196.3 million in aggregate principal amount of convertible subordinated notes. The offering of the notes was made to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Interest on the notes will accrue at a rate of 4.75% per year, subject to adjustment in certain circumstances. The notes will mature on March 7, 2007 and are convertible into shares of our common stock at a conversion price of $63.84 per share, subject to adjustment in certain circumstances. We may, at our option, redeem the notes at any time after March 7, 2003, or earlier if our stock price reaches certain defined levels.

    In March 2000, we repaid the initial $3.0 million installment under a general purpose loan facility with Biogen, Inc., bringing the outstanding balance to $4.5 million. In August 2000, we drew down an additional $4.5 million under this Biogen loan facility, bringing the outstanding balance to $9.0 million. In October 2000, we exercised our right to convert $9.0 million in debt from the Biogen loan facility into 118,932 shares of our common stock at a price of $75.67 per share, in full repayment of the entire principal amount under this loan facility. In December 2000, we repaid all accrued and unpaid interest on the loan facility, in full repayment of the loan facility.

    In July 2000, we entered into a collaboration with Fujisawa to develop and market second generation pharmacologic cardiac stress agents. In connection with the signing of this agreement, we received $10.0 million from Fujisawa consisting of an up-front payment and the purchase of our common stock. In September 2001, we received a $2.0 million milestone payment under this collaboration for initiating a Phase II clinical trial for CVT-3146.

    In August 2000, we entered into a financing arrangement with Acqua Wellington to purchase up to $120.0 million of our common stock through November 2002 under the terms of a common stock purchase agreement. Under the purchase agreement, as presently amended, we may sell a total of $149.0 million of our common stock to Acqua Wellington through December 2003. The purchase agreement provides that from time to time, in our sole discretion, we may present Acqua Wellington with draw down notices constituting offers to sell our common stock for specified total proceeds over a specified trading period. Once presented with a draw down notice, Acqua Wellington is required to purchase a pro rata portion of shares of our common stock as allocated on each trading day during the trading period on which the daily volume weighted average price for our common stock exceeds a threshold price that we determine and state in the draw down notice. The per share price then equals the daily volume weighted average price on each date during the pricing period, less a 4% to 6% discount (based on our market capitalization). However, if the daily volume weighted average price falls below the threshold price on any day in the pricing period, Acqua Wellington is not required to purchase the pro rata portion of shares allocated to that day, but can elect to buy that pro rata portion of shares at the threshold price less the applicable 4% to 6% discount.

    Further, if during a draw down pricing period we enter into an agreement with a third party to issue common stock or securities convertible into common stock (excluding, stock or options granted pursuant to our stock option, stock purchase or shareholder rights plans, common stock or warrants issued in connection with licensing agreements and/or collaborative agreements and warrants issued in connection with equipment financings) at a net discount to the then current market price, if we issue common stock with warrants (other than provided in the prior parenthetical), or if we implement a mechanism for the reset of the purchase price of our common stock below the then current market price, then Acqua Wellington can elect to purchase the shares so requested by us in the draw down notice at the price established pursuant to the prior paragraph, to purchase such share at the third party's price, net of discount or fees, or to not purchase our common stock during that draw down pricing period.

    The purchase agreement also provides that from time to time, in our sole discretion, we may grant Acqua Wellington a right to exercise one or more call options to purchase additional shares of our common stock during a drawn down pricing period, in an amount and for a threshold price that we determine and state in the draw down notice. However, the total call amount for any given draw down cannot exceed a specified maximum amount, and the amount of proceeds we may receive by exercise of a call option for any given trading day is also limited. If Acqua Wellington exercises the call option, we will issue and sell the shares of our common stock subject to the call option at a price equal to the greater of the daily volume weighted average price of our common stock on the day Acqua Wellington exercises its call option, or the threshold price for the call option that we have determined, less a 4% to 6% discount (based on our market capitalization).

    The combined total value of shares that we may sell to Acqua Wellington through draw downs and call option exercises may not exceed $149.0 million. As of December 31, 2001, we have issued 1,161,873 shares representing $59.0 million under this arrangement.

    In June 2001, we sold 2,020,203 shares of our common stock in an underwritten public offering at a price to the public of $49.50 per share pursuant to a prospectus supplement under a shelf registration statement. We intend to use the net proceeds of approximately $95.9 million for general corporate purposes, which may include funding research, development and product manufacturing, increasing our working capital, reducing indebtedness, acquisitions or investments in businesses, products or technologies that are complementary to our own, and capital expenditures.

     In December 2001, we sold 2,875,000 shares of our common stock in an underwritten public offering at a price to the public of $52.50 per share pursuant to a prospectus supplement under a shelf registration statement. We intend to use the net proceeds of approximately $143.3 million for general corporate purposes, which may include funding research, development and product manufacturing, development of clinical trials, preparation and filing of a new drug application, product commercialization, increasing our working capital, reducing indebtedness, acquisitions or investments in businesses, products or technologies that are complementary to our own, and capital expenditures.

    Cash, cash equivalents and marketable securities at December 31, 2001 totaled $478.4 million compared to $296.2 million at December 31, 2000. The increase was due to raising $239.2 million from the follow-on public offerings and $29.0 million from Acqua Wellington, partially offset by utilizing $81.0 million to fund operations and $11.9 million for capital expenditures.

    Net cash used in operations for the year ended December 31, 2001 was $81.0 million compared to $24.3 million for the year ended December 31, 2000. The increase was primarily due to increased research and development efforts.

    As of December 31, 2001, we have invested $21.5 million in property and equipment with the rate of investment having increased as we expand our facilities and in line with increased research and development efforts. We expect to continue to make investments in property and equipment to support our growth.

    We may require substantial additional funding in order to complete our research and development activities and commercialize any potential products. We currently estimate that our existing resources and projected interest income, including the proceeds from our offering of convertible subordinated notes and recently completed common stock financings, will enable us to maintain our current and planned operations for at least the next 24 months. However, we cannot assure you that we will not require additional funding prior to then or that additional financing will be available on acceptable terms or at all.

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

CONTRACTUAL OBLIGATIONS AND SIGNIFICANT COMMERCIAL COMMITMENTS

    The following summarizes our contractual obligations for the years ended December 31, 2002 through December 31, 2006 and thereafter:

                                   2002         2003         2004         2005         2006       Thereafter      Total
                                 --------     --------     --------     --------     --------     ---------     ---------
                                                                       (in thousands)

 Convertible subordinated notes   $ 9,322      $ 9,322      $ 9,322      $ 9,322      $ 9,322      $197,959      $244,569
 Capital leases                       885          448          410            -            -             -         1,743
 Operating leases                  10,928       11,918       12,298        9,795       13,256        76,019       134,214
                                 --------     --------     --------     --------     --------     ---------     ---------
                                  $21,135      $21,688      $22,030      $19,117      $22,578      $273,978      $380,526
                                 ========     ========     ========     ========     ========     =========     =========


    Our other material commitments relate to our license agreement with Syntex. Under the license agreement, we paid an initial license fee. In addition, we are obligated to make certain milestone payments to Syntex, upon receipt of the first and second product approvals for ranolazine in any of certain major market countries (consisting of France, Germany, Italy, the United States and the United Kingdom). Unless the agreement is terminated, if the first product approval in one of the major market countries occurs before May 1, 2002, we will pay Syntex, on or before March 31, 2005, $7.0 million plus interest accrued thereon from the date of approval until the date of payment, and if the first such product approval occurs after May 1, 2002, we will pay Syntex, on or before March 31, 2005, $7.0 million plus interest accrued thereon from May 1, 2002 until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries occurs before May 1, 2004, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from the date of approval until the date of payment, and if the second such product approval occurs after May 1, 2004 but before March 31, 2006, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from May 1, 2004 until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries has not occurred by March 31, 2006, we will pay Syntex $3.0 million on or before March 31, 2006, and if we receive the second product approval after March 31, 2006, we will pay Syntex $4.0 million within thirty
(30) days after the date of such second product approval. No amounts have been accrued to date in relation to these milestones. In addition, we will make royalty payments based on net sales of products that utilize the licensed technology. We are required to use commercially reasonable efforts to develop and commercialize the product for angina. We or Syntex may terminate the license agreement for material uncured breach, and we have the right to terminate the license agreement at any time on 120 days notice if we decide not to continue to develop and commercialize ranolazine.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and marketable securities as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include U.S. government securities, commercial paper, asset backed securities, corporate bonds, and foreign bonds. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates. We classify our cash equivalents and marketable securities as "variable-rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily included money market accounts.

    Our long-term debt includes $196,250,000 of 4.75% convertible subordinated notes due March 7, 2007. Interest on the notes is fixed and payable semi-annually on March 7th and September 7th each year. The notes are convertible into shares of our common stock at any time prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events. The market value of our long-term-debt will fluctuate with movements of interest rates and with movements in the value of our common stock.

    The table below presents the amounts and related average interest rates of our investment portfolio and our long-term debt:

                                                             Average       Market
        ($ in thousands)                                  Interest Rate    Value
                                                          -------------  ----------
        Cash equivalents:
          Variable rate                                       2.22%       $ 50,901
          Fixed rate                                          1.82%       $ 29,968
        Marketable securities:
          Fixed rate (mature in 2002)                         5.58%       $ 98,311
          Fixed rate (mature in 2003)                         5.34%       $238,478
          Fixed rate (mature in 2004)                         4.63%       $ 60,725
        Long-term debt:
          Subordinated convertible notes (mature in 2007)     4.75%       $204,740


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our Financial Statements and notes thereto appear beginning on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this item, insofar as it relates to directors and officers, will be contained under the captions "Election of Directors", "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement with respect to the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement"), which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, and is hereby incorporated by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item will be contained in the Proxy Statement, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the caption "Executive Compensation", and is hereby incorporated by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be contained in the Proxy Statement, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the caption "Security Ownership of Certain Beneficial Owners and Management", and is hereby incorporated by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will be contained in the Proxy Statement, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the caption "Security Ownership of Certain Beneficial Owners and Management", and is hereby incorporated by reference thereto.

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

    (a)(3) Exhibits

   EXHIBIT
   NUMBER

    3.1 Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 filed with the Registrant's Annual Report on Form 10-K, for the year ended December 31, 1999.

    3.2 Amendment No. 1 to the Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 4.2 filed with the Registrant's Registration Statement on Form S-3 No. 333-53206.

    3.3 Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.5 filed with the Registrant's Registration Statement on form S-1, No 333-12675, as amended.

   10.1* 1992 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 filed with the Registrant's Registration Statement on Form S-1, No 333-12675, as amended.

   10.2* 1994 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.46 filed with the Registrant's Statement of Form S-8 No. 333-44717.

   10.3       Non-Employee Directors' Stock Option Plan, as amended.

   10.4* Form of Incentive Stock Option Grant, incorporated by reference to Exhibit 10.4 filed with the Registrant's Registration Statement on Form S-1, No 333-12675, as amended.

   10.5* Form of Non-Incentive Stock Option Grant, incorporated by reference to Exhibit 10.5 filed with the Registrant's Registration Statement on Form S-1, No 333-12675, as amended.

   10.6 Form of Non-Statutory Stock Option Grant under Non-Employee Directors' Stock Option Plan, incorporated by reference to
              Exhibit 99.6 filed with the Registrant's Registration Statement on Form S-8, No 333-19389.

   EXHIBIT
   NUMBER

   10.7* Employee Stock Purchase Plan, as amended, incorporated by reference to Exhibit 10.7 filed with the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2000.

   10.8* Amended and Restated Promissory Note for $500,000 between Registrant and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996, incorporated by reference to Exhibit 10.7 filed with the Registrant's Amendment No. 3 to Registration Statement on Form S-1, No 333-12675, as amended.

   10.9* Amended and Restated Promissory Note for $37,500 between Registrant and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996, incorporated by reference to Exhibit 10.26 filed with the Registrant's Amendment No 3 to Registration Statement on Form S-1, No. 333-12675, as amended.

   10.10* Amended and Restated Promissory Note for $25,000 between Registrant and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996, incorporated by reference to Exhibit 10.27 filed with the Registrant's Amendment No. 3 to Registration Statement on Form S-1, No 333-12675, as amended.

   10.11* Amended and Restated Promissory Note for $25,000 between Registrant and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996, incorporated by reference to Exhibit 10.28 filed with the Registrant's Amendment No 3 to Registration Statement on Form S-1, No. 333-12675, as amended.

   10.12* Form of Indemnification Agreement between Registrant and its directors and officers, incorporated by reference to Exhibit
              10.10 filed with the Registrant's Registration Statement on Form S-1, No. 333-12675, as amended.

   10.13 Amended and Restated Investor Rights Agreement between Registrant and the stockholders named therein, dated May 29, 1996, incorporated by reference to Exhibit 10.11 filed with the Registrant's Registration Statement on Form S-1, No. 333-12675, as amended.

   10.14** License Agreement between Registrant and University of Florida Research Foundation, Inc., dated June 7, 1994, incorporated by reference to Exhibit 10.21 filed with the Registrant's Registration Statement on Form S-1, No. 333-12675, as amended.

   10.15** Research Agreement between Registrant and University of Florida, dated June 27, 1994, incorporated by reference to
              Exhibit 10.22 filed with the Registrant's Registration Statement on Form S-1, No 333-12675, as amended.

   10.16** License Agreement between Registrant and Syntex (U.S.A.) Inc., dated March 27,1996, incorporated by reference to Exhibit
              10.25 to Amendment No. 2 to Registrant's Statement No 333-59318, as amended.

   10.17 Lease Agreement between Registrant and Matadero Creek, dated August 6, 1993 and addendum thereto; Letter Amendment to Lease Agreement, dated June 30, 1994 and Second Amendment to Lease Agreement, dated June 30, 1994, incorporated by reference to
              Exhibit 10.25 filed with the Registrant's Registration Statement on Form S-1, No. 333-12675, as amended.

   10.18** Research Collaboration and License Agreement (U.S.) between the Registrant and Biogen, Inc., dated March 7, 1997, incorporated by reference to Exhibit 10.39 filed with the Registrant's Quarterly Report on Form 10-Q, for the First Quarter 1997.

   10.19** Research Collaboration and License Agreement (Europe) between the Registrant and Biogen Manufacturing Ltd., dated March 7, 1997, incorporated by reference to Exhibit 10.40 filed with the Registrant's Quarterly Report on Form 10-Q, for the First Quarter 1997.

   EXHIBIT
   NUMBER

   10.20 Common Stock Purchase Agreement between the Registrant and Biotech Manufacturing Ltd., dated March 7, 1997.

   10.21      Loan Agreement between the Registrant and Biotech
              Manufacturing Ltd., dated March 7, 1997.

   10.22** Letter Agreement, dated March 7, 1997, between the Registrant and the University of Florida Research Foundation, Inc., incorporated by reference to Exhibit 10.43 filed with the Registrant's Quarterly Report on Form 10-Q, for the Second Quarter 1997.

   10.23** First amendment to License Agreement, effective as of July 3, 1997, between the Registrant and Syntex (U.S.A.), Inc., incorporated by reference to Exhibit 10.32 to Amendment No. 2 to Registration Statement No. 333-59318.

   10.24 Common Stock Purchase Agreement, dated October 7, 1997, between the Registrant and Biotech Target S.A., incorporated by reference to Exhibit 10.45 filed with the Registrant's Quarterly Report on Form 10-Q, for the Third Quarter 1997.

   10.25 Transition Agreement between the Registrant and Kathy Stafford dated September 15, 1997, incorporated by reference to Exhibit
              10.47 filed with the Registrant's Quarterly Report on Form 10-Q, for the Third Quarter 1997.

   10.26 Amendment to Research Collaboration and License Agreement (U.S.), dated June 12, 1998, between the Registrant and Biogen, Inc., incorporated by reference to Exhibit 10.54 filed with the Registrant's Quarterly Report on Form 10-Q, for the Second Quarter 1998.

   10.27 Amendment No. 1 to Loan Agreement, dated as of June 12, 1998, between the Registrant and Biotech Manufacturing Ltd., incorporated by reference to Exhibit 10.55 filed with the Registrant's Quarterly Report on Form 10-Q, for the Second Quarter 1998.

   10.28** Letter agreement regarding termination of research program of the Research Collaboration and License Agreement, dated June 12, 1998, between the Registrant and Biogen, Inc., incorporated by reference to Exhibit 10.56 filed with the Registrant's Quarterly Report on Form 10-Q, for the Second Quarter 1998.

   10.29* Executive Severance Benefits Agreement between the Registrant and Louis G. Lange, M.D., Ph.D., dated February 2, 1999, incorporated by reference to Exhibit 10.57 filed with the Registrant's Quarterly Report on Form 10-Q, for the First Quarter 1999.

   10.30* Executive Severance Benefits Agreement between the Registrant and Daniel K. Spiegelman, dated February 2, 1999, incorporated by reference to Exhibit 10.58 filed with the Registrant's Quarterly Report on Form 10-Q, for the First Quarter 1999.

   10.31* Executive Severance Benefits Agreement between the Registrant and Andrew A. Wolff, M.D., dated February 2, 1999, incorporated by reference to Exhibit 10.59 filed with the Registrant's Quarterly Report on Form 10-Q, for the First Quarter 1999.

   10.32* Executive Severance Benefits Agreement between the Registrant and Cynthia L. Clark, Esq., dated February 2, 1999, incorporated by reference to Exhibit 10.60 filed with the Registrant's Quarterly Report on Form 10-Q, for the First Quarter 1999.

   10.33* Executive Severance Benefits Agreement between the Registrant and Brent K. Blackburn, Ph.D., dated February 2, 1999, incorporated by reference to Exhibit 10.61 filed with the Registrant's Quarterly Report on Form 10-Q, for the First Quarter 1999.

   10.34* Executive Severance Benefits Agreement between the Registrant and Richard M. Lawn, Ph.D., dated February 2, 1999, incorporated by reference to Exhibit 10.62 filed with the Registrant's Quarterly Report on Form 10-Q, for the First Quarter 1999.

   EXHIBIT
   NUMBER

   10.35* Executive Severance Benefits Agreement between the Registrant and Luiz Belardinelli, M.D., dated February 2, 1999, incorporated by reference to Exhibit 10.63 filed with the Registrant's Quarterly Report on Form 10-Q, for the First Quarter 1999.

   10.36* Executive Severance Benefits Agreement between the Registrant and Stephen J. Grana, dated February 2, 1999, incorporated by reference to Exhibit 10.64 filed with the Registrant's Quarterly Report on Form 10-Q, for the First Quarter 1999.

   10.37 Stock Purchase Agreement dated May 5, 1999 between the Registrant and Quintiles Transnational Corp., incorporated by reference to Exhibit 10.65 filed with the Registrant's Quarterly Report on Form 10-Q, for the Second Quarter 1999.

   10.38** Sales and Marketing Services Agreement dated May 5, 1999 between the Registrant, Innovex Inc. and Quintiles
              Transnational Corp., incorporated by reference to Exhibit
              10.66 filed with the Registrant's Quarterly Report on Form 10-Q, for the Second Quarter 1999.

   10.39** Loan Agreement dated May 5, 1999 between the Registrant and Quintiles Transnational Corp, incorporated by reference to
              Exhibit 10.67 filed with the Registrant's Quarterly Report on Form 10-Q, for the Second Quarter 1999.

   10.40 Security Agreement dated May 5, 1999 between the Registrant and Quintiles Transnational Corp., incorporated by reference to Exhibit 10.68 filed with the Registrant's Quarterly Report on Form 10-Q, for the Second Quarter 1999.

   10.41 Promissory Note dated May 5, 1999 to Quintiles in principal amount of $10.0 million, incorporated by reference to Exhibit
              10.69 filed with the Registrant's Quarterly Report on Form 10-Q, for the Second Quarter 1999.

   10.42 Promissory Note dated May 5, 1999 to Quintiles Transnational in principal amount specified therein, incorporated by reference to Exhibit 10.70 filed with the Registrant's Quarterly Report on Form 10-Q, for the Second Quarter 1999.

   10.43 Amendment to Loan Agreement dated April 30, 1999 between the Registrant and Biotech Manufacturing Ltd., incorporated by reference to Exhibit 10.71 filed with the Registrant's Quarterly Report on Form 10-Q, for the Second Quarter 1999.

   10.44 Indenture dated March 7, 2000 between the Registrant and Norwest Bank Minnesota, incorporated by reference to Exhibit
              10.72 filed with the Registrant's Quarterly Report on Form 10-Q, for the First Quarter 2000.

   10.45 Convertible subordinated note dated March 7, 2000, incorporated by reference to Exhibit 10.73 filed with the Registrant's Quarterly Report on Form 10-Q, for the First Quarter 2000.

   10.46 Purchase agreement dated March 1, 2000 between the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation as Representatives(s) of the several Initial Purchasers, incorporated by reference to Exhibit 10.74 filed with the Registrant's Quarterly Report on Form 10-Q, for the First Quarter 2000.

   10.47 Resale Registration Rights agreement dated March 7, 2000 between the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation as Representatives(s) of the several Initial Purchasers, incorporated by reference to Exhibit 10.75 filed with the Registrant's Quarterly Report on Form 10-Q, for the First Quarter 2000.

   EXHIBIT
   NUMBER

   10.48*     2000 Equity Incentive Plan, as amended.

   10.49 First Amended and Restated Rights Agreement dated July 19, 2000 between the Registrant and Wells Fargo Bank Minnesota, N.A., incorporated by reference to Exhibit 10.77 filed with the Registrant's Quarterly Report on Form 10-Q, for the Second Quarter 2000.

   10.50 Certificate of Designation of Series A Junior Participating Preferred Stock dated February 2, 1999, incorporated by reference to Exhibit 10.78 filed with the Registrant's Quarterly Report on Form 10-Q, for the Second Quarter 2000.

   10.51 Form of Right Certificate dated July 19, 2000, incorporated by reference to Exhibit 10.79 filed with the Registrant's Quarterly Report on Form 10-Q, for the Second Quarter 2000.

   10.52 Summary of Rights to Purchase Preferred Shares dated July 19, 2000, incorporated by reference to Exhibit 10.80 filed with the Registrant's Quarterly Report on Form 10-Q, for the Second Quarter 2000.

   10.53* Executive Severance Benefits Agreement between the Registrant and David McCaleb dated October 15, 1999, incorporated by reference to Exhibit 10.81 filed with the Registrant's Quarterly Report on Form 10-Q, for the Third Quarter 2000.

   10.54 Stock Purchase Agreement between the Registrant and Fujisawa Healthcare, Inc. dated as of July 10, 2000, incorporated by reference to Exhibit 10.82 filed with the Registrant's Quarterly Report on Form 10-Q, for the Third Quarter 2000.

   10.55** Collaboration and License Agreement between the Registrant and Fujisawa Healthcare, Inc. dated as of July 10, 2000, incorporated by reference to Exhibit 10.83 filed with the Registrant's Quarterly Report on Form 10-Q, for the Third Quarter 2000.

   10.56* Executive Severance Benefits Agreement between the Registrant and Tricia Borga Suvari dated August 31, 2000, incorporated by reference to Exhibit 10.84 filed with the Registrant's Quarterly Report on Form 10-Q, for the Third Quarter 2000.

   10.57 Sublease Agreement between the Registrant and Systemix, Inc. dated as of November 1, 2000, incorporated by reference to
              Exhibit 10.68 filed with the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2000.

   10.58 Lease between the Registrant and Kaiser Marquardt, Inc. dated as of December 1, 2000, incorporated by reference to Exhibit
              10.69 filed with the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2000.

   10.59*     2000 Nonstatutory Incentive Plan, as amended.

   10.60 Amended and Restated Common Stock Purchase Agreement, dated as of August 7, 2000, between the Registrant and Acqua Wellington North American Equities Fund, Ltd., incorporated by reference to Exhibit 4.6 filed with the Registrant's Registration Statement on Form S-3 No. 333-59318.

   10.61 Third Amendment to Lease, dated February 16, 2001, between the Registrant and Jack R. Wheatley dba Matadero Creek., incorporated by reference to Exhibit 10.72 filed with the Registrant's Quarterly Report on Form 10-Q, for the First Quarter 2001.

   10.62 Amendment No. 2 to License Agreement, effective as of November 30, 1999, between the Registrant and Syntex (U.S.A.), Inc., incorporated by reference to Exhibit 10.73 to Amendment No. 2 to Registration Statement No. 333-59318.

   EXHIBIT
   NUMBER

   10.63 Underwriting agreement, dated June 6, 2001, by and between the Registrant and SG Cowen Securities Corporation, incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, Filed by the Registrant on June 12, 2001.

   10.64 Underwriting agreement, dated December 3, 2001, by and between the Registrant and JP Morgan Securities Inc., incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K, filed by the Registrant on December 4, 2001.

   23.1       Consent of Ernst & Young LLP, Independent Auditors.
_____________________

  *   Management contract or compensatory plan or arrangement.

 ** Confidential treatment has previously been granted for portions of this exhibit.

    (b)   Reports on Form 8-K

     The Registrant filed current reports on Form 8-K with the Commission;

    * on October 5, 2001 with respect to the sale of 212,593 shares of its common stock to Acqua Wellington North American Equities Fund, Ltd.,

    *     on October 31, 2001 with respect to a press release dated October
          30, 2001,

    * on November 19, 2001 with respect to press releases dated November 12, 2001, November 14, 2001 and November 19, 2001,

    * on December 4, 2001 with respect to an Underwriting Agreement, dated December 3, 2001, by and between the Registrant and J.P. Morgan Securities Inc. and a press release dated December 4, 2001, and

    *     on December 10, 2001 with respect to a press release dated
          December 6, 2001.

    (c)   Exhibits

     See Exhibits listed under Item 14(a)(3) above.

    (d)   Financial Statements and Schedules

     The financial statement schedules required by this Item are listed under 14(a)(1) and (2) above.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf, by the undersigned, thereunto duly authorized, in the City of Palo Alto, County of Santa Clara, State of California, on March 27, 2002.

                                                         CV THERAPEUTICS, INC.

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


              SIGNATURE             TITLE                            DATE

/s/ LOUIS G. LANGE, M.D., PH.D.    Chairman of the Board & Chief March 29, 2002
    Louis G. Lange, M.D., Ph.D.     Executive Officer (Principal
                                    Executive Officer)

/s/ DANIEL K. SPIEGELMAN           Chief Financial Officer       March 29, 2002
    Daniel K. Spiegelman            (Principal Financial and
                                    Accounting Officer)

/s/ SANTO J. COSTA                 Director                      March 29, 2002
    Santo J. Costa

/s/ R. SCOTT GREER                 Director                      March 29, 2002
    R. Scott Greer

/s/ JOHN GROOM                     Director                      March 29, 2002
    John Groom

/s/ THOMAS L. GUTSHALL             Director                      March 29, 2002
    Thomas L. Gutshall

/s/ PETER BARTON HUTT, ESQ.        Director                      March 29, 2002
    Peter Barton Hutt, Esq.

/s/ KENNETH B. LEE, JR.            Director                      March 29, 2002
    Kenneth B. Lee, Jr.

/s/ BARBARA J. MCNEIL, M.D., PH.D. Director                      March 29, 2002
    Barbara J. McNeil, M.D., Ph.D.

/s/ COSTA G. SEVASTOPOULOS, PH.D.  Director                      March 29, 2002
    Costa G. Sevastopoulos, Ph.D.

             REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
CV Therapeutics, Inc.

    We have audited the accompanying consolidated balance sheets of CV Therapeutics, Inc. as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CV Therapeutics, Inc. at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                             /s/ Ernst & Young LLP
Palo Alto, California
February 13, 2002

                                         CV THERAPEUTICS, INC.
                                      CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share and per share amounts)

                                                                                   December 31,
                                                                            --------------------------
                                                                               2000            2001
                                                                            ----------      ----------
                                               ASSETS
Current assets:
  Cash and cash equivalents                                                 $  54,028       $  80,911
  Marketable securities                                                       242,165         397,514
  Other current assets                                                          5,739           9,938
                                                                            ----------      ----------
Total current assets                                                          301,932         488,363
Notes receivable from related parties                                             303             951
Property and equipment, net                                                     3,400          12,889
Other assets                                                                    5,998           5,041
                                                                            ----------      ----------

Total assets                                                                $ 311,633       $ 507,244
                                                                            ==========      ==========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $   5,206       $   5,529
  Accrued liabilities                                                           9,343          10,614
  Current portion of capital lease obligations                                    764             779
  Current portion of deferred revenue                                           1,029           1,029
                                                                            ----------      ----------
Total current liabilities                                                      16,342          17,951
Capital lease obligations                                                       1,565             786
Convertible subordinated notes                                                196,250         196,250
Deferred revenue                                                                5,659           3,630
Other liabilities                                                                  35             234
                                                                            ----------      ----------
Total liabilities                                                             219,851         218,851
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized, none
       issued and outstanding                                                       -               -
  Common stock, $0.001 par value, 85,000,000 shares authorized, 19,523,045 and 25,482,343 shares issued and outstanding at December 31, 2000 and
       2001, respectively; at amounts paid in                                 222,223         494,604
  Deferred compensation                                                          (589)           (194)
  Accumulated deficit                                                        (131,055)       (210,752)
  Cumulative other comprehensive income                                         1,203           4,735
                                                                            ----------      ----------
Total stockholders' equity                                                     91,782         288,393
                                                                            ----------      ----------

Total liabilities and stockholders' equity                                  $ 311,633       $ 507,244
                                                                            ==========      ==========

                                       See accompanying notes

                                         CV THERAPEUTICS, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands, except per share amounts)

                                                                      Year ended December 31,
                                                              -------------------------------------
                                                                 1999          2000          2001
                                                              ---------     ---------     ---------
Revenues:
  Collaborative research                                      $      -      $  3,309      $  6,762
Operating expenses:
  Research and development                                      20,342        40,761        81,196
  General and administrative                                     4,659         7,601        13,756
                                                              ---------     ---------     ---------
Total operating expenses                                        25,001        48,362        94,952
                                                              ---------     ---------     ---------
Loss from operations                                           (25,001)      (45,053)      (88,190)
Interest income                                                  2,795        15,785        19,184
Interest expense                                                  (892)       (8,993)      (10,464)
Other expense, net                                                 (24)         (119)         (227)
                                                              ---------     ---------     ---------
Net loss                                                      $(23,122)     $(38,380)     $(79,697)
                                                              =========     =========     =========
Basic and diluted net loss per share                          $  (1.75)     $  (2.06)     $  (3.74)
                                                              =========     =========     =========
Shares used in computing basic and diluted
  net loss per share                                            13,207        18,664        21,308
                                                              =========     =========     =========

                                        See accompanying notes



                                                       CV THERAPEUTICS, INC.
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                (in thousands, except share amounts)

                                                                    Notes                                  Cumulative
                                          Common Stock            Receivable                                 Other        Total
                                   --------------------------       From      Deferred     Accumulated    Comprehensive Stockholders
                                      Shares         Amount        Officers  Compensation    Deficit         Income       Equity
                                   ------------    ----------    ----------  ----------    ----------     ----------    ---------

 Balances at December 31, 1998      11,209,078      $105,436      $ (108)    $ (1,049)     $ (69,553)     $     12      $ 34,738
 Issuance of common stock,
   net of repurchases                6,948,183        69,972           -            -              -             -        69,972
 Deferred compensation related to
   grants of certain stock options           -           374           -         (374)             -             -             -
 Repayment of notes receivable               -             -          21            -              -             -            21
 Amortization and reduction of
   deferred compensation                     -            (5)          -          732              -             -           727
 Comprehensive loss:
   Net loss                                  -             -           -            -        (23,122)            -       (23,122)
   Unrealized losses on investments          -             -           -            -              -          (189)         (189)
                                                                                                                        ---------
 Total comprehensive loss                                                                                                (23,311)
                                   ------------    ----------    ----------  ----------    ----------     ----------    ---------
 Balances at December 31, 1999      18,157,261       175,777         (87)        (691)       (92,675)         (177)       82,147
 Issuance of common stock,
   net of repurchases                1,365,784        45,945           -            -              -             -        45,945
 Deferred compensation related to
   grants of certain stock options           -           516           -         (516)             -             -             -
 Repayment of notes receivable               -             -          87            -              -             -            87
 Amortization and reduction of
   deferred compensation                     -           (15)          -          618              -             -           603
 Comprehensive loss:
   Net loss                                  -             -           -            -        (38,380)            -       (38,380)
   Unrealized gains on investments           -             -           -            -              -         1,380         1,380
                                                                                                                        ---------
 Total comprehensive loss                                                                                                (37,000)
                                   ------------    ----------    ----------  ----------    ----------     ----------    ---------
 Balances at December 31, 2000      19,523,045       222,223           -         (589)      (131,055)        1,203        91,782
 Issuance of common stock,
   net of repurchases                5,959,298       271,605           -            -              -             -       271,605
 Compensation related to grants
   of certain stock options                  -           995           -            -              -             -           995
 Amortization and reduction of
   deferred compensation                     -          (219)          -          395              -             -           176
 Comprehensive loss:
   Net loss                                  -             -           -            -        (79,697)            -       (79,697)
   Unrealized gains on investments           -             -           -            -              -         3,532         3,532
                                                                                                                        ---------
 Total comprehensive loss                                                                                                (76,165)
                                   ------------    ----------    ----------  ----------    ----------     ----------    ---------
 Balances at December 31, 2001      25,482,343      $494,604      $    -     $   (194)     $(210,752)     $  4,735      $288,393
                                   ============    ==========    ==========  ==========    ==========     ==========    =========

                                                      See accompanying notes

                                            CV THERAPEUTICS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)

                                                                               Year Ended December 31,
                                                                       -------------------------------------
                                                                          1999          2000          2001
                                                                       ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $(23,122)     $(38,380)     $(79,697)
Adjustments to reconcile net loss to net cash used in operating activities:
  Gain on the sale of investments                                             -             -        (1,695)
  Loss on the disposal of fixed assets                                        -             -            84
  Non cash stock compensation                                               727           603         1,171
  Depreciation and amortization                                           1,437         1,505         3,605
  Change in assets and liabilities:                                           -             -             -
    Other current assets                                                 (1,211)       (3,292)       (4,199)
    Other assets                                                             97             -             -
    Accounts payable                                                        540         3,665           323
    Accrued and other liabilities                                           293         5,912         1,470
    Deferred revenue                                                          -         5,688        (2,029)
                                                                       ---------     ---------     ---------
Net cash used in operating activities                                   (21,239)      (24,299)      (80,967)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                                (65,392)     (239,590)     (386,464)
Maturities of investments                                                27,246        54,576       172,613
Sales of investments                                                          -        15,431        63,388
Capital expenditures                                                       (136)         (655)      (11,880)
Notes receivable from related parties                                        23           232          (648)
                                                                       ---------     ---------     ---------
Net cash used in investing activities                                   (38,259)     (170,006)     (162,991)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations                                      (165)         (424)         (764)
Borrowings under convertible subordinated debt, net of issuance costs         -       189,549             -
Borrowings under long-term debt                                               -         4,500             -
Repayments of long-term debt                                             (1,500)       (3,000)            -
Net proceeds from issuance of common stock,
  net of repurchases                                                     69,972        36,945       271,605
                                                                       ---------     ---------     ---------
Net cash provided by financing activities                                68,307       227,570       270,841
                                                                       ---------     ---------     ---------
Net increase in cash and cash equivalents                                 8,809        33,265        26,883
Cash and cash equivalents at beginning of year                           11,954        20,763        54,028
                                                                       ---------     ---------     ---------
Cash and cash equivalents at end of year                               $ 20,763      $ 54,028      $ 80,911
                                                                       =========     =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                 $    551      $  6,611      $ 10,464

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Equipment purchased under financing arrangements                       $  1,000      $  1,500      $      -
Conversion of long-term debt into common stock                         $      -      $  9,000      $      -

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

    Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We do not expect that the adoption of SFAS No. 141 will have a material effect on our financial position or results of operations. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. The provisions of SFAS No. 142 will be effective for our fiscal year 2002. We do not expect that the adoption of SFAS No. 142 will have a material effect on our financial statements.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The provisions of SFAS No. 144 will be effective for our fiscal year 2002. We do not expect that the adoption of SFAS No. 144 will have a material effect on our financial statements.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Cash Equivalents and Investments

    We consider all highly liquid debt investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash equivalents consist of money market funds and commercial paper. All other liquid investments are classified as marketable securities. We limit concentration of risk by diversifying investments among a variety of issuers. No one issuer or group of issuers from the same holding company is to exceed 10% of market value of the portfolio except for securities issued by the U.S. treasury or by one of its agencies. We also limit risk by specifying a minimum credit quality of A1/P1 for commercial paper and A-/A3 for all other investments.

    We determine the appropriate classification of investment securities at the time of purchase and reaffirm such designation as of each balance sheet date. At December 31, 2000 and 2001, all investment securities are designated as available-for-sale. We view our available for sale portfolio as available for use in current operations. Accordingly, we have classified all investments as short term, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. The cost of securities sold is based on the specific identification method. Realized gains on available-for-sale securities included in the statement of operations were $0, $50,000 and $1.7 million for 1999, 2000 and 2001, respectively, while realized losses were $0, $29,000 and $49,000.

    Other Assets

    Other assets include $4,962,000 of issuance costs, net of related amortization, associated with the sale of $196,250,000 aggregate principal amount of convertible subordinated notes in March 2000 (see Note 7). These issuance costs are being amortized to interest expense over the seven-year life of the notes.

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

    Revenue Recognition

    Revenue under our collaborative research arrangements is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front license and periodic milestone payments. Up-front or milestone payments, which are still subject to future performance requirements, are recorded as deferred revenue and are amortized over the performance period. The performance period is estimated at the inception of the arrangement and is periodically reevaluated. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate period based on research progress attained and events such as changes in the regulatory and competitive environment. Payments received related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Payments received for research activities are recognized as the related research effort is performed.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Stock-Based Compensation

    We account for stock options granted to employees using the intrinsic-value method and, thus, recognize no compensation expense for options granted with exercise prices equal to the fair market value of our common stock on the date of the grant. We recognize compensation for options granted to consultants based on the Black-Scholes option pricing model in accordance with Emerging Issues Task Force Consensus No. 96-18.

    Deferred compensation is recorded when stock options are granted to employees at prices lower than the fair market value. The amount is amortized to expense over the vesting period of the related options.

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

    Research and Development

    Research and development expenses include related salaries, contractor fees, administrative expenses and allocations of administrative overhead costs. License and milestone obligations due prior to regulatory approval to market the product are charged to research and development expense. Such obligations due at, or following regulatory approval, if any, will be capitalized and amortized to expense over the estimated life of the product.

    Net Loss Per Share

    In accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.

    Had we been in a net income position for the years ended December 31, 1999, 2000 and 2001, diluted earnings per share would have included the shares used in the computation of basic net loss per share, as well as the dilutive effect of 1,753,000, 2,153,000 and 3,692,000 stock options and 443,078, 40,000 and 0 warrants to purchase common stock (prior to the application of the treasury stock method). We have excluded the impact of our convertible subordinated notes from the computation of diluted shares outstanding because the impact of an assumed conversion of these notes into 3,074,091 shares of our common stock is anti-dilutive for all periods presented.

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

    Syntex

    In March 1996, we entered into a license agreement with Syntex (U.S.A.) Inc. to obtain United States and foreign patent rights to ranolazine for the treatment of angina and other cardiovascular indications. Pursuant to the agreement, Syntex provided quantities of the compound to us for use in clinical trials and related development activities. The license agreement is exclusive and worldwide except for the following countries which Syntex has licensed exclusively to Kissei Pharmaceuticals, Ltd. of Japan: Japan, Korea, China, Taiwan, Hong Kong, the Philippines, Indonesia, Singapore, Thailand, Malaysia, Vietnam, Myanmar, Laos, Cambodia and Brunei.

    Under the license agreement, we paid an initial license fee. In addition, we are obligated to make certain milestone payments to Syntex, upon receipt of the first and second product approvals for ranolazine in any of certain major market countries (consisting of France, Germany, Italy, the United States and the United Kingdom). Unless the agreement is terminated, if the first product approval in one of the major market countries occurs before May 1, 2002, we will pay Syntex, on or before March 31, 2005, $7.0 million plus interest accrued thereon from the date of approval until the date of payment, and if the first such product approval occurs after May 1, 2002, we will pay Syntex, on or before March 31, 2005, $7.0 million plus interest accrued thereon from May 1, 2002 until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries occurs before May 1, 2004, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from the date of approval until the date of payment, and if the second such product approval occurs after May 1, 2004 but before March 31, 2006, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from May 1, 2004 until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries has not occurred by March 31, 2006, we will pay Syntex $3.0 million on or before March 31, 2006, and if we receive the second product approval after March 31, 2006, we will pay Syntex $4.0 million within thirty
(30) days after the date of such second product approval. No amounts have been accrued to date in relation to these milestones. In addition, we will make royalty payments based on net sales of products that utilize the licensed technology. We are required to use commercially reasonable efforts to develop and commercialize the product for angina.

    We or Syntex may terminate the license agreement for material uncured breach, and we have the right to terminate the license agreement at any time on 120 days notice if we decide not to continue to develop and commercialize ranolazine.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  LICENSE AND COLLABORATION AGREEMENTS (CONTINUED)

    Biogen

    In March 1997, we entered into two research collaboration and license agreements with Biogen. The agreements grant Biogen the exclusive worldwide right to develop and commercialize any products which are produced based on our A1 adenosine receptor antagonist patents or technologies (including our rights under the University of Florida Research Foundation license) for all indications. In exchange, we received a $16.0 million payment consisting of research related funding, an equity investment and $3.0 million in funding under a general purpose loan facility. Biogen agreed to make milestone payments and equity investments, as well as the loan facility, all of which are subject to their achievement of clinical development and commercialization milestones. In February 1998, we terminated the research component of the agreements and, as a result, approximately $4.0 million of deferred revenue was recognized as there were no further research obligations related to this funding. In December 1998, Biogen released an additional $4.5 million under the loan facility. In February 2000, based on results of their Phase II clinical trial, Biogen announced its intention to proceed with the AdentriTM program, but with a backup compound, and subsequently paid us $6.5 million, consisting of a $2.0 million milestone payment and $4.5 million under the loan facility. In March 2001, based on Biogen's initiation of a Phase I oral development program, we recognized a $1.0 million milestone payment. Biogen will also make milestone payments in connection with development and commercialization of licensed products, and pay royalties on any future sales of products covered by the agreement. Biogen has control and responsibility for conducting, funding and pursuing all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of A1 adenosine receptor antagonist products under the agreement.

    In March 2000, we repaid the initial $3.0 million installment under the loan facility. In October 2000, we exercised our right to convert $9.0 million in debt under the loan facility into 118,932 shares of our common stock at a price of $75.67 per share, in full repayment of the entire principal amount under this loan facility. In December 2000, we repaid all accrued and unpaid interest on the loan facility.

    Biogen may terminate the agreements for any reason upon 60 days written notice. If Biogen terminates the agreements, all rights to the technology will revert to us, and we will pay Biogen a royalty on future sales of any A1 adenosine receptor antagonist.

    Incyte

    In July 1998, we entered into a joint research collaboration agreement with Incyte Genomics, Inc. to develop a prototype gene expression database in the area of cardiovascular biology. We contribute our molecular cardiology expertise and Incyte contributes its genomics capabilities. Incyte owns the data produced, and we receive a perpetual, non-exclusive license to use the data in our drug development efforts. Each party bears its own costs of the research and neither party makes any payments to the other. Either party may terminate the agreement on 60 days written notice. In August 2001, we expanded the scope of our 1998 research collaboration to focus on identifying genes involved in the development of atherosclerosis and coronary artery disease.

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

    The agreement calls for Innovex to conduct pre-launch activities, hire and train a dedicated cardiology sales force to launch and promote ranolazine, and provide post-launch marketing and sales services. To fund pre-launch activities, Quintiles will provide us with a $10 million credit facility at the time we file with the FDA for approval. We are required to spend a minimum of $10 million on ranolazine pre-launch marketing activities so long as Quintiles provides advances under the credit facility. Upon FDA approval, Quintiles will make a $10 million milestone payment to us, which we are obligated to use to repay any amounts outstanding under the credit facility. Should we file for FDA approval and draw down the credit facility, but never receive FDA approval, we are obligated to repay the loan within 10 years of the date we received the loan.

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

    In exchange for providing these sales and marketing services, Innovex will receive a fee equal to up to an average of 33% of our revenues related to the sale of ranolazine in the first two years of sales, up to 30% of revenues for the third year and up to 25% of revenues in years four and five. Also, for giving us the option to retain this trained sales force at the end of the contract, Innovex will receive a royalty on sales of 7% in the sixth year and 4% in the seventh year after launch.

    In connection with the agreement, Quintiles purchased 1,043,705 shares of our common stock for a total purchase price of $5.0 million.

    We or Innovex may terminate the agreement in the event of material uncured breach, bankruptcy or insolvency, our decision to not file an NDA for ranolazine or to terminate development of the product, notice from the United States Food and Drug Administration that it will not approve the product for marketing, or failure to achieve certain minimum sales levels. In addition, we or Innovex (subject to certain notice and response provisions) may terminate the agreement if product launch will not occur by a specific date. The agreement will terminate automatically if we no longer retain our license rights to ranolazine.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  LICENSE AND COLLABORATION AGREEMENTS (CONTINUED)

    Fujisawa Healthcare

      In July 2000, we entered into a collaboration with Fujisawa Healthcare, Inc. (FHI) to develop and market second generation pharmacologic cardiac stress agents. Under this agreement, FHI received exclusive North American rights to CVT-3146, a short acting selective A2A adenosine receptor agonist, and to a backup compound. We received $10.0 million from FHI consisting of a $6.0 million up-front payment, which will be recognized as revenue over the expected term of the agreement, and the purchase of 54,270 shares of our common stock for a total purchase price of $4.0 million. In September 2001, based on initiating a Phase II clinical trial for CVT-3146, FHI paid us a $2.0 million milestone payment. We may receive up to an additional $22.0 million in cash based on development and regulatory milestones such as initiation of clinical studies and certain regulatory filings and approval. FHI reimburses us for 75% of the development costs, and if the product is approved by the FDA, we will receive a royalty based on product sales of CVT-3146 and may receive a royalty on another product sold by FHI. The amount reimbursed for development costs was $0, $996,000 and $2.8 million for 1999, 2000 and 2001, respectively.

    FHI may terminate the agreement for any reason on 90 days written notice, and we may terminate the agreement if FHI fails to launch a product within a specified period after marketing approval. In addition, we or FHI may terminate the agreement in the event of material uncured breach, or bankruptcy or insolvency.

3.  INVESTMENTS

    Following is a summary of available-for-sale securities at December 31, 2000:

                                                                           Gross         Gross
                                                        Amortized        Unrealized    Unrealized     Market
                                                        Cost Basis         Gains         Losses       Value
                                                        ----------       ---------     ---------    ----------
                                                                            (in thousands)
         Cash equivalents:
           Money market funds                           $  29,266        $     -       $     -      $  29,266
           Commercial paper                                24,744              -             -         24,744
                                                        ----------       ---------     ---------    ----------
                                                        $  54,010        $     -       $     -      $  54,010
                                                        ==========       =========     =========    ==========
         Marketable securities:
           Commercial paper                             $  34,545        $    36       $     -      $  34,581
           US government securities                        10,042             80             -         10,122
           Asset backed securities                         13,970             81             -         14,051
           Corporate bonds                                177,418          1,046            16        178,448
           Foreign bonds                                    4,987              -            24          4,963
                                                        ----------       ---------     ---------    ----------
                                                        $ 240,962        $ 1,243       $    40      $ 242,165
                                                        ==========       =========     =========    ==========


    As of December 31, 2000, we had marketable securities with maturities of one year or less of $74.5 million and greater than one year of $167.7 million. The average contractual maturity as of December 31, 2000 was approximately fifteen months, with no single investment's maturity exceeding thirty-six months.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  INVESTMENTS (CONTINUED)

    Following is a summary of available-for-sale securities at December 31, 2001:

                                                                           Gross         Gross
                                                        Amortized        Unrealized    Unrealized     Market
                                                        Cost Basis         Gains         Losses       Value
                                                        ----------       ---------     ---------    ----------
                                                                            (in thousands)
         Cash equivalents:
           Money market funds                           $  50,901        $     -       $     -      $  50,901
           Commercial paper                                29,968              -             -         29,968
                                                        ----------       ---------     ---------    ----------
                                                        $  80,869        $     -       $     -      $  80,869
                                                        ==========       =========     =========    ==========
         Marketable securities:
           Commercial paper                             $   8,941        $     9       $     -      $   8,950
           US government securities                       100,794            654            18        101,430
           Asset backed securities                         13,588             91             -         13,679
           Corporate bonds                                260,971          4,280           262        264,989
           Foreign bonds                                    8,485              -            19          8,466
                                                        ----------       ---------     ---------    ----------
                                                        $ 392,779        $ 5,034       $   299      $ 397,514
                                                        ==========       =========     =========    ==========


    As of December 31, 2001, we had marketable securities with maturities of one year or less of $98.3 million and greater than one year of $299.2 million. The average contractual maturity as of December 31, 2001 was approximately eighteen months, with no single investment's maturity exceeding thirty-six months.

4.  PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost and consist of the following:

                                                                  December 31,
                                                             --------------------
                                                                2000       2001
                                                             --------    --------
                                                                 (in thousands)
         Machinery and equipment                              $5,682     $ 8,228
         Furniture and fixtures                                  833       1,328
         Leasehold improvements                                4,124      11,910
                                                             --------    --------
                                                              10,639      21,466
         Less accumulated depreciation and amortization       (7,239)     (8,577)
                                                             --------    --------
                                                              $3,400     $12,889
                                                             ========    ========


    Property and equipment include $2.9 million recorded under capital leases at December 31, 2000 and 2001. Accumulated amortization related to leased assets totaled $950,000 and $1.9 million at December 31, 2000 and 2001, respectively (see Note 6).

    Depreciation expense, including depreciation of assets under capital leases, was $608,000, $670,000 and $1.2 million for 1999, 2000 and 2001, respectively. Amortization expense for leasehold improvements was $517,000, $761,000 and $1.1 million for 1999, 2000 and 2001, respectively.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  ACCRUED LIABILITIES

    Accrued liabilities consists of the following:

                                                                   December 31,
                                                             ---------------------
                                                                2000        2001
                                                             --------    ---------
                                                                 (in thousands)
         Accrued interest                                     $2,952      $ 2,952
         Compensation related accruals                         1,456        3,651
         Accrued research obligation                             308            -
         Clinical trials                                       1,562          364
         Other                                                 3,065        3,647
                                                             --------    ---------
                                                              $9,343      $10,614
                                                             ========    =========


6.  LEASES

    We lease some of our fixed assets under four capital leases.

    We lease two facilities under noncancellable operating leases. The lease for one facility expires in April 2012. The lease for the second facility incorporates a sublease which expires in February 2005 and a master lease which expires in April 2012.

    Following is a schedule of future minimum lease payments:

                                                                Operating     Capital
                                                                 Leases        Leases
                                                                ---------     ------
                                                                  (in thousands)
         Year ending December 31,
           2002                                                 $ 10,928      $ 885
           2003                                                   11,918        448
           2004                                                   12,298        410
           2005                                                    9,795          -
           2006                                                   13,256          -
           2007 and thereafter                                    76,019          -
                                                                ---------     ------
         Total minimum payments                                 $134,214      1,743
                                                                =========
         Less amount representing interest                                     (178)
                                                                              ------
         Present value of future lease payments                               1,565
         Less current portion                                                  (779)
                                                                              ------
         Long-term portion                                                    $ 786
                                                                              ======


    Rent expense for the years ended December 31, 1999, 2000, and 2001 was $1.4 million, $1.7 million and $8.7 million, respectively, net of sublease rental income of $1.0 million, $567,000 and $1.2 million, respectively.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  CONVERTIBLE SUBORDINATED NOTES

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

    The conversion price is subject to adjustment upon the occurrence of the following events:

    * if we pay a dividend or make a distribution to the holders of our common stock in shares of our common stock, then the conversion price will be reduced;

    * if we subdivide or combine the outstanding shares of our common stock, then the conversion price then in effect will be proportionately reduced or increased, respectively;

    * if we issue rights or warrants (other than as described in the next bullet points below) to all holders of our outstanding common stock entitling them to subscribe for or purchase more shares of our common stock (or securities convertible into our common stock) at a price per share (or with a conversion price per share) less than the current market price of our common stock, then the conversion price will be reduced;

    * if we distribute to all holders of our common stock shares of capital stock (other than any dividends or distributions covered by the first bullet point above) or evidence of our indebtedness, cash or other assets, including securities, but excluding:

            *      any rights or warrants referred to above,

            * any stock, securities or other property or assets distributed in connection with a reclassification, change, merger, consolidation, statutory share exchange, combination, sale or conveyance to which the indenture's recapitalization provisions apply, and

            *      dividends and distributions paid exclusively in cash,

            then, in each such case, and subject to certain limitations, the conversion price will be reduced;

    * if we distribute to all our common stockholders cash (excluding cash distributed upon a reclassification, change, merger, consolidation, statutory share exchange, combination, sale or conveyance to which the indenture's recapitalization provisions apply) in an aggregate amount that, combined with:

            * the aggregate amount of any other cash distributions to all of our common stockholders made within the preceding 12 months and for which no adjustment pursuant to this bullet point has been made, and

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  CONVERTIBLE SUBORDINATED NOTES (CONTINUED)

            * the aggregate of any cash plus the fair market value (as determined by our board of directors), as of the expiration of the tender or exchange offer referred to below, of consideration payable in respect of any tender or exchange offer by us for all or any portion of our common stock concluded within the preceding 12 months and for which no adjustment pursuant to the bullet point below has been made, exceeds 10% of the product of the then current market price of our common stock times the number of shares of common stock then outstanding, then the conversion price will be reduced;

    * if a tender or exchange offer made by us expires and such offer requires that we pay stockholders an aggregate consideration having a fair market value (as determined by our board of directors) that combined with:

            * the aggregate of the cash plus the then fair market value (as determined by our board of directors) of consideration payable in respect of any other tender or exchange offers by us expiring within the preceding 12 months and for which no adjustment pursuant to this bullet point has been made, and

            * the aggregate amount of any distributions to all holders of our common stock made in cash within the preceding 12 months and for which no adjustment pursuant to the fifth bullet point above, exceeds 10% of the product of the then current market price times the number of shares of then outstanding common stock (including any tendered or exchanged shares), then the conversion price will be reduced;

    * if our board of directors determines it advisable to avoid or diminish any income tax to holders of common stock or rights to purchase common stock resulting from any dividend or distribution of stock (or rights to acquire stock) or from any event treated as such for income tax purposes, then the conversion price will be reduced; and

    * if the distribution date for the rights provided in our rights agreement, if any, occurs prior to the date a security is converted, the holder of the security who converts such security after the distribution date will not be entitled to receive the rights that would otherwise be attached (but for the date of conversion) to the shares of common stock received upon such conversion; provided, however, that an adjustment will be made to the conversion price pursuant to the second bullet point above as if the rights were being distributed to our common stockholders prior to such conversion.

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

    The fair value of our convertible subordinated notes, based upon the last publicly-traded price for the notes at December 31, 2001, approximates $204,740,000.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  RELATED PARTY TRANSACTIONS

    From 1992 through 2001, we issued loans to certain of our officers, employees and a consultant related to relocation and other purposes. Such loans aggregating $358,000 and $951,000 were outstanding at December 31, 2000 and 2001, respectively. These loans bear interest at 4.13% to 10.00% per annum. The amounts are repayable on various dates through November 20, 2006. Loans outstanding at December 31, 2001 in the amount of $801,000, are secured by secondary deeds of trust.

9.  STOCKHOLDERS' EQUITY

    Equity Line of Credit and Significant Equity Transactions

    In August 2000, we entered into a financing arrangement with Acqua Wellington to purchase up to $120.0 million of our common stock through November 2002 under the terms of a common stock purchase agreement. Under the purchase agreement, as presently amended, we may sell a total of $149.0 million of our common stock to Acqua Wellington through December 2003. The purchase agreement provides that from time to time, at our sole discretion, subject to a minimum per share market price specified in the agreement, we may present Acqua Wellington with draw down notices constituting offers to sell our common stock for specified total proceeds over a specified trading period, both subject to limits specified in the agreement. Once presented with a draw down notice, Acqua Wellington is required to purchase a pro rata portion of shares of our common stock as allocated on each trading day during the trading period on which the daily volume weighted average price for our common stock exceeds a threshold price that we determine and state in the draw down notice. The per share price then equals the daily volume weighted average price on each date during the pricing period, less a 4% to 6% discount (based on our market capitalization). However, if the daily volume weighted average price falls below the threshold price on any day in the pricing period, Acqua Wellington is not required to purchase the pro rata portion of shares allocated to that day, but can elect to buy that pro rata portion of shares at the threshold price less the applicable 4% to 6% discount.

    Further, if during a draw down pricing period we enter into an agreement with a third party to issue common stock or securities convertible into common stock (excluding stock or options granted pursuant to our stock option, stock purchase or shareholder rights plans, common stock or warrants issued in connection with licensing agreements and/or collaborative agreements and warrants issued in connection with equipment financings) at a net discount to the then current market price, if we issue common stock with warrants (other than provided in the prior parenthetical), or if we implement a mechanism for the rest of the purchase price of our common stock below the then current market price, then Acqua Wellington can elect to purchase the shares so requested by us in the draw down notice at the price established pursuant to the prior paragraph, to purchase such shares at the third party's price, net of discount or fees, or to not purchase our common stock during the draw down pricing period.

    The purchase agreement also provides that from time to time, in our sole discretion, we may grant Acqua Wellington a right to exercise one or more call options to purchase additional shares of our common stock during a drawn down pricing period, in an amount and for a threshold price that we determine and state in the draw down notice. However, the total call amount for any given draw down cannot exceed a specified maximum amount, and the amount of proceeds we may receive by exercise of a call option for any given trading day is also limited. If Acqua Wellington exercises the call option, we will issue and sell the shares of our common stock subject to the call option at a price equal to the greater of the daily volume weighted average price of our common stock on the day Acqua Wellington exercises its call option, or the threshold price for the call option that we have determined, less a 4% to 6% discount (based on our market capitalization).

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  STOCKHOLDERS' EQUITY (CONTINUED)

    Equity Line of Credit and Significant Equity Transactions (Continued)

    The combined total value of shares that we may sell to Acqua Wellington through draw downs and call option exercises may not exceed $149.0 million. As of December 31, 2001, we have issued 1,161,873 shares representing $59.0 million under this arrangement.

    In June 2001, we sold 2,020,203 shares of our common stock in an underwritten public offering at a price to the public of $49.50 per share pursuant to a prospectus supplement under a shelf registration statement. We intend to use the net proceeds of approximately $95.9 million for general corporate purposes, which may include funding research, development and product manufacturing, increasing our working capital, reducing indebtedness, acquisitions or investments in businesses, products or technologies that are complementary to our own, and capital expenditures.

     In December 2001, we sold 2,875,000 shares of our common stock in an underwritten public offering at a price to the public of $52.50 per share pursuant to a prospectus supplement under a shelf registration statement. We intend to use the net proceeds of approximately $143.3 million for general corporate purposes, which may include funding research, development and product manufacturing, development of clinical trials, preparation and filing of a new drug application, product commercialization, increasing our working capital, reducing indebtedness, acquisitions or investments in businesses, products or technologies that are complementary to our own, and capital expenditures.

    Employee Stock Purchase Plan

    In September 1996, the board of directors adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 150,000 shares of our common stock. In May 2000, our stockholders approved an additional 75,000 shares for the Purchase Plan with annual increases through 2005 in an amount equal to the least of (i) one-half of one percent of the number of outstanding shares of our common stock, (ii) 100,000 shares, or (iii) a smaller number of shares determined by the board of directors. The Purchase Plan is designed to allow eligible employees of ours or an affiliate of ours to purchase shares of our common stock at quarterly intervals through their periodic payroll deductions, which may not exceed 15 percent of any employee's compensation, at a price not less than the lesser of an amount equal to 85 percent of the fair market value of our common stock at the beginning of the offering period or an amount equal to 85 percent of the fair market value of our common stock on each purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with us. Shares in the amount of 323,889 have been authorized for issuance and 198,818 shares have been issued under the Purchase Plan through December 31, 2001.

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

    Stock Option Plans (Continued)

    We reserved 1,800,000 shares of common stock for issuance under our amended and restated 1994 Equity Incentive Plan which provided for common stock options to be granted to employees of and consultants to us and our affiliates. No additional grants will be made under the 1994 Equity Incentive Plan.

    Our Non-Employee Directors' Stock Option Plan was amended and restated in 1996 to allow the granting of up to 250,000 shares of common stock to our directors who are not otherwise an employee of, or consultant of ours or any affiliate of ours. In May 2000, our stockholders approved an additional 150,000 shares for this plan. Options granted under this plan expire no later than 10 years from the date of grant. The exercise price of each option shall be the fair market value of the stock subject to such option on the date such option is granted. In August 2000, the board of directors approved amending the plan to increase the number of shares automatically granted to new members of the board of directors. The options covered by such initial grants generally vest in increments over a period of three years from the date of grant for new directors. Also in August 2000, the board of directors approved amending the plan to increase the number of shares automatically granted each year to existing members of the board of directors as replenishment grants. This amendment also modified the vesting schedule for all new replenishment grants, from the previous full vesting one year from the date of grant to vesting in increments over a period of one year from the date of grant.

    In May 2000, our stockholders approved the 2000 Equity Incentive Plan and the issuance of up to 1,500,000 shares of common stock under the plan. The 2000 Equity Incentive Plan provides for common stock options to be granted to our employees and consultants and those of our affiliates. This Plan (as amended by the board of directors in February 2002-see Note 12) allows for the grant of incentive stock options and nonstatutory stock options. Options granted under this plan expire no later than 10 years from the date of grant. The exercise price of each incentive stock option and nonstatutory stock option shall be not less than 100% of the fair market value of the stock subject to the option on the date the option is granted, unless granted to a person who owns 10% or more of the total of voting stock of the company and its affiliates, in which case the exercise price shall be not less than 110% of the fair market value of the stock subject to the option on the date of grant. The vesting provisions of individual options may vary but in each case will provide for vesting of at least 20% of the total number of shares subject to the option per year.

    In July 2000, the board of directors approved the 2000 Nonstatutory Incentive Plan and the issuance of up to 250,000 shares of common stock under the plan. In February 2001, July 2001, December 2001 and February 2002 (see Note 12), the board of directors approved the issuance of up to an additional 350,000, 250,000, 285,325 and 200,000 shares of common stock, respectively, for a total of up to 1,335,325 shares under the plan. The 2000 Nonstatutory Incentive Plan provides for common stock options to be granted to our employees and consultants and those of our affiliates. The Plan (as amended by the board of directors in February 2002-see Note 12) allows for the grant of nonstatutory stock options. Options granted under this plan expire no later than 10 years from the date of grant. The exercise price of each nonstatutory option shall be not less than 100% of the fair market value of the stock subject to the option on the date the option is granted. The vesting provisions of individual options may vary but in each case will provide for vesting of at least 20% of the total number of shares subject to the option per year.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  STOCKHOLDERS' EQUITY (CONTINUED)

    Stock Option Plans (Continued)

    The following table summarizes option activity under all option plans:

                                                              Outstanding Options
                                                            -----------------------
                                               Shares        Number        Weighted
                                             Available         of          Average
                                             for Grant       Shares     Exercise Price
                                              -------       -------       ---------
                                            (in thousands, except per share amounts)
 Balance at December 31, 1998                    661         1,415         $6.45
 Options granted                                (472)          472         $7.41
 Options forfeited                                52           (52)        $6.16
 Options exercised                                 -           (82)        $3.45
                                              -------       -------
 Balance at December 31, 1999                    241         1,753         $6.86
 Shares authorized                             1,900             -           -
 Options granted                                (900)          900         45.75
 Options forfeited                                51           (51)        25.95
 Options exercised                                 -          (449)         5.15
                                              -------       -------
 Balance at December 31, 2000                  1,292         2,153         23.02
 Shares authorized                               885             -           -
 Options granted                              (1,844)        1,844         45.84
 Options forfeited                                62           (62)        35.68
 Options exercised                                 -          (268)         7.44
                                              -------       -------
 Balance at December 31, 2001                    395         3,667         35.43
                                              =======       =======


    The following table summarizes information about stock options outstanding at December 31, 2001:

                                             Outstanding Options
---------------------------------------------------------------------------------------------------------------
                                                Weighted                                Exercisable Options
                                                 Average                             --------------------------
                               Shares           Remaining            Weighted       Number of     Weighted
                            Outstanding     Contractual Life     Average Exercise    Shares    Average Exercise
Range of Exercise Prices   (in thousands)      (in years)              Price     (in thousands)    Price
------------------------      -------           --------             --------        ------      ---------
$ 0.80 - $14.63                1,003              6.3                 $ 7.77           767        $ 7.72
$15.88 - $40.61                1,159              8.9                 $37.34           258        $36.70
$40.85 - $55.15                  923              9.2                 $45.81            59        $48.29
$56.75 - $86.56                  582              9.5                 $62.82            71        $72.05
                              -------                                                ------
$ 0.80 - $86.56                3,667              8.4                 $35.43         1,155        $20.21
                              =======                                                ======


                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  STOCKHOLDERS' EQUITY (CONTINUED)

    Pro Forma Information Stock-Based Compensation

    We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of our employee stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net loss and loss per share is required by SFAS 123 as if we had accounted for our stock-based awards to employees under the fair value method of SFAS 123. The fair value of our stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because our stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock-based awards to employees. The fair value of our stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                                        Options
                                                                  --------------------
                                                                  1999    2000    2001
                                                                  ----    ----    ----
         Expected life (years)                                    5.1     4.9     5.2
         Expected volatility                                      .60     .65     .65
         Risk-free interest rate                                  5.5%    6.5%    4.5%


    For pro forma purposes, the estimated fair value of our stock-based awards to employees is amortized over the options' vesting period. Our pro forma information follows for the years ended December 31 (in thousands except for per share information):

                                                         1999          2000          2001
                                                      ---------     ---------     ---------
         Net loss:
           As reported                                $(23,122)     $(38,380)     $(79,697)
                                                      =========     =========     =========
           Pro forma                                  $(24,336)     $(45,055)     $(97,554)
                                                      =========     =========     =========
         Net loss per share:
           As reported                                $  (1.75)     $  (2.06)     $  (3.74)
                                                      =========     =========     =========
           Pro forma                                  $  (1.84)     $  (2.41)     $  (4.58)
                                                      =========     =========     =========


    The weighted-average fair value of options granted with exercise prices at fair value of our common stock during 1999, 2000 and 2001 was $4.18, $24.00 and $24.77, respectively.

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

10.         INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax assets at December 31 are as follows:

                                                               2000          2001
                                                            ---------     ---------
                                                                (in thousands)
         Deferred tax assets:
           Net operating loss carryforwards                 $ 40,430      $ 77,020
           Research credits                                    5,400         4,150
           Capitalized research and development expenses       2,260         6,010
           Other                                               3,670         7,030
                                                            ---------     ---------
         Subtotal                                             51,760        94,210
         Valuation allowance                                 (51,760)      (92,320)
                                                            ---------     ---------
         Total deferred tax assets                                 -         1,890

         Deferred tax liabilities:
           Unrealized gain on equity investments                   -         1,890
                                                            ---------     ---------

         Net deferred tax assets:                           $      -      $      -
                                                            =========     =========


                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.         INCOME TAXES (CONTINUED)

    Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $11.6 million and $40.6 million during 2000 and 2001, respectively. Approximately $10.0 million of the valuation allowance is related to the benefit of the stock option deductions, which, when recognized, will be allocated to paid in capital.

    As of December 31, 2001, we had federal and California net operating loss carryforwards of approximately $214.0 million and $40.0 million, respectively. We also had federal and California research and development tax credits of approximately $4.9 million and $3.4 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2006 through 2021, if not utilized. The state of California net operating loss carryforwards will expire at various dates beginning in the year 2002 through 2006, if not utilized. The federal research tax credits will expire at various dates beginning in the year 2008 through 2021, if not utilized. The California research tax credits can be carried forward indefinitely.

    Utilization of the our net operating loss may be subject to substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar California provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

11.         401K PLAN

    Our 401K plan covers all of our eligible employees. Under the plan, employees may contribute up to 15% of their eligible compensation, subject to certain Internal Revenue Service restrictions. We may match a portion of employee contributions with company stock, up to a maximum of 5% of each employee's eligible compensation. The match (if any) is effective December 31 of each year and is fully vested if and when made. We issued 0 shares for the 1999 match, a total of 6,965 shares for the 2000 match, and 10,837 shares for the 2001 match with a value of $0, $299,000 and $533,000, respectively.

12.         EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT (UNAUDITED)

    In February of 2002, we amended our 2000 Nonstatutory Incentive Plan, 2000 Equity Incentive Plan and Non-Employee Directors' Stock Option Plan. We amended our 2000 Nonstatutory Incentive Plan to: (i) increase the number of shares of common stock authorized and reserved for issuance under the Plan by two hundred thousand (200,000) shares, such that after giving effect to such increase, the aggregate number of shares of common stock authorized and reserved to be issued under the Amended and Restated Nonstatutory Incentive Plan is one million three hundred and thirty-five thousand three hundred and twenty-five (1,335,325), (ii) disallow the granting of stock bonuses and rights to acquire restricted stock under the Nonstatutory Incentive Plan, and (iii) provide that the board of directors cannot, without approval of our stockholders, amend any outstanding option granted under the Nonstatutory Incentive Plan to reduce its exercise price or cancel and replace any outstanding option with grants having a lower exercise price.

                            CV THERAPEUTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.         EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT (UNAUDITED-CONTINUED)

    We amended our 2000 Equity Incentive Plan to: (i) disallow the granting of stock bonuses and rights to acquire restricted stock under the Equity Incentive Plan, and (ii) provide that the board of directors cannot, without the approval of our stockholders, amend any outstanding option granted under the Equity Incentive Plan to reduce its exercise price or cancel and replace any outstanding option with grants having a lower exercise price.

    Finally, we amended our Non-Employee Directors' Stock Option Plan to:
(i) permit the exercise of options granted thereunder through the "cashless exercise" program described in the Directors' Option Plan without regard to the number of shares being acquired in connection with such exercise, and
(ii) provide that the board of directors may amend outstanding options under the Directors' Option Plan; provided that such amendments be consented to in writing to the extent they impair the existing rights of optionees, and provided further that the board cannot, without the approval of our stockholders, amend any outstanding option granted under the Directors' Option Plan to reduce its exercise price or cancel and replace any outstanding option with grants having a lower exercise price.

    In March of 2002, we sold 209,645 shares of common stock for net proceeds of $8.4 million under the financing commitment from Acqua Wellington North American Equities, Ltd. We have now issued shares representing a total of $67.4 million under this commitment.