Form 10-Q
period 2002-03-31
CV THERAPEUTICS INC
filed 2002-05-13
CIK 921506

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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

    The number of shares of Common Stock, $0.001 par value, outstanding as of April 30, 2002 was 25,769,986.

________________________________________________________________________________
________________________________________________________________________________

                        PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                         CV THERAPEUTICS, INC.
                                            BALANCE SHEETS
                          (in thousands, except share and per share amounts)

                                                                             December 31,        March 31,
                                                                                 2001              2002
                                                                              ---------         ---------
                                                                                 (A)            (unaudited)
                                  ASSETS
Current assets:
  Cash and cash equivalents                                                   $ 80,911          $ 32,408
  Marketable securities                                                        397,514           425,164
  Other current assets                                                           9,938             7,964
                                                                              ---------         ---------
Total current assets                                                           488,363           465,536
Notes receivable from related parties                                              951               870
Property and equipment, net                                                     12,889            14,432
Other assets                                                                     5,041             4,801
                                                                              ---------         ---------
Total assets                                                                  $507,244          $485,639
                                                                              =========         =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $  5,529          $  5,090
  Accrued liabilities                                                           10,614             5,877
  Current portion of capital lease obligations                                     779               672
  Current portion of deferred revenue                                            1,029             1,029
                                                                              ---------         ---------
Total current liabilities                                                       17,951            12,668
Capital lease obligations                                                          786               691
Convertible subordinated notes                                                 196,250           196,250
Deferred revenue                                                                 3,630             3,373
Other liabilities                                                                  234               529
                                                                              ---------         ---------
Total liabilities                                                              218,851           213,511
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding
  Common stock, $0.001 par value, 85,000,000 shares authorized, 25,482,343           -                 -
       and 25,766,958 shares issued and outstanding at December 31, 2001 and
       March 31, 2002, respectively; at amounts paid in                        494,604           504,274
  Deferred compensation                                                           (194)             (121)
  Accumulated deficit                                                         (210,752)         (232,618)
  Accumulated other comprehensive income                                         4,735               593
                                                                              ---------         ---------
Total stockholders' equity                                                     288,393           272,128
                                                                              ---------         ---------
Total liabilities and stockholders' equity                                    $507,244          $485,639
                                                                              =========         =========

(A) Derived from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended
      December 31, 2001

                                       See accompanying notes


                                          CV THERAPEUTICS, INC.
                                        STATEMENTS OF OPERATIONS
                                (in thousands, except per share amounts)
                                              (unaudited)

                                                                             Three months ended March 31,
                                                                              -------------------------
                                                                                 2001            2002
                                                                              ---------       ---------
Revenues:
  Collaborative research                                                      $  1,818        $  1,214
Operating expenses:
  Research and development                                                      16,858          20,800
  General and administrative                                                     2,299           4,198
                                                                              ---------       ---------
Total operating expenses                                                        19,157          24,998
                                                                              ---------       ---------
Loss from operations                                                           (17,339)        (23,784)
Interest income                                                                  4,916           4,560
Interest expense                                                                (2,625)         (2,603)
Other expense, net                                                                 (32)            (39)
                                                                              ---------       ---------
Net loss                                                                      $(15,080)       $(21,866)
                                                                              =========       =========
Basic and diluted net loss per share                                          $  (0.77)       $  (0.86)
                                                                              =========       =========
Shares used in computing basic and diluted
  net loss per share                                                            19,653          25,522
                                                                              =========       =========

                                         See accompanying notes

                                            CV THERAPEUTICS, INC.
                                          STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                 (unaudited)

                                                                       Three months ended March 31,
                                                                        -------------------------
                                                                           2001            2002
                                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $(15,080)       $(21,866)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Gain on the sale of investments                                           (299)           (287)
  Non cash stock compensation                                               (114)            (42)
  Depreciation and amortization                                              263           2,132
  Change in assets and liabilities:
    Other current assets                                                     (28)          1,974
    Accounts payable                                                      (1,798)           (439)
    Accrued and other liabilities                                         (2,072)         (4,442)
    Deferred revenue                                                      (1,257)           (257)
                                                                        ---------       ---------
Net cash used in operating activities                                    (20,385)        (23,227)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                                 (82,600)       (108,486)
Maturities of investments                                                 38,238          25,250
Sales of investments                                                      39,107          50,678
Capital expenditures                                                        (486)         (2,383)
Notes receivable from officers and employees                                   2              81
                                                                        ---------       ---------
Net cash used in investing activities                                     (5,739)        (34,860)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations                                       (185)           (202)
Net proceeds from issuance of common stock, net of repurchases             5,717           9,786
                                                                        ---------       ---------
Net cash provided by financing activities                                  5,532           9,584
                                                                        ---------       ---------
Net decrease in cash and cash equivalents                                (20,592)        (48,503)
Cash and cash equivalents at beginning of period                          54,028          80,911
                                                                        ---------       ---------
Cash and cash equivalents at end of period                              $ 33,436        $ 32,408
                                                                        =========       =========

                                            See accompanying notes

                            CV THERAPEUTICS, INC.
                        NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    The accompanying financial statements of CV Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles, are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for, the interim periods presented. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2002 or of future operating results for any interim period. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 which includes the audited financial statements and the notes thereto.

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

2.  COMPREHENSIVE LOSS

    The components of comprehensive loss for the three months ended March 31, 2001 and 2002 are as follows:

                                                                2001            2002
                                                             ---------       ---------
        (in thousands)
        Net loss                                             $(15,080)       $(21,866)
        Unrealized gains (losses) on securities                 1,858          (4,142)
                                                             ---------       ---------
        Comprehensive loss                                   $(13,222)       $(26,008)
                                                             =========       =========


3.  EQUITY

    On March 28, 2002, we sold 209,645 shares of our common stock for net proceeds of $8.4 million under the financing commitment from Acqua Wellington North American Equities Fund, Ltd. As of March 31, 2002, we have issued 1,371,518 shares representing $67.4 million under this commitment.

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

OVERVIEW

    CV Therapeutics is a biopharmaceutical company engaged in the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. Since our inception in December 1990, substantially all of our resources have been dedicated to research and development. To date, we have not generated any product revenues and do not expect to generate any product revenues for at least several years. As of March 31, 2002, we had an accumulated deficit of $232.6 million. We expect our sources of revenues, if any, to consist of payments under corporate partnerships and interest income until such point that one of our products receives marketing approval. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, as well as marketing approvals. These activities, together with our general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future. We will not receive product revenues unless and until we or our collaborative partners complete clinical trials, obtain marketing approval, and successfully commercialize one or more of our products.

    We are subject to risks common to biopharmaceutical companies, including risks inherent in our research and development efforts, preclinical testing, clinical trials, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, potential competition and uncertainty of regulatory approval. In order for a product to be commercialized, it will be necessary for us and, in some cases, our collaborators, to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates, obtain regulatory clearances, enter into manufacturing, distribution and marketing arrangements and obtain market acceptance. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

    We believe the only critical accounting policy which presently involves our more significant judgments and estimates used in the preparation of our consolidated financial statements is our policy regarding revenue recognition.

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

RESULTS OF OPERATIONS

    Collaborative Research Revenues. Collaborative research revenues decreased to $1.2 million for the quarter ended March 31, 2002, compared to $1.8 million for the quarter ended March 31, 2001. The decrease for the quarter ended March 31, 2002, compared to the same period in 2001, was due to a $1.0 million milestone payment recognized in March 2001 from Biogen Inc., earned in conjunction with their initiation of a Phase I oral development program for AdentriTM, offset by greater reimbursement of certain development costs related to our collaboration with Fujisawa.

    Research and Development Expenses. Research and development expenses increased to $20.8 million for the quarter ended March 31, 2002, compared to $16.9 million for the quarter ended March 31, 2001. The increase for the quarter ended March 31, 2002, compared to the same period in 2001, was due to greater external costs for the ranolazine and tecadenoson (CVT-510) programs, including NDA filing and pre-commercialization activities for the ranolazine program, in addition to hiring more employees to provide support for an increased level of activity in our research, development and clinical programs. We expect research and development expenses to continue to increase in the future as we further expand product development efforts, clinical trials and pre-commercialization efforts.

    Management categorizes research and development expenditures into amounts related to pre-clinical research and amounts related to clinical development programs. During the quarter ended March 31, 2002, we allocated approximately 77% of our research and development expenditures, or approximately $16.0 million, on three clinical development programs, listed in rank order of estimated expenditures: ranolazine, tecadenoson (CVT-510) and CVT-3146. The remaining 23% of our research and development expenditures, or $4.8 million, was spent on pre-clinical research programs. By comparison, during the quarter ended March 31, 2001, we allocated approximately 81% of our research and development expenditures, or $13.6 million, on the same three clinical development programs, listed in rank order of estimated expenditures: ranolazine, tecadenoson (CVT-510) and CVT-3146. The remaining 19% of our research and development expenditures, or $3.3 million, was spent on pre-clinical research programs. We expect that clinical development programs will represent a larger portion of our overall research and development expenditures for the year than they have for the first quarter as NDA preparation and pre-commercialization activities for ranolazine increase.

    General and Administrative Expenses. General and administrative expenses increased to $4.2 million for the quarter ended March 31, 2002, compared to $2.3 million for the quarter ended March 31, 2001. The increase for the quarter ended March 31, 2002, compared to the same period in 2001, was due to fees paid in connection with outside consulting services and additional personnel and facility expenses to support our increased research and development efforts. We expect general and administrative expenses to continue to increase in the future in line with our research, development and commercialization activities.

    Interest Income. Interest income was $4.6 million for the quarter ended March 31, 2002, compared to $4.9 million for the quarter ended March 31, 2001. The decrease for the quarter ended March 31, 2002, compared to the same period in 2001, was due to lower average interest rates offset by higher average investment balances due to the proceeds received from our follow-on public offerings in June 2001 and December 2001. We expect that interest income will fluctuate with average investment balances and market interest rates.

    Interest Expense.   Interest expense was $2.6 million for the quarter
ended March 31, 2002 which was consistent with interest expense for the quarter ended March 31, 2001. Our subordinated convertible notes account for $2.3 million of the interest in each period. We expect that interest expense will fluctuate with average loan balances.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. For at least the next 24 months, operations can be funded from our cash, cash equivalents and marketable securities, which totaled $457.6 million as of March 31, 2002.

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

    In July 2000, we entered into a collaboration agreement with Fujisawa to develop and market second generation pharmacologic cardiac stress agents. In connection with the signing of this agreement, we received $10.0 million from Fujisawa consisting of an up-front payment and the purchase of our common stock. In September 2001, we received a $2.0 million milestone payment under this collaboration for initiating a Phase II clinical trial for CVT-3146.

    In August 2000, we entered into a financing arrangement with Acqua Wellington to purchase our common stock. Under the purchase agreement, as presently amended, we may sell a total of $149.0 million of our common stock to Acqua Wellington through December 2003. The purchase agreement provides that from time to time, in our sole discretion, we may present Acqua Wellington with draw down notices constituting offers to sell our common stock for specified total proceeds over a specified trading period. Once presented with a draw down notice, Acqua Wellington is required to purchase a pro rata portion of shares of our common stock as allocated on each trading day during the trading period on which the daily volume weighted average price for our common stock exceeds a threshold price that we determine and state in the draw down notice. The threshold price we set may not be below $20 per share without Acqua Wellington's consent. The per share price then equals the daily volume weighted average price on each date during the pricing period, less a 4% to 6% discount (based on our market capitalization). However, if the daily volume weighted average price falls below the threshold price on any day in the pricing period, Acqua Wellington is not required to purchase the pro rata portion of shares allocated to that day, but can elect to buy that pro rata portion of shares at the threshold price less the applicable 4% to 6% discount.

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

    The combined total value of shares that we may sell to Acqua Wellington through draw downs and call option exercises may not exceed $149.0 million. As of March 31, 2002, we have issued 1,371,518 shares representing $67.4 million under this arrangement, including $8.4 million in the quarter ended March 31, 2002.

    In June 2001, we sold 2,020,203 shares of our common stock in an underwritten public offering at a price to the public of $49.50 per share pursuant to a prospectus supplement under a shelf registration statement, resulting in net proceeds of $95.9 million. In December 2001, we sold 2,875,000 shares of our common stock in an underwritten public offering at a price to the public of $52.50 per share pursuant to a prospectus supplement under a shelf registration statement, resulting in net proceeds of $143.3 million. We intend to use the net proceeds from these sales for general corporate purposes, which may include funding research, development and product manufacturing, development of clinical trials, preparation and filing of a new drug application, product commercialization, increasing our working capital, reducing indebtedness, acquisitions or investments in businesses, products or technologies that are complementary to our own, and capital expenditures.

    Cash, cash equivalents and marketable securities at March 31, 2002 totaled $457.6 million compared to $478.4 million at December 31, 2001. The decrease was due to utilizing $23.2 million to fund operations, $2.4 million for capital expenditures and a decrease of $4.1 million in the market value of our investment portfolio, due to increasing interest rates, offset by $9.8 million raised from the issuance of our common stock, including $8.4 million of common stock issued pursuant to our agreement with Acqua Wellington.

    Net cash used in operations for the three months ended March 31, 2002 was $23.2 million compared to $20.4 million for the three months ended March 31, 2001. The increase was primarily due to increased research, development and commercialization efforts.

    As of March 31, 2002, we have invested $23.8 million in property and equipment, with the rate of investment having increased in line with increased research, development and commercialization efforts and as we expand our facilities. We expect to continue to make investments in property and equipment to support our growth.

    Under our license agreement with Syntex (U.S.A.) relating to ranolazine, we paid an initial license fee. In addition, we are obligated to make certain milestone payments to Syntex, upon receipt of the first and second product approvals for ranolazine in any of certain major market countries (consisting of France, Germany, Italy, the United States and the United Kingdom). Unless the agreement is terminated, we will pay Syntex, on or before March 31, 2005, $7.0 million plus interest accrued thereon from the date of approval until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries occurs before May 1, 2004, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from the date of approval until the date of payment, and if the second such product approval occurs after May 1, 2004 but before March 31, 2006, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from May 1, 2004 until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries has not occurred by March 31, 2006, we will pay Syntex $3.0 million on or before March 31, 2006, and if we receive the second product approval after March 31, 2006, we will pay Syntex $4.0 million within thirty (30) days after the date of such second product approval.

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

    Our future capital requirements will depend on many factors, including scientific progress in our research and development programs, the size and complexity of these programs, the scope and results of preclinical studies and clinical trials, our ability to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical material and other factors not within our control. We cannot guarantee that the additional financing to meet our capital requirements will be available on acceptable terms or at all. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

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

    Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. We will continue to incur substantial expense for, and devote a significant amount of time to, preclinical testing and clinical trials.

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

    In addition, data obtained from preclinical and clinical activities are susceptible to different interpretations, which could delay, limit or prevent regulatory approval. Delays or rejections may be based upon many factors, including regulatory requests for additional analyses, data and/or studies, regulatory questions regarding data and results, and/or changes in regulatory policy during the period of product development. For example, the initial clinical trials with ranolazine conducted prior to 1997 used an immediate release formulation of ranolazine, while a sustained release formulation was used in the phase III MARISA and CARISA trials and all other clinical trials conducted after 1997. Consequently, the NDA for ranolazine will contain data from trials using two different formulations, which is subject to interpretation by the FDA. An unfavorable interpretation could delay potential approval. Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy change over time. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

    We may be unable to maintain our proposed schedules for IND applications and clinical protocol submissions to the FDA, initiations of clinical trials and completions of clinical trials as a result of FDA reviews or complications that may arise in any phase of the clinical trial program.

    Furthermore, even if our clinical trials occur on schedule, the results may differ from those obtained in preclinical studies and earlier clinical trials. Clinical trials may not demonstrate sufficient safety or efficacy to obtain the necessary approvals. For example, in November 1995, based on unfavorable efficacy data from a Phase II trial, we terminated a prior development program.

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

    The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely expensive and uncertain. We cannot guarantee that any of our products under development will be approved for marketing by the FDA or corresponding foreign regulatory authorities. Even if marketing approval of a product is granted, we cannot be certain that we will be able to obtain the labeling claims necessary or desirable for the promotion of the product.

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

    If we receive marketing approval, we will also be subject to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we may also be subject to additional FDA post-marketing obligations. In addition, we or our third party manufacturers will be required to adhere to stringent federal regulations setting forth current good manufacturing practices for pharmaceuticals, known as cGMP. The regulations require, among other things, that we manufacture our products and maintain our records in a prescribed manner with respect to manufacturing, testing and quality control activities.

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

    The collaborative arrangements that we may enter into in the future may place responsibility on the collaborative partner for preclinical testing and clinical trials, manufacturing and preparation and submission of applications for regulatory approval of potential pharmaceutical products. We cannot control the amount and timing of resources that our collaborative partners devote to our programs. If a collaborative partner fails to successfully develop or commercialize any product, product launch would be delayed. In addition, our collaborators may pursue competing technologies or product candidates.

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

    In addition, collaborative arrangements in our industry are extremely complex, particularly with respect to intellectual property rights. Disputes may arise in the future with respect to the ownership of rights to any technology developed with or by third parties. These and other possible disagreements between us and our collaborators could lead to delays in the collaborative research, development or commercialization of product candidates. These disputes could also result in litigation or arbitration, which is time consuming, expensive and uncertain.

    WE EXPECT TO CONTINUE TO OPERATE AT A LOSS AND MAY NEVER ACHIEVE PROFITABILITY.

    We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research and development activities. We have generated no product revenues. As of March 31, 2002, we had an accumulated deficit of $232.6 million. The process of developing and commercializing our products requires significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future.

    IF WE ARE UNABLE TO SECURE ADDITIONAL FINANCING, WE MAY BE UNABLE TO COMPLETE OUR RESEARCH AND DEVELOPMENT ACTIVITIES OR COMMERCIALIZE ANY PRODUCTS.

    We may require substantial additional funding in order to complete our research and development activities and commercialize any of our products. In the past, we have financed our operations primarily through the sale of equity and debt securities, payments from our collaborators, equipment and leasehold improvement financing and other debt financing. We have generated no product revenue and do not expect to do so for at least several years. We anticipate that our existing resources and projected interest income will enable us to maintain our current and planned operations for at least the next 24 months. However, we may require additional funding prior to that time.

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

    In addition, we are aware of companies that are developing products that may compete in the same markets as our products. Many of these potential competitors have substantially greater product development capabilities and financial, scientific, marketing and sales resources. Other companies may succeed in developing products earlier or obtain approvals from the FDA more rapidly than either we or our corporate partners are able to achieve. Competitors may also develop products that are safer or more effective than those under development or proposed to be developed by us and our corporate partners. In addition, research and development by others could render our technology or our products obsolete or non-competitive.

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

    For example, we have entered into agreements with third party manufacturers for clinical scale production of ranolazine's active pharmaceutical ingredient and for ranolazine tableting, which we believe are sufficient to support the remainder of the clinical program to support filing of an NDA for ranolazine for chronic angina. In addition, we have entered into several other manufacturing agreements relating to ranolazine, including for commercial scale or scale-up of bulk active pharmaceutical ingredient, tableting, and supply of a raw material component of the product. However, the commercial launch of ranolazine is dependent on these third party arrangements, and could be affected by delays or difficulties in performance. In addition, because we have used different manufacturers for elements of the ranolazine supply chain in different clinical trials and for potential commercial supply prior to FDA approval of ranolazine, in order to obtain marketing approval we will be required to demonstrate to the FDA's satisfaction the bioequivalence of the multiple sources of ranolazine used in our clinical trials and their bioequivalence to the product to be commercially supplied. An unfavorable regulatory interpretation by the FDA could delay potential approval.

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

    Our ability and the ability of our existing and future corporate partners to market and sell our products will depend in part on the extent to which reimbursement for the cost of our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third party payers are increasingly challenging the price of medical products and services.

    Significant uncertainty exists as to the reimbursement status of newly approved health care products. In addition, for sales of our products in Europe, we will be required to seek reimbursement on a country-by-country basis. We cannot be certain that any products approved for marketing will be considered cost effective or that reimbursement will be available or that allowed reimbursement in foreign countries will be adequate. In addition, payers' reimbursement policies could adversely affect our or any corporate partner's ability to sell our products on a profitable basis.

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

    IF THE MARKET PRICE OF OUR STOCK CONTINUES TO BE HIGHLY VOLATILE, THE VALUE OF YOUR INVESTMENT IN OUR COMMON STOCK MAY DECLINE.

    Within the last 12 months, our common stock has traded between $23.62 and $60.85. The market price of the shares of common stock for our company has been and may continue to be highly volatile. Announcements may have a significant impact on the market price of our common stock. These announcements may include:

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

                         PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits required by Item 601 of Regulation S-K

     None

    (b)     Reports on Form 8-K

            CV Therapeutics filed a current report on Form 8-K with the Commission on March 29, 2002 with respect to the sale of 209,645 shares of its common stock to Acqua Wellington North American Equities Fund, Ltd.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                              CV THERAPEUTICS, INC.

Date: May 13, 2002                   By: /s/ LOUIS G. LANGE, M.D., PH.D.
                                             Louis G. Lange, M.D., Ph.D.
                                Chairman of the Board & Chief Executive Officer
                                            (Principal Executive Officer)

Date: May 13, 2002                   By: /s/ DANIEL K. SPIEGELMAN
                                             Daniel K. Spiegelman
                                            Chief Financial Officer
                                 (Principal Financial and Accounting Officer)