Form 10-Q
period 2002-06-30
CV THERAPEUTICS INC
filed 2002-08-14
CIK 921506

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the QUARTERLY PERIOD ended June 30, 2002.
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number: 0-21643

CV THERAPEUTICS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	43-1570294 (I.R.S. Employer Identification No.)

3172 Porter Drive, Palo Alto, California 94304
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (650) 384-8500

        Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        The number of shares of Common Stock, $0.001 par value, outstanding as of August 9, 2002 was 26,395,376.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements Item

CV THERAPEUTICS, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2001	June 30, 2002
	(A)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,911	$40,896
Marketable securities	397,514	390,785
Other current assets	9,938	5,711

Total current assets	488,363	437,392
Notes receivable from related parties	951	1,120
Property and equipment, net	12,889	15,976
Other assets	5,041	4,562

Total assets	$507,244	$459,050

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,529	$4,779
Accrued liabilities	10,614	9,227
Current portion of capital lease obligation	779	562
Current portion of deferred revenue	1,029	1,029

Total current liabilities	17,951	15,597
Capital lease obligation	786	594
Convertible subordinated notes	196,250	196,250
Deferred revenue	3,630	3,115
Other liabilities	234	913

Total liabilities	218,851	216,469
Commitments
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized, 25,482,343 and 25,820,998 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	494,604	504,892
Deferred compensation	(194)	(62)
Accumulated deficit	(210,752)	(264,341)
Cumulative other comprehensive income	4,735	2,092

Total stockholders' equity	288,393	242,581

Total liabilities and stockholders' equity	$507,244	$459,050

(A)
Derived from the audited financial statements included in our Annual Report on Form 10-K for 2001.

See accompanying notes

CV THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
Revenues:
Collaborative research	$1,014	$1,120	$2,833	$2,334
Operating expenses:	—
Research and development	19,479	29,501	36,337	50,301
General and administrative	2,927	4,013	5,226	8,211

Total operating expenses	22,406	33,514	41,563	58,512

Loss from operations	(21,392)	(32,394)	(38,730)	(56,178)
Interest income	4,676	3,303	9,592	7,863
Interest expense	(2,619)	(2,599)	(5,244)	(5,202)
Other expense	(36)	(33)	(69)	(72)

Net loss	$(19,371)	$(31,723)	$(34,451)	$(53,589)

Basic and diluted net loss per share	$(0.96)	$(1.23)	$(1.73)	$(2.09)

Shares used in computing basic and diluted net loss per share	20,172	25,790	19,913	25,656

See accompanying notes

CV THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,451)	$(53,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Losses (gains) on the sale of investments	(713)	546
Non cash stock compensation	117	(104)
Depreciation and amortization	982	4,308
Change in assets and liabilities:
Other current assets	(846)	4,227
Accounts payable	756	(750)
Accrued and other liabilities	721	(708)
Deferred revenue	(1,514)	(515)

Net cash used in operating activities	(34,948)	(46,585)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(175,585)	(247,041)
Maturities of investments	71,972	35,430
Sales of investments	48,088	213,098
Capital expenditures	(3,590)	(4,863)
Notes receivable from officers and employees	(148)	(169)

Net cash used in investing activities	(59,263)	(3,545)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(374)	(409)
Net proceeds from issuance of common stock, net of repurchases	102,755	10,524

Net cash provided by financing activities	102,381	10,115

Net increase (decrease) in cash and cash equivalents	8,170	(40,015)
Cash and cash equivalents at beginning of period	54,028	80,911

Cash and cash equivalents at end of period	$62,198	$40,896

See accompanying notes

CV THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying financial statements of CV Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles, are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for, the interim periods presented. The results of operations for the six-month period ended June 30, 2002, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2002, or of future operating results for any interim period. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which includes the audited financial statements and the notes thereto.

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

2.    Comprehensive Loss

        The components of comprehensive loss for the periods ended June 30, 2001, and June 30, 2002, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
	(in thousands)
Net loss	$(19,371)	$(31,723)	$(34,451)	$(53,589)
Unrealized gains (losses) on securities	(851)	1,499	1,007	(2,643)

Comprehensive loss	$(20,222)	$(30,224)	$(33,444)	$(56,232)

3.    Equity

        On March 28, 2002, we sold 209,645 shares of our common stock for proceeds of $8.4 million under the financing commitment from Acqua Wellington North American Equities Fund, Ltd., after a discount based on our market capitalization in accordance with the terms of the arrangement.

        On August 9, 2002, we sold 561,037 shares of our common stock for proceeds of $12.5 million under the financing commitment from Acqua Wellington, after a discount based on our market capitalization in accordance with the terms of the arrangement. As of August 14, 2002, we have issued 1,932,555 shares of common stock in exchange for aggregate net proceeds of $79.9 million under this arrangement.

4.    Commitments

        We lease two facilities under noncancellable operating leases. The lease for one facility expires in April 2012. The lease for the second facility incorporates a sublease that expires in February 2005, and a master lease that expires in April 2012.

        In addition, we have leased certain fixed assets under four capital leases with expiration dates through 2004.

        During the quarter ended June 30, 2002, we entered into certain manufacturing-related agreements in connection with the future commercial production of ranolazine.

        Future minimum payments under these commitments are as follows:

	Manufacturing Agreements	Operating Leases	Capital Leases
	(in thousands)
Year ending December 31,
2002	$5,350	$10,928	$885
2003	1,725	11,918	448
2004	2,000	12,298	410
2005	2,250	9,795	—
2006	2,250	13,256	—
2007 and thereafter	2,250	76,019	—

Total minimum payments	$15,825	$134,214	1,743

Less amount representing interest			(178)

Present value of future lease payments			1,565
Less current portion			(779)

Long-term portion			$786

Under the manufacturing-related agreements, additional payments above the specified minimums will be required if the FDA approves ranolazine, and in connection with the manufacture of ranolazine.

5.    Convertible Subordinated Notes

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

        The conversion price is subject to adjustment upon the occurrence of certain events, including the payment of dividends or distributions to our stockholders in shares of our common stock, stock splits, the issuance of rights or warrants to all of our stockholders which provide for a subscription or exercise price that is below the then current market price of our common stock, the distribution to all of our stockholders of shares of any class of our capital stock, evidence of indebtedness, cash or other assets, the distribution of cash to all of our stockholders during any twelve-month period that, in the aggregate, exceeds 10% of the aggregate market value of our then outstanding common stock, and, in certain circumstances in connection with an expired tender or exchange offer made by us, the payment to our stockholders of an aggregate consideration that exceeds 10% of the aggregate market value of our then outstanding common stock.

        We have reserved 3,074,091 shares of authorized common stock for issuance upon conversion of the notes. We may redeem the notes on or after March 7, 2003, and prior to maturity, at a premium, or earlier if our stock price reaches certain defined levels. We incurred issuance costs related to this private placement of approximately $6,701,000, which have been recorded as other assets and are being amortized to interest expense over the seven-year life of the notes.

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

Overview

        CV Therapeutics is a biopharmaceutical company engaged in the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. Since our inception in December 1990, substantially all of our resources have been dedicated to research and development. To date, we have not generated any product revenues and do not expect to generate any product revenues until we receive marketing approval of one of our products, if at all. As of June 30, 2002, we had an accumulated deficit of $264.3 million. We expect our sources of revenues, if any, to consist of payments under corporate partnerships and interest income until one of our products receives marketing approval, if at all. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, as well as marketing approvals. These activities, together with our general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future. We will not receive product revenues unless and until we or our collaborative partners complete clinical trials, obtain marketing approval, and successfully commercialize one or more of our products.

        We are subject to risks common to biopharmaceutical companies, including risks inherent in our research and development efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, potential competition, use of hazardous materials and retention of key employees. In order for a product to be commercialized, it will be necessary for us and, in some cases, our collaborators, to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

Critical Accounting Policies and the Use of Estimates

        We believe the only critical accounting policy which presently involves our more significant judgments and estimates used in the preparation of our financial statements is our policy regarding revenue recognition.

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

Results of Operations

        Collaborative Research Revenues.    Collaborative research revenues increased to $1.1 million for the quarter ended June 30, 2002, compared to $1.0 million for the quarter ended June 30, 2001. Collaborative research revenues decreased to $2.3 million for the six-month period ended June 30, 2002, compared to $2.8 million for the six-month period ended June 30, 2001. The increase for the quarter ended June 30, 2002, compared to the same period in 2001, was due to greater reimbursement of certain development costs for CVT-3146 related to our collaboration with Fujisawa Healthcare, Inc. The decrease for the six-month period ended June 30, 2002, compared with the six-month period ended June 30, 2001, is due to a $1.0 million milestone payment recognized in March 2001 from Biogen, Inc., earned in conjunction with their initiation of a Phase I oral development program for Adentri™, partially offset by greater reimbursement during 2002 of certain development costs related to our collaboration with Fujisawa.

        Research and Development Expenses.    Research and development expenses increased to $29.5 million for the quarter ended June 30, 2002, compared to $19.5 million for the quarter ended June 30, 2001. Research and development expenses increased to $50.3 million for the six-month period ended June 30, 2002, compared to $36.3 million for the six-month period ended June 30, 2001. The increases for both the quarter and six-month periods, compared to the same periods in 2001, were primarily due to expenses for the ranolazine program related to NDA filing, pre-commercialization activities, and manufacturing-related agreements along with hiring additional employees to support our research programs and expenses associated with our tecadenoson (CVT-510) and CVT-3146 programs. We expect research and development expenses may increase in the future as we further expand product development efforts, clinical trials and pre-commercialization efforts.

        Management categorizes research and development expenditures into amounts related to pre-clinical research and amounts related to three clinical development programs, listed in rank order of estimated expenditures for all periods discussed below: ranolazine, tecadenoson (CVT-510) and CVT-3146. During the quarter ended June 30, 2002, we incurred approximately 86% of our research and development expenditures, or approximately $25.5 million, in connection with clinical development programs, and the remaining 14%, or $4.0 million, in connection with preclinical research programs. By comparison, during the quarter ended June 30, 2001, we incurred approximately 81% of our research and development expenditures, or $15.7 million, in connection with clinical development programs and the remaining 19% of our research and development expenditures, or $3.8 million, in connection with preclinical research programs. During the six-month period ended June 30, 2002, we incurred 85% of our research and development expenditures, or approximately $42.9 million, in connection with clinical development programs, and the remaining 15% of our research and development expenditures, or $7.4 million, in connection with preclinical research programs. For the same period ended June 30, 2001, we incurred 83% of our research and development expenditures, or $30.0 million, in connection with clinical projects, and the remaining 17% of our research and development expenditures, or $6.3 million, in connection with preclinical research programs. We expect that clinical development programs will represent approximately the same portion of our overall research and development expenditures for the year as they have for the first six months of 2002.

        General and Administrative Expenses.    General and administrative expenses increased to $4.0 million for the quarter ended June 30, 2002, compared to $2.9 million for the quarter ended June 30, 2001. General and administrative expenses increased to $8.2 million for the six-month period ended June 30, 2002, compared to $5.2 million for the six-month period ended June 30, 2001. The increases for the quarter and six-month periods ended June 30, 2002, compared to the same periods in 2001, were due to fees paid in connection with outside consulting services and additional personnel and facility expenses to support our increased research and development efforts. We expect general and administrative expenses to continue to increase in the future in line with our research, development and commercialization activities.

        Interest Income.    Interest income was $3.3 million for the quarter ended June 30, 2002, compared to $4.7 million for the quarter ended June 30, 2001. Interest income was $7.9 for the six-month period ended June 30, 2002, compared with $9.6 million for the six-month period ended June 30, 2001. The decreases for both the quarter and six-month periods ended June 30, 2002, compared to the same periods in 2001, were due to realized losses associated with certain securities and lower average interest rates, partially offset by higher average investment balances due to the proceeds received from our follow-on equity offerings in June 2001 and December 2001. We expect that interest income will fluctuate with average investment balances and market interest rates.

        Interest Expense.    Interest expense was $2.6 million for the quarter ended June 30, 2002, and $5.2 million for the six-month period ended June 30, 2002, which was consistent with interest expense for the same periods in 2001. Our subordinated convertible notes account for $2.3 million of the interest expense in each quarter. We expect that interest expense will fluctuate with average loan balances.

Liquidity and Capital Resources

        We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. For at least the next 24 months, operations can be funded from our cash, cash equivalents and marketable securities, which totaled $431.7 million as of June 30, 2002.

        In March 2000, we entered into a purchase agreement pursuant to which we sold to certain purchasers $196.3 million in aggregate principal amount of convertible subordinated notes. The offering of the notes was made to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Interest on the notes accrues at a rate of 4.75% per year, subject to adjustment in certain circumstances. The notes will mature on March 7, 2007, and are convertible into shares of our common stock at a conversion price of $63.84 per share, subject to adjustment in certain circumstances, as more fully described in Note 5 to our financial statements. We may, at our option, redeem the notes at any time after March 7, 2003, or earlier if our stock price reaches certain defined levels.

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

        In August 2000, we entered into a financing arrangement with Acqua Wellington to purchase our common stock. Under the purchase agreement, as presently amended, we may sell a total of $149.0 million of our common stock to Acqua Wellington through December 2003. The purchase agreement provides that from time to time, in our sole discretion, we may present Acqua Wellington with draw down notices constituting offers to sell our common stock for specified total proceeds over a specified trading period. Once presented with a draw down notice, Acqua Wellington is required to purchase a pro rata portion of shares of our common stock as allocated on each trading day during the trading period on which the daily volume weighted average price for our common stock exceeds a threshold price that we determine and state in the draw down notice. The threshold price we set may not be below $20 per share without Acqua Wellington's consent. The per share price then equals the daily volume weighted average price on each date during the pricing period, less a 4% to 6% discount to be determined based on our market capitalization at the start of the draw down period, unless we agree with Acqua Wellington to a different discount. However, if the daily volume weighted average price falls below the threshold price on any day in the pricing period, Acqua Wellington is not required to purchase the pro rata portion of shares allocated to that day, but can elect to buy that pro rata portion of shares at the threshold price less the applicable discount.

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

        The combined total value of shares that we may sell to Acqua Wellington through draw downs and call option exercises under the arrangement may not exceed $149.0 million. As of August 14, 2002, we have issued 1,932,555 shares of common stock in exchange for aggregate net proceeds of $79.9 million under this arrangement, including $8.4 million in the quarter ended March 31, 2002, and $12.5 million on August 9, 2002.

        In June 2001, we sold 2,020,203 shares of our common stock in an underwritten public offering at a price to the public of $49.50 per share pursuant to a prospectus supplement under a shelf registration statement, resulting in net proceeds of $95.9 million, after deducting the underwriting expenses and commissions and other offering expenses. In December 2001, we sold 2,875,000 shares of our common stock in an underwritten public offering at a price to the public of $52.50 per share pursuant to a prospectus supplement under a shelf registration statement, resulting in net proceeds of $143.3 million, after deducting the underwriting expenses and commissions and other offering expenses. We are using and intend to continue to use the net proceeds from these sales for general corporate purposes, which may include funding research, development and product manufacturing, development of clinical trials, preparation and filing of a new drug application, product commercialization, increasing our working capital, reducing indebtedness, acquisitions of or investments in businesses, products or technologies that are complementary to our own, and capital expenditures.

        Cash, cash equivalents and marketable securities at June 30, 2002 totaled $431.7 million compared to $478.4 million at December 31, 2001. The decrease was due to utilizing $46.6 million to fund operations, $4.9 million for capital expenditures and a decrease of $2.6 million in the market value of our investment portfolio, due to market and interest rate volitility, partially offset by $10.0 million raised from the issuance of our common stock, including $8.4 million of common stock issued pursuant to our arrangement with Acqua Wellington.

        Net cash used in operations for the six months ended June 30, 2002, was $46.6 million compared to $34.9 million for the six months ended June, 2001. The increase was primarily due to increased research, development and commercialization efforts.

        As of June 30, 2002, we have invested $26.3 million in property and equipment, with the rate of investment having increased in line with increased research, development and commercialization efforts and as we expand our facilities. We expect to continue to make investments in property and equipment to support our growth.

        Under our license agreement with Syntex (U.S.A.) relating to ranolazine, we paid an initial license fee. In addition, we are obligated to make certain milestone payments to Syntex, upon receipt of the first and second product approvals for ranolazine in any of certain major market countries (consisting of France, Germany, Italy, the United States and the United Kingdom). Unless the agreement is terminated, we will pay Syntex, on or before March 31, 2005, $7.0 million plus interest accrued thereon from the date of approval until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries occurs before May 1, 2004, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from the date of approval until the date of payment, and if the second such product approval occurs after May 1, 2004 but before March 31, 2006, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from May 1, 2004, until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries has not occurred by March 31, 2006, we will pay Syntex $3.0 million on or before March 31, 2006, and if we receive the second product approval after March 31, 2006, we will pay Syntex $4.0 million within thirty (30) days after the date of such second product approval.

        We may require substantial additional funding in order to complete our research and development activities and commercialize any potential products. We currently estimate that our existing resources and projected interest income, including the proceeds from our offering of convertible subordinated notes and common stock financings, will enable us to maintain our current and planned operations for at least the next 24 months. However, we cannot assure you that we will not require additional funding prior to then or that additional financing will be available on acceptable terms or at all.

        Our future capital requirements will depend on many factors, including scientific progress in our research and development programs, the size and complexity of these programs, the timing, scope and results of preclinical studies and clinical trials, our ability to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical material and other factors not within our control. We cannot guarantee that the additional financing to meet our capital requirements will be available on acceptable terms or at all. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern. If we issue equity securities to raise additional funds, substantial dilution to existing stockholders may result.

Contractual Obligations and Significant Commercial Commitments

        During the quarter ended June 30, 2002, we entered into certain manufacturing-related agreements in connection with the future commercial production of ranolazine.

        The following summarizes our contractual obligations for the fiscal years ending December 31, 2002, through December 31, 2006, and thereafter:

	2002	2003	2004	2005	2006	Thereafter	Total
	(in thousands)
Convertible subordinated notes	$9,322	$9,322	$9,322	$9,322	$9,322	$197,959	$244,569
Capital leases	885	448	410	—	—	—	1,743
Operating leases	10,928	11,918	12,298	9,795	13,256	76,019	134,214
Manufacturing-related agreements	5,350	1,725	2,000	2,250	2,250	2,250	15,825

	$26,485	$23,413	$24,030	$21,367	$24,828	$276,228	$396,351

        Under the manufacturing-related agreements, additional payments above the specified minimums will be required if the FDA approves ranolazine, and in connection with the manufacture of ranolazine.

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

        Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate to regulatory authorities through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. We will continue to incur substantial expense for, and devote a significant amount of time to, preclinical testing and clinical trials.

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

        We cannot be certain that any of our product development efforts will be completed or that any of our products will be shown to be safe and effective. Regulatory authorities have broad discretion to interpret safety and efficacy data in making approval and other regulatory decisions. Even if we believe that a product is safe and effective, we cannot assure you that regulatory authorities will interpret the data the same way and we may not obtain the required regulatory approvals. Furthermore, we may not be able to manufacture our products in commercial quantities or market any products successfully.

        If we are unable to satisfy the regulatory requirements for our clinical trials, we will not be able to commercialize our drug candidates.

        All of our products may require additional development, preclinical studies and/or clinical trials, and will require regulatory approval, prior to commercialization. Any delays in our clinical trials would delay market launch, increase our cash requirements, increase the volatility of our stock price and result in additional operating losses.

        Many factors could delay completion of our clinical trials, including:

  •
  slower than anticipated patient enrollment;

  •
  difficulty in obtaining sufficient supplies of clinical trial materials; and

  •
  adverse events occurring during the clinical trials.

        For example, our first Phase III clinical trial of ranolazine, called Monotherapy Assessment of Ranolazine In Stable Angina, or MARISA, had challenging enrollment criteria. As a result, enrollment for this trial was slower than anticipated.

        In addition, data obtained from preclinical and clinical activities are susceptible to different interpretations, which could delay, limit or prevent regulatory approval of our products. For example, some drugs that prolong the electrocardiographic QT interval carry an increased risk of serious cardiac rhythm disturbances, or arrhythmias, while other drugs that prolong the QT interval do not carry an increased risk of arrhythmias. Small but statistically significant increases in the QT interval were observed in clinical trials of ranolazine. However, other clinical and preclinical data do not suggest that ranolazine significantly pre-disposes patients to arrhythmias. Regulatory authorities such as the FDA may interpret these data differently, which could delay, limit or prevent regulatory approval of ranolazine.

        Delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, data and/or studies, regulatory questions regarding data and results, and/or changes in regulatory policy during the period of product development. For example, the initial clinical trials with ranolazine used an immediate release formulation of ranolazine, while a sustained release formulation, which is the formulation intended for commercial use, was used in the Phase III MARISA and CARISA trials and most other clinical trials conducted after 1997. Consequently, the NDA for ranolazine will contain data from trials using two different formulations, which is subject to interpretation by the FDA. An unfavorable interpretation of these combined data could delay or prevent regulatory approval. Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy change over time and can be affected by many factors, including the emergence of new information (including on other products) and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

        We may be unable to maintain our proposed schedules for IND applications and clinical protocol submissions to the FDA, initiations of clinical trials and completions of clinical trials, as a result of FDA regulatory action or other factors such as lack of funding or complications that may arise in any phase of the clinical trial program.

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

        The research, testing, manufacturing and marketing of drug products are subject to extensive regulation by numerous regulatory authorities in the United States and other countries. Failure to comply with FDA or other applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions. These include:

  •
  warning letters;

  •
  civil penalties;

  •
  criminal penalties;

  •
  injunctions;

  •
  product seizure or detention;

  •
  product recalls;

  •
  total or partial suspension of manufacturing; and

  •
  FDA refusal to review or approve pending NDAs or supplements to approved NDAs.

        The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely expensive and uncertain. We may not be able to maintain our proposed schedules for the submission of an NDA for any of our products. We also cannot guarantee that any of our products under development will be approved for marketing by the FDA or corresponding foreign regulatory authorities. Even if marketing approval of a product is granted, we cannot be certain that we will be able to obtain the labeling claims necessary or desirable for the promotion of the product.

        In addition, the regulatory environment in which our regulatory submissions may be reviewed changes over time. For example, average review times at the FDA for marketing approval applications have fluctuated substantially over the last 10 years, with review times for marketing applications for new chemical entities having recently increased after having declined previously. In addition, review times at the FDA can be impacted by a variety of factors, including federal budget and funding levels and statutory and regulatory changes.

        Even if we obtain a marketing approval, we may be required to undertake post-marketing trials. In addition, identification of side effects or potential safety issues after a drug is on the market or the occurrence of manufacturing-related problems could cause or require subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials, changes in labeling of the product, and/or additional regulatory approvals.

        If we receive a marketing approval, we will also be subject to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we are likely to be subject to FDA post-marketing obligations. In addition, we or our third party manufacturers will be required to adhere to stringent federal regulations setting forth current good manufacturing practices for pharmaceuticals, known as cGMP regulations. These regulations require, among other things, that we manufacture our products and maintain our records in a carefully prescribed manner with respect to manufacturing, testing and quality control activities.

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

        If any of our products, after receiving FDA or foreign regulatory approvals, fail to achieve market acceptance, our ability to become profitable in the future will be adversely affected. We believe that market acceptance will depend on our ability to provide acceptable evidence of safety, efficacy and cost effectiveness. In addition, we believe that the level of market acceptance will depend in part on our ability to obtain favorable labeling claims that will not limit product usage or our marketing, promotional and sales programs, the effectiveness of our marketing strategy and the availability of government and private insurance reimbursement for our products.

        We have no marketing or sales experience, and if we are unable to enter into or maintain collaborations with marketing partners or if we are unable to develop our own sales and marketing capability, we may not be successful in commercializing our products.

        We currently have no sales or distribution capability and only limited marketing capability. As a result, we depend on collaborations with third parties, such as Innovex, Biogen and Fujisawa, which have established distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little control. For instance, we have entered into a sales and marketing services agreement with Innovex with respect to ranolazine. Innovex will market and sell ranolazine in the United States using a dedicated sales force if and when the FDA approves the marketing of ranolazine. Our successful commercialization of ranolazine depends on Innovex performing their contractual obligations, and the level of success will depend at least in part on Innovex's efforts. Similarly, Biogen is responsible for worldwide marketing and sales of any product that results from the Adentri™ program, and Fujisawa is responsible for marketing and sales of CVT-3146 in North America.

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

        We may not be able to retain current or attract new corporate and academic collaborators, licensors, licensees and others. Our business strategy requires us to enter into various arrangements with these parties, and we are dependent upon the success of these parties in performing their obligations. If we fail to obtain and maintain these arrangements, the development of our products would be delayed. We may be unable to proceed with the development, manufacture or sale of products or we might have to fund development of a particular product candidate internally. If we have to fund the development and commercialization of substantially all of our products internally, our future capital requirements will increase substantially.

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

        We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research and development activities. We have generated no product revenues. As of June 30, 2002, we had an accumulated deficit of $264.3 million. The process of developing and commercializing our products requires significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future.

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

        Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may, among other things:

  •
  have to delay, scale back or eliminate some or all of our research and/or development programs;

  •
  lose rights under existing licenses;

  •
  have to relinquish more of, or all of, our rights to product candidates on less favorable terms than we would otherwise seek; and

  •
  be unable to operate as a going concern.

        Our future capital requirements will depend on many factors, including:

  •
  the timing, scope and results of preclinical studies and clinical trials;

  •
  the size and complexity of our programs;

  •
  the time and costs involved in obtaining regulatory approvals;

  •
  the cost of manufacturing or obtaining preclinical, clinical and commercial materials;

  •
  our ability to establish and maintain corporate partnerships;

  •
  competing technological and market developments;

  •
  the costs involved in filing, prosecuting and enforcing patent claims; and

  •
  scientific progress in our research and development programs.

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

        Our success will depend to a significant degree on our ability to:

  •
  obtain patents and licenses to patent rights;

  •
  maintain trade secrets;

  •
  obtain trademarks; and

  •
  operate without infringing on the proprietary rights of others.

        In 2001, we received an issued patent from the U.S. Patent and Trademark Office for a method of using ranolazine sustained release formulations, including the formulation used in the MARISA and CARISA trials, for the treatment of chronic angina. In 2002, the scope of these claims was broadened to cover a wider range of sustained release formulations. However, in general we cannot be certain that patents will issue from any of our pending or future patent applications, that any issued patent will not be lost through an interference or opposition proceeding, reexamination request, infringement litigation or otherwise, that any issued patent will be sufficient to protect our technology and investments, or that we will be able to obtain extensions of patents beyond the initial term.

        Although United States patent applications are now published 18 months after their filing date, as provided by federal legislation enacted in 1999, this statutory change applies only to applications filed on or after November 29, 2000. Applications filed in the United States prior to this date are maintained in secrecy until a patent issues. As a result, we can never be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. There may be third party patents, patent applications, trademarks and other intellectual property relevant to our products, services and technology which are not known to us and that block or compete with our compounds, products, services or processes.

        Competitors may have filed applications for, or may have received patents or trademarks and may obtain additional patents, trademarks and proprietary rights relating to, compounds, products, services or processes that block or compete with ours. We may have to participate in interference proceedings declared by the Patent and Trademark Office. These proceedings determine the priority of invention and, thus, the right to a patent for the technology in the United States. In addition, litigation may be necessary to enforce any patents or trademarks issued to us or to determine the scope and validity of the proprietary rights of third parties. Litigation and interference proceedings, even if they are successful, are expensive to pursue, and we could use a substantial amount of our limited financial resources in either case.

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

        For example, we have entered into agreements with third party manufacturers for clinical scale production of ranolazine's active pharmaceutical ingredient and for ranolazine tableting, which we believe are sufficient to support the remainder of the clinical program to support filing of an NDA for ranolazine for chronic angina. In addition, we have entered into several other manufacturing agreements relating to ranolazine, including for commercial scale or scale-up of bulk active pharmaceutical ingredient, tableting, and supply of a raw material component of the product. However, the commercial launch of ranolazine is dependent on these third party arrangements, and could be affected by any delays or difficulties in performance. In addition, because we have used different manufacturers for elements of the ranolazine supply chain in different clinical trials and for potential commercial supply prior to FDA approval of ranolazine, in order to obtain marketing approval we will be required to demonstrate to the FDA's satisfaction the bioequivalence or therapeutic equivalence of the multiple sources of ranolazine used in our clinical trials to the product to be commercially supplied. An unfavorable regulatory interpretation by the FDA could delay or prevent regulatory approval.

        Furthermore, we and our third party manufacturers must pass a preapproval inspection of facilities by the FDA and corresponding foreign regulatory authorities before obtaining marketing approval, and will be subject to periodic inspection by the FDA and corresponding foreign regulatory authorities. We cannot guarantee that such inspections will not result in compliance issues that could prevent or delay marketing approval, or require us to expend money or other resources to correct. In addition, drug product manufacturing facilities in California must be licensed by the State of California, and other states may have comparable requirements. We cannot assure you that we will be able to obtain such licenses.

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

        Our business depends on certain key personnel, the loss of whom could weaken our management team, and on attracting and retaining qualified personnel.

        The growth of our business and success depends in large part on our ability to attract and retain key management, technical, sales and marketing and other operating personnel. We cannot assure you that we will be able to attract and retain the qualified personnel or develop the expertise in these areas as needed for our business. Our ability to attract and retain key employees in a competitive recruiting environment is dependent on our ability to offer competitive compensation packages, which typically include stock option grants. Current and proposed changes in laws, regulations, Nasdaq corporate governance standards and accounting treatments regarding stock options may limit or impair our ability to attract and retain key personnel. Although we have entered into executive severance agreements with certain executives, we have not entered into any employment agreements with key executives. The loss of the services of one or more members of these groups or the inability to attract and retain additional personnel and develop expertise as needed could limit our ability to develop and commercialize our existing drugs and future drug candidates. Such persons are in high demand and often receive competing employment offers.

  Our failure to manage our rapid growth could harm our business.

        We have experienced rapid growth and expect to continue to expand our operations over time. As we prepare for the commercialization of ranolazine, continue to conduct clinical trials for our product candidates and expand our drug discovery efforts, we have added personnel in many areas, including operations, regulatory, clinical, finance and information systems. We may not manage this growth effectively, which would harm our business and cause us to incur higher operating costs. If rapid growth continues, it may strain our operational, managerial and financial resources.

        Our operations involve hazardous materials, which could subject us to significant liability.

        Our research and development activities involve the controlled use of hazardous materials, including hazardous chemicals, radioactive materials and pathogens, and the generation of waste products. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. We may have to incur significant costs to comply with additional environmental and health and safety regulations in the future. Although we believe that our safety procedures for handling and disposing of hazardous materials comply in all material respects with regulatory requirements, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and may materially adversely affect our business, financial condition and results of operations. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future. There can also be no assurance that our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.

        We may be subject to product liability claims if our products harm people, and we have only limited product liability insurance.

        The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. We currently have only limited product liability insurance for clinical trials and no commercial product liability insurance. We do not know if we will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. This type of insurance is expensive and may not be available on acceptable terms or at all. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our products. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts. This could adversely affect our results of operations and our need for and the timing of additional financing.

        If the market price of our stock continues to be highly volatile, the value of your investment in our common stock may decline.

        Within the last 12 months, our common stock has traded between $14.68 and $60.85. The market price of the shares of common stock for our company has been and may continue to be highly volatile.

Announcements may have a significant impact on the market price of our common stock. These announcements may include:

  •
  results of our clinical trials and preclinical studies, or those of our corporate partners or our competitors;

  •
  achievement of other research or development milestones, such as completion of enrollment of a clinical trial or making a regulatory filing;

  •
  our operating results;

  •
  developments in our relationships with corporate partners;

  •
  developments affecting our corporate partners;

  •
  negative regulatory action or regulatory approval with respect to our new products or our competitors' new products;

  •
  government regulations, reimbursement changes and governmental investigations or audits related to us or to our products;

  •
  developments related to our patents or other proprietary rights or those of our competitors;

  •
  changes in the position of securities analysts with respect to our stock;

  •
  operating results below the expectations of public market analysts and investors; and

  •
  market conditions for biopharmaceutical or biotechnology stocks in general.

        In addition, if we fail to reach an important research or development milestone by a publicly expected deadline, even if by only a small margin, there could be a significant impact on the market price of our common stock. For example, in January 2001, we announced that additional patients would need to be enrolled in our Phase III CARISA trial of ranolazine to meet a protocol requirement, thereby delaying completion of enrollment of the trial by a number of months. The price of our common stock decreased significantly after this announcement.

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

        Our indebtedness and debt service obligations may adversely affect our cash flow.

        Our annual debt service obligations on our 4.75% convertible subordinated notes due in 2007 are approximately $9.3 million per year in interest payments. We intend to fulfill our debt service obligations from our existing cash and investments. In the future, if we are unable to generate cash or raise additional cash through financings sufficient to meet these obligations and need to use existing cash or liquidate investments in order to fund these obligations, we may have to delay or curtail research and development programs.

        We may add additional lease lines to finance capital expenditures and/or may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further.

        Our indebtedness could have significant additional negative consequences, including:

  •
  requiring the dedication of a substantial portion of our expected cash flow to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including funding our research and development programs and other capital expenditures;

  •
  increasing our vulnerability to general adverse economic conditions;

  •
  limiting our ability to obtain additional financing; and

  •
  placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

        If shares of common stock are sold in our equity line of credit arrangement, existing common stockholders will experience immediate dilution and, as a result, our stock price may go down.

        We have entered into a common stock purchase agreement with Acqua Wellington, pursuant to which Acqua Wellington may purchase shares of our common stock at a discount of 4.0% to 6.0%, to be determined based on our market capitalization at the start of the draw-down period, unless we agree with Acqua Wellington to a different discount. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock by Acqua Wellington. The purchase agreement with Acqua Wellington provides that, at our request, Acqua Wellington will purchase a certain dollar amount of shares, with the exact number of shares to be determined based on the per share market price of our common stock over the draw-down period for such purchase. As a result, if the per share market price of our common stock declines over the draw-down period, Acqua Wellington will receive a greater number of shares for its purchase price, thereby resulting in further dilution to our stockholders and potential downward pressure of the price of our stock.

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

        Our long-term debt includes $196,250,000 of 4.75% convertible subordinated notes due March 7, 2007. Interest on the notes is fixed and payable semi-annually on March 7th and September 7th each year. The notes are convertible into shares of our common stock at any time prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events, as more fully described in Note 5 to our financial statements. The market value of our long-term-debt will fluctuate with movements of interest rates and with movements in the value of our common stock.

PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

(a)    The Annual Meeting of Stockholders of CV Therapeutics, Inc. was held on June 7, 2002.

(b)    Santo J. Costa, John Groom and Barbara J. McNeil, M.D., Ph.D. were elected to the Board of Directors. Louis G. Lange, M.D., Ph.D., R. Scott Greer, Peter Barton Hutt, Thomas L. Gutshall, Kenneth B. Lee, Jr., and Costa G. Sevastoupoulos, Ph.D. continued after the Annual Meeting.

(c)    Election of Directors:

Nominee	For	Withheld
Santo J. Costa	20,659,128	143,788
John Groom	20,659,328	143,588
Barbara J. McNeil, M.D., Ph.D.	20,611,229	191,687

Proposal to approve our 2000 Equity Incentive Plan as amended to increase the aggregate number of shares of common stock authorized for issuance under such plan by 950,000 shares (from 1,500,000 shares to 2,450,000 shares):

For	Against	Abstain	Broker Non-Vote
18,938,816	1,852,260	11,840	0

Proposal to approve our Non-Employee Director's Stock Option Plan as amended to increase the aggregate number of shares of common stock authorized for issuance under such plan by 150,000 shares (from 400,000 shares to 550,000 shares):

For	Against	Abstain	Broker Non-Vote
18,598,114	2,190,243	14,559	0

Proposal to ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2002:

For	Against	Abstain	Broker Non-Vote
19,955,311	841,625	5,980	0

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits required by Item 601 of Regulation S-K

Exhibit Number
10.65	CV Therapeutics, Inc. 2000 Nonstatutory Incentive Plan
10.66	CV Therapeutics, Inc. 2000 Equity Incentive Plan
10.67	CV Therapeutics, Inc. Non-Employee Directors' Stock Option Plan
10.68	CV Therapeutics, Inc. Employee Stock Purchase Plan
  (b)
  Reports on Form 8-K

  CV Therapeutics filed current reports on Form 8-K with the Commission:

  •
  On April 29, 2002 with respect to a press release dated April 22, 2002 announcing the Registrant's financial results for the fiscal quarter ended March 31, 2002.

  •
  On May 14, 2002 with respect to a press release dated May 10, 2002 announcing that a study indicates that ranolazine, a partial fatty acid oxidation (pFOX) inhibitor that the Registrant is developing for the potential treatment of chronic angina, appears to suppress one major predictor of arrhythmias and appears not to exacerbate another.

  •
  On July 19, 2002, with respect to a press release dated June 18, 2002 announcing the Registrant's financial results for the fiscal quarter ended June 30, 2002.

  •
  On July 26, 2002, with respect to a press release dated July 25, 2002, announcing the completion of patient enrollment in a Phase III trial of tecadenoson, or CVT-510, in patients with paroxysmal supraventricular tachycardia (PSVT), an abnormally rapid heart rhythm. The purpose of the Phase III trial is to determine the safety and efficacy of tecadenoson in the conversion of PSVT to normal sinus rhythm.

  •
  On July 30, 2002, with respect to a press release dated July 29, 2002 announcing the Registrant's plans to advance CVT-3146 into a Phase III clinical trial.

  •
  On August 9, 2002, with respect to the sale of 561,037 shares of Registrant's common stock to Acqua Wellington North American Equities Fund, Ltd.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CV THERAPEUTICS, INC.
Date: August 14, 2002	By:	/s/ LOUIS G. LANGE, M.D., Ph.D Louis G. Lange, M.D., Ph.D. Chairman of the Board & Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2002	By:	/s/ DANIEL K. SPIEGELMAN Daniel K. Spiegelman Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements Item
CV THERAPEUTICS, INC. BALANCE SHEETS (in thousands, except share and per share amounts)
CV THERAPEUTICS, INC. STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
CV THERAPEUTICS, INC. STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
CV THERAPEUTICS, INC. NOTES TO FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES