Form 10-Q
period 2002-09-30
CV THERAPEUTICS INC
filed 2002-11-14
CIK 921506

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended September 30, 2002.

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

Registrant’s telephone number, including area code: (650) 384-8500

Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒        No ☐

The number of shares of Common Stock, $0.001 par value, outstanding as of November 8, 2002 was 27,101,375.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CV THERAPEUTICS, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2001	September 30, 2002
	(A)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,911	$24,676
Marketable securities	397,514	395,805
Other current assets	9,938	6,043

Total current assets	488,363	426,524
Notes receivable from related parties	951	1,120
Property and equipment, net	12,889	16,070
Other assets	5,041	4,322

Total assets	$507,244	$448,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,529	$2,327
Accrued liabilities	10,614	10,010
Current portion of capital lease obligation	779	487
Current portion of deferred revenue	1,029	1,029

Total current liabilities	17,951	13,853
Capital lease obligation	786	494
Convertible subordinated notes	196,250	196,250
Deferred revenue	3,630	2,858
Other liabilities	234	1,297

Total liabilities	218,851	214,752

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized, 25,482,343 and 26,423,553 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	494,604	518,170
Deferred compensation	(194)	(57)
Accumulated deficit	(210,752)	(289,164)
Cumulative other comprehensive income	4,735	4,335

Total stockholders’ equity	288,393	233,284

Total liabilities and stockholders’ equity	$507,244	$448,036

(A)	Derived from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001

See accompanying notes

CV THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Revenues:
Collaborative research	$2,862	$1,179	$5,694	$3,513
Operating expenses:
Research and development	20,502	24,065	56,839	74,366
General and administrative	3,285	3,357	8,511	11,568

Total operating expenses	23,787	27,422	65,350	85,934

Loss from operations	(20,925)	(26,243)	(59,656)	(82,421)
Interest income	4,731	4,079	14,323	11,942
Interest expense	(2,612)	(2,620)	(7,856)	(7,822)
Other expense	(38)	(39)	(106)	(111)

Net loss	$(18,844)	$(24,823)	$(53,295)	$(78,412)

Basic and diluted net loss per share	$(0.85)	$(0.95)	$(2.58)	$(3.04)

Shares used in computing basic and diluted net loss per share	22,114	26,162	20,647	25,825

See accompanying notes

CV THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,295)	$(78,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Gains on the sale of investments	(1,320)	(321)
Amortization of deferred compensation	57	159
Depreciation and amortization	2,001	6,587
Change in assets and liabilities:
Other current assets	(2,019)	3,895
Accounts payable	1,415	(3,202)
Accrued and other liabilities	(3,076)	459
Deferred revenue	(1,772)	(772)

Net cash used in operating activities	(58,009)	(71,607)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(233,595)	(393,874)
Maturities of investments	51,088	57,430
Sales of investments	126,198	334,891
Capital expenditures	(8,620)	(5,866)
Notes receivable from related parties	(398)	(168)

Net cash used in investing activities	(65,327)	(7,587)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(567)	(584)
Proceeds from issuance of common stock, net of repurchases	119,200	23,543

Net cash provided by financing activities	118,633	22,959

Net decrease in cash and cash equivalents	(4,703)	(56,235)
Cash and cash equivalents at beginning of period	54,028	80,911

Cash and cash equivalents at end of period	$49,325	$24,676

See accompanying notes

CV THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of CV Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles, are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for, the interim periods presented. The results of operations for the nine-month period ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2002, or of future operating results for any interim period. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which includes the audited financial statements and the notes thereto.

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

2.    Comprehensive Loss

The components of comprehensive loss for the periods ended September 30, 2001, and September 30, 2002, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
	(in thousands)

Net loss	$(18,844)	$(24,823)	$(53,295)	$(78,412)
Unrealized gains (losses) on securities	3,170	2,243	4,177	(400)

Comprehensive loss	$(15,674)	$(22,580)	$(49,118)	$(78,812)

3.    Equity

On March 28, 2002, we sold 209,645 shares of our common stock for net proceeds of $8.4 million under the financing commitment from Acqua Wellington North American Equities Fund, Ltd., after a discount based on our market capitalization in accordance with the terms of the arrangement.

On August 9, 2002, we sold 561,037 shares of our common stock for net proceeds of $12.5 million under the financing commitment from Acqua Wellington, after a discount based on our market capitalization in accordance with the terms of the arrangement.

On October 31, 2002, we sold 676,722 shares of our common stock for net proceeds of $15.0 million under the financing commitment from Acqua Wellington, after a discount based on our market capitalization in accordance with the terms of the arrangement.

As of November 1, 2002, we have issued 2,609,277 shares of common stock in exchange for aggregate net proceeds of $94.9 million since the inception of this arrangement.

4.    Commitments

We lease two facilities under noncancellable operating leases. The lease for one facility expires in April 2012. The lease for the second facility incorporates a sublease that expires in February 2005, and a master lease that expires in April 2012.

In addition, we have leased certain fixed assets under capital leases with expiration dates through 2004.

During the nine-month period ended September 30, 2002, we entered into certain manufacturing-related agreements in connection with the future commercial production of ranolazine.

Minimum payments under these commitments are as follows:

	Manufacturing Agreements	Operating Leases	Capital Leases
	(in thousands)
Year ending December 31,
2002	$2,880	$10,928	$885
2003	4,195	11,918	448
2004	2,000	12,298	410
2005	2,250	9,795	—
2006	2,250	13,256	—
2007 and thereafter	2,250	76,019	—

Total minimum payments	$15,825	$134,214	1,743

Less amount representing interest			(178)

Present value of future lease payments			1,565
Less current portion			(779)

Long-term portion			$786

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

The fair value of our convertible subordinated notes on September 30, 2002 approximates $146,820,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report contain forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future clinical or product development or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of those terms and other comparable terminology. If one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Risk Factors” as well as such other risks and uncertainties detailed in our other Securities and Exchange Commission reports and filings.

Overview

CV Therapeutics is a biopharmaceutical company engaged in the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. Since our inception in December 1990, substantially all of our resources have been dedicated to research and development. To date, we have not generated any product revenues and do not expect to generate any product revenues until we receive marketing approval and launch of one of our products, if at all. As of September 30, 2002, we had an accumulated deficit of $289.2 million. We expect our sources of revenues, if any, to consist of payments under corporate partnerships and interest income until one of our products receives marketing approval, if at all. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as marketing approvals. These activities, together with our general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future. We will not receive product revenues unless and until we or our collaborative partners complete clinical trials, obtain marketing approval, and successfully commercialize one or more of our products.

We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, potential competition, use of hazardous materials and retention of key employees. In order for a product to be commercialized, it will be necessary for us and, in some cases, our collaborators, to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

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

Results of Operations

Collaborative Research Revenues.    Collaborative research revenues decreased to $1.2 million for the quarter ended September 30, 2002, compared to $2.9 million for the quarter ended September 30, 2001. Collaborative research revenues decreased to $3.5 million for the nine-month period ended September 30, 2002, compared to $5.7 million for the nine-month period ended September 30, 2001. The decrease for both the quarter and the nine-month period ended September 30, 2002, compared to the same periods in 2001, was due to a $1.0 million milestone payment recognized in March 2001 from Biogen, Inc., earned in conjunction with their initiation of a Phase I oral development program for AdentriTM, and a $2.0 million milestone payment recognized in September 2001 from Fujisawa Healthcare Inc., related to our initiation of a Phase II clinical trial for CVT-3146, partially offset by greater reimbursement during 2002 of certain development costs related to our collaboration with Fujisawa.

Research and Development Expenses.    Research and development expenses increased to $24.1 million for the quarter ended September 30, 2002, compared to $20.5 million for the quarter ended September 30, 2001. Research and development expenses increased to $74.4 million for the nine-month period ended September 30, 2002, compared to $56.8 million for the nine-month period ended September 30, 2001. The increases for both the quarter and nine-month periods, compared to the same periods in 2001, were primarily due to expenses for the ranolazine program related to New Drug Application (NDA) preparation, pre-commercialization activities, and manufacturing-related agreements along with hiring additional employees to support our research programs and expenses associated with our tecadenoson (CVT-510) and CVT-3146 programs. We expect research and development expenses may increase in the future as we further expand product development efforts, clinical trials and pre-commercialization efforts.

Management categorizes research and development expenditures into amounts related to preclinical research and amounts related to three clinical development programs, listed in rank order of estimated expenditures for all periods discussed below: ranolazine, tecadenoson (CVT-510) and CVT-3146. During the quarter ended September 30, 2002, we incurred approximately 83% of our research and development expenditures, or approximately $20.0 million, in connection with clinical development programs, and the remaining 17%, or $4.1 million, in connection with preclinical research programs. By comparison, during the quarter ended September 30, 2001, we incurred approximately 84% of our research and development expenditures, or $17.2 million, in connection with clinical development programs and the remaining 16% of our research and development expenditures, or $3.3 million, in connection with preclinical research programs. During the nine-month period ended September 30, 2002, we incurred 86% of our research and development expenditures, or approximately $63.6 million, in connection with clinical development programs, and the remaining 14% of our research and development expenditures, or $10.7 million, in connection with preclinical research programs. For the same period ended September 30, 2001, we incurred 84% of our research and development expenditures, or $47.6 million, in connection with clinical projects, and the remaining 16% of our research and development expenditures, or $9.2 million, in connection with preclinical research programs. We expect that clinical development programs will represent approximately the same portion of our overall research and development expenditures for all of 2002 as they have for the first nine months of 2002.

General and Administrative Expenses.    General and administrative expenses increased to $3.4 million for the quarter ended September 30, 2002, compared to $3.3 million for the quarter ended September 30, 2001. General and administrative expenses increased to $11.6 million for the nine-month period ended September 30, 2002, compared to $8.5 million for the nine-month period ended September 30, 2001. The increases for the quarter and nine-month periods ended September 30, 2002, compared to the same periods in 2001, were due to fees paid in connection with outside consulting services and additional personnel and facility expenses to support our increased research, development and commercialization efforts. We expect general and administrative expenses to continue to increase in the future in line with our research, development and commercialization activities.

Interest Income.    Interest income was $4.1 million for the quarter ended September 30, 2002, compared to $4.7 million for the quarter ended September 30, 2001. Interest income was $11.9 million for the nine-month period ended September 30, 2002, compared with $14.3 million for the nine-month period ended September 30, 2001. The decrease for the quarter ended September 30, 2002, compared to the same period in 2001, was due to lower average interest rates, partially offset by higher average investment balances. The decrease for the nine-month period ended September 30, 2002, compared to the same period in 2001, was due to realized losses associated with certain securities and lower average interest rates, partially offset by higher average investment balances due to the proceeds received from our follow-on equity offerings in June 2001 and December 2001. We expect that interest income will fluctuate with average investment balances and market interest rates.

Interest Expense.    Interest expense was $2.6 million for the quarter ended September 30, 2002, and $7.8 million for the nine-month period ended September 30, 2002, which was consistent with interest expense for the same periods in 2001. Our subordinated convertible notes account for $2.3 million of the interest expense in each quarter. We expect that interest expense will fluctuate with average loan balances.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. For at least the next 24 months, operations can be funded from our cash, cash equivalents and marketable securities, which totaled $420.5 million as of September 30, 2002.

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

In August 2000, we entered into a financing arrangement with Acqua Wellington to purchase our common stock. Under the purchase agreement, as presently amended, we may sell a total of $149.0 million of our common stock to Acqua Wellington through December 2003. The purchase agreement provides that from time to time, in our sole discretion, we may present Acqua Wellington with draw down notices constituting offers to sell our common stock for specified total proceeds over a specified pricing period. Once presented with a draw down notice, Acqua Wellington is required to purchase a pro rata portion of shares of our common stock as allocated on each trading day during the pricing period on which the daily volume weighted average price for our common stock exceeds a threshold price that we determine and state in the draw down notice. The threshold price we set may not be below $20 per share without Acqua Wellington’s consent. The per share price then equals the daily volume weighted average price on each date during the pricing period, less a 4% to 6% discount to be determined based on our market capitalization at the start of the pricing period, unless we agree with Acqua Wellington to a different discount. However, if the daily volume weighted average price falls below the threshold price on any day in the pricing period, Acqua Wellington is not required to purchase the pro rata portion of shares allocated to that day, but can elect to buy that pro rata portion of shares at the threshold price less the applicable discount.

Further, if during a pricing period we enter into an agreement with a third party to issue common stock or securities convertible into common stock (excluding stock or options granted pursuant to our stock option, stock purchase or shareholder rights plans, common stock or warrants issued in connection with licensing agreements and/or collaborative agreements and warrants issued in connection with equipment financings) at a net discount to the then current market price, if we issue common stock with warrants (other than provided in the prior parenthetical), or if we implement a mechanism for the reset of the purchase price of our common stock below the then current market price, then Acqua Wellington can elect to purchase the shares so requested by us in the draw down notice at the price established pursuant to the prior paragraph, to purchase such shares at the third party’s price, net of discount or fees, or to not purchase our common stock during that pricing period.

The purchase agreement also provides that from time to time, in our sole discretion, we may grant Acqua Wellington a right to exercise one or more call options to purchase additional shares of our common stock during a pricing period, in an amount and for a threshold price that we determine and state in the draw down notice. However, the total call amount for any given draw down cannot exceed a specified maximum amount, and the amount of proceeds we may receive by exercise of a call option for any given trading day is also limited. If Acqua Wellington exercises the call option, we will issue and sell the shares of our common stock subject to the call option at a price equal to the greater of the daily volume weighted average price of our common stock on the day Acqua Wellington exercises its call option, or the threshold price for the call option that we have determined, less a 4% to 6% discount (based on our market capitalization).

The combined total value of shares that we may sell to Acqua Wellington through draw downs and call option exercises under the arrangement may not exceed $149.0 million. As of November 1, 2002, we have issued 2,609,277 shares of common stock in exchange for aggregate net proceeds of $94.9 million under this arrangement, including $20.9 million in the nine-month period ended September 30, 2002, and $15.0 million on October 31, 2002.

In June 2001, we sold 2,020,203 shares of our common stock in an underwritten public offering at a price to the public of $49.50 per share pursuant to a prospectus supplement under a shelf registration statement, resulting in net proceeds of $95.9 million, after deducting the underwriting expenses and commissions and other offering expenses. In December 2001, we sold 2,875,000 shares of our common stock in an underwritten public offering at a price to the public of $52.50 per share pursuant to a prospectus supplement under a shelf registration statement, resulting in net proceeds of $143.3 million, after deducting the underwriting expenses and commissions and other offering expenses. We are using and intend to continue to use the net proceeds from these sales for general corporate purposes, which may include funding research, development and product manufacturing, development of clinical trials, preparation and submission of a new drug application, product commercialization, increasing our working capital, reducing indebtedness, acquisitions of or investments in businesses, products or technologies that are complementary to our own, and capital expenditures.

Cash, cash equivalents and marketable securities at September 30, 2002 totaled $420.5 million compared to $478.4 million at December 31, 2001. The decrease was due to utilizing $71.6 million to fund operations and $5.9 million for capital expenditures, partially offset by $23.5 million raised from the issuance of our common stock, including $20.9 million of common stock issued pursuant to our arrangement with Acqua Wellington.

Net cash used in operations for the nine months ended September 30, 2002, was $71.6 million compared to $58.0 million for the nine months ended September 30, 2001. The increase was primarily due to increased research, development and commercialization efforts.

As of September 30, 2002, we have invested $27.3 million in property and equipment, with the rate of investment having increased in line with increased research, development and commercialization efforts and as we expand our facilities. We expect to continue to make investments in property and equipment to support our growth.

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

Our future capital requirements will depend on many factors, including scientific progress in our research, development and commercialization programs, the size and complexity of these programs, the timing, scope and results of preclinical studies and clinical trials, our ability to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical material and other factors not within our control. We cannot guarantee that the additional financing to meet our capital requirements will be available on acceptable terms or at all. Insufficient funds may require us to delay, scale back or eliminate some or all of our research, development or commercialization programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern. If we issue equity securities to raise additional funds, substantial dilution to existing stockholders may result.

Contractual Obligations and Significant Commercial Commitments

During the nine-month period ended September 30, 2002, we entered into certain manufacturing-related agreements in connection with the future commercial production of ranolazine.

The following summarizes our contractual obligations for the fiscal years ending December 31, 2002, through December 31, 2006, and thereafter:

	2002	2003	2004	2005	2006	Thereafter	Total
	(in thousands)

Convertible subordinated notes	$9,322	$9,322	$9,322	$9,322	$9,322	$200,911	$247,521
Capital leases	885	448	410	—	—	—	1,743
Operating leases	10,928	11,918	12,298	9,795	13,256	76,019	134,214
Manufacturing-related agreements	2,880	4,195	2,000	2,250	2,250	2,250	15,825

	$24,015	$25,883	$24,030	$21,367	$24,828	$279,180	$399,303

Under the manufacturing-related agreements, additional payments above the specified minimums will be required if the FDA approves ranolazine, and in connection with the manufacture of ranolazine.

Risk Factors

Our product candidates will take at least several years to develop, and we cannot assure you that we will successfully develop, market and manufacture these products.

Since our inception in 1990, we have dedicated substantially all of our resources to research and development. We do not have any marketed products, and we have not generated any product revenue. Because all of our potential products are in research, preclinical or clinical development, we have not generated any product revenues to date, and do not expect to generate any product revenues until we receive marketing approval and launch one of our products, if at all.

We have not applied for or received regulatory approval in the United States or any foreign jurisdiction for the commercial sale of any of our products. All of our product candidates are either in clinical trials under an Investigational New Drug application, or IND, or applicable foreign regulatory authority submission, or are in preclinical research and development. We have not submitted a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, or an equivalent application to any other foreign regulatory authorities for any of our product candidates, and the products have not been determined to be safe or effective in humans for their intended uses.

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

If we are unable to satisfy the regulatory requirements for our products, we will not be able to commercialize our drug candidates.

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

Delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, data and/or studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and/or the emergence of new information regarding our products or other products. For example, the initial clinical trials with ranolazine used an immediate release formulation of ranolazine, while a sustained release formulation, which is the formulation intended for commercial use, was used in the Phase III MARISA and CARISA trials and most other clinical trials conducted after 1997. Consequently, the NDA for ranolazine will contain data from trials using two different formulations, which is subject to interpretation by the FDA. An unfavorable interpretation of these combined data could delay or prevent regulatory approval. Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy change over time and can be affected by many factors, including the emergence of new information (including on other products) and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely expensive and uncertain. We may not be able to maintain our proposed schedules for the submission of an NDA for any of our products. If we submit an NDA to the FDA for any of our products, the FDA must decide whether to either accept or reject the submission for filing. We cannot guarantee that any of our NDA submissions will be accepted for filing and review by the FDA. We also cannot guarantee that any of our products under development will be approved for marketing by the FDA or corresponding foreign regulatory authorities. Even if marketing approval of a product is granted, we cannot be certain that we will be able to obtain the labeling claims necessary or desirable for the promotion of the product.

In addition, the regulatory environment in which our regulatory submissions may be reviewed changes over time. For example, average review times at the FDA for marketing approval applications have fluctuated over the last 10 years, and we cannot predict what the review time for any of our submissions will be. In addition, review times at the FDA can be affected by a variety of factors, including federal budget and funding levels and statutory and regulatory changes.

Even if we obtain a marketing approval, we may be required to undertake post-marketing clinical trials. In addition, identification of side effects or potential safety issues after a drug is on the market or the occurrence of manufacturing-related problems could cause or require subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials, changes in labeling of the product, and/or additional regulatory approvals.

If we receive a marketing approval, we will also be subject to ongoing FDA post-marketing obligations and continued regulatory review, such as continued safety reporting requirements. In addition, we or our third party manufacturers will be required to adhere to stringent federal regulations setting forth current good manufacturing practices for pharmaceuticals, known as cGMP regulations. These regulations require, among other things, that we manufacture our products and maintain our records in a carefully prescribed manner with respect to manufacturing, testing and quality control activities.

If we receive marketing approval and if any of our products or services become reimbursable by a government health care program, such as Medicare or Medicaid, we will become subject to certain federal and state health care fraud and abuse and reimbursement laws. These laws include the federal Medicare and Medicaid Fraud and Abuse Act,” “False Claims Act,” “Prescription Drug Marketing Act,” and “Physician Self-Referral Law,” and their many state counterparts. If and when we become subject to such laws, our arrangements with third parties, including health care providers, physicians, vendors, distributors, wholesalers and Innovex, will need to comply with these laws, as applicable. We do not know whether our existing or future arrangements will be found to be compliant. Violations of these statutes could result in substantial criminal and civil penalties and exclusion from governmental health care programs.

Our products, even if approved by the FDA or foreign regulatory agencies, may not achieve market acceptance.

If any of our products, after receiving FDA or foreign regulatory approvals, fail to achieve market acceptance, our ability to become profitable in the future will be adversely affected. We believe that market acceptance will depend on our ability to provide acceptable evidence of safety, efficacy and cost effectiveness. If the data from our programs do not provide this evidence, market acceptance of our products will be adversely affected.

In addition, we believe that the level of market acceptance of our products will depend in part on our ability to obtain favorable labeling claims from regulatory authorities. Regulatory authorities have broad discretion in approving the labeling for products. Approved labeling (if any) would have a direct impact on our marketing, promotional and sales programs. Unfavorable labeling would restrict our marketing, promotional and sales programs, which would adversely affect market acceptance of our products.

If we are unable to compete successfully in our market, it will harm our business.

Our ability to compete successfully in our market will directly affect the market acceptance of our products. The pharmaceutical and biopharmaceutical industries, and the market for cardiovascular drugs in particular, are intensely competitive. If our products receive marketing approvals, they will often compete with well-established, proprietary and generic cardiovascular therapies that have generated substantial sales over a number of years. Even if our products have no direct competition, the promotional efforts for our products will have to compete against the promotional efforts of other products to be noticed by physicians and patients. Moreover, the level of promotional effort in the pharmaceutical and biopharmaceutical markets has increased substantially. Market acceptance of our products will be affected by the level of promotional effort that we are able to provide for our products. We cannot assure you that the level of promotional effort that we provide for our products will be sufficient to obtain market acceptance of those products.

In addition, we are aware of companies that are developing products that may compete in the same markets as our products. There may also be potentially competitive products of which we are not aware. Many of these potential competitors may have substantially greater product development capabilities and financial, scientific, marketing and sales resources. Other companies may succeed in developing products earlier or obtain approvals from regulatory authorities more rapidly than either we or our corporate partners are able to achieve. Potential competitors may also develop products that are safer or more effective than those under development or proposed to be developed by us and our corporate partners. In addition, research and development by others could render our technology or our products obsolete or non-competitive.

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

Significant uncertainty exists as to the reimbursement status of newly approved health care products. In addition, for sales of our products in Europe, we will be required to seek reimbursement on a country-by-country basis. We cannot be certain that any products approved for marketing will be considered cost effective, that reimbursement will be available, or that allowed reimbursement will be adequate. In addition, payers’ reimbursement policies could adversely affect our or any corporate partner’s ability to sell our products on a profitable basis.

We have no marketing or sales experience, and if we are unable to enter into or maintain collaborations with marketing partners or if we are unable to develop our own sales and marketing capability, we may not be successful in commercializing our products.

We currently have no sales or distribution capability and only limited marketing capability. As a result, we depend on collaborations with third parties, such as Innovex, Biogen and Fujisawa, which have established distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little control. For instance, we have entered into a sales and marketing services agreement with Innovex with respect to ranolazine. Innovex will market and sell ranolazine in the United States using a dedicated sales force if and when the FDA approves the marketing of ranolazine. Our successful commercialization of ranolazine depends on Innovex performing its contractual obligations, and the level of success will depend at least in part on Innovex’s efforts. Similarly, Biogen is responsible for worldwide marketing and sales of any product that results from the AdentriTM program, and Fujisawa is responsible for marketing and sales of CVT-3146 in North America.

If we are unable to reach and maintain agreement with one or more partners, we may be required to market our products directly. We may elect to establish our own specialized sales force and marketing organization to market our products to cardiologists. In order to do this, we would have to develop a marketing and sales force with technical expertise and with supporting distribution capability. Developing a marketing and sales force is expensive and time consuming and could delay any product launch. We cannot be certain that we will be able to develop this capacity.

If we are unable to attract and retain collaborators, licensors and licensees, the development of our products could be delayed and our future capital requirements could increase substantially.

We may not be able to retain current or attract new corporate and academic collaborators, licensors, licensees and others. Our business strategy requires us to enter into various arrangements with these parties, and we are dependent upon the success of these parties in performing their obligations. If we fail to obtain and maintain these arrangements, the development and/or commercialization of our products would be delayed. We may be unable to proceed with the development, manufacture or sale of products or we might have to fund development of a particular product candidate internally. If we have to fund the development and commercialization of substantially all of our products internally, our future capital requirements will increase substantially.

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

In addition, collaborative arrangements in our industry are extremely complex, particularly with respect to intellectual property rights, financial provisions, and the parties’ respective rights with respect to decision making. Disputes may arise in the future with respect to these issues, such as the ownership of rights to any technology developed with or by third parties. These and other possible disagreements between us and our collaborators could lead to delays in the collaborative research, development or commercialization of product candidates. These disputes could also result in litigation or arbitration, which is time consuming, expensive and uncertain.

We expect to continue to operate at a loss and may never achieve profitability.

We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research and development activities. We have generated no product revenues. As of September 30, 2002, we had an accumulated deficit of $289.2 million. The process of developing and commercializing our products requires significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals and marketing and sales efforts. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future. Even if we are able to obtain marketing approvals and generate product revenues, we may not achieve profitability.

If we are unable to secure additional financing, we may be unable to complete our research and development activities or successfully commercialize any products.

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

Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may, among other things:

•	have to delay, scale back or eliminate some or all of our research and/or development programs;

•	lose rights under existing licenses;

•	have to relinquish more of, or all of, our rights to product candidates on less favorable terms than we would otherwise seek; and

•	be unable to operate as a going concern.

Our future capital requirements will depend on many factors, including:

•	the amount of revenue, if any, that we are able to obtain from any approved products, and the time and costs required to achieve those revenues;

•	the timing, scope and results of preclinical studies and clinical trials;

•	the size and complexity of our programs;

•	the time and costs involved in obtaining regulatory approvals;

•	the cost of launching our products;

•	the costs of commercializing our products, including marketing, promotional and sales costs;

•	the cost of manufacturing or obtaining preclinical, clinical and commercial materials;

•	our ability to establish and maintain corporate partnerships;

•	competing technological and market developments;

•	the costs involved in filing, prosecuting and enforcing patent claims; and

•	scientific progress in our research and development programs.

If additional funds are raised by issuing equity securities, our existing stockholders will experience dilution. There may be additional factors that could affect our need for additional financing. Many of these factors are not within our control.

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

In 2001, we received an issued patent from the U.S. Patent and Trademark Office for a method of using ranolazine sustained release formulations, including the formulation used in the MARISA and CARISA trials, for the treatment of chronic angina. In 2002, broadened issued claims in the United States were obtained covering a wider range of sustained release formulations. However, in general we cannot be certain that patents will issue from any of our pending or future patent applications, that any issued patent will not be lost through an interference or opposition proceeding, reexamination request, infringement litigation or otherwise, that any issued patent will be sufficient to protect our technology and investments, or that we will be able to obtain extensions of patents beyond the initial term.

Although United States patent applications are now published 18 months after their filing date, as provided by federal legislation enacted in 1999, this statutory change applies only to applications filed on or after November 29, 2000. Applications filed in the United States prior to this date are maintained in secrecy until a patent issues. As a result, we can never be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. There may be third party patents, patent applications, trademarks and other intellectual property relevant to our compounds, products, services and technology which are not known to us and that block or compete with our compounds, products, services or technology.

Competitors may have filed applications for, or may have received or in the future may receive, patents, trademarks and/or other proprietary rights relating to compounds, products, services or technology that block or compete with ours. We may have to participate in interference proceedings declared by the Patent and Trademark Office. These proceedings determine the priority of invention and, thus, the right to a patent for the technology in the United States. In addition, litigation may be necessary to enforce any patents or trademarks issued to us or to determine the scope and validity of the proprietary rights of third parties. Litigation and interference proceedings, even if they are successful, are expensive to pursue, and we could use a substantial amount of our limited financial resources in either case.

Just as it is important to protect our proprietary rights, we also must not infringe patents or trademarks issued to competitors that might cover technology used in our compounds, products, services or technology. If third parties own or have proprietary rights to technology or other intellectual property that we need in our product development and commercialization efforts, we will need to obtain a license to those rights. We cannot assure you that we will be able to obtain such licenses on economically reasonable terms. If we fail to obtain any necessary licenses, we may be unable to complete product development and commercialization.

We also rely on proprietary technology including trade secrets to develop and maintain our competitive position. Although we seek to protect all of our proprietary technology, in part by confidentiality agreements with employees, consultants, collaborators, advisors and corporate partners, these agreements may be breached. We cannot assure you that the parties to these agreements will not breach them or that these agreements will provide meaningful protection or adequate remedies in the event of unauthorized use or disclosure of our proprietary technology. In that event, we may not have adequate remedies to protect our proprietary technology including trade secrets. As a result, third parties may gain access to our trade secrets and other proprietary technology, or our trade secrets and other proprietary technology may become public. In addition, it is possible that our proprietary technology will otherwise become known or be discovered independently by our competitors.

Patent litigation is widespread in the biopharmaceutical industry. Although no third party has asserted a claim of infringement against us, we cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us with respect to our compounds, products, services, technology or other matters. If they do, we may not prevail and, as a result, may be subject to significant liabilities to third parties, may be required to license the disputed rights from the third parties or may be required to cease using the technology. We may not be able to obtain any necessary licenses on reasonable terms, if at all. Any such claims against us, with or without merit, as well as claims initiated by us against third parties, can be time-consuming and expensive to defend or prosecute.

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

For example, we have entered into agreements with third party manufacturers for clinical scale production of ranolazine’s active pharmaceutical ingredient and for ranolazine tableting, which we believe are sufficient to support the remainder of the clinical program to support filing of an NDA for ranolazine for chronic angina. In addition, we have entered into several other manufacturing agreements relating to ranolazine, including for commercial scale or scale-up of bulk active pharmaceutical ingredient, tableting, and supply of a raw material component of the product. However, the commercial launch of ranolazine is dependent on these third party arrangements, and could be affected by any delays or difficulties in performance. In addition, because we have used different manufacturers for elements of the ranolazine supply chain in different clinical trials and for potential commercial supply prior to FDA approval of ranolazine, in order to obtain marketing approval we will be required to demonstrate to the FDA’s satisfaction the bioequivalence or therapeutic equivalence of the multiple sources of ranolazine used in our clinical trials to the product to be commercially supplied. An unfavorable regulatory interpretation by the FDA could delay or prevent regulatory approval.

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

The growth of our business and our success depends in large part on our ability to attract and retain key management, research and development, sales and marketing and other operating and administrative personnel. We cannot assure you that we will be able to attract and retain the qualified personnel or develop the expertise in these areas as needed for our business. Our ability to attract and retain key employees in a competitive recruiting environment is dependent on our ability to offer competitive compensation packages, which typically include stock option grants. Current and proposed changes in laws, regulations, corporate governance standards, listing requirements and accounting treatments regarding stock options may limit or impair our ability to attract and retain key personnel. Although we have entered into executive severance agreements with certain executives, we have not entered into any employment agreements with key executives. The loss of the services of one or more members of these groups or the inability to attract and retain additional personnel and develop expertise as needed could limit our ability to develop and commercialize our existing drugs and future drug candidates. Such persons are in high demand and often receive competing employment offers.

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

Our research and development and manufacturing activities involve the controlled use of hazardous materials, including hazardous chemicals, radioactive materials and pathogens, and the generation of waste products. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. We may have to incur significant costs to comply with additional environmental and health and safety regulations in the future. Although we believe that our safety procedures for handling and disposing of hazardous materials comply in all material respects with regulatory requirements, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and may materially adversely affect our business, financial condition and results of operations. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future. There can also be no assurance that our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.

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

Our insurance policies are expensive and only protect us from some business risks, which will leave us exposed to significant, uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. For example, we do not carry earthquake insurance. In the event of a major earthquake in our region, our business could suffer significant and uninsured damage and loss. In addition, the premiums for our insurance policies have increased significantly in recent years. For example, we expect the premium for our directors’ and officers’ insurance policy to increase significantly this year. If insurance premiums continue to increase, we may not be able to maintain our current levels of insurance in the future. Any significant and uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

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

Within the last 12 months, our common stock has traded between $14.68 and $60.85. The market price of the shares of common stock for our company has been and may continue to be highly volatile. Announcements may have a significant impact on the market price of our common stock. These announcements may include:

•	results of our clinical trials and preclinical studies, or those of our corporate partners or our competitors;

•	achievement of other research or development milestones, such as completion of enrollment of a clinical trial or making a regulatory filing;

•	our operating results;

•	developments in our relationships with corporate partners;

•	developments affecting our corporate partners;

•	negative regulatory action or regulatory approval with respect to our new products or our competitors’ new products;

•	government regulations, reimbursement changes and governmental investigations or audits related to us or to our products;

•	developments related to our patents or other proprietary rights or those of our competitors;

•	changes in the position of securities analysts with respect to our stock;

•	operating results below the expectations of public market analysts and investors; and

•	market conditions for biopharmaceutical or biotechnology stocks in general.

In addition, if we fail to reach an important research, development or commercialization milestone or result by a publicly expected deadline, even if by only a small margin, there could be a significant impact on the market price of our common stock. For example, in January 2001, we announced that additional patients would need to be enrolled in our Phase III CARISA trial of ranolazine to meet a protocol requirement, thereby delaying completion of enrollment of the trial by a number of months. The price of our common stock decreased significantly after this announcement.

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

In February 1999, our board of directors adopted a stockholder rights plan and authorized executive severance benefit agreements for certain executives in the event of a change of control. We have subsequently entered into these severance agreements with these executives. The board of directors amended the stockholders rights plan in July 2000 to lower the triggering ownership percentage and increase the exercise price. Our rights plan and these agreements may delay or prevent a change in our current management team and may render more difficult an unsolicited merger or tender offer.

The following provisions of our Amended and Restated Certificate of Incorporation, as amended, and our by-laws, may have the effects of delaying or preventing a change in our current management and making the acquisition of our company by a third party more difficult: our board of directors is divided into three classes with approximately one third of the directors to be elected each year, necessitating the successful completion of two proxy contests in order for a change in control of the board to be effected; any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of the stockholders and may not be effected by a consent in writing; advance written notice is required for a stockholder to nominate a person for election to the board of directors and for a stockholder to present a proposal at any stockholder meeting; directors may be removed only for cause by a vote of a majority of the stockholders and vacancies on the board of directors may only be filled by a majority of the directors in office. In addition, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock without stockholders’ approval, which also could make it more difficult for stockholders to replace or remove our current management and for another company to acquire us.

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

Our indebtedness and debt service obligations may adversely affect our cash flow, cash position and stock price.

In March 2000, we sold $196.3 million aggregate principal amount of 4.75% convertible subordinated notes due in March 2007. Our annual debt service obligations on these notes are approximately $9.3 million per year in interest payments. We intend to fulfill our debt service obligations from our existing cash and investments. In the future, if we are unable to generate cash or raise additional cash through financings sufficient to meet these obligations and need to use existing cash or liquidate investments in order to fund these obligations, we may have to delay or curtail research and development programs.

The notes are convertible into shares of our common stock at a conversion price of $63.84 per share, subject to adjustment in certain circumstances. We have reserved 3,074,091 shares of authorized common stock for issuance upon conversion of the notes. If the notes are converted into shares of our common stock, our existing stockholders will experience immediate dilution and our common stock price may be subject to significant downward pressure. If the notes are not converted into shares of our common stock before the maturity date of the notes, we will have to pay the note holders the full aggregate principal amount of the notes then outstanding. Any such payment would have a material adverse effect on our cash position.

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

Item 3.    Market Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and marketable securities as “fixed-rate” if the rate of return on such instruments remains fixed over their term. These “fixed-rate” investments include U.S. government securities, commercial paper, asset backed securities, corporate bonds, and foreign bonds. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates. We classify our cash equivalents and marketable securities as “variable-rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These “variable-rate” investments primarily included money market accounts.

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

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and utilized, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating disclosure controls and procedures.

Within 90 days prior to the date of this report, our Chief Executive Officer and our Chief Financial Officer, with the participation of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Since the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number
10.65	CV Therapeutics, Inc. 2000 Nonstatutory Incentive Plan, as amended.

10.67	CV Therapeutics, Inc. Non-Employee Directors’ Stock Option Plan, as amended.

(b)	Reports on Form 8-K

CV Therapeutics filed current reports on Form 8-K with the Commission:

•	On July 19, 2002, with respect to a press release dated July 18, 2002 announcing the Registrant’s financial results for the fiscal quarter ended June 30, 2002.

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

•	On July 30, 2002, with respect to a press release dated July 29, 2002 announcing the Registrant’s plans to advance CVT-3146 into a Phase III clinical trial.

•	On August 9, 2002, with respect to the sale of 561,037 shares of Registrant’s common stock to Acqua Wellington North American Equities Fund, Ltd.

•
On August 14, 2002, with respect to the certifications required by 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, that the Registrant provided to the Securities and Exchange Commission in connection with the filing of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

•	On October 18, 2002, with respect to a press release dated October 17, 2002 announcing the Registrant’s financial results for the fiscal quarter ended September 30, 2002.

•
On October 23, 2002, with respect to a press release dated October 22, 2002 announcing that a Phase III clinical trial of tecadenoson (CVT-510) in patients with paroxysmal supraventricular tachycardia (PSVT), an abnormally rapid heart rhythm, met its primary endpoint, which was the conversion of PSVT to a normal, or sinus, heart rhythm without second or third degree atrio-ventricular block.

•	On November 1, 2002, with respect to the sale of 676,722 shares of the Registrant’s common stock to Acqua Wellington North American Equities Fund, Ltd.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CV THERAPEUTICS, INC.

Date:	November 14, 2002	By:	/s/ LOUIS G. LANGE, M.D., PH.D.
Louis G. Lange, M.D., Ph.D. Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2002	By:	/s/ DANIEL K. SPIEGELMAN
Daniel K. Spiegelman Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Louis G. Lange, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of CV Therapeutics, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/    LOUIS G. LANGE, M.D., PH.D.

Louis G. Lange, M.D., Ph.D.
Chief Executive Officer

I, Daniel K. Spiegelman, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of CV Therapeutics, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/    DANIEL K. SPIEGELMAN

Daniel K. Spiegelman
Chief Financial Officer