Form 10-K
period 2002-12-31
CV THERAPEUTICS INC
filed 2003-03-31
CIK 921506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $476,995,671 as of June 30, 2002.

The number of shares of Common Stock outstanding as of February 28, 2003 was 27,563,307.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement in connection with the Registrant’s 2003 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this report.

CV THERAPEUTICS, INC.

FORM 10-K

PART I

Item 1.    Business

Overview

CV Therapeutics, Inc., headquartered in Palo Alto, CA, is a biopharmaceutical company focused on the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. The Company, a pioneer in a new biomedical discipline called molecular cardiology, applies advances in molecular biology and genetics to identify new mechanisms of cardiovascular diseases and new targets for drug discovery.

Building on the experience and expertise of the Company’s scientific staff, we use molecular cardiology to focus our research and development efforts on molecular targets that can be identified as directly linked to potentially relevant physiological and clinical criteria such as alterations in blood pressure, heart rate or cardiac output that produce disease symptoms. We are building a pipeline of novel small molecule product candidates that are designed to offer improved efficacy or reduced side effects compared to existing therapies.

Our new drug application (NDA) for Ranexa™ (ranolazine) for the treatment of chronic angina has recently been filed by the United States Food and Drug Administration (FDA). Ranexa is the first in a new class of compounds that partially inhibit fatty acid oxidation (pFOX). If approved by the FDA, Ranexa would represent the first new class of anti-anginal therapy in the United States in more than 20 years. Tecadenoson (CVT-510), an A1-adenosine receptor agonist, is being developed for the potential reduction of rapid heart rate during atrial arrhythmias. CVT-3146, an A2A-adenosine receptor agonist, is being developed for the potential use as a pharmacologic agent in cardiac perfusion imaging studies. Adentri™, an A1-adenosine receptor antagonist, is being developed by our partner, Biogen, Inc., for the potential treatment of acute and chronic congestive heart failure (CHF). In addition, we have several research and preclinical development programs designed to bring additional drug candidates into human clinical testing.

Cardiovascular Disease Background

Despite the development during the past 25 years of significant new therapies for patients with cardiovascular disease, heart disease remains the leading cause of death in the United States, claiming almost 1,000,000 lives in 2000. Molecular cardiology is providing new insight into the mechanisms underlying cardiovascular diseases, thus creating the opportunity for improved therapies.

The cardiovascular system is comprised of the heart, the blood vessels, the kidneys and the lungs. Together, the components of the cardiovascular system deliver oxygen and other nutrients to the tissues of the body and remove waste products. The heart propels blood through a network of arteries and veins. The kidneys closely regulate the volume of blood in the body and the balance of chemicals, such as sodium, potassium and chloride, in the blood and the lungs put oxygen in the blood and remove carbon dioxide. To accomplish these tasks, the cardiovascular system must maintain adequate blood flow, or cardiac output. Cardiac output is determined by factors such as heart rate and blood pressure, which in turn are controlled by a variety of hormones such as adrenaline, angiotensin and adenosine. Any significant disruption of this system results in cardiovascular disease.

Cardiovascular diseases, including atherosclerosis (hardening of the arteries), hypertension (high blood pressure), ischemia (imbalance between oxygen demand and oxygen supply in the heart), and others, may cause permanent damage to the heart and blood vessels, leading to CHF, angina and myocardial infarction (heart attack). According to the American Heart Association’s 2003 Heart and Stroke Statistical Update, in the United States, there were 6.6 million patients with angina and 4.9 million patients with CHF. In 2000, there were 2.8 million hospital diagnoses of acute atrial arrhythmias in the United States. More than 20 years ago, drugs such as nitrates, beta-blockers, calcium channel blockers and angiotensin converting enzyme (ACE) inhibitors were developed to treat cardiovascular diseases. These drugs have contributed to an increase in the survival of patients who suffer from cardiovascular disease. However, these drugs also can cause a variety of undesirable side effects, including fatigue, depression, impotence, headaches, palpitations and edema. They may also be less effective in various groups of patients with cardiovascular disease.

Business Strategy

The key elements of our business strategy are as follows:

Identify and develop new drugs within a single therapeutic area—Cardiovascular disease

By focusing on one therapeutic area, cardiovascular disease, we believe that we can be relatively efficient in our drug discovery, development and commercialization efforts. Our concentrated focus on cardiovascular disease enhances our efforts in the following areas:

•	Research—focus is on the molecular mechanisms of the cardiovascular system;

•	Clinical investigators—investigators in one trial may be candidates for future trials;

•	Consultants—thought leaders are engaged for numerous internal programs;

•	Clinical expertise—key employees have treated, and some continue to treat, patients with cardiovascular disease;

•	Regulatory—interactions are primarily with a single FDA division; and

•	Sales and marketing efficiency—marketing and detailing may focus on the same cardiologists and other prescribing doctors.

Focus on small molecule drug candidates

Small molecule therapeutics can frequently be administered orally on an outpatient basis. By contrast, to date, “large molecule” therapeutics, such as proteins or monoclonal antibodies, can very rarely be formulated to accommodate oral outpatient administration. In addition, our emphasis on small molecule therapeutics means that our drug candidates can be produced by conventional pharmaceutical manufacturing methods, using the established production capabilities of the contract pharmaceutical manufacturing industry.

Commercialize products, in part, through a concentrated sales and marketing effort targeted to cardiologists

A focused commercialization effort can provide sales and marketing cost efficiencies. Patients that have severe cardiovascular conditions are often treated by cardiologists. In 2002, there were approximately 24,000 cardiologists in the United States. Cardiologists are often concentrated in metropolitan communities near major medical centers. We believe that this relatively small number of specialists is responsible for a significant portion of the patient visits associated with prescriptions written for important cardiovascular conditions such as angina. These market dynamics make it possible to market and sell our products with a focused commercialization effort.

Participate in the U.S. sales and marketing of at least some of the drugs we develop

In the biopharmaceutical industry, a substantial percentage of the profits generated from successful drug development are typically retained by the entity directly involved in the sales and marketing of the drug. Licensing our drug candidates to a third party who will complete development and provide sales and marketing resources in exchange for a sales royalty may reduce some of our risks. However, we believe that the risk-return tradeoff typically favors developing and then marketing and selling products ourselves. Therefore, a key element of our business strategy is to be involved, when practical, in the sales and marketing of our products in the United States. Though we may become involved in direct sales and marketing activities in other parts of the world, our initial direct efforts will be in the United States.

Product Portfolio

We have the following portfolio of product candidates:

Product	Target	Areas of Development	Development Status
Ranexa™ (ranolazine)	Fatty acid oxidation inhibition	Angina	NDA filed
Tecadenoson (CVT-510)	A1-adenosine receptor in the heart	Acute heart rate control during atrial arrhythmias-PSVT	Phase III
	A1-adenosine receptor in the heart	Acute heart rate control during atrial arrhythmias-atrial fibrillation	Phase II
CVT-3146	A2A-adenosine receptor in the heart	Cardiac imaging	Phase II
Adentri™	A1-adenosine receptor in the kidney	Congestive heart failure	Phase II
CVT-3619	A1-adenosine receptor in the heart	Chronic heart rate control during atrial arrhythmias	Preclinical
	A1-adenosine receptor in adipose (fat) tissue	Lipid metabolism	Preclinical
CVT-4325	Fatty acid oxidation inhibition	Angina/CHF	Preclinical
CVT-2584	Inhibition of cell cycle enzyme (CDK2)	Vascular stenosis	Preclinical
CVT-3634	A2B-adenosine receptor	Vascular disease	Preclinical
Cholesterol Transport	Tangier disease gene/HDL elevation	Atherosclerosis	Research

In the table, under the heading “Development Status,” NDA filed indicates that an NDA has been submitted to the FDA and has been accepted for review; Phase III indicates evaluation of clinical efficacy and safety within an expanded patient population at geographically dispersed clinical trial sites; Phase II indicates clinical safety testing, dosage testing and initial efficacy testing in healthy volunteers and/or a limited patient population; Phase I indicates initial clinical safety testing in healthy volunteers or a limited patient population, or studies directed toward understanding the mechanisms of the drug; Preclinical indicates lead compound selected for possible development based on predetermined criteria for toxicity, pharmacologic activity, potency, specificity and manufacturability; and Research indicates lead candidate being tested against predetermined criteria.

Ranexa™ (ranolazine)

Ranexa™ (ranolazine) is a novel small molecule for the potential treatment of angina. Preclinical research indicates that Ranexa causes a partial shift in the source of energy for the heart from fatty acid toward glucose, a more oxygen-efficient energy source. We are developing Ranexa for the potential treatment of angina because we believe Ranexa is safe and effective in treating angina and may reduce the frequency of painful angina attacks. In addition, unlike current anti-anginal medicines, Ranexa does not appear to produce clinically meaningful changes in blood pressure or heart rate, and as a result, Ranexa may provide significant benefits for some patients. We licensed exclusive rights to Ranexa in the United States and specified foreign territories for use in all cardiovascular indications, including angina, from Syntex (U.S.A.), Inc. in March 1996.

Chronic Angina

Chronic angina is a serious and debilitating heart condition, usually associated with coronary artery disease (CAD) and marked by repeated and sometimes unpredictable attacks of chest pain. The condition can significantly compromise patients’ lifestyles. As a result, patients often must limit their activities to avoid an attack.

Angina attacks occur when the heart does not receive sufficient oxygen to function effectively due to CAD, which is characterized by a buildup of fatty, cholesterol-containing plaques in coronary arteries. The accumulation of plaques in coronary arteries reduces the flow of oxygen-rich blood to the heart. When the blood supply to the heart is inadequate and cannot provide enough oxygen to meet the heart muscle’s demand, myocardial ischemia ensues and an angina attack may occur. Risk factors for the development of CAD, ischemia and chronic angina include high cholesterol, smoking, high blood pressure, diabetes, age, gender and family history.

Triggers of an angina attack include physical activity, stressful or emotional situations, eating, smoking and cold temperatures. When attacks occur, patients experience a wide range of physical symptoms, which can vary from person to person and from attack to attack. Some patients experience mild symptoms such as feeling faint and/or nauseous or breaking out in a cold sweat. Some patients experience severe pain or chest pressure. Still other patients describe attacks as a vise-like crushing or squeezing sensation behind the breastbone or sternum, which also may radiate to the jaw, teeth, shoulders or back.

Chronic angina is a growing health problem, affecting millions of people, generally over the age of 55. Annually, it costs the nation tens of billions of dollars in healthcare services and lost work. According to the American Heart Association’s 2003 Heart and Stroke Statistical Update, 6.6 million people in the U.S. live with chronic angina, with an additional 400,000 people newly diagnosed each year. The U.S. Census Bureau projects that the 55-plus age group—the group most at-risk for angina—will increase by 80 percent over the next 30 years.

Current Approaches to Chronic Angina Treatment

Currently available drugs to treat chronic angina include beta-blockers, calcium channel blockers and long-acting nitrates. These drugs decrease the heart’s demand for oxygen by reducing the work it performs, by lowering heart rate, blood pressure and/or the strength of the heart’s contraction. These hemodynamic effects can limit or prevent the use of currently available drugs in patients whose blood pressure or cardiac function is already decreased. These limiting effects can be particularly pronounced when these drugs are used in combination.

Despite the use of these therapies, about two-thirds of patients still have angina symptoms. Some patients on multiple drugs continue to experience on average two attacks per week. Additional adverse effects include lower extremity edema associated with calcium channel blockers, impotence and depression associated with beta-blockers, and headaches associated with nitrates. Consequently, for some patients and physicians, presently available medical treatment may not relieve angina without unacceptable effects.

Ranexa and pFOX Inhibition—A Potential New Approach

Cardiac metabolism is the process by which the heart extracts the energy it needs from fat or glucose by combining each with oxygen. Under normal conditions, cardiac metabolism uses both fat and glucose in a ratio of roughly 60% fat to 40% glucose. If fatty acid oxidation (combining fat and oxygen to make energy) is inhibited, then cardiac metabolism shifts to oxidize more glucose. Since the heart gets more energy from a unit of oxygen combined with glucose than it does from that same unit of oxygen combined with fat, shifting cardiac metabolism from fat to glucose should improve cardiac efficiency. However, a complete shift away from fatty acid oxidation could potentially lead to unwanted side effects. Consequently, only a partial inhibition of fatty acid oxidation is likely to be desirable.

Preclinical research indicates that Ranexa partially and reversibly inhibits fatty acid oxidation (pFOX). Because inhibition of fatty acid oxidation indirectly stimulates glucose oxidation, more energy is produced per unit of available oxygen, thereby increasing cardiac oxygen efficiency. Ranexa therefore may help correct the imbalance between oxygen demand and oxygen supply in the ischemic heart, by reducing oxygen demand without reducing cardiac work.

In our Phase III clinical trials of Ranexa, Ranexa did not produce clinically meaningful reductions in heart rate or blood pressure. Consequently, patients taking Ranexa may be able to maintain these hemodynamic measures at or near baseline levels, which they are unable to do if they take any of the currently available anti-anginal medications, alone or in combination.

Ranexa Development Status

Our Ranexa NDA seeking FDA approval for the treatment of chronic angina has recently been filed by the FDA. The NDA consists of more than 300,000 pages in over 1,100 volumes, and contains data from more than 3,300 angina patients and subjects, and from over 25,000 electrocardiograms. Our two Phase III trials of Ranexa, MARISA and CARISA, were randomized, double-blind, placebo controlled trials. MARISA evaluated Ranexa as monotherapy when used in patients who were not receiving other anti-anginal drugs. CARISA evaluated Ranexa when used in patients who were receiving either a beta-blocker or a calcium channel blocker. In both of these trials, Ranexa statistically significantly increased patients’ symptom-limited exercise duration at trough drug concentrations compared to placebo. This endpoint has historically been the primary efficacy endpoint for the evaluation of anti-anginal therapies that have been approved by the FDA. Additionally, in CARISA, Ranexa significantly reduced the frequency of angina attacks. In both of these trials, Ranexa had no clinically meaningful impact on heart rate or blood pressure, either at rest or following exercise. In these trials, the most common adverse events included dizziness, asthenia or weakness and nausea. Adverse event frequency increased as dose increased. In addition, small but statistically significant increases in QTc, an electrocardiographic measurement, were observed compared to placebo. While we believe that the safety and efficacy of Ranexa have been well characterized as part of our clinical development program, the final determination of the safety and efficacy of Ranexa will be made by the FDA. Ranexa has not been determined by the FDA or any other regulatory authorities to be safe or effective in humans for any use.

Commercialization of Ranexa

In May 1999, we entered into a sales and marketing agreement with Innovex, Inc., a subsidiary of Quintiles Transnational Corp. and a provider of sales and marketing services to the worldwide pharmaceutical industry. Under the agreement, if Ranexa is approved for sale in the United States by the FDA, Innovex is responsible for hiring and training a dedicated sales force for Ranexa, and assisting in funding marketing expenses for up to five years after launch. We will receive 100% of the revenues of Ranexa, and we will pay Innovex a fee equal to up to an average of 33% of our revenues related to the sale of Ranexa in the first two years of sales, which fee will decline to a maximum of 25% of revenues by the fourth and fifth years. Further, in exchange for giving us the option to retain this trained sales force at the end of the contract, we will pay Innovex a royalty on sales of 7% in the sixth and 4% in the seventh years after launch.

Tecadenoson (CVT-510)

We are developing tecadenoson (CVT-510) for the potential reduction of rapid heart rate during acute atrial arrhythmias. Atrial arrhythmias are abnormally rapid heart rates, and include the conditions of atrial fibrillation, atrial flutter and paroxysmal supraventricular tachycardias (PSVT). Tecadenoson is an A1-adenosine receptor agonist which may act selectively on the conduction system of the heart to slow electrical impulses. Tecadenoson may offer a new approach to rapid and sustained control of acute atrial arrhythmias by reducing heart rate without lowering blood pressure. We have completed a Phase III trial of tecadenoson in patients with PSVT and we have been conducting a Phase II development program aimed at identifying an appropriate commercial dosing regimen for tecadenoson in patients with atrial fibrillation and atrial flutter.

Acute Atrial Arrhythmias

Atrial arrhythmias occur when the atria of the heart beat rapidly, or uncontrollably, sending multiple electrical impulses to the ventricles of the heart. An excessive increase in ventricular rate reduces the heart’s cardiac output due to inadequate filling and emptying of the left ventricle. Potentially damaging consequences include low blood pressure and damage to the brain, heart and other vital organs; therefore, these rhythm disturbances often require immediate treatment. Prompt slowing of the heart rate is the goal of acute therapy. Because of the need to treat patients quickly, intravenous therapies allow for rapid stabilization of the patient while the underlying condition is diagnosed and treated.

Each year more than 2.8 million U.S. hospital admissions occur with patients who report symptoms such as palpitations, chest pain and/or shortness of breath caused by an atrial arrhythmia. Atrial arrhythmias can occur spontaneously or can arise following heart attacks, heart failure, cardiac surgery or other procedures that require opening the chest.

Cardiac Conduction System

During an atrial arrhythmia, the atria of the heart beat too rapidly, sending excessive electrical impulses to the ventricles of the heart. The electrical impulses, which initiate in the atria, reach the ventricles by passing through another set of specialized cells known as the atrio-ventricular (AV) node. It is this AV node which controls the rate of transmission of the electrical impulses to the ventricles. Since the rate at which electrical impulses pass through the AV node determines ventricular heart rate, slowing AV nodal transmission will result in a reduction in the ventricular heart rate. Since ventricular rate is a primary determinant of cardiac output, prompt slowing of rapid AV nodal conduction is one treatment approach to slowing the abnormally rapid heart rate of atrial arrhythmias.

Current Approaches to Acute Heart Rate Control During Atrial Arrhythmias

Current medical therapies for acute atrial arrhythmias, which include digoxin, calcium channel blockers, beta-blockers and Adenocard®, aim to slow the heart to a normal rate, but have significant limitations in the acute care setting. Digoxin is effective in controlling heart rate, but requires time to take effect. This is a significant negative feature in patients whose condition requires prompt heart rate control to restore normal cardiac output. Calcium channel blockers, beta-blockers and Adenocard® act quickly but reduce blood pressure and depress cardiac function. As a result, these drugs could potentially exacerbate the condition of patients already experiencing cardiac dysfunction as a complication of the arrhythmia. Furthermore, the effect of Adenocard® persists only for a few seconds, so this product is approved for conversion of PSVT to normal sinus rhythm but is not approved for treatment in patients with atrial fibrillation or flutter.

Potential Treatment by Tecadenoson

Tecadenoson is designed to selectively stimulate the A1-adenosine receptor. Stimulation of the A1-adenosine receptor in the AV node slows the speed of electrical conduction across the AV node, which in turn reduces the number of electrical impulses that reach the ventricle. Stimulation of the A2-adenosine receptor may lower blood pressure. Since tecadenoson is designed to selectively stimulate the A1-adenosine receptor without significantly stimulating the A2-adenosine receptor, it may be possible to use tecadenoson to intervene quickly in the arrhythmia process without unwanted blood pressure reductions. Tecadenoson may offer cardiac patients and clinicians with an alternative to current therapies that are either relatively slow to act or that reduce blood pressure.

Tecadenoson Development Status

In November 2002, at the Late Breaking Clinical Trial Sessions of the American Heart Association Scientific Sessions 2002, we announced results from TEMPEST (Trial to Evaluate the Management of PSVT during Electrophysiologic Study with Tecadenoson). In this Phase III trial, all five dosing regimens of tecadenoson converted patients with PSVT back into a normal heart rhythm (p<0.0005 vs. placebo). The most frequent adverse symptom was paresthesia, a tingly sensation. Other less frequent adverse symptoms included flushing, tachycardia, headache and dyspnea. There was no apparent dose-dependent increase in any adverse symptom following administration of tecadenoson. As expected, based on the pharmacology of the study drug, dose-dependent, transient and clinically insignificant AV block was observed shortly after conversion across the highest three doses of tecadenoson. Hemodynamic parameters such as blood pressure and heart rate were not adversely affected by tecadenoson.

In an earlier open-label, dose ranging Phase II clinical trial in patients with atrial fibrillation or flutter, tecadenoson consistently reduced heart rate from baseline (p<0.05) without clinically meaningful changes in blood pressure. We have been conducting a Phase II development program aimed at identifying an appropriate commercial dosing regimen for tecadenoson in individuals with atrial fibrillation and atrial flutter. Tecadenoson has not been determined by the FDA or any other regulatory authorities to be safe or effective in humans for any use.

CVT-3146

We are developing CVT-3146 for the potential use as a pharmacologic agent in cardiac perfusion imaging studies. Cardiac perfusion imaging studies offer physicians a non-invasive tool to identify areas of poor blood flow to the heart muscle, which may be caused by coronary blockages. Some of these studies identify areas of limited blood flow by administering pharmacologic agents that increase blood flow in normal coronary arteries much more than in diseased arteries. CVT-3146 is an A2A-adenosine receptor agonist which may act selectively on the heart to cause coronary vasodilation and thus increase coronary blood flow. Therefore, CVT-3146 may provide doctors with an alternative pharmacologic agent for cardiac perfusion imaging studies that may have fewer unwanted side effects. We have entered into a collaboration with Fujisawa Healthcare, Inc. to develop and market CVT-3146 in North America.

Cardiac Perfusion Imaging Studies

During cardiac perfusion imaging studies, two sets of images of the heart are obtained, one following exercise, the other at rest. Patients begin the procedure by exercising on a treadmill. When they reach their maximum level of exercise, a small amount of radiotracer is injected into the bloodstream. The radiotracer mixes with the blood and is taken up by the heart muscle cells. The patient then lies under a camera that can visualize the radiotracer and produce images of the areas of the heart where the radiotracer has been taken up. Rest images are taken several hours later.

By comparing images taken during exercise (stress) to images at rest, physicians can identify areas of the heart with insufficient blood flow, indicating potentially narrowed or blocked coronary arteries requiring further medical attention. For example, if the test shows a normal image at rest but not at exercise, the heart is ischemic during stress because it is not getting enough blood when it must work harder.

In cases where the patient cannot exercise on the treadmill, the patient typically receives a pharmacologic agent that simulates the conditions of treadmill exercise test on the heart. Approximately 2.9 million patients a year, more than a third of those needing these imaging tests, require a pharmacologic agent to generate maximum coronary blood flow, because peripheral vascular disease, arthritis or other limiting medical conditions prevent them from exercising on the treadmill.

Current Approaches to Increasing Coronary Blood Flow During Cardiac Imaging Studies

Current pharmacologic agents used in cardiac imaging testing include dipyridamole and Adenoscan®, the brand name for adenosine. These agents are administered to patients intravenously with an infusion pump. Adenoscan® is the naturally occurring agent that causes coronary vasodilation and has a short half-life. However, because Adenoscan® activates all four adenosine receptor subtypes, it can cause unwanted side effects including flushing, dyspnea and headache, and it should not be used in asthma patients. Another current cardiac imaging agent, dipyridamole, acts by increasing adenosine levels and has a longer half-life. Patients must be closely monitored after administration of dipyridamole, and the most prevalent side effects include chest pain, headache and dizziness in patients.

Potential Treatment by CVT-3146

CVT-3146 is a selective A2A-adenosine receptor agonist, which is designed to act on the coronary arteries to cause coronary vasodilation and thereby increase coronary blood flow. By selective stimulation of the A2A-adenosine receptor, CVT-3146 may avoid unwanted effects such as reduced heart rate, heart block and bronchoconstriction, which may occur when other adenosine receptor sub-types are stimulated. CVT-3146 may dilate coronary arteries at doses which do not dilate other arteries, thereby possibly avoiding major and sustained decreases in blood pressure (hypotension). Since CVT-3146 can be administered as a bolus, an infusion pump may not be needed. This potentially can make it easier and faster to administer the pharmacologic agent and perform the imaging test.

CVT-3146 Development Status

In November 2002, at the annual meeting of the American Heart Association, we announced results from a Phase II trial in which CVT-3146 produced a dose dependent increase in coronary blood flow velocity. This open label study was designed to evaluate the effect of a single rapid intravenous bolus of CVT-3146 on coronary blood flow velocity at various doses. At all doses studied, CVT-3146 caused a rapid increase in coronary blood flow velocity that was at or near peak within 30-40 seconds. We have identified doses of intravenous CVT-3146 that caused a maximal response that was similar to that caused by intracoronary adenosine. CVT-3146 was generally well-tolerated, and drug-related adverse events, including chest discomfort, increased heart rate, hypotension, flushing and shortness of breath, were mild and self-limited. In this trial, CVT-3146 achieved CV Therapeutics’ target profile for coronary blood flow increase for a potential pharmacologic stress agent. Based on the results of this Phase II study, we plan to advance CVT-3146 into a Phase III clinical trial. CVT-3146 has not been determined by the FDA or any other regulatory authorities to be safe or effective in humans for any use.

Adentri™ Program

Patients with CHF have limited heart pumping function, and the corresponding reduction in blood flow impairs the kidney’s ability to clear fluid wastes from the body. Current therapies for CHF tend to negatively impact other activities of the kidneys. Preclinical and clinical trials indicate that A1-adenosine receptor antagonists may increase the kidney’s ability to clear fluid wastes without decreasing other functions of the kidneys. Thus, we believe that A1-adenosine receptor antagonists have the potential to be a new therapy for the treatment of CHF.

In March 1997, we licensed the rights to our A1-adenosine receptor antagonist technology, patents and compounds (including CVT-124) to Biogen, Inc. Biogen’s efforts in this area are referred to as the Adentri™ program. As a result of the agreements we signed, Biogen has an exclusive worldwide license to develop, manufacture and commercialize any A1-adenosine receptor antagonists developed either by Biogen or us based on our patents or our technology. Under the license, Biogen is responsible for funding all development and commercialization expenses related to the Adentri program.

Biogen has conducted Phase I and Phase II studies of BG9928, a backup licensed compound, in both oral and intravenous formulations for the potential treatment of acute and chronic CHF.

Congestive Heart Failure

CHF occurs when the heart muscle is weakened by disease so it cannot adequately pump blood throughout the body. As a result of this pump failure, fluid accumulates throughout the body, including in the lungs. This results in shortness of breath. Fluid also accumulates in the body because of adaptations by the kidneys during CHF.

According to the AHA’s 2003 Heart and Stroke Statistical Update, approximately 4.9 million people in the United States suffered from CHF and an estimated 550,000 new cases arise each year. Almost one million patients in 2000 were hospitalized in the United States with a primary diagnosis of CHF.

Current Approaches to Treating Congestive Heart Failure

Many current treatments for CHF are designed to improve the pumping function of the heart, and involve the administration of diuretics to eliminate excess sodium and water from the body by blocking reabsorption in the kidneys. However, approximately one quarter of hospitalized CHF patients eventually become resistant to current intravenous diuretic therapies such as furosemide, thiazides and spironolactone. The dosage of the most commonly prescribed diuretics for CHF are often increased as the disease progresses. One potential side effect of such dosage increases is potassium loss, which may lead to an increased incidence of cardiac arrhythmias if potassium is not monitored and replaced. A decline in kidney function may also result. Furosemide, which is currently the most commonly used treatment for fluid overload caused by CHF, has been shown in prior trials to be associated with a reduction in the filtration function of the kidneys.

Potential Treatment by A1-Adenosine Receptor Antagonists

A1-adenosine receptor antagonists block the action of the A1-adenosine receptors. Since the A1-adenosine receptor plays an important role in causing the kidneys to retain sodium and fluids, blocking the action of this receptor may reduce the amount of fluid that the kidneys retain. In addition, clinical trials to date indicate that A1-adenosine receptor antagonists may be able to treat fluid overload without an associated reduction in the filtration function of the kidneys.

Adentri Development Status

Biogen has conducted Phase I and Phase II studies of BG9928, a backup licensed compound, in both oral and intravenous formulations for the potential treatment of acute and chronic CHF. Under the Adentri program to date, no licensed compound has been determined by the FDA or any other regulatory authorities to be safe or effective in humans for any use.

Preclinical Pipeline

Our research and development team is creating new product opportunities through our expertise in molecular cardiology. We have preclinical research programs in the areas of:

•	Adenosine Receptor Research
-	Cardiac Conduction
-	Vascular Disease
-	Lipid Metabolism

•	Cardiac Metabolism
-	Cardiac energetics

•	Atherosclerosis
-	Increase HDL, “the good cholesterol”

•	Vascular Stenosis

•	Cardiovascular Genomics

Adenosine Receptor Research

Adenosine is a naturally occurring small molecule that elicits pharmacological responses that tend to compensate for the imbalance in oxygen supply relative to demand that occurs when blood vessels are partially blocked by cardiovascular disease. We continue to explore the biology of adenosine through selective activation or inhibition of its four receptor subtypes, A1, A2A, A2B and A3. Our adenosine receptor research program has discovered proprietary compounds that selectively elicit the desired effects of adenosine receptor stimulation for the treatment of certain electrical conductance disturbances, such as atrial arrhythmias, and regulate the mechanisms of new blood vessel growth, or angiogenesis.

- Cardiac Conduction

Electrical impulses within the heart muscle play a key role in causing the heart muscle to sequentially expand and then contract, which is required for the heart to pump blood throughout the body in a controlled rhythm. Failure of this electrical system to function properly will result in a poorly pumping heart, such as in atrial arrhythmias.

We have discovered a series of novel, proprietary, orally bio-available partial A1-adenosine receptor agonists, including CVT-3619, that selectively slow the electrical conductance in the heart to adjust the rate of a beating heart into the normal range. These compounds are similar to tecadenoson (which is being developed for the acute care of atrial arrhythmias), and are targeted for the continued care of patients with chronic atrial arrhythmias.

- Vascular Disease

Our scientists have led the effort to fully characterize the role of adenosine in the initiation, maintenance, and growth of new vessels in vascular beds that are deprived of oxygen due to cardiovascular disease. We have discovered the receptor that is responsible for regulation of the proteins such as vascular endothelial growth factor and fibroblast growth factor, and have discovered small molecule antagonists of this process. The goal of these programs, which includes compounds such as CVT-3634, is to harness this naturally occurring process for the potential treatment of peripheral vascular disease or aberrant angiogenesis that causes diabetic eye conditions such as retinopathy and macular degeneration.

- Lipid Metabolism

High levels of plasma free fatty acid are often associated with high triglyceride levels, insulin resistance and diabetes, which are three important cardiovascular risk factors. Adenosine receptor stimulation in fat cells is known to decrease free fatty acids and the subsequent production of triglycerides. We have discovered compounds, such as CVT-3619, that positively regulate lipid metabolism to reduce these potentially harmful metabolic intermediates. The goal of the adenosine receptor research of lipid metabolism is to develop novel, orally bioavailable compounds that reduce free fatty acid and triglyceride levels and increase insulin sensitivity.

Cardiac Metabolism

In order for the heart to adequately pump blood, fuel (in the form of fatty acids and glucose) is metabolized with oxygen to yield ATP (a key molecule involved in the expenditure of cellular energy). When oxygen is in limited supply, for example when the vessels that feed the heart are blocked from coronary artery disease, a compound that partially inhibits fatty acid oxidation (pFOX), could be beneficial, because the heart gets more energy from a unit of oxygen combined with glucose than it does from the same unit of oxygen combined with fat.

The goals of our cardiac metabolism program are to further characterize the therapeutic potential of ranolazine in the treatment of indications other than angina, and to discover new, proprietary second generation pFOX products. For example, in a preclinical model of congestive heart failure, ranolazine increased work output by the heart without increasing the consumption of oxygen. In other words, cardiac performance and cardiac efficiency were improved. We have also discovered several novel, proprietary compounds, including CVT-4325, that are potential second generation pFOX compounds.

Atherosclerosis

The goal of our HDL drug discovery program is to study the ways in which the body removes excess cholesterol from the walls of blood vessels, in an effort to prevent or reverse the buildup of arterial plaques that cause heart attacks. Roughly half of heart attacks occur in patients with low levels of high density lipoproteins (HDL), known as the “good” form of cholesterol. Patients with the genetic disorder called Tangier disease have virtually no HDL in their blood, and are at a greatly increased risk for developing cardiovascular disease. Our scientists have used a new strategy combining gene expression microarrays and biochemical techniques to identify the gene that is defective in patients with Tangier disease. We have targeted this gene as part of a drug discovery program to identify novel, proprietary compounds that may increase reverse cholesterol transport and thus the amount of HDL in the blood.

Vascular Stenosis

The goal of our cell cycle inhibition program is to develop new therapeutics that suppress abnormal cellular proliferation. Excessive proliferation of cardiovascular connective tissue cells or vascular smooth muscle cells causes the scarring and loss of function that is characteristic of chronic diseases of the heart, blood vessels and kidneys. As part of our drug discovery strategy, we have focused upon enzymes called cell cycle enzymes that regulate cellular growth and development. CVT-2584 is one of a series of novel compounds that selectively inhibit CDK2, a critical cell cycle enzyme. Preclinical studies with CVT-2584 have shown a substantial reduction of blockages after vascular injury.

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

Collaborations and Licenses

We have established, and intend to continue to establish, strategic partnerships to potentially expedite the development and commercialization of our drug candidates. In addition, we have licensed chemical compounds from academic collaborators and other companies. Our key collaborations and licenses currently in effect include:

University of Florida Research Foundation

In June 1994, we entered into a license agreement with the University of Florida Research Foundation, Inc. under which we received exclusive worldwide rights to develop A1-adenosine receptor antagonists and agonists for the detection, prevention and treatment of human and animal diseases. In consideration for the license, we paid an initial license fee and are obligated to pay royalties based on net sales of products that utilize the licensed technology. Under this agreement, we must exercise commercially reasonable efforts to develop and commercialize one or more products covered by the licensed technology. In the event we fail to reach certain milestones under the agreement, the licensor may convert the exclusive license into a non-exclusive license. In March 1997, we sublicensed our rights under this license that relate to A1-adenosine receptor antagonists to Biogen.

Syntex

In March 1996, we entered into a license agreement with Syntex (U.S.A.) Inc. to obtain United States and foreign patent rights to Ranexa for the treatment of angina and other cardiovascular indications. Syntex provided initial quantities of the compound for use in clinical trials and related development activities. The license agreement is exclusive and worldwide except for the following countries which Syntex has licensed exclusively to Kissei Pharmaceuticals, Ltd. of Japan: Japan, Korea, China, Taiwan, Hong Kong, the Philippines, Indonesia, Singapore, Thailand, Malaysia, Vietnam, Myanmar, Laos, Cambodia and Brunei.

Under our license agreement, we paid an initial license fee, and are obligated to make certain milestone payments to Syntex, upon receipt of the first and second product approvals for Ranexa in any of certain major market countries (consisting of France, Germany, Italy, the United States and the United Kingdom). Unless the agreement is terminated, in connection with the first such product approval, we will pay Syntex, on or before March 31, 2005, $7.0 million plus interest accrued thereon from May 1, 2002, until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries occurs before May 1, 2004, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from the date of approval until the date of payment, and if the second such product approval occurs after May 1, 2004, but before March 31, 2006, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from May 1, 2004, until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries has not occurred by March 31, 2006, we will pay Syntex $3.0 million on or before March 31, 2006, and if we receive the second product approval after March 31, 2006, we will pay Syntex $4.0 million within thirty (30) days after the date of such second product approval. No amounts have been accrued to date in relation to these milestones. In addition, we will make royalty payments based on net sales of products that utilize the licensed technology. We are required to use commercially reasonable efforts to develop and commercialize the product for angina.

We or Syntex may terminate the license agreement for material uncured breach, and we have the right to terminate the license agreement at any time on 120 days written notice if we decide not to continue to develop and commercialize Ranexa.

Biogen

In March 1997, we entered into research collaboration and license agreements with Biogen which grant Biogen the exclusive worldwide right to develop and commercialize any products which are produced based on our A1-adenosine receptor antagonist patents or technologies (including our rights under the University of Florida Research Foundation license) for all indications. Biogen’s efforts in this area are referred to as the Adentri™ program. In February 2000, based on results of a Phase II clinical trial, Biogen announced its intention to continue with the Adentri™ program, but with a backup licensed compound. Biogen owes certain milestone payments in connection with development and commercialization of licensed products, and is obligated to pay royalties on any sales of products covered by the agreements. Biogen has control and responsibility for conducting, funding and pursuing all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of A1-adenosine receptor antagonist products under the agreements.

Biogen may terminate the agreements for any reason upon 60 days written notice. If Biogen terminates the agreements, all rights to the technology we licensed to Biogen will revert to us. In addition, we will receive a non-exclusive license to certain technology of Biogen, and we will owe Biogen a royalty on future sales of any A1-adenosine receptor antagonist products under the agreements.

Innovex

In May 1999, we entered into a sales and marketing services agreement with Innovex, a subsidiary of Quintiles Transnational Corp. Under this agreement, if Ranexa is approved for sale in the United States by the FDA, Innovex is responsible for hiring and training a dedicated sales force for Ranexa, and assisting in funding marketing expenses for up to five years after launch. We will receive 100% of the revenues from sales of Ranexa and we will pay Innovex a share of those revenues.

The agreement calls for Innovex to conduct pre-launch activities, hire and train a dedicated cardiology sales force to launch and promote Ranexa, and provide post-launch marketing and sales services. To fund pre-launch activities, Quintiles will provide a $10 million credit facility at the time we file with the FDA for approval. We are required to spend a minimum of $10 million on Ranexa pre-launch marketing activities so long as Quintiles provides advances under the credit facility. Upon FDA approval, Quintiles will make a $10 million milestone payment to us, which we are obligated to use to repay any amounts outstanding under the credit facility. Should we file for FDA approval and draw down the credit facility, but never receive FDA approval, we are obligated to repay the loan within 10 years of the date we received the loan.

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

In exchange for providing these sales and marketing services, Innovex will receive a fee equal to up to an average of 33% of our revenues related to the sale of Ranexa in the first two years of sales, up to 30% of revenues for the third year and up to 25% of revenues in years four and five. Also, for giving us the option to retain this trained sales force at the end of the contract, Innovex will receive a royalty on sales of 7% in the sixth year and 4% in the seventh year after launch of Ranexa.

We or Innovex may terminate the agreement in the event of material uncured breach, bankruptcy or insolvency, our decision to not file an NDA for Ranexa or to terminate development of the product, notice from the United States Food and Drug Administration that it will not approve the product for marketing, or failure to achieve certain minimum sales levels. In addition, we or Innovex (subject to certain notice and response provisions) may terminate the agreement if product launch will not occur by a specific date. The agreement will terminate automatically if we no longer retain our license rights to Ranexa.

Fujisawa Healthcare

In July 2000, we entered into a collaboration with Fujisawa Healthcare, Inc. (FHI) to develop and market second generation pharmacologic cardiac stress agents. Under this agreement, FHI received exclusive North American rights to CVT-3146, a short acting selective A2A-adenosine receptor agonist, and to a backup compound. We received $10.0 million from FHI consisting of a $6.0 million up-front payment, which will be recognized as revenue over the expected term of the agreement, and $4.0 million for the sale of 54,270 shares of our common stock. In September 2001, based on initiating a Phase II clinical trial for CVT-3146, FHI paid us a $2.0 million milestone payment. We may receive up to an additional $22.0 million in cash based on development and regulatory milestones such as initiation of clinical studies and certain regulatory filings and approval. FHI reimburses us for 75% of the development costs, and if the product is approved by the FDA, we will receive a royalty based on product sales of CVT-3146 and may receive a royalty on another product sold by FHI.

FHI may terminate the agreement for any reason on 90 days written notice, and we may terminate the agreement if FHI fails to launch a product within a specified period after marketing approval. In addition, we or FHI may terminate the agreement in the event of material uncured breach, or bankruptcy or insolvency.

Marketing and Sales

We currently have no sales or distribution capabilities of our own, and have only limited marketing capabilities. We may promote our products in collaboration with marketing partners or rely on relationships with one or more companies with established distribution systems and direct sales forces. For example, under our sales and marketing agreement with Innovex, they will provide a dedicated sales force for Ranexa and will assist in funding certain marketing expenses, if Ranexa is approved by the FDA. FHI has agreed to market and sell

CVT-3146 in North America, if approved by regulatory authorities. For our other products, and for Ranexa at the end of the term of our agreement with Innovex, we may elect to establish our own specialized sales force and marketing organization to market our products to cardiologists.

Manufacturing

We do not currently operate manufacturing facilities for clinical or commercial production of our products under development. We have no experience in manufacturing and currently lack the resources or capability to manufacture any of our products on a clinical or commercial scale. As a result, we are dependent on corporate partners, licensees or other third parties for the manufacturing of clinical and commercial scale quantities of our products. We do have experience in the transfer of manufacturing-related technology from discovery to scale-up manufacturing facilities.

We have entered into several agreements with third party manufacturers relating to Ranexa, including for commercial scale or scale-up of bulk active pharmaceutical ingredient, tableting, packaging and supply of a raw material component of the product. However, the commercial launch of Ranexa is dependent on these third party arrangements, and could be affected by any delays or difficulties in performance.

Patents and Proprietary Technology

Patents and other proprietary rights are important to our business. Our policy is to file patent applications in the United States and internationally in order to protect our technology, including inventions and improvements to inventions that are commercially important to the development of our products. The evaluation of the patentability of United States and foreign patent applications can take several years to complete and can entail considerable expense.

We own multiple patents issued by and/or patent applications pending with the United States Patent and Trademark Office (US PTO) and foreign patent authorities relating to our technology, including related to our clinical programs, Ranexa, tecadenoson and CVT-3146. We also have a license from Syntex (U.S.A.) Inc. in specified territories, which gives us exclusive rights to specified patents issued by the US PTO and foreign patent authorities related to Ranexa for use in developing and commercializing Ranexa for cardiovascular indications. The United States composition of matter patent relating to Ranexa will expire in 2003 unless we are granted an extension based upon the Hatch-Waxman Act, which we anticipate would extend the patent protection for an additional five years. In addition, we have received issued patents from the US PTO claiming methods of using various pharmaceutical dosage forms and sustained release formulations of ranolazine (including the formulation tested in the MARISA and CARISA trials) for the treatment of chronic angina. These patents expire in 2019.

In addition, we have acquired from the University of Florida Research Foundation, Inc., and in turn have granted to Biogen, an exclusive worldwide license to issued patents and pending patent applications relating to A1-adenosine receptor antagonists. Our exclusive worldwide license from the University of Florida Research Foundation, Inc. also covers certain patents claiming A1-adenosine receptor agonists.

Government Regulation

FDA Requirements for Drug Compounds

The research, testing, manufacture and marketing of drug products are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, manufacture, testing, storage, recordkeeping, labeling, marketing, promotion and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to a variety of administrative or judicially imposed sanctions.

The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include preclinical laboratory testing and formulation studies, the submission to the FDA of an Investigational New Drug Application (IND), which must become effective before clinical testing may commence in the United States, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which it is being tested.

Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. The conduct of the preclinical tests and formulation of the product for testing must comply with federal regulations and requirements. Results of preclinical testing are submitted to the FDA as part of an IND.

A 30-day waiting period after the filing of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not raised objections during this 30-day period, clinical studies may be initiated under the IND. In addition, the FDA may, at any time, impose a clinical hold on clinical studies. If the FDA imposes a clinical hold, clinical studies cannot be initiated or continue without FDA authorization and then only under terms the FDA authorizes. In some instances, the IND application process can result in substantial delay and expense.

Clinical studies involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of qualified investigators. Clinical studies must be conducted in compliance with federal regulations and requirements, under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. For clinical studies conducted in the United States, a study protocol must be submitted to the FDA as part of the IND. The study protocol and informed consent information for patients participating in clinical studies must also be approved by the institutional review board for each institution where the studies will be conducted.

Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacologic effects and safety, including side effects associated with increasing doses. Phase II usually involves trials in a limited patient population to determine dose tolerance and the optimal dosage regimen, identify potential adverse effects and safety risks, and provide preliminary support for the efficacy of the drug for the indication being studied.

If a product appears to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. There can be no assurance that Phase I, Phase II or Phase III testing of our product candidates will be completed successfully within any specified time period, if at all.

After completion of the required clinical testing, a marketing application called a New Drug Application (NDA) is generally prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of extensive clinical and preclinical testing and the compilation of data relating to the product’s chemistry, manufacture and testing.

Under federal regulations, the FDA has 60 days from its receipt of the NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination of whether the application is adequate to undertake review. Additional time may pass before the FDA formally notifies the sponsor whether the application will be reviewed. Once the submission is accepted for filing and review, the FDA conducts an in-depth review of the NDA. As part of its review process, the FDA usually requests additional information and/or clarification regarding information already provided in the submission. Under federal regulations, such requests can significantly extend the review period for the NDA, particularly if the FDA requests additional information and/or clarification that is not readily available to the applicant, or requires additional studies or other time-consuming responses to requests. During the later stages of the review process, the FDA may refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of any of its advisory committees.

If FDA evaluations of the NDA and the manufacturing facilities for a product are favorable, any FDA approval of a product is usually subject to a number of conditions that must be met in order to maintain approval of the NDA. For example, as a condition of NDA approval, the FDA may require extensive postmarketing testing and surveillance to monitor the product’s safety or efficacy, or impose other conditions. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or safety concerns arise.

The FDA may decide not to approve an NDA for a new product for a wide variety of reasons, including, without limitation, failure to demonstrate adequate product safety and/or efficacy. In such circumstances the FDA would typically require additional testing or information in order to satisfy the regulatory criteria for approval.

Foreign Regulation of Drug Compounds

In countries outside the United States, approval of a product by foreign regulatory authorities is typically required prior to the commencement of marketing of the product in those countries, whether or not FDA approval has been obtained. The approval procedure varies among countries and can involve additional testing. The time required may differ from that required for FDA approval. In general, the countries outside the U.S. have their own procedures and requirements, many of which are burdensome, time-consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed.

In Europe, marketing authorizations are generally submitted at a centralized level or a national level. The centralized procedure provides for marketing authorization throughout the European Union member states. In addition, a mutual recognition procedure is available which can result in approval of a product at a national level. If we decide to pursue European approval for our product candidates, we will choose an appropriate route of regulatory filing. There can be no assurance that the chosen regulatory strategy will secure regulatory approvals on a timely basis or at all.

Hazardous Materials

Our research and development processes and manufacturing activities involve the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposing of hazardous materials and waste products.

Competition

The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid and significant technological change. If regulatory approvals are received, Ranexa may compete with several classes of existing drugs for the treatment of angina, some of which include calcium channel blockers, beta-blockers and long-acting nitrates, which are available in inexpensive generic forms. Surgical treatments such as coronary artery bypass grafting and percutaneous transluminal coronary angioplasty can be another option for angina patients. In addition, we are aware of companies that are developing products that may compete with our other drug candidates.

We believe that the principal competitive factors in the potential markets for Ranexa, tecadenoson, CVT-3146 and Adentri™ will include:

•	the length of time to regulatory approval;

•	approved product labeling;

•	product performance;

•	product price;

•	product supply;

•	formulary acceptance;

•	marketing and sales resources and capabilities; and

•	enforceability of patent and other proprietary rights.

We believe that we and our collaborative partners are or will be competitive with respect to these factors. Nonetheless, because our products are still under development, our relative competitive position in the future is difficult to predict.

Employees

As of January 31, 2003, we employed 205 individuals full-time, including 53 who hold doctoral degrees. Of our full-time work force, 156 employees are engaged in or directly support research and development activities and 49 are engaged in business development, finance and administrative activities. Our employees are not represented by a collective bargaining agreement. We believe that our relations with our employees are good.

Risk Factors

Our product candidates will take at least several years to develop, and we cannot assure you that we will successfully develop, market and manufacture these products.

Since our inception in 1990, we have dedicated substantially all of our resources to research and development. We do not have any marketed products, and we have not generated any product revenue. Because none of our potential products have been approved by any regulatory authorities, we have not generated any product revenues to date, and do not expect to generate any product revenues until we receive marketing approval and launch one of our products, if at all.

We have applied for our first product approval in the United States, but we have not received any product approvals in the United States for the commercial sale of any of our products. We have not applied for or received any regulatory approvals in any foreign jurisdiction for the commercial sale of any of our products. All of our product candidates are either in clinical trials under an Investigational New Drug application, or IND, or applicable foreign regulatory authority submission, or are in preclinical research and development. We have submitted a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, for Ranexa TM (ranolazine) for the potential treatment of chronic angina, but we have not submitted any other NDAs or/any equivalent application to any other foreign regulatory authorities for any of our product candidates. None of our products have been determined to be safe or effective in humans for their intended uses.

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

Drug discovery methods based upon molecular cardiology are relatively new. We cannot be certain that these methods will lead to commercially viable pharmaceutical products. In addition, some of our compounds within our adenosine receptor research, metabolism, atherosclerosis and vascular stenosis programs are in the early stages of research and development. We have not submitted IND applications or commenced clinical trials for these new compounds. We cannot be certain when these clinical trials will commence, if at all. Because these compounds are in the early stages of product development, we could abandon further development efforts before they reach clinical trials.

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

Many factors could delay completion of our clinical trials, including without limitation:

•	slower than anticipated patient enrollment;

•	difficulty in obtaining sufficient supplies of clinical trial materials; and

•	adverse events occurring during the clinical trials.

In addition, data obtained from preclinical and clinical activities are susceptible to different interpretations, which could delay, limit or prevent regulatory approval of our products. For example, some drugs that prolong the electrocardiographic QT interval carry an increased risk of serious cardiac rhythm disturbances, or arrhythmias, while other drugs that prolong the QT interval do not carry an increased risk of arrhythmias. Small but statistically significant increases in the QT interval were observed in clinical trials of Ranexa. However, other clinical and preclinical data do not suggest that Ranexa significantly pre-disposes patients to arrhythmias. Regulatory authorities such as the FDA may interpret these data differently, which could delay, limit or prevent regulatory approval of Ranexa.

Delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and/or studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and/or the emergence of new information regarding our products or other products. For example, the initial clinical trials with Ranexa used an immediate release formulation of Ranexa, while a sustained release formulation, which is the formulation intended for commercial use, was used in the Phase III MARISA and CARISA trials and most other clinical trials conducted after 1997. Consequently, the NDA for Ranexa will contain data from trials using two different formulations, which is subject to interpretation by the FDA. An unfavorable interpretation of these combined data could delay or prevent regulatory approval. Similarly, as a routine part of the evaluation of any potential drug, clinical studies are generally conducted to assess the potential for drug-drug interactions that could impact potential product safety. While we believe that the interactions between Ranexa and other drugs have been well characterized as part of our clinical development program, the data are subject to regulatory interpretation and an unfavorable interpretation could delay or prevent regulatory approval. Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy change over time and can be affected by many factors, including the emergence of new information (including on other products), changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely expensive and uncertain. We may not be able to maintain our proposed schedules for the submission of an NDA or foreign applications for any of our products. If we submit an NDA to the FDA for any of our products, the FDA must decide whether to either accept or reject the submission for filing. We cannot guarantee that any of our NDA submissions will be accepted for filing and review by the FDA. We cannot guarantee that we will be able to respond to any FDA review requests in a timely manner without delaying potential regulatory approval. We also cannot guarantee that any of our products under development will be approved for marketing by the FDA or foreign regulatory authorities. Even if marketing approval of a product is granted, we cannot be certain that we will be able to obtain the labeling claims necessary or desirable for the promotion of the product.

In addition, the regulatory environment in which our regulatory submissions may be reviewed changes over time. For example, average review times at the FDA for marketing approval applications have fluctuated over the last 10 years, and we cannot predict what the review time for any of our submissions will be. In addition, review times at the FDA can be affected by a variety of factors, including federal budget and funding levels and statutory, regulatory and policy changes.

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

Our ability to compete successfully in our market will directly affect the market acceptance of our products. The pharmaceutical and biopharmaceutical industries, and the market for cardiovascular drugs in particular, are intensely competitive. If our products receive regulatory approvals, they will often compete with well-established, proprietary and generic cardiovascular therapies that have generated substantial sales over a number of years and are widely used by health care practitioners. Even if our products have no direct competition, the promotional efforts for our products will have to compete against the promotional efforts of other products in order to be noticed by physicians and patients. Moreover, the level of promotional effort in the pharmaceutical and biopharmaceutical markets has increased substantially. Market acceptance of our products will be affected by the level of promotional effort that we are able to provide for our products. We cannot assure you that the level of promotional effort that we will be able to provide for our products will be sufficient to obtain market acceptance of those products.

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

Our ability and the ability of our existing and future corporate partners to market and sell our products will depend in part on the extent to which reimbursement for the cost of our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third party payers and governmental health administration authorities are increasingly attempting to limit and/or regulate the price of medical products and services, especially branded prescription drugs.

Significant uncertainty exists as to the reimbursement status of newly approved health care products. In addition, for sales of our products in Europe, we will be required to seek reimbursement approvals on a country-by-country basis. We cannot be certain that any products approved for marketing will be considered cost effective, that reimbursement will be available, or that allowed reimbursement will be adequate. In addition, payers’ reimbursement policies could adversely affect our or any corporate partner’s ability to sell our products on a profitable basis.

We have no marketing or sales experience, and if we are unable to enter into or maintain collaborations with marketing partners or if we are unable to develop our own sales and marketing capability, we may not be successful in commercializing our products.

We currently have no sales or distribution capability and only limited marketing capability. As a result, we depend on collaborations with third parties, such as Innovex, Biogen and Fujisawa, which have established distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we have little control. For instance, we have entered into agreements under which Biogen is responsible for worldwide marketing and sales of any product that results from the AdentriTM program, and Fujisawa is responsible for marketing and sales of CVT-3146 in North America. In addition, under our sales and marketing services agreement with Innovex with respect to Ranexa, Innovex will market and sell Ranexa in the United States using a dedicated sales force if and when the FDA approves the marketing of Ranexa. Our successful commercialization of Ranexa depends on Innovex performing its contractual obligations, and the level of success will depend at least in part on Innovex’s efforts. Quintiles, Innovex’s parent corporation, has announced that Quintiles may experience some disruptions to its business as it investigates strategic alternatives, including the possibility of a sale of Quintiles. Any disruption to Quintiles’ or Innovex’s business may impair or delay Innovex’s ability to commercialize Ranexa.

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

Under our collaborative arrangements, we or our collaborative partners may also have to meet performance milestones. If we fail to meet our obligations under our collaborative arrangements, our collaborators could terminate their arrangements or we could lose our rights to the compounds under development. For example, under our agreement with Innovex, we are required to launch the product by a specific date. If we fail to reach this milestone, Innovex will no longer be obligated to provide sales and marketing services for Ranexa. Under our agreement with Fujisawa, we are responsible for development activities and must meet development milestones in order to receive development milestone payments. Under our agreement with Biogen, in order for us to receive development milestone payments, Biogen must meet development milestones. Under our license agreement with Syntex for ranolazine, we are required to use commercially reasonable efforts to develop and commercialize ranolazine for angina, and have related milestone payment obligations.

In addition, collaborative arrangements in our industry are extremely complex, particularly with respect to intellectual property rights, financial provisions, and other provisions such as the parties’ respective rights with respect to decision making. Disputes may arise in the future with respect to these issues, such as the ownership of rights to any technology developed with or by third parties. These and other possible disagreements between us and our collaborators could lead to delays in the collaborative research, development or commercialization of product candidates. These disputes could also result in litigation or arbitration, which is time consuming, expensive and uncertain.

We expect to continue to operate at a loss and may never achieve profitability.

We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research and development activities. We have generated no product revenues. As of December 31, 2002, we had an accumulated deficit of $318.5 million. The process of developing and commercializing our products requires significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals and marketing and sales efforts. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future. Even if we are able to obtain marketing approvals and generate product revenues, we may not achieve profitability.

If we are unable to secure additional financing, we may be unable to complete our research and development activities or successfully commercialize any products.

We may require substantial additional funding in order to complete our research and development activities and commercialize any of our products. In the past, we have financed our operations primarily through the sale of equity and debt securities, payments from our collaborators, equipment and leasehold improvement financing and other debt financing. We have generated no product revenue and do not expect to do so until we receive marketing approval and launch one of our products, if at all. We anticipate that our existing resources and projected interest income will enable us to maintain our current and planned operations for at least the next 24 months. However, we may require additional funding prior to that time.

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

However, in general we cannot be certain that patents will issue from any of our pending or future patent applications, that any issued patent will not be lost through an interference or opposition proceeding, reexamination request, infringement litigation or otherwise, that any issued patent will be sufficient to protect our technology and investments, or that we will be able to obtain any extensions of patents beyond the initial term.

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

Competitors may have filed applications for, or may have received or in the future may receive, patents, trademarks and/or other proprietary rights relating to compounds, products, services or technology that block or compete with ours. We may have to participate in interference proceedings declared by the Patent and Trademark Office. These proceedings determine the priority of invention and, thus, the right to a patent for the technology in the United States. We may also become involved in opposition proceedings in connection with foreign patent filings. In addition, litigation may be necessary to enforce any patents or trademarks issued to us, or to determine the scope and validity of the proprietary rights of third parties. Litigation, interference and opposition proceedings, even if they are successful, are expensive, time-consuming and risky to pursue, and we could use a substantial amount of our limited financial resources in either case.

Just as it is important to protect our proprietary rights, we also must not infringe patents or trademarks of others that might cover our compounds, products, services or technology. If third parties own or have proprietary rights to technology or other intellectual property that we need in our product development and commercialization efforts, we will need to obtain a license to those rights. We cannot assure you that we will be able to obtain such licenses on economically reasonable terms. If we fail to obtain any necessary licenses, we may be unable to complete product development and commercialization.

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

In addition, we may also become subject to claims that we are using trade secrets of others without having the right to do so. Such claims can result in litigation which can be expensive, time-consuming and risky to defend.

Litigation and disputes related to intellectual property are widespread in the biopharmaceutical industry. Although no third party has asserted a claim of infringement against us, we cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us with respect to our compounds, products, services, technology or other matters. If they do, we may not prevail and, as a result, may be subject to significant liabilities to third parties, may be required to license the disputed rights from the third parties or may be required to cease using the technology or developing or selling the compounds or products. We may not be able to obtain any necessary licenses on economically reasonable terms, if at all. Any intellectual property-related claims against us, with or without merit, as well as claims initiated by us against third parties, can be time-consuming and expensive to defend or prosecute.

We have no manufacturing experience and will depend on third parties to manufacture our products.

We do not currently operate manufacturing facilities for clinical or commercial production of our products under development. We have no experience in manufacturing and currently lack the resources or capability to manufacture any of our products on a clinical or commercial scale. As a result, we are dependent on corporate partners, licensees or other third parties for the manufacturing of clinical and commercial scale quantities of all of our products.

For example, we have entered into several agreements with third party manufacturers relating to ranolazine, including for commercial scale or scale-up of bulk active pharmaceutical ingredient, tableting, packaging and supply of a raw material component of the product. However, the commercial launch of Ranexa is dependent on these third party arrangements, and could be affected by any delays or difficulties in performance. In addition, because we have used different manufacturers for elements of the Ranexa supply chain in different clinical trials and for potential commercial supply prior to FDA approval of Ranexa, in order to obtain marketing approval we will be required to demonstrate to the FDA’s satisfaction the bioequivalence or therapeutic equivalence of the multiple sources of Ranexa used in our clinical trials to the product to be commercially supplied. An unfavorable regulatory interpretation by the FDA could delay or prevent regulatory approval for the product.

Furthermore, we and our third party manufacturers and clinical testing sites must pass preapproval inspections of facilities by the FDA and corresponding foreign regulatory authorities before obtaining marketing approvals. In addition, manufacturing facilities are subject to periodic inspection by the FDA and foreign regulatory authorities. We cannot guarantee that any such inspections will not result in compliance issues that could prevent or delay marketing approval, or require us to expend money or other resources to correct. In addition, drug product manufacturing facilities in California must be licensed by the State of California, and other states may have comparable requirements. We cannot assure you that we will be able to obtain such licenses.

Our business depends on certain key personnel, the loss of whom could weaken our management team, and on attracting and retaining qualified personnel.

The growth of our business and our success depends in large part on our ability to attract and retain key management, research and development, sales and marketing and other operating and administrative personnel. We cannot assure you that we will be able to attract and retain the qualified personnel or develop the expertise in these areas as needed for our business. Our ability to attract and retain key employees in a competitive recruiting environment is dependent on our ability to offer competitive compensation packages, which typically include stock option grants. Current and proposed changes in laws, regulations, corporate governance standards, listing requirements and accounting treatments regarding stock options may limit or impair our ability to attract and retain key personnel. Although we have entered into executive severance agreements and have a severance plan as well, we have not entered into any employment agreements with key executives. The loss of the services of one or more members of these groups or the inability to attract and retain additional personnel and develop expertise as needed could limit our ability to develop and commercialize our existing drugs and future drug candidates. Such persons are in high demand and often receive competing employment offers.

Our failure to manage our rapid growth could harm our business.

We have experienced rapid growth and expect to continue to expand our operations over time. As we prepare for the commercialization of Ranexa, continue to conduct clinical trials for our product candidates and expand our drug discovery efforts, we have added personnel in many areas, including operations, marketing, regulatory, clinical, finance and information systems. We may not manage this growth effectively, which would harm our business and cause us to incur higher operating costs. If rapid growth continues, it may strain our operational, managerial and financial resources.

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

The manufacture and sale of human drugs and other therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. We currently have only limited product liability insurance for clinical trials and no commercial product liability insurance. We do not know if we will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. This type of insurance is expensive and may not be available on acceptable terms or at all. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our products. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts. This could adversely affect our cash position and results of operations.

Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant, uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. For example, we do not carry earthquake insurance. In the event of a major earthquake in our region, our business could suffer significant and uninsured damage and loss. In addition, the premiums for our insurance policies have increased significantly in recent years. For example, the premiums for our directors’ and officers’ insurance policy have increased significantly. If insurance premiums continue to increase, we may not be able to maintain our current levels of insurance in the future. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

If the market price of our stock continues to be highly volatile, the value of your investment in our common stock may decline.

Within the last 12 months, our common stock has traded between $14.66 and $36.75. The market price of the shares of common stock for our company has been and may continue to be highly volatile. Announcements may have a significant impact on the market price of our common stock. These announcements may include:

•	results of our clinical trials and preclinical studies, or those of our corporate partners or our competitors;

•	achievement of other research or development milestones, such as completion of enrollment of a clinical trial or making a regulatory filing;

•	our operating results;

•	developments in our relationships with corporate partners;

•	developments affecting our corporate partners;

•	negative regulatory actions with respect to our new products or regulatory approvals with respect to our competitors’ new products;

•	government regulations, reimbursement changes and governmental investigations or audits related to us or to our products;

•	changes in regulatory policy or interpretation;

•	developments related to our patents or other proprietary rights or those of our competitors;

•	changes in the ratings of our stock by securities analysts;

•	operating results or other developments below the expectations of public market analysts and investors;

•	market conditions for biopharmaceutical or biotechnology stocks in general; and

•	general economic and market conditions.

In addition, if we fail to reach an important research, development or commercialization milestone or result by a publicly expected deadline, even if by only a small margin, there could be a significant impact on the market price of our common stock. For example, in January 2001, we announced that additional patients would need to be enrolled in our Phase III CARISA trial of Ranexa to meet a protocol requirement, thereby delaying completion of enrollment of the trial by a number of months. The price of our common stock decreased significantly after this announcement.

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

In February 1999, our board of directors adopted a stockholder rights plan, which was amended in July 2000 to lower the triggering ownership percentage and increase the exercise price. In addition, in February 1999, our board of directors authorized executive severance benefit agreements for certain executives in the event of a change of control. We entered into these severance agreements with these executives. Subsequently, in November 2002 the board approved additional as well as amended executive severance agreements and a severance plan. Our rights plan and these severance arrangements may delay or prevent a change in our current management team and may render more difficult an unsolicited merger or tender offer.

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

In March 2000, we sold $196.3 million aggregate principal amount of 4.75% convertible subordinated notes due in March 2007. Our annual debt service obligation on these notes is approximately $9.3 million per year in interest payments. We intend to fulfill our debt service obligations from our existing cash and investments. In the future, if we are unable to generate cash or raise additional cash through financings sufficient to meet these obligations and need to use existing cash or liquidate investments in order to fund these obligations, we may have to delay or curtail research and development programs.

The notes are convertible, at the option of the holder, into shares of our common stock at a conversion price of $63.84 per share, subject to adjustment in certain circumstances. We have reserved 3,074,091 shares of authorized common stock for issuance upon conversion of the notes. If the notes are converted into shares of our common stock, our existing stockholders will experience immediate dilution and our common stock price may be subject to significant downward pressure. If the notes are not converted into shares of our common stock before the maturity date of the notes, we will have to pay the note holders the full aggregate principal amount of the notes then outstanding. Any such payment would have a material adverse effect on our cash position. Alternatively, we might need to try to modify the note terms in ways that could be dilutive to our stockholders.

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

Available Information

Information about our Company may be found on our website: www.cvt.com. You may also obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports on the day that the reports or amendments are filed with or furnished to with the SEC by visiting our website at www.cvt.com.

Item 2.    Properties

We currently lease two buildings in Palo Alto, California. The first building has 61,081 square feet and a lease with an initial term that expires in April 2012 with an option to renew for thirteen years. In November and December 2000, we entered into two lease agreements for the second building, which has 73,172 square feet. The first of these two agreements is a sublease with a term that expires in February 2005. The second agreement is with the master landlord and has a term from March 2005 through April 2012. Both buildings are used for general administration, research and development. We believe that these facilities will be adequate to meet our needs through 2003. We are currently investigating additional properties to meet our needs beyond this period.

Item 3.    Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

Market Information

Our common stock trades on the Nasdaq National Market under the symbol “CVTX”.

The following table sets forth, for the periods indicated, the high and low price per share of the common stock on the Nasdaq National Market.

	High	Low
Fiscal Year Ended December 31, 2001
First Quarter	$70.016	$21.078
Second Quarter	$57.750	$23.750
Third Quarter	$57.000	$36.430
Fourth Quarter	$60.850	$31.880

Fiscal Year Ended December 31, 2002
First Quarter	$52.910	$35.340
Second Quarter	$36.200	$15.820
Third Quarter	$28.990	$14.660
Fourth Quarter	$27.940	$17.650

On February 28, 2003, the closing price for our common stock was $17.64 per share. As of February 28, 2003, we had approximately 77 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (DTC). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore, do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be contained in the Definitive Proxy Statement in connection with our 2003 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the caption “Equity Compensation Plan Information”, and is hereby incorporated by reference into this report.

Item 6.    Selected Financial Data

The data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this document and also with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data
Revenues:
Collaborative research	$4,509	$–	$3,309	$6,762	$5,287
Operating expenses:
Research and development	14,578	20,342	36,476	73,444	90,973
Sales and marketing	–	–	4,285	7,752	11,271
General and administrative	4,158	4,659	7,601	13,756	15,955

Total operating expenses	18,736	25,001	48,362	94,952	118,199

Loss from operations	(14,227)	(25,001)	(45,053)	(88,190)	(112,912)
Interest income	2,749	2,795	15,785	19,184	15,700
Interest expense	(759)	(892)	(8,993)	(10,464)	(10,410)
Other expense, net	(365)	(24)	(119)	(227)	(151)

Net loss	$(12,602)	$(23,122)	$(38,380)	$(79,697)	$(107,773)

Basic and diluted net loss per share(1)	$(1.16)	$(1.75)	$(2.06)	$(3.74)	$(4.13)

Shares used in computing basic and diluted net loss per share(1)	10,905	13,207	18,664	21,308	26,093

Certain reclassifications of prior period amounts have been made to conform with the current period presentation.

	December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Balance Sheet Data
Cash, cash equivalents and marketable securities	$44,804	$91,257	$296,193	$478,425	$410,913
Working capital	$40,698	$88,038	$285,590	$470,412	$398,958
Total assets	$49,330	$96,907	$311,633	$507,244	$441,002
Long-term debt	$7,838	$7,855	$197,815	$197,036	$201,130
Accumulated deficit	$(69,553)	$(92,675)	$(131,055)	$(210,752)	$(318,525)
Total stockholders’ equity	$34,738	$82,147	$91,782	$288,393	$218,965

(1)	See Note 1 of Notes to Consolidated Financial Statements for a description of the shares used in calculating basic and diluted net loss per share.

Quarterly Results of Operations (unaudited)

The following table sets forth the quarterly results of operations for the year ended December 31, 2001:

	Quarter Ended Mar. 31	Quarter Ended Jun. 30	Quarter Ended Sep. 30	Quarter Ended Dec. 31
	(in thousands, except per share amounts)
Revenues:
Collaborative research	$1,818	$1,014	$2,862	$1,068
Operating expenses:
Research and development	14,956	18,451	18,305	21,732
Sales and marketing	1,902	1,028	2,197	2,625
General and administrative	2,299	2,927	3,285	5,245

Total operating expenses	19,157	22,406	23,787	29,602

Loss from operations	(17,339)	(21,392)	(20,925)	(28,534)
Interest income	4,916	4,676	4,731	4,861
Interest expense	(2,625)	(2,618)	(2,613)	(2,608)
Other expense, net	(32)	(37)	(37)	(121)

Net loss	$(15,080)	$(19,371)	$(18,844)	$(26,402)

Basic and diluted net loss per share	$(0.77)	$(0.96)	$(0.85)	$(1.13)

Shares used in computing basic and diluted net loss per share	19,653	20,172	22,114	23,290

The following table sets forth the quarterly results of operations for the year ended December 31, 2002:
	Quarter Ended Mar. 31	Quarter Ended Jun. 30	Quarter Ended Sep. 30	Quarter Ended Dec. 31
	(in thousands, except per share amounts)
Revenues:
Collaborative research	$1,214	$1,120	$1,179	$1,774
Operating expenses:
Research and development	19,461	26,974	20,764	23,773
Sales and marketing	1,339	2,527	3,301	4,105
General and administrative	4,198	4,013	3,357	4,387

Total operating expenses	24,998	33,514	27,422	32,265

Loss from operations	(23,784)	(32,394)	(26,243)	(30,491)
Interest income	4,560	3,303	4,079	3,758
Interest expense	(2,603)	(2,599)	(2,620)	(2,588)
Other expense, net	(39)	(33)	(39)	(40)

Net loss	$(21,866)	$(31,723)	$(24,823)	$(29,361)

Basic and diluted net loss per share	$(0.86)	$(1.23)	$(0.95)	$(1.09)

Shares used in computing basic and diluted net loss per share	25,522	25,790	26,162	26,881

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

CV Therapeutics is a biopharmaceutical company focused on the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. Since our inception in December 1990, substantially all of our resources have been dedicated to research and development. To date, we have not generated any product revenues and do not expect to generate any product revenues until we receive marketing approval and launch of one of our products, if at all. Until that time, we expect our sources of revenues, if any, to consist of payments under corporate partnerships and interest income until one of our products receives marketing approval, if at all. As of December 31, 2002, we had an accumulated deficit of $318.5 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as marketing approvals. These activities, together with our sales and marketing expenses and our general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future. We will not receive product revenues unless and until we or our collaborative partners complete clinical trials, obtain marketing approval, and successfully commercialize one or more of our products.

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

Critical Accounting Policies and the Use of Estimates

We believe the following critical accounting policies presently involve our more significant judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

Valuation of Marketable Securities

We invest our excess cash balances primarily in short-term and long-term marketable debt securities for use in current operations. Accordingly, we have classified all investments as short term, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss). Estimated fair value is based upon quoted market prices for these or similar instruments.

Clinical Trial Accruals

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful accrual of patients, the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

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

Results of Operations

Years Ended December 31, 2002 and 2001

Collaborative Research Revenues.    Collaborative research revenues were $5.3 million for the year ended December 31, 2002, compared to $6.8 million for the year ended December 31, 2001. The decrease was due to a $1.0 million milestone payment recognized in March 2001 from Biogen, Inc., earned in conjunction with their initiation of a Phase I oral development program for Adentri™, and a $2.0 million milestone payment recognized in September 2001 from Fujisawa Healthcare Inc., related to our initiation of a Phase II clinical trial for CVT-3146, partially offset by increased reimbursement during 2002 of certain development costs related to our collaboration with Fujisawa.

Research and Development Expenses.    Research and development expenses increased to $91.0 million for the year ended December 31, 2002, compared to $73.4 million for the year ended December 31, 2001. The increase was primarily due to expenses for the Ranexa program related to New Drug Application (NDA) preparation and submission, and manufacturing-related agreements along with hiring additional employees to support our research and development programs and expenses associated with our tecadenoson (CVT-510) and CVT-3146 programs. We expect research and development expenses may increase in the future as we further expand product development efforts.

Management categorizes research and development expenditures into amounts related to preclinical research and amounts related to three clinical development programs, listed in rank order of estimated expenditures for all periods discussed below: Ranexa, tecadenoson (CVT-510) and CVT-3146. During the year ended December 31, 2002, we incurred approximately 82% of our research and development expenditures, or approximately $74.2 million, in connection with clinical development programs, and the remaining 18%, or $16.8 million, in connection with preclinical research programs. By comparison, during the year ended December 31, 2001, we incurred approximately 80% of our research and development expenditures, or

$58.8 million, in connection with clinical development programs and the remaining 20% of our research and development expenditures, or $14.6 million, in connection with preclinical research programs. The increased allocation of resources to development projects compared to preclinical research reflects the increased costs of advancing our clinical programs into late-stage clinical development.

According to industry statistics, it generally takes 10 to 15 years to research, develop and bring to market a new prescription medicine in the United States. Drug development in the U.S. is a process that includes multiple steps defined by the FDA under applicable statutes, regulations and guidance documents. After the pre-clinical research process of identifying, selecting and testing in animals a potential pharmaceutical compound, the clinical development process begins with the filing of an Investigational Drug Application (IND). If successful, an IND allows opportunity for clinical study of the potential new medicine. Clinical development typically involves three phases of study: Phase I, II, and III. The most significant costs associated with clinical development are the Phase III trials, which tend to be the longest and largest studies conducted during the drug development process. After the completion of a successful preclinical and clinical development program, a New Drug Application (NDA) must be filed with the FDA, which includes among other things very large amounts of preclinical and clinical data and results and manufacturing-related information necessary to support requested approval of the product. The NDA must be reviewed by the FDA, and the review and approval process is often uncertain, time-consuming and costly. In light of the steps and complexities involved, the successful development of our products is highly uncertain. Actual product timelines and costs are subject to enormous variability and are very difficult to predict, as our clinical development programs are updated and changed to reflect the most recent clinical and pre-clinical data and other relevant information. In addition, various statutes and regulations also govern or influence the manufacturing, safety reporting, labeling, storage, recordkeeping and marketing of each product. The lengthy process of seeking these regulatory reviews and approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to an NDA submission, the FDA may grant marketing approval, may request additional information, may deny the application if it determines that the application does not provide an adequate basis for approval, and the FDA may also refuse to review an application that has been submitted if it determines that the application does not provide an adequate basis for filing and review. We can not assure you that any approval required by the FDA will be obtained on a timely basis, if at all. For additional discussion of the regulatory processes for pharmaceuticals and of risks and uncertainties associated with completing development of potential products, see “Government Regulations”, above, and the “Risk Factors” entitled “Our product candidates will take at least several years to develop, and we cannot assure you that we will successfully develop, market and manufacture these products”; “If we are unable to satisfy the regulatory requirements for our clinical trials, we will not be able to commercialize our drug candidates”; “If we are unable to satisfy governmental regulations relating to the development of our drug candidates, we may be unable to obtain or maintain necessary regulatory approvals to commercialize our products”; and “We have no manufacturing experience and will depend on third parties to manufacture our products.”

Sales and Marketing Expenses.    Sales and marketing expenses increased to $11.3 million for the year ended December 31, 2002, compared to $7.8 million for the year ended December 31, 2001. The increase is primarily due to pre-commercialization activities for the Ranexa program, including expenses for marketing planning and market communications. We have not incurred any sales related expenses. We expect sales and marketing expenses to increase in the future as we further expand our pre-commercialization activities. Sales and marketing expenses have previously been included in research and development expenses and all prior period amounts have been reclassified to conform to the current period presentation.

General and Administrative Expenses.    General and administrative expenses increased to $16.0 million for the year ended December 31, 2002, compared to $13.8 million for the year ended December 31, 2001. The increase was due to fees paid in connection with outside consulting services and additional personnel and facility expenses to support our increased research, development and pre-commercialization efforts. We expect general and administrative expenses to increase in the future in line with our research, development and pre-commercialization activities.

Interest Income.    Interest income decreased to $15.7 million for the year ended December 31, 2002, compared to $19.2 million for the year ended December 31, 2001. The decrease was due to lower average investment balances and lower average interest rates. The average investment balances were lower primarily as the result of cash used to fund operations. We expect that interest income will fluctuate with average investment balances and market interest rates.

Interest Expense.    Interest expense was $10.4 million for the year ended December 31, 2002 which was consistent with interest expense of $10.5 million for the year ended December 31, 2001. Our subordinated convertible notes account for $9.3 million of the interest expense in each of these years. We expect that interest and other expense will fluctuate with average loan balances.

Taxes.    We have not generated taxable income to date. As of December 31, 2002, the net operating losses potentially available to offset future taxable income for federal and California income tax purposes were approximately $314 million and $63 million, respectively. Utilization of the net operating loss carryforwards will likely be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The federal carryforwards expire at various dates beginning in 2006 through 2022 if not utilized. The California carryforwards expire at various dates beginning in 2004 through 2013 if not utilized. As a result of annual limitations, a portion of these carryforwards may expire before becoming available to reduce our federal and California income tax liabilities.

Years Ended December 31, 2001 and 2000

Collaborative Research Revenues.    Collaborative research revenues were $6.8 million for the year ended December 31, 2001, compared to $3.3 million for the year ended December 31, 2000. The increase was primarily due to greater amortization of up-front payments and reimbursement of certain development costs related to our collaboration with Fujisawa which began in July 2000. Milestones recognized for the year ended December 31, 2001, included $2.0 million from Fujisawa which was earned in conjunction with our initiation of a Phase II clinical trial for CVT-3146, and $1.0 million from Biogen which was earned in conjunction with their initiation of a Phase I oral development program for Adentri™.

Research and Development Expenses.    Research and development expenses increased to $73.4 million for the year ended December 31, 2001, compared to $36.5 million for the year ended December 31, 2000. The increase was due to greater external costs associated with our continued development of Ranexa and our other clinical programs in addition to hiring additional employees to provide support for an increased level of activity in our research, development and clinical programs.

Management categorizes research and development expenditures into amounts related to preclinical research and amounts related to three clinical development programs, listed in rank order of estimated expenditures for all periods discussed below: Ranexa, tecadenoson (CVT-510) and CVT-3146. During the year ended December 31, 2001, we incurred approximately 80% of our research and development expenditures, or approximately $58.8 million, in connection with clinical development programs, and the remaining 20%, or $14.6 million, in connection with preclinical research programs. By comparison, during the year ended December 31, 2000, we incurred approximately 75.5% of our research and development expenditures, or $27.6 million, in connection with clinical development programs and the remaining 24.5% of our research and development expenditures, or $8.9 million, in connection with preclinical research programs. The increased allocation of resources to development projects compared to pre-clinical research reflects the increased costs of advancing all three clinical programs into later state clinical development.

Sales and Marketing Expenses.    Sales and marketing expenses increased to $7.8 million for the year ended December 31, 2001, compared to $4.3 million for the year ended December 31, 2000. The increase was due to greater market research and preliminary pre-commercialization expenses for the Ranexa program. We have not incurred any sales related expenses. Sales and marketing expenses have previously been included in research and development expenses and all prior period amounts have been reclassified to conform to the current period presentation.

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

Interest Expense.    Interest expense increased to $10.5 million for the year ended December 31, 2001, compared to $9.0 million for the year ended December 31, 2000. The increase was due to interest expense related to the convertible subordinated notes issued in March 2000 which equaled $9.3 million in 2001 and $7.6 million in 2000.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with the Exit or Disposal Activities,” which addresses accounting for restructuring discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 require companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material effect on our financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of the recommendation and measurement provisions of FIN 45 is not expected to have a material impact on our results of operations and financial position.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (referred to as SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this standard did not have a material impact on our financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect that the adoption of FIN 46 will have a material effect on our financial statements.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments received under corporate collaborations. Our cash, cash equivalents and marketable securities totaled $410.9 million as of December 31, 2002. We currently estimate that our existing resources and projected interest income will enable us to maintain our current and planned operations for at least the next 24 months.

In March 2000, we entered into a purchase agreement pursuant to which we sold to certain purchasers $196.3 million in aggregate principal amount of convertible subordinated notes. The offering of the notes was made to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Interest on the notes will accrue at a rate of 4.75% per year, subject to adjustment in certain circumstances, with interest payments semi-annually on March 7th and September 7th of each year. The notes will mature on March 7, 2007, and are convertible into shares of our common stock at a conversion price of $63.84 per share, subject to adjustment in certain circumstances, as more fully described in Note 7 to our financial statements for the fiscal year ended December 31, 2002. We may, at our option, redeem the notes at any time after March 7, 2003.

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

In July 2000, we entered into a collaboration with Fujisawa to develop and market second generation pharmacologic cardiac stress agents. In connection with the signing of this agreement, we received $10.0 million from Fujisawa consisting of an up-front payment and the purchase of our common stock. In September 2001, we received a $2.0 million milestone payment under this collaboration for initiating a Phase II clinical trial of CVT-3146.

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

The purchase agreement also provides that from time to time, in our sole discretion, we may grant Acqua Wellington a right to exercise one or more call options to purchase additional shares of our common stock during a pricing period, in an amount and for a threshold price that we determine and state in the draw down notice. However, the total call amount for any given draw down cannot exceed a specified maximum amount, and the amount of proceeds we may receive by exercise of a call option for any given trading day is also limited. If Acqua Wellington exercises the call option, we will issue and sell the shares of our common stock subject to the call option at a price equal to the greater of the daily volume weighted average price of our common stock on the day Acqua Wellington exercises its call option, or the threshold price for the call option that we have determined, less a 4% to 6% discount (based on our market capitalization), unless we agree with Acqua Wellington to a different discount.

The combined total value of shares that we may sell to Acqua Wellington through draw downs and call option exercises under the arrangement may not exceed $149.0 million. In addition, applicable rules limit the number of shares of common stock that we may issue under our purchase agreement with Acqua Wellington to approximately 3,703,000 shares. As of December 31, 2002, we issued 2,609,277 shares of common stock in exchange for aggregate net proceeds of $94.9 million under this arrangement, including $35.9 million during the year ended December 31, 2002. As of March 31, 2003, we have issued 3,687,366 shares of common stock in exchange for aggregate net proceeds of $113.7 million under this arrangement.

In June 2001, we sold 2,020,203 shares of our common stock in an underwritten public offering at a price to the public of $49.50 per share pursuant to a prospectus supplement under a shelf registration statement, resulting in net proceeds of $95.9 million, after deducting the underwriting expenses and commissions and other offering expenses.

In December 2001, we sold 2,875,000 shares of our common stock in an underwritten public offering at a price to the public of $52.50 per share pursuant to a prospectus supplement under a shelf registration statement, resulting in net proceeds of $143.3 million, after deducting the underwriting expenses and commissions and other offering expenses. We are using and intend to continue to use the net proceeds from these sales for general corporate purposes, which may include funding research, development and product manufacturing, development of clinical trials, preparation and submission of new drug applications, product commercialization, increasing our working capital, reducing indebtedness, acquisitions of or investments in businesses, products or technologies that are complementary to our own, and capital expenditures.

Cash, cash equivalents and marketable securities at December 31, 2002 totaled $410.9 million compared to $478.4 million at December 31, 2001. The decrease was due to utilizing $94.5 million to fund operations and $6.7 million for capital expenditures, partially offset by $38.9 million raised from the issuance of our common stock, including $35.9 million of common stock issued pursuant to our arrangement with Acqua Wellington.

Net cash used in operations for the year ended December 31, 2002 was $94.5 million compared to $81.0 million for the year ended December 31, 2001 and $24.3 million for the year ended December 31, 2000. The increase for each year was primarily due to increased research, development and commercialization efforts.

As of December 31, 2002, we have invested $24.1 million in property and equipment with the rate of investment having increased in line with increased research and development efforts and as we expand our facilities. We expect to continue to make investments in property and equipment to support our growth.

Under our license agreement with Syntex (U.S.A.) relating to Ranexa, we paid an initial license fee, and are obligated to make certain milestone payments to Syntex, upon receipt of the first and second product approvals for Ranexa in any of certain major market countries (consisting of France, Germany, Italy, the United States and the United Kingdom). Unless the agreement is terminated, in connection with the first such product approval, we will pay Syntex, on or before March 31, 2005, $7.0 million plus interest accrued thereon from May 1, 2002 until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries occurs before May 1, 2004, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from the date of approval until the date of payment, and if the second such product approval occurs after May 1, 2004, but before March 31, 2006, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from May 1, 2004, until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries has not occurred by March 31, 2006, we will pay Syntex $3.0 million on or before March 31, 2006, and if we receive the second product approval after March 31, 2006, we will pay Syntex $4.0 million within thirty (30) days after the date of such second product approval.

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

Contractual Obligations and Significant Commercial Commitments

The following summarizes our contractual obligations for the years ending December 31, 2003 through December 31, 2007 and thereafter:

	2003	2004	2005	2006	2007	Thereafter	Total
	(in thousands)
Convertible subordinated notes	$9,322	$9,322	$9,322	$9,322	$200,911	$–	$238,199
Capital leases	448	410	–	–	–	–	858
Manufacturing Agreements	5,437	2,912	2,250	2,250	2,250	–	15,099
Operating leases	11,966	12,378	9,887	13,348	13,038	$63,165	123,782

	$27,173	$25,022	$21,459	$24,920	$216,199	$63,165	$377,938

Under the manufacturing-related agreements, additional payments above the specified minimums will be required if the FDA approves Ranexa, and in connection with the manufacture of Ranexa.

Our other material commitments relate to our license agreement with Syntex. Under the license agreement, we paid an initial license fee. In addition, we are obligated to make certain milestone payments to Syntex, upon receipt of the first and second product approvals for Ranexa in any of certain major market countries (consisting of France, Germany, Italy, the United States and the United Kingdom). Unless the agreement is terminated, in connection with the first such product approval, we will pay Syntex, on or before March 31, 2005, $7.0 million plus interest accrued thereon from May 1, 2002 until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries occurs before May 1, 2004, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from the date of approval until the date of payment, and if the second such product approval occurs after May 1, 2004, but before March 31, 2006, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from May 1, 2004, until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries has not occurred by March 31, 2006, we will pay Syntex $3.0 million on or before March 31, 2006, and if we receive the second product approval after March 31, 2006, we will pay Syntex $4.0 million within thirty (30) days after the date of such second product approval. No amounts have been accrued to date in relation to these milestones. In addition, we will make royalty payments based on net sales of products that utilize the licensed technology. We are required to use commercially reasonable efforts to develop and commercialize the product for angina. We or Syntex may terminate the license agreement for material uncured breach, and we have the right to terminate the license agreement at any time on 120 days notice if we decide not to continue to develop and commercialize Ranexa.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and strive to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and marketable securities as “fixed-rate” if the rate of return on such instruments remains fixed over their term. These “fixed-rate” investments include U.S. government securities, commercial paper, asset backed securities, corporate bonds, and foreign bonds. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates. We classify our cash equivalents and marketable securities as “variable-rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These “variable-rate” investments primarily included money market accounts.

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

The table below presents the amounts and related average interest rates of our investment portfolio and our long-term debt:

	Average Interest Rate	Market Value
	($ in thousands)
Cash equivalents:
Variable rate	1.28%	$13,238
Fixed rate	1.27%	$4,862
Marketable securities:
Fixed rate (mature in 2003)	5.04%	$124,022
Fixed rate (mature in 2004)	4.62%	$218,431
Fixed rate (mature in 2005)	4.53%	$49,693
Long-term debt:
Subordinated convertible notes (mature in 2007)	4.75%	$145,681

Item 8.    Financial Statements and Supplementary Data

Our Financial Statements and notes thereto appear beginning on page F-2 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information required by this item, insofar as it relates to directors and officers, will be contained under the captions “Election of Directors”, “Management” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive proxy statement with respect to the Company’s 2003 Annual Meeting of Stockholders (the “Proxy Statement”), which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, and is hereby incorporated by reference into this report.

Item 11.    Executive Compensation

The information required by this item will be contained in the Definitive Proxy Statement in connection with our 2003 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the caption “Executive Compensation”, and is hereby incorporated by reference into this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be contained in the Definitive Proxy Statement in connection with our 2003 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the caption “Security Ownership of Certain Beneficial Owners and Management”, and is hereby incorporated by reference into this report.

Item 13.    Certain Relationships and Related Transactions

The information required by this item will be contained in the Definitive Proxy Statement in connection with our 2003 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the caption “Certain Relationships and Related Transactions”, and is hereby incorporated by reference into this report.

Item 14.    Controls and Procedures

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

Within 90 days prior to the date of this report, our Chief Executive Officer and our Chief Financial Officer, with the participation of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Sine the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Index to Financial Statements and Report of Ernst &Young LLP, Independent Auditors

The Consolidated Financial Statements required by this item are submitted in a separate section beginning on page F-2 of this report.

(a)(2)  Index to Financial Statements Schedules

All financial statement schedules are omitted because they are not applicable, or the information is included in the financial statements or notes thereto.

(a)(3)  Exhibits

Exhibit Number
3.1

Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 1999.

3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-3 No. 333-53206.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.5 filed with the Registrant’s Registration Statement on form S-1, No 333-12675, as amended.

10.1*	1992 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 filed with the Registrant’s Registration Statement on Form S-1, No 333-12675, as amended.

10.2*	1994 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.46 filed with the Registrant’s Statement of Form S-8 No. 333-44717.

10.3	Non-Employee Directors’ Stock Option Plan, as amended.

10.4*	Form of Incentive Stock Option Grant, incorporated by reference to Exhibit 10.4 filed with the Registrant’s Registration Statement on Form S-1, No 333-12675, as amended.

10.5*	Form of Non-Incentive Stock Option Grant, incorporated by reference to Exhibit 10.5 filed with the Registrant’s Registration Statement on Form S-1, No 333-12675, as amended.

10.6

Form of Non-Statutory Stock Option Grant under Non-Employee Directors’ Stock Option Plan, incorporated by reference to Exhibit 99.6 filed with the Registrant’s Registration Statement on Form S-8, No 333-19389.

10.7*	Employee Stock Purchase Plan, as amended, incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2000.

10.8*

Amended and Restated Promissory Note for $500,000 between Registrant and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996, incorporated by reference to Exhibit 10.7 filed with the Registrant’s Amendment No. 3 to Registration Statement on Form S-1, No 333-12675, as amended.

Exhibit Number
10.9*

Amended and Restated Promissory Note for $37,500 between Registrant and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996, incorporated by reference to Exhibit 10.26 filed with the Registrant’s Amendment No 3 to Registration Statement on Form S-1, No. 333-12675, as amended.

10.10*

Amended and Restated Promissory Note for $25,000 between Registrant and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996, incorporated by reference to Exhibit 10.27 filed with the Registrant’s Amendment No. 3 to Registration Statement on Form S-1, No 333-12675, as amended.

10.11*

Amended and Restated Promissory Note for $25,000 between Registrant and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996, incorporated by reference to Exhibit 10.28 filed with the Registrant’s Amendment No 3 to Registration Statement on Form S-1, No. 333-12675, as amended.

10.12*

Form of Indemnification Agreement between Registrant and its directors and officers, incorporated by reference to Exhibit 10.10 filed with the Registrant’s Registration Statement on Form S-1, No. 333-12675, as amended.

10.13

Amended and Restated Investor Rights Agreement between Registrant and the stockholders named therein, dated May 29, 1996, incorporated by reference to Exhibit 10.11 filed with the Registrant’s Registration Statement on Form S-1, No. 333-12675, as amended.

10.14**

License Agreement between Registrant and University of Florida Research Foundation, Inc., dated June 7, 1994, incorporated by reference to Exhibit 10.21 filed with the Registrant’s Registration Statement on Form S-1, No. 333-12675, as amended.

10.15**

Research Agreement between Registrant and University of Florida, dated June 27, 1994, incorporated by reference to Exhibit 10.22 filed with the Registrant’s Registration Statement on Form S-1, No 333-12675, as amended.

10.16**	License Agreement between Registrant and Syntex (U.S.A.) Inc., dated March 27,1996, incorporated by reference to Exhibit 10.25 to Amendment No. 2 to Registrant’s Statement No 333-59318, as amended.

10.17

Lease Agreement between Registrant and Matadero Creek, dated August 6, 1993 and addendum thereto; Letter Amendment to Lease Agreement, dated June 30, 1994 and Second Amendment to Lease Agreement, dated June 30, 1994, incorporated by reference to Exhibit 10.25 filed with the Registrant’s Registration Statement on Form S-1, No. 333-12675, as amended.

10.18**

Research Collaboration and License Agreement (U.S.) between the Registrant and Biogen, Inc., dated March 7, 1997, incorporated by reference to Exhibit 10.39 filed with the Registrant’s Quarterly Report on Form 10-Q, for the First Quarter 1997.

10.19**

Research Collaboration and License Agreement (Europe) between the Registrant and Biogen Manufacturing Ltd., dated March 7, 1997, incorporated by reference to Exhibit 10.40 filed with the Registrant’s Quarterly Report on Form 10-Q, for the First Quarter 1997.

10.20

Common Stock Purchase Agreement between the Registrant and Biotech Manufacturing Ltd., dated March 7, 1997, incorporated by reference to Exhibit 10.41 filed with the Registrant’s Quarterly Report on Form 10-Q, for the First Quarter 1997.

10.21

Loan Agreement between the Registrant and Biotech Manufacturing Ltd., dated March 7, 1997, incorporated by reference to Exhibit 10.42 filed with the Registrant’s Quarterly Report on Form 10-Q, for the First Quarter 1997.

10.22**

Letter Agreement, dated March 7, 1997, between the Registrant and the University of Florida Research Foundation, Inc., incorporated by reference to Exhibit 10.43 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 1997.

10.23**

First amendment to License Agreement, effective as of July 3, 1997, between the Registrant and Syntex (U.S.A.), Inc., incorporated by reference to Exhibit 10.32 to Amendment No. 2 to Registration Statement No. 333-59318.

Exhibit Number
10.24

Common Stock Purchase Agreement, dated October 7, 1997, between the Registrant and Biotech Target S.A., incorporated by reference to Exhibit 10.45 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Third Quarter 1997.

10.25

Transition Agreement between the Registrant and Kathy Stafford dated September 15, 1997, incorporated by reference to Exhibit 10.47 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Third Quarter 1997.

10.26

Amendment to Research Collaboration and License Agreement (U.S.), dated June 12, 1998, between the Registrant and Biogen, Inc., incorporated by reference to Exhibit 10.54 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 1998.

10.27

Amendment No. 1 to Loan Agreement, dated as of June 12, 1998, between the Registrant and Biotech Manufacturing Ltd., incorporated by reference to Exhibit 10.55 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 1998.

10.28**

Letter agreement regarding termination of research program of the Research Collaboration and License Agreement, dated June 12, 1998, between the Registrant and Biogen, Inc., incorporated by reference to Exhibit 10.56 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 1998.

10.29

Stock Purchase Agreement dated May 5, 1999 between the Registrant and Quintiles Transnational Corp., incorporated by reference to Exhibit 10.65 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 1999.

10.30**

Sales and Marketing Services Agreement dated May 5, 1999 between the Registrant, Innovex Inc. and Quintiles Transnational Corp., incorporated by reference to Exhibit 10.66 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 1999.

10.31**

Loan Agreement dated May 5, 1999 between the Registrant and Quintiles Transnational Corp, incorporated by reference to Exhibit 10.67 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 1999.

10.32

Security Agreement dated May 5, 1999 between the Registrant and Quintiles Transnational Corp., incorporated by reference to Exhibit 10.68 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 1999.

10.33

Promissory Note dated May 5, 1999 to Quintiles in principal amount of $10.0 million, incorporated by reference to Exhibit 10.69 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 1999.

10.34

Promissory Note dated May 5, 1999 to Quintiles Transnational in principal amount specified therein, incorporated by reference to Exhibit 10.70 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 1999.

10.35

Amendment to Loan Agreement dated April 30, 1999 between the Registrant and Biotech Manufacturing Ltd., incorporated by reference to Exhibit 10.71 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 1999.

10.36

Indenture dated March 7, 2000 between the Registrant and Norwest Bank Minnesota, incorporated by reference to Exhibit 10.72 filed with the Registrant’s Quarterly Report on Form 10-Q, for the First Quarter 2000.

10.37	Convertible subordinated note dated March 7, 2000, incorporated by reference to Exhibit 10.73 filed with the Registrant’s Quarterly Report on Form 10-Q, for the First Quarter 2000.

Exhibit Number
10.38

Purchase agreement dated March 1, 2000 between the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation as Representatives(s) of the several Initial Purchasers, incorporated by reference to Exhibit 10.74 filed with the Registrant’s Quarterly Report on Form 10-Q, for the First Quarter 2000.

10.39

Resale Registration Rights agreement dated March 7, 2000 between the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation as Representatives(s) of the several Initial Purchasers, incorporated by reference to Exhibit 10.75 filed with the Registrant’s Quarterly Report on Form 10-Q, for the First Quarter 2000.

10.40*	2000 Equity Incentive Plan, as amended.

10.41

First Amended and Restated Rights Agreement dated July 19, 2000 between the Registrant and Wells Fargo Bank Minnesota, N.A., incorporated by reference to Exhibit 10.77 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 2000.

10.42

Certificate of Designation of Series A Junior Participating Preferred Stock dated February 2, 1999, incorporated by reference to Exhibit 10.78 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 2000.

10.43	Form of Right Certificate dated July 19, 2000, incorporated by reference to Exhibit 10.79 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 2000.

10.44	Summary of Rights to Purchase Preferred Shares dated July 19, 2000, incorporated by reference to Exhibit 10.80 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 2000.

10.45

Stock Purchase Agreement between the Registrant and Fujisawa Healthcare, Inc. dated as of July 10, 2000, incorporated by reference to Exhibit 10.82 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Third Quarter 2000.

10.46**

Collaboration and License Agreement between the Registrant and Fujisawa Healthcare, Inc. dated as of July 10, 2000, incorporated by reference to Exhibit 10.83 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Third Quarter 2000.

10.47

Sublease Agreement between the Registrant and Systemix, Inc. dated as of November 1, 2000, incorporated by reference to Exhibit 10.68 filed with the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2000.

10.48

Lease between the Registrant and Kaiser Marquardt, Inc. dated as of December 1, 2000, incorporated by reference to Exhibit 10.69 filed with the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2000.

10.49*	2000 Nonstatutory Incentive Plan, as amended.

10.50

Amended and Restated Common Stock Purchase Agreement, dated as of August 7, 2000, between the Registrant and Acqua Wellington North American Equities Fund, Ltd., incorporated by reference to Exhibit 4.6 filed with the Registrant’s Registration Statement on Form S-3 No. 333-59318.

10.51

Third Amendment to Lease, dated February 16, 2001, between the Registrant and Jack R. Wheatley dba Matadero Creek., incorporated by reference to Exhibit 10.72 filed with the Registrant’s Quarterly Report on Form 10-Q, for the First Quarter 2001.

10.52

Amendment No. 2 to License Agreement, effective as of November 30, 1999, between the Registrant and Syntex (U.S.A.), Inc., incorporated by reference to Exhibit 10.73 to Amendment No. 2 to Registration Statement No. 333-59318.

Exhibit Number
10.53

Underwriting agreement, dated June 6, 2001, by and between the Registrant and SG Cowen Securities Corporation, incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by the Registrant on June 12, 2001.

10.54

Underwriting agreement, dated December 3, 2001, by and between the Registrant and JP Morgan Securities Inc., incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K, filed by the Registrant on December 4, 2001.

10.55*	Amended and Restated Executive Severance Benefits Agreement between the Registrant and Louis G. Lange, dated December 31, 2002.

10.56*	Amended and Restated Executive Severance Benefits Agreement between the Registrant and Brent K. Blackburn, dated December 31, 2002.

10.57*	Amended and Restated Executive Severance Benefits Agreement between the Registrant and Richard M. Lawn, dated December 31, 2002.

10.58*	Amended and Restated Executive Severance Benefits Agreement between the Registrant and Daniel K. Spiegelman, dated December 31, 2002.

10.59*	Amended and Restated Executive Severance Benefits Agreement between the Registrant and Tricia Borga Suvari, dated December 31, 2002.

10.60*	Amended and Restated Executive Severance Benefits Agreement between the Registrant and Andrew A. Wolff, dated December 31, 2002.

10.61*	CV Therapeutics, Inc. Change in Control Plan with Respect to Options and Severance (and Summary Plan Description).

23.1	Consent of Ernst & Young LLP, Independent Auditors.

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment has previously been granted for portions of this exhibit.

(b)	Reports on Form 8-K

The Registrant filed current reports on Form 8-K with the Commission:

•	On October 18, 2002, with respect to a press release dated October 17, 2002 announcing the Registrant’s financial results for the fiscal quarter ended September 30, 2002.

•	On October 23, 2002, with respect to a press release dated October 22, 2002 announcing that a Phase III clinical trial of tecadenoson (CVT-510) in patients with paroxysmal supraventricular tachycardia (PSVT), an abnormally rapid heart rhythm, met its primary endpoint, which was the conversion of PSVT to a normal, or sinus, heart rhythm without second or third degree atrio-ventricular block.

•	On November 1, 2002, with respect to the sale of 676,722 shares of the Registrant’s common stock to Acqua Wellington North American Equities Fund, Ltd.

•	On November 21, 2003, with respect to a press release dated November 19, 2002 announcing that CVT-3146 produced a dose-dependent increase in coronary blood flow velocity in an open label Phase II study of 36 patients undergoing cardiac catheterization. The Registrant is jointly developing CVT-3146, a selective A2A-adenosine receptor agonist, with Fujisawa Healthcare, Inc., for potential use as a pharmacologic stress agent in cardiac perfusion imaging studies.

•	On January 3, 2003, with respect to a press release dated December 30, 2003 announcing that the Registrant had submitted a new drug application (NDA) for Ranexa (ranolazine) to the U.S. Food and Drug Administration seeking approval of Ranexa for the treatment of chronic angina.

•	On January 21, 2003, with respect to a press release dated January 17, 2003 announcing that in a recent preclinical study, Ranexa (ranolazine) was shown both to terminate and to suppress ventricular tachycardias.

•	On January 31, 2003, with respect to the sale of 378, 089 shares of the Registrant’s common stock to Acqua Wellington North American Equities Fund, Ltd.

•	On February 19, 2003, with respect to a press release dated February 19, 2003 announcing certain financial results for the financial quarter and full year ended December 31, 2002.

•	On March 5, 2003, with respect to a press release dated March 5, 2003 announcing that the U.S. Food and Drug Administration has accepted the Registrant’s new drug application for Ranexa (ranolazine) for filing.

•	On March 18, 2003, with respect to a press release dated March 18, 2003 announcing that the Registrant received a Notice of Allowance and two newly issued patents from the United States Patent and Trademark Office which grant the Registrant additional issued claims related to its lead proprietary compound, Ranexa (ranolazine).

•	On March 24, 2003, with respect to the sale of 700,000 shares of the Registrant’s common stock to Acqua Wellington North American Equities Fund, Ltd.

(c)	Exhibits

See Exhibits listed under Item 15(a)(3) above.

(d)	Financial Statements and Schedules

The financial statement schedules required by this Item are listed under 15(a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf, by the undersigned, thereunto duly authorized, in the City of Palo Alto, County of Santa Clara, State of California, on March 31, 2003.

CV THERAPEUTICS, INC.

By:	/s/ LOUIS G. LANGE, M.D., PH.D.
Louis G. Lange, M.D., Ph.D. Chairman of the Board of CV Therapeutics Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ LOUIS G. LANGE, M.D., PH.D. Louis G. Lange, M.D., Ph.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2003

/s/ DANIEL K. SPIEGELMAN Daniel K. Spiegelman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ SANTO J. COSTA Santo J. Costa	Director	March 31, 2003

/s/ R. SCOTT GREER R. Scott Greer	Director	March 31, 2003

/s/ JOHN GROOM John Groom	Director	March 31, 2003

/s/ THOMAS L. GUTSHALL Thomas L. Gutshall	Director	March 31, 2003

/s/ PETER BARTON HUTT, ESQ. Peter Barton Hutt, Esq.	Director	March 31, 2003

/s/ KENNETH B. LEE, JR. Kenneth B. Lee, Jr.	Director	March 31, 2003

/s/ BARBARA J. MCNEIL, M.D., PH.D. Barbara J. McNeil, M.D., Ph.D.	Director	March 31, 2003

/s/ COSTA G. SEVASTOPOULOS, PH.D. Costa G. Sevastopoulos, Ph.D.	Director	March 31, 2003

CERTIFICATIONS

I, Louis G. Lange, certify that:

1.	I have reviewed this annual report on Form 10-K of CV Therapeutics, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/ LOUIS G. LANGE, M.D., PH.D.
Louis G. Lange, M.D., Ph.D. Chief Executive Officer

I, Daniel K. Spiegelman, certify that:

1.	I have reviewed this annual report on Form 10-K of CV Therapeutics, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/ DANIEL K. SPIEGELMAN
Daniel K. Spiegelman Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

CV Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of CV Therapeutics, Inc. as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CV Therapeutics, Inc. at December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 11, 2003, except

for Note 12 as to which the date is

March 25, 2003

CV THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2001	2002
ASSETS

Current assets:
Cash and cash equivalents	$80,911	$18,767
Marketable securities	397,514	392,146
Other current assets	9,938	8,952

Total current assets	488,363	419,865
Notes receivable from related parties	951	1,120
Property and equipment, net	12,889	15,934
Other assets	5,041	4,083

Total assets	$507,244	$441,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,529	$5,542
Accrued liabilities	10,614	13,943
Current portion of capital lease obligations	779	393
Current portion of deferred revenue	1,029	1,029

Total current liabilities	17,951	20,907
Capital lease obligations	786	393
Convertible subordinated notes	196,250	196,250
Deferred revenue	3,630	2,601
Other liabilities	234	1,886

Total liabilities	218,851	222,037

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value, 85,000,000 shares authorized, 25,482,343 and 27,116,805 shares issued and outstanding at December 31, 2001 and 2002, respectively; at amounts paid in	494,604	533,522
Deferred compensation	(194)	–
Accumulated deficit	(210,752)	(318,525)
Cumulative other comprehensive income	4,735	3,968

Total stockholders’ equity	288,393	218,965

Total liabilities and stockholders’ equity	$507,244	$441,002

See accompanying notes

CV THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2000	2001	2002
Revenues:
Collaborative research	$3,309	$6,762	$5,287
Operating expenses:
Research and development	36,476	73,444	90,973
Sales and marketing	4,285	7,752	11,271
General and administrative	7,601	13,756	15,955

Total operating expenses	48,362	94,952	118,199

Loss from operations	(45,053)	(88,190)	(112,912)
Interest income	15,785	19,184	15,700
Interest expense	(8,993)	(10,464)	(10,410)
Other expense, net	(119)	(227)	(151)

Net loss	$(38,380)	$(79,697)	$(107,773)

Basic and diluted net loss per share	$(2.06)	$(3.74)	$(4.13)

Shares used in computing basic and diluted net loss per share	18,664	21,308	26,093

See accompanying notes

CV THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Notes Receivable From Officers	Deferred Compensation	Accumulated Deficit	Cumulative Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 1999	18,157,261	$175,777	$(87)	$(691)	$(92,675)	$(177)	$82,147
Issuance of common stock, net of repurchases	1,365,784	45,945	–	–	–	–	45,945
Deferred compensation related to grants of certain stock options	–	516	–	(516)	–	–	–
Repayment of notes receivable	–	–	87	–	–	–	87
Amortization and reduction of deferred compensation	–	(15)	–	618	–	–	603
Comprehensive loss:
Net loss	–	–	–	–	(38,380)	–	(38,380)
Unrealized gains on investments	–	–	–	–	–	1,380	1,380

Total comprehensive loss							(37,000)

Balances at December 31, 2000	19,523,045	222,223	–	(589)	(131,055)	1,203	91,782
Issuance of common stock, net of repurchases	5,959,298	271,605	–	–	–	–	271,605
Compensation related to grants of certain stock options	–	995	–	–	–	–	995
Amortization and reduction of deferred compensation	–	(219)	–	395	–	–	176
Comprehensive loss:
Net loss	–	–	–	–	(79,697)	–	(79,697)
Unrealized gains on investments	–	–	–	–	–	3,532	3,532

Total comprehensive loss							(76,165)

Balances at December 31, 2001	25,482,343	494,604	–	(194)	(210,752)	4,735	288,393
Issuance of common stock, net of repurchases	1,634,462	38,860	–	–	–	–	38,860
Compensation related to grants of certain stock options	–	343	–	–	–	–	343
Amortization and reduction of deferred compensation	–	(285)	–	194	–	–	(91)
Comprehensive loss:
Net loss	–	–	–	–	(107,773)	–	(107,773)
Unrealized losses on investments	–	–	–	–	–	(767)	(767)

Total comprehensive loss	–	–	–	–	–	–	(108,540)

Balances at December 31, 2002	27,116,805	$533,522	$–	$–	$(318,525)	$3,968	$218,965

See accompanying notes

CV THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2000	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,380)	$(79,697)	$(107,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on the sale of investments	–	(1,695)	(1,305)
Loss on the disposal of fixed assets	–	84	–
Non cash stock compensation	603	1,171	252
Depreciation and amortization	1,505	3,605	9,424
Change in assets and liabilities:
Other current assets	(3,292)	(4,199)	986
Accounts payable	3,665	323	13
Accrued and other liabilities	5,912	1,470	4,981
Deferred revenue	5,688	(2,029)	(1,029)

Net cash used in operating activities	(24,299)	(80,967)	(94,451)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(239,590)	(386,464)	(509,000)
Maturities of investments	54,576	172,613	70,430
Sales of investments	15,431	63,388	439,682
Capital expenditures	(655)	(11,880)	(6,717)
Notes receivable from related parties	232	(648)	(169)

Net cash used in investing activities	(170,006)	(162,991)	(5,774)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(424)	(764)	(779)
Borrowings under convertible subordinated debt, net of issuance costs	189,549	–	–
Borrowings under long-term debt	4,500	–	–
Repayments of long-term debt	(3,000)	–	–
Net proceeds from issuance of common stock, net of repurchases	36,945	271,605	38,860

Net cash provided by financing activities	227,570	270,841	38,081

Net increase (decrease) in cash and cash equivalents	33,265	26,883	(62,144)
Cash and cash equivalents at beginning of year	20,763	54,028	80,911

Cash and cash equivalents at end of year	$54,028	$80,911	$18,767

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,611	$10,464	$10,385

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Equipment purchased under financing arrangements	$1,500	$–	$–
Conversion of long-term debt into common stock	$9,000	$–	$–

See accompanying notes

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

The Company

CV Therapeutics is a biopharmaceutical company focused on the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular disease. Since our inception in December 1990, substantially all of our resources have been dedicated to research and development activities, including a portion performed on behalf of collaborators.

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with the Exit or Disposal Activities,” which addresses accounting for restructuring discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material effect on our financial statements.

In November 2002, the FASB issued Interpretation No. 45 (or FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of the recommendation and measurement provisions of FIN 45 is not expected to have a material impact on our results of operations and financial position.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123,

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

“Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not have a material impact on our financial statements.

In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect that the adoption of FIN 46 will have a material effect on our financial statements.

Cash Equivalents and Marketable Securities

We consider all highly liquid debt investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash equivalents consist of money market funds and commercial paper. All other liquid investments are classified as marketable securities. We limit concentration of risk by diversifying investments among a variety of issuers. No one issuer or group of issuers from the same holding company is to exceed 5% of market value of our portfolio except for securities issued by the U.S. Treasury or by one of its agencies. We also limit risk by specifying a minimum credit quality of A1/P1 for commercial paper and A-/A3 for all other investments.

We determine the appropriate classification of investment securities at the time of purchase and reaffirm such designation as of each balance sheet date. At December 31, 2001 and 2002, all investment securities are designated as available-for-sale. We consider our available-for-sale portfolio as available for use in current operations. Accordingly, we have classified all investments as short term, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. The cost of securities sold is based on the specific identification method. Realized gains on available-for-sale securities included in the statement of operations were $50,000, $1.7 million and $4.1 million for 2000, 2001 and 2002, respectively, while realized losses were $29,000, $49,000 and $2.8 million, respectively.

Other Assets

Other assets include $4,962,000 of issuance costs, net of related amortization, associated with the sale of $196,250,000 aggregate principal amount of convertible subordinated notes in March 2000 (see Note 7). These issuance costs are being amortized to interest expense over the seven-year life of the notes.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

Comprehensive Income

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (SFAS 130), established standards for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on our available-for-sale securities, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income (loss). At each balance sheet date presented, our cumulative other comprehensive income consists solely of unrealized gains and losses on available-for-sale investment securities.

Reclassification

Certain reclassifications of prior period amounts have been made to conform with the current period presentation.

Clinical trial accruals

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful accrual of patients, the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

Revenue Recognition

Revenue under our collaborative research arrangements is recognized based on the performance requirements of each contract. Amounts received under such arrangements consist of up-front license and periodic milestone payments. Up-front or milestone payments, which are subject to future performance requirements, are recorded as deferred revenue and are recognized over the performance period. The performance period is estimated at the inception of the arrangement and is periodically reevaluated. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate period based on research progress attained and events such as changes in the regulatory and competitive environment. Payments received related to substantive, performance-based at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Payments received for research activities are recognized as the related research effort is performed.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

We have elected to continue to account for stock options granted to employees using the intrinsic-value method as prescribe by Accounting Principles Board Opinion No. 25 (or APB 25), “Accounting for Stock Issued to Employees,” and, thus recognize no compensation expense for options granted with exercise prices equal to the fair market value of our common stock on the date of grant. We recognize compensation for options granted to consultants based on the Black-Scholes option pricing model in accordance with Emerging Issues Task Force Consensus No. 96-18. Deferred compensation is recorded when stock options are granted to employees at prices lower than the fair market value. The amount is amortized to expense over the vesting period of the related options.

For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation, for the years ended December 31 (in thousands, except per share amounts):

	2000	2001	2002
Net loss:
As reported	$(38,380)	$(79,697)	$(107,773)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(6,675)	(17,857)	(23,966)

Pro forma net loss	$(45,055)	$(97,554)	$(131,739)

Net loss per share basic and diluted:
As reported	$(2.06)	$(3.74)	$(4.13)

Pro forma	$(2.41)	$(4.58)	$(5.05)

The weighted-average fair value of options granted with exercise prices at fair value of our common stock during 2000, 2001 and 2002 was $24.00, $24.77 and $12.93, respectively.

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

Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (SFAS 128), basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

Had we been in a net income position for the years ended December 31, 2000, 2001 and 2002, diluted earnings per share would have included the shares used in the computation of basic net loss per share, as well as the dilutive effect of 2,153,000, 3,692,000 and 5,280,000 stock options, and 40,000 warrants in the year ended December 31, 2000 only to purchase common stock, all prior to the application of the treasury stock method. We have excluded the impact of our convertible subordinated notes from the computation of diluted shares outstanding because the impact of an assumed conversion of these notes into 3,074,091 shares of our common stock is anti-dilutive for all periods presented.

2.    License and Collaboration Agreements

University of Florida Research Foundation

In June 1994, we entered into a license agreement with the University of Florida Research Foundation, Inc. under which we received exclusive worldwide rights to develop A1 adenosine receptor antagonists and agonists for the detection, prevention and treatment of human and animal diseases. In consideration for the license, we paid an initial license fee and are obligated to pay royalties based on net sales of products that utilize the licensed technology. Under this agreement, we must exercise commercially reasonable efforts to develop and commercialize one or more products covered by the licensed technology. In the event we fail to reach certain milestones under the agreement, the licensor may convert the exclusive license into a non-exclusive license. In March 1997, we sublicensed our rights under this license that relate to A1 adenosine receptor antagonists to Biogen.

Syntex

In March 1996, we entered into a license agreement with Syntex (U.S.A.) Inc. to obtain United States and foreign patent rights to Ranexa for the treatment of angina and other cardiovascular indications. Syntex provided quantities of the compound for use in clinical trials and related development activities. The license agreement is exclusive and worldwide except for the following countries which Syntex has licensed exclusively to Kissei Pharmaceuticals, Ltd. of Japan: Japan, Korea, China, Taiwan, Hong Kong, the Philippines, Indonesia, Singapore, Thailand, Malaysia, Vietnam, Myanmar, Laos, Cambodia and Brunei.

Under the license agreement, we paid an initial license fee. In addition, we are obligated to make certain milestone payments to Syntex, upon receipt of the first and second product approvals for Ranexa in any of certain major market countries (consisting of France, Germany, Italy, the United States and the United Kingdom). Unless the agreement is terminated, in connection with the first such product approval, we will pay Syntex, on or before March 31, 2005, $7.0 million plus interest accrued thereon from May 1, 2002 until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries occurs before May 1, 2004, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from the date of approval until the date of payment, and if the second such product approval occurs after May 1, 2004, but before March 31, 2006, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from May 1, 2004, until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries has not occurred by March 31, 2006, we will pay Syntex $3.0 million on or before March 31, 2006, and if we receive the second product approval after March 31, 2006, we will pay Syntex $4.0 million within thirty (30) days after the date of such second product approval. No amounts have been accrued to date in relation to these milestones. In addition, we will make royalty payments based on net sales of products that utilize the licensed technology. We are required to use commercially reasonable efforts to develop and commercialize the product for angina.

We or Syntex may terminate the license agreement for material uncured breach, and we have the right to terminate the license agreement at any time on 120 days notice if we decide not to continue to develop and commercialize Ranexa.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    License and Collaboration Agreements (Continued)

Biogen

In March 1997, we entered into two research collaboration and license agreements with Biogen which grant Biogen the exclusive worldwide right to develop and commercialize any products which are produced based on our A1 adenosine receptor antagonist patents or technologies (including our rights under the University of Florida Research Foundation license) for all indications. Biogen’s efforts in this area are referred to as the Adentri™ program. In February 2000, based on results of a Phase II clinical trial, Biogen announced its intention to continue with the Adentri™ program, but with a backup licensed compound. Biogen owes certain milestone payments in connection with development and commercialization of licensed products, and is obligated to pay royalties on any future sales of products covered by the agreements. Biogen has control and responsibility for conducting, funding and pursuing all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of A1 adenosine receptor antagonist products under the agreements.

Biogen may terminate the agreements for any reason upon 60 days written notice. If Biogen terminates the agreements, all rights to the technology we licensed to Biogen will revert to us. In addition, we will receive a non-exclusive license to certain technology of Biogen, and we will owe Biogen a royalty on future sales of any A1 adenosine receptor antagonist products under the agreements.

Innovex

In May 1999, we entered into a sales and marketing services agreement with Innovex, a subsidiary of Quintiles Transnational Corp. Under this agreement, if Ranexa is approved for sale in the United States by the FDA, Innovex is responsible for hiring and training a dedicated sales force for Ranexa, and assisting in funding marketing expenses for up to five years after launch. We will receive 100% of the revenues from sales of Ranexa and we will pay Innovex a share of those revenues.

The agreement calls for Innovex to conduct pre-launch activities, hire and train a dedicated cardiology sales force to launch and promote Ranexa, and provide post-launch marketing and sales services. To partially fund pre-launch activities, Quintiles will provide a $10 million credit facility at the time we file with the FDA for approval. We are required to spend a minimum of $10 million on Ranexa pre-launch marketing activities so long as Quintiles provides advances under the credit facility. Upon FDA approval, Quintiles will make a $10 million milestone payment to us, which we are obligated to use to repay any amounts outstanding under the credit facility. Should we file for FDA approval and draw down the credit facility, but never receive FDA approval, we are obligated to repay the loan within 10 years of the date we received the loan.

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

In exchange for providing these sales and marketing services, Innovex will receive a fee equal to up to an average of 33% of our revenues related to the sale of Ranexa in the first two years of sales, up to 30% of revenues for the third year and up to 25% of revenues in years four and five. Also, for giving us the option to retain this trained sales force at the end of the contract, Innovex will receive a royalty on sales of 7% in the sixth year and 4% in the seventh year after launch of Ranexa.

We or Innovex may terminate the agreement in the event of material uncured breach, bankruptcy or insolvency, our decision to not file an NDA for Ranexa or to terminate development of the product, notice from

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    License and Collaboration Agreements (Continued)

the United States Food and Drug Administration that it will not approve the product for marketing, or failure to achieve certain minimum sales levels. In addition, we or Innovex (subject to certain notice and response provisions) may terminate the agreement if product launch will not occur by a specific date. The agreement will terminate automatically if we no longer retain our license rights to Ranexa.

Fujisawa Healthcare

In July 2000, we entered into a collaboration with Fujisawa Healthcare, Inc. (FHI) to develop and market second generation pharmacologic cardiac stress agents. Under this agreement, FHI received exclusive North American rights to CVT-3146, a short acting selective A2A adenosine receptor agonist, and to a backup compound. We received $10.0 million from FHI consisting of a $6.0 million up-front payment, which will be recognized as revenue over the expected term of the agreement, and $4.0 million for the sale of 54,270 shares of our common stock. In September 2001, based on initiating a Phase II clinical trial for CVT-3146, FHI paid us a $2.0 million milestone payment. We may receive up to an additional $22.0 million in cash based on development and regulatory milestones such as initiation of clinical studies and certain regulatory filings and approval. FHI reimburses us for 75% of the development costs, and if the product is approved by the FDA, we will receive a royalty based on product sales of CVT-3146 and may receive a royalty on another product sold by FHI. The amount reimbursed for development costs was $996,000, $2.8 million and $4.2 million for 2000, 2001 and 2002, respectively.

FHI may terminate the agreement for any reason on 90 days written notice, and we may terminate the agreement if FHI fails to launch a product within a specified period after marketing approval. In addition, we or FHI may terminate the agreement in the event of material uncured breach, or bankruptcy or insolvency.

3.    Marketable Securities

Following is a summary of available-for-sale securities at December 31, 2001:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(in thousands)
Cash equivalents:
Money market funds	$50,901	$–	$–	$50,901
Commercial paper	29,968	–	–	29,968

	$80,869	$–	$–	$80,869

Marketable securities:
Commercial paper	$8,941	$9	$–	$8,950
U.S. government securities	100,794	654	18	101,430
Asset backed securities	13,588	91	–	13,679
Corporate bonds	260,971	4,280	262	264,989
Foreign bonds	8,485	–	19	8,466

	$392,779	$5,034	$299	$397,514

As of December 31, 2001, we had marketable securities with maturities of one year or less of $98.3 million and greater than one year of $299.2 million. The average contractual maturity as of December 31, 2001 was approximately eighteen months, with no single investment’s maturity exceeding thirty-six months.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Marketable Securities (Continued)

Following is a summary of available-for-sale securities at December 31, 2002:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(in thousands)
Cash equivalents:
Money market funds	$13,238	$–	$–	$13,238
Commercial paper	4,862	–	–	4,862

	$18,100	$–	$–	$18,100

Marketable securities:
U.S. government securities	$210,777	$2,493	$–	$213,270
Asset backed securities	49,277	164	1	49,440
Corporate bonds	124,737	1,319	11	126,045
Foreign bonds	3,387	4	–	3,391

	$388,178	$3,980	$12	$392,146

As of December 31, 2002, we had marketable securities with maturities of one year or less of $124.0 million and greater than one year of $268.1 million. The average contractual maturity as of December 31, 2002 was approximately twenty-two months, with no single investment’s maturity exceeding thirty-six months.

4.    Property and Equipment

Property and equipment are recorded at cost and consist of the following:

	December 31,
	2001	2002
	(in thousands)
Machinery and equipment	$8,228	$12,404
Furniture and fixtures	1,328	1,704
Leasehold improvements	11,910	9,943

	21,466	24,051
Less accumulated depreciation and amortization	(8,577)	(8,117)

	$12,889	$15,934

Property and equipment include $2.9 million recorded under capital leases at December 31, 2001 and $1.5 million at December 31, 2002. Accumulated amortization related to leased assets totaled $1.9 million and $749,000 at December 31, 2001 and 2002, respectively (see Note 6).

Depreciation expense, including depreciation of assets under capital leases, was $670,000, $1.2 million and $2.7 million for 2000, 2001 and 2002, respectively. Amortization expense for leasehold improvements was $761,000, $1.1 million and $1.0 million for 2000, 2001 and 2002, respectively.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Accrued Liabilities

Accrued liabilities consists of the following:

	December 31,
	2001	2002
	(in thousands)
Accrued interest	$2,952	$2,978
Compensation related accruals	3,651	4,955
Clinical trials	364	649
Other	3,647	5,361

	$10,614	$13,943

6.    Commitments

We lease our two primary facilities under noncancellable operating leases. The lease for one facility expires in April 2012 with an option to renew for thirteen years. The lease for the second facility incorporates a sublease that expires in February 2005, and a master lease that expires in April 2012. In addition, we have leased certain fixed assets under capital leases with expiration dates through 2004.

During the year ended December 31, 2002, we entered into certain manufacturing-related agreements in connection with the future commercial production of Ranexa.

Minimum payments under these commitments are as follows:

	Manufacturing Agreements	Operating Leases	Capital Leases
	(in thousands)
Year ending December 31,
2003	$5,437	$11,966	$448
2004	2,912	12,378	410
2005	2,250	9,887	–
2006	2,250	13,348	–
2007	2,250	13,038	–
2008 and thereafter	–	63,165	–

Total minimum payments	$15,099	$123,782	858

Less amount representing interest			(72)

Present value of future lease payments			786
Less current portion			(393)

Long-term portion			$393

Under the manufacturing-related agreements, additional payments above the specified minimums will be required if the FDA approves Ranexa, and in connection with the manufacture of Ranexa.

Rent expense for the years ended December 31, 2000, 2001, and 2002 was $1.7 million, $8.7 million and $12.3 million, respectively, net of sublease rental income of $567,000, $1.2 million and $1.8 million, respectively.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We have reserved 3,074,091 shares of authorized common stock for issuance upon conversion of the notes. We may redeem the notes on or after March 7, 2003 and prior to maturity, at a premium. We incurred issuance costs related to this private placement of approximately $6,701,000 which have been recorded as other assets and are being amortized to interest expense over the seven-year life of the notes.

The fair value of our convertible subordinated notes, based upon the last publicly-traded price for the notes at December 31, 2002, approximates $145,961,000.

8.    Related Party Transactions

From 1992 through 2002, we issued loans to certain of our officers, employees and a consultant related to relocation and other purposes. No loans were issued to executive officers subsequent to June 29, 2002. Such loans aggregating $951,000 and $1,120,000 were outstanding at December 31, 2001 and 2002, respectively. These loans bear interest at 4.13% to 10.00% per annum. The amounts are repayable on various dates through May 22, 2007. Loans outstanding at December 31, 2002 in the amount of $970,000 are secured by secondary deeds of trust on real estate.

9.    Stockholders’ Equity

Equity Line of Credit and Significant Equity Transactions

In August 2000, we entered into a financing arrangement with Acqua Wellington to purchase up to $120.0 million of our common stock through November 2002 under the terms of a common stock purchase agreement. Under the purchase agreement, as presently amended, we may sell a total of $149.0 million of our common stock to Acqua Wellington through December 2003. The purchase agreement provides that from time to time, at our sole discretion, subject to a minimum per share market price specified in the agreement, we may present Acqua Wellington with draw down notices constituting offers to sell our common stock for specified total proceeds over a specified trading period, both subject to limits specified in the agreement. Once presented with a draw down notice, Acqua Wellington is required to purchase a pro rata portion of shares of our common stock as allocated on each trading day during the trading period on which the daily volume weighted average price for our common stock exceeds a threshold price that we determine and state in the draw down notice. The per share price then equals the daily volume weighted average price on each date during the pricing period, less a

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Stockholders’ Equity (Continued)

4% to 6% discount (based on our market capitalization), unless we agree with Acqua Wellington to a different discount. However, if the daily volume weighted average price falls below the threshold price on any day in the pricing period, Acqua Wellington is not required to purchase the pro rata portion of shares allocated to that day, but can elect to buy that pro rata portion of shares at the threshold price less the applicable discount.

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

The purchase agreement also provides that from time to time, in our sole discretion, we may grant Acqua Wellington a right to exercise one or more call options to purchase additional shares of our common stock during a drawn down pricing period, in an amount and for a threshold price that we determine and state in the draw down notice. However, the total call amount for any given draw down cannot exceed a specified maximum amount, and the amount of proceeds we may receive by exercise of a call option for any given trading day is also limited. If Acqua Wellington exercises the call option, we will issue and sell the shares of our common stock subject to the call option at a price equal to the greater of the daily volume weighted average price of our common stock on the day Acqua Wellington exercises its call option, or the threshold price for the call option that we have determined, less a 4% to 6% discount (based on our market capitalization), unless we agree with Acqua Wellington to a different discount.

The combined total value of shares that we may sell to Acqua Wellington through draw downs and call option exercises under the arrangement may not exceed $149.0 million. In addition, applicable rules limit the number of shares of common stock that we may issue under our purchase agreement with Acqua Wellington to approximately 3,703,000 shares. As of December 31, 2002, we have issued 2,609,277 shares of common stock in exchange for aggregate net proceeds of $94.9 million under this arrangement, including $35.9 million during the year ended December 31, 2002. As of March 31, 2003, we have issued 3,687,366 shares of common stock in exchange for aggregate net proceeds of $113.7 million under this arrangement.

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

Employee Stock Purchase Plan

In September 1996, the board of directors adopted the Employee Stock Purchase Plan covering an aggregate of 150,000 shares of our common stock. In May 2000, our stockholders approved an additional 75,000 shares for this plan with annual increases through 2005 in an amount equal to the least of (i) one-half of one percent of the

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Stockholders’ Equity (Continued)

number of outstanding shares of our common stock, (ii) 100,000 shares, or (iii) a smaller number of shares determined by the board of directors. This plan is designed to allow eligible employees of ours or an affiliate of ours to purchase shares of our common stock at quarterly intervals through their periodic payroll deductions, which may not exceed 15 percent of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85 percent of the fair market value of our common stock at the beginning of the offering period or an amount equal to 85 percent of the fair market value of our common stock on each purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with us. Shares in the amount of 423,889 have been authorized for issuance and 267,684 shares have been issued under this plan through December 31, 2002.

Stock Option Plans

We reserved 345,000 shares of common stock for issuance under our amended and restated 1992 Stock Option Plan, which provided for common stock options to be granted to employees, consultants, officers, and directors. No additional grants will be made under this plan.

We reserved 1,800,000 shares of common stock for issuance under our amended and restated 1994 Equity Incentive Plan which provided for common stock options to be granted to employees of and consultants to us and our affiliates. No additional grants will be made under this plan.

Our Non-Employee Directors’ Stock Option Plan was amended and restated in 1996 to allow the granting of up to 250,000 shares of common stock to our directors who are not otherwise an employee of, or consultant of ours or any affiliate of ours. In May 2000, our stockholders approved an additional 150,000 shares for this plan. Options granted under this plan expire no later than 10 years from the date of grant. The exercise price of each option shall be the fair market value of the stock subject to such option on the date such option is granted. In August 2000, the board of directors approved amending the plan to increase the number of shares automatically granted to new members of the board of directors. The options covered by such initial grants generally vest in increments over a period of three years from the date of grant for new directors. Also in August 2000, the board of directors approved amending the plan to increase the number of shares automatically granted each year to existing members of the board of directors as replenishment grants. This amendment also modified the vesting schedule for all new replenishment grants, from the previous full vesting one year from the date of grant to vesting in increments over a period of one year from the date of grant. In February 2002, the board of directors amended the plan to: (i) permit the net exercise of options granted thereunder without regard to the number of shares being acquired in connection with such exercise, and (ii) provide that the board of directors may amend outstanding options under the plan; provided that such amendments be consented to in writing to the extent they impair the existing rights of optionees, and provided further that the board cannot, without the approval of our stockholders, amend any outstanding option granted under the plan to reduce its exercise price or cancel and replace any outstanding option with grants having a lower exercise price. In June 2002, our stockholders approved an increase in the number of shares of common stock authorized and reserved for issuance under the plan by 150,000 shares, such that after giving effect to such increase, the aggregate number of shares of common stock authorized and reserved to be issued under the plan is 550,000. In July 2002, the board amended the plan to allow for the transfer of options granted under the plan for tax, financial and estate planning purposes.

In May 2000, our stockholders approved the 2000 Equity Incentive Plan and the issuance of up to 1,500,000 shares of common stock under the plan. The 2000 Equity Incentive Plan provides for common stock options to be granted to our employees and consultants and those of our affiliates. This plan allows for the grant of incentive stock options and nonstatutory stock options. Options granted under this plan expire no later than

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Stockholders’ Equity (Continued)

10 years from the date of grant. The exercise price of each incentive stock option and nonstatutory stock option shall be not less than 100% of the fair market value of the stock subject to the option on the date the option is granted, unless granted to a person who owns 10% or more of the total of voting stock of the company and its affiliates, in which case the exercise price shall be not less than 110% of the fair market value of the stock subject to the option on the date of grant. The vesting provisions of individual options may vary but in each case will provide for vesting of at least 20% of the total number of shares subject to the option per year. In February 2002, the board of directors amended the plan to: (i) disallow the granting of stock bonuses and rights to acquire restricted stock under the plan, and (ii) provide that the board of directors cannot, without the approval of our stockholders, amend any outstanding option granted under the plan to reduce its exercise price or cancel and replace any outstanding option with grants having a lower exercise price. In June 2002, our stockholders approved an increase in the number of shares of common stock authorized and reserved for issuance under the plan by 950,000 shares, such that after giving effect to such increase, the aggregate number of shares of common stock authorized and reserved to be issued under the plan is 2,450,000.

In July 2000, the board of directors approved the 2000 Nonstatutory Incentive Plan and the issuance of up to 250,000 shares of common stock under the plan. In fiscal year 2001, the board of directors approved the issuance of up to an additional 885,325 shares of common stock, for a total of up to 1,135,325 shares under the plan. The 2000 Nonstatutory Incentive Plan provides for common stock options to be granted to our employees and consultants and those of our affiliates. The Plan allows for the grant of nonstatutory stock options. Options granted under this plan expire no later than 10 years from the date of grant. The exercise price of each nonstatutory option shall be not less than 100% of the fair market value of the stock subject to the option on the date the option is granted. The vesting provisions of individual options may vary but in each case will provide for vesting of at least 20% of the total number of shares subject to the option per year. In February 2002, the board of directors amended the plan to: (i) disallow the granting of stock bonuses and rights to acquire restricted stock under the plan, and (ii) provide that the board of directors cannot, without approval of our stockholders, amend any outstanding option granted under the plan to reduce its exercise price or cancel and replace any outstanding option with grants having a lower exercise price. During fiscal year 2002, the board of directors amended the plan several times to increase the number of shares of common stock authorized and reserved for issuance under the plan by an aggregate 2,625,000 shares, such that after giving effect to such increases, the aggregate number of shares of common stock authorized and reserved to be issued under the plan is 3,760,325.

In October 2002, the board of directors amended each of the Non-Employee Directors’ Stock Option Plan, the 2000 Equity Incentive Plan and the 2000 Nonstatutory Incentive Plan so that in the event of a “change of control” of the Company, each outstanding option under each plan shall, automatically and without further action by the Company, become fully vested and exercisable with respect to all of the shares of common stock subject thereto no later than five (5) business days before the closing of such change of control event.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Stockholders’ Equity (Continued)

The following table summarizes option activity under all option plans:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
	(in thousands, except per share amounts)
Balance at December 31, 1999	241	1,753	$6.86

Shares authorized	1,900	–	–
Options granted	(900)	900	$45.75
Options forfeited	51	(51)	$25.95
Options expired
Options exercised	–	(449)	$5.15

Balance at December 31, 2000	1,292	2,153	$23.02

Shares authorized	885	–	–
Options granted	(1,844)	1,844	$45.84
Options forfeited	62	(62)	$35.68
Options expired
Options exercised	–	(268)	$7.44

Balance at December 31, 2001	395	3,667	$35.43
Shares authorized	3,725
Options granted	(1,945)	1,945	$24.05
Options forfeited	223	(223)	$42.75
Options expired	(136)	–	–
Options exercised	–	(107)	$7.87

Balance at December 31, 2002	2,262	5,282	$31.47

The following table summarizes information about stock options outstanding at December 31, 2002:

Outstanding Options
Range of Exercise Prices	Shares Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable Options
				Number of Shares (in thousands)	Weighted Average Exercise Price
$ 0.80 - $17.03	1,466	6.9	$11.44	870	$8.04
$ 18.04 - $32.28	1,078	9.6	$23.03	49	$22.48
$ 32.53 - $40.61	1,223	8.2	$37.98	473	$37.34
$ 40.73 - $57.34	1,348	8.4	$49.13	454	$47.60
$ 57.75 - $86.56	167	7.7	$71.69	104	$71.71

	5,282	8.2	$31.47	1,950	$28.22

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Stockholders’ Equity (Continued)

Pro Forma Information—Stock-Based Compensation

The fair value of our stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2000	2001	2002
Expected life (years)	4.9	5.2	5.2
Expected volatility	.65	.65	.65
Risk-free interest rate	6.5%	4.5%	3.5%

Stockholders Rights Plan

In February 1999, we announced that the board of directors approved the adoption of a Stockholders Rights Plan under which all stockholders of record as of February 23, 1999 received and all stockholders receiving newly issued shares after that date have or will receive rights to purchase shares of a new series of preferred stock.

This plan is designed to enable all company stockholders to realize the full value of their investment and to provide for fair and equal treatment for all stockholders in the event that an unsolicited attempt is made to acquire the company. The adoption of this plan is intended as a means to guard against abusive takeover tactics and was not in response to any particular proposal.

The rights were distributed as a non-taxable dividend and will expire on February 1, 2009, unless such date is extended or the rights are earlier exchanged or redeemed as provided in the plan. The rights will be exercisable only if a person or group acquires 20 percent or more of the company’s common stock or announces a tender offer of the company’s common stock. If a person acquires 20 percent or more of the company’s stock, all rightsholders except the buyer will be entitled to acquire the company’s common stock at discount. The effect will be to discourage acquisitions of more than 20 percent of the company’s common stock without negotiations with the board of directors.

In July 2000, the board of directors approved certain amendments to this plan, including lowering the trigger percentage from 20 percent to 15 percent, and raising the exercise price for each right from $35.00 to $500.00.

10.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax assets at December 31 are as follows:

	2001	2002
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$77,020	$110,600
Research credits	4,150	6,020
Capitalized research and development expenses	6,010	11,890
Other	7,030	7,700

Subtotal	94,210	136,210
Valuation allowance	(92,320)	(134,620)

Total deferred tax assets	1,890	1,590
Deferred tax liabilities:
Unrealized gains on equity investments	1,890	1,590

Net deferred tax assets	$–	$–

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes (Continued)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $40.6 million and $42.3 million during 2001 and 2002, respectively. Approximately $14.6 million of the current year valuation allowance is related to the benefit of the stock option deductions, which, when recognized, will be credited to stockholder’s equity.

As of December 31, 2002, we had federal and California net operating loss carryforwards of approximately $314.0 million and $63.0 million, respectively. We also had federal and California research and development tax credits of approximately $4.0 million and $3.0 million, respectively. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in the year 2006 through 2022, if not utilized. The California net operating loss carryforwards will expire at various dates beginning in the year 2004 through 2013, if not utilized. The federal research tax credits will expire at various dates beginning in the year 2008 through 2022, if not utilized. The California research tax credits can be carried forward indefinitely.

Utilization of the our net operating loss and tax credit carryforwards will likely be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar California provisions. As a result of annual limitations, a portion of these carryforwards may expire before becoming available to reduce our federal and California income tax liabilities.

11.    401K Plan

Our 401K plan covers all of our eligible employees. Under the plan, employees may contribute specified percentages or amounts of their eligible compensation, subject to certain Internal Revenue Service restrictions. We may match a portion of employee contributions with common stock of the company, up to a maximum of 5% of each employee’s eligible compensation. The match (if any) is effective December 31 of each year and is fully vested if and when made. We issued a total of 6,965 shares for the 2000 match, a total of 10,837 shares for the 2001 match, and a total of 34,694 shares for the 2002 match, with values of $299,000, $533,000 and $699,000, respectively.

12.    Subsequent Events

In January of 2003, we sold 378,089 shares of common stock for net proceeds of $6.9 million under the financing arrangement with Acqua Wellington North American Equities, Ltd.

In March of 2003, we sold 700,000 shares of common stock for net proceeds of $11.8 million under the financing arrangement with Acqua Wellington North American Equities, Ltd. We have now issued 3,687,366 shares representing a total of $113.7 million under this arrangement.

In March of 2003, we announced that the FDA had accepted our new drug application for Ranexa (ranolazine) for filing.