Form 10-Q
period 2003-03-31
CV THERAPEUTICS INC
filed 2003-05-14
CIK 921506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended March 31, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-21643

CV THERAPEUTICS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	43-1570294
(State of Incorporation)	(I.R.S. Employer Identification No.)

3172 Porter Drive, Palo Alto, California 94304

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (650) 384-8500

Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

The number of shares of Common Stock, $0.001 par value, outstanding as of May 1, 2003 was 28,277,507.

CV THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2002	March 31, 2003
	(A)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,767	$16,259
Marketable securities	392,146	385,048
Other current assets	8,952	7,705

Total current assets	419,865	409,012
Notes receivable from related parties	1,120	1,038
Property and equipment, net	15,934	15,992
Other assets	4,083	3,872

Total assets	$441,002	$429,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,542	$2,143
Accrued liabilities	13,943	7,732
Current portion of capital lease obligations	393	402
Current portion of deferred revenue	1,029	1,029

Total current liabilities	20,907	11,306
Capital lease obligations	393	289
Convertible subordinated notes	196,250	196,250
Deferred revenue	2,601	2,344
Other liabilities	1,886	2,188

Total liabilities	222,037	212,377

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value, 85,000,000 shares authorized, 27,116,805 and 28,276,807 shares issued and outstanding at December 31, 2002 and March 31, 2003, respectively; at amounts paid in	533,522	553,592
Accumulated deficit	(318,525)	(339,251)
Accumulated other comprehensive income	3,968	3,196

Total stockholders’ equity	218,965	217,537

Total liabilities and stockholders’ equity	$441,002	$429,914

(A)	Derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002

See accompanying notes

CV THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2002	2003
Revenues:
Collaborative research	$1,214	$1,797
Operating expenses:
Research and development	19,461	16,878
Sales and marketing	1,339	2,859
General and administrative	4,198	3,516

Total operating expenses	24,998	23,253

Loss from operations	(23,784)	(21,456)
Interest income	4,560	3,355
Interest expense	(2,603)	(2,587)
Other expense, net	(39)	(38)

Net loss	$(21,866)	$(20,726)

Basic and diluted net loss per share	$(0.86)	$(0.75)

Shares used in computing basic and diluted net loss per share	25,522	27,476

See accompanying notes

CV THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,866)	$(20,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on the sale of investments	(287)	(884)
Non cash stock compensation	(42)	61
Depreciation and amortization	2,132	3,086
Change in assets and liabilities:
Other current assets	1,974	1,247
Other assets	–	(28)
Accounts payable	(439)	(3,399)
Accrued and other liabilities	(4,442)	(5,909)
Deferred revenue	(257)	(257)

Net cash used in operating activities	(23,227)	(26,809)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(108,486)	(121,645)
Maturities of investments	25,250	–
Sales of investments	50,678	127,004
Capital expenditures	(2,383)	(1,054)
Notes receivable from officers and employees	81	82

Net cash (used in) provided by investing activities	(34,860)	4,387

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(202)	(95)
Net proceeds from issuance of common stock, net of repurchases	9,786	20,009

Net cash provided by financing activities	9,584	19,914

Net decrease in cash and cash equivalents	(48,503)	(2,508)
Cash and cash equivalents at beginning of period	80,911	18,767

Cash and cash equivalents at end of period	$32,408	$16,259

See accompanying notes

CV THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of CV Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles, are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for, the interim periods presented. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2003 or of future operating results for any interim period. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 which includes the audited consolidated financial statements and the notes thereto.

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated.

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (SFAS 130), established standards for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on our available-for-sale securities to be included in other comprehensive income (loss) as an element of stockholder’s equity. At each balance sheet date presented, our cumulative other comprehensive income consists solely of unrealized gains and losses on available-for-sale investment securities.

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

1.	Summary of Significant Accounting Policies (Continued)

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

We have elected to continue to account for stock options granted to employees using the intrinsic-value method as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), “Accounting for Stock Issued to Employees,” and, thus recognize no compensation expense for options granted with exercise prices equal to the fair market value of our common stock on the date of grant. We recognize compensation for options granted to consultants based on the Black-Scholes option pricing model in accordance with Emerging Issues Task Force Consensus No. 96-18. Deferred compensation is recorded when stock options are granted to employees at prices lower than the fair market value. The amount is amortized to expense over the vesting period of the related options.

For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

The following table illustrates the effect on reported net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation, for the quarters ended March 31 (in thousands, except per share amounts):

	Three months ended March 31,
	2002	2003
Net loss:
As reported	$(21,866)	$(20,726)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(5,987)	(5,565)

Pro forma net loss	$(27,853)	$(26,291)

Net loss per share basic and diluted:
As reported	$(0.86)	$(0.75)

Pro forma	$(1.09)	$(0.96)

The weighted-average fair value of options granted with exercise prices at fair value of our common stock during the quarters ended March 31, 2002 and 2003 was $41.48 and $17.79, respectively.

The fair value of our stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three months ended March 31,
	2002	2003
Expected life (years)	5.2	5.2
Expected volatility	.65	.65
Risk-free interest rate	4.5%	3.5%

Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares have been excluded from the computation as their effect is antidilutive.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45, in January 2003, did not have a material impact on our results of operations and financial position.

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

2.	Stockholders’ Equity

In January of 2003, we sold 378,089 shares of common stock for net proceeds of $6.9 million under the financing arrangement with Acqua Wellington North American Equities, Ltd.

In March of 2003, we sold 700,000 shares of common stock for net proceeds of $11.8 million under the financing arrangement with Acqua Wellington North American Equities, Ltd.

As of April 4, 2003, we and Acqua Wellington mutually agreed to terminate the arrangement in accordance with the terms of the purchase agreement. Under the arrangement, the combined total value of shares that we could sell to Acqua Wellington through draw downs and call option exercises under the arrangement could not exceed $149.0 million. In addition, applicable Nasdaq National Market rules limit the number of shares of common stock that we could issue under our purchase agreement with Acqua Wellington to approximately 3,703,000 shares. As of March 31, 2003, we have issued 3,687,366 shares of common stock in exchange for aggregate net proceeds of $113.7 million under this arrangement. Since we effectively reached the Nasdaq limit, the purchase agreement has been terminated.

3.	Commitments

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

We have entered into certain manufacturing-related agreements in connection with the future commercial production of Ranexa™.

Minimum payments under these commitments are as follows:

	Manufacturing Agreements	Operating Leases	Capital Leases
	(in thousands)
Year ending December 31,
2003	$5,437	$11,966	$448
2004	2,912	12,378	299
2005	2,250	9,887	–
2006	2,250	13,348	–
2007	2,250	13,038	–
2008 and thereafter	–	63,165	–

Total minimum payments	$15,099	$123,782	747

Less amount representing interest			(56)

Present value of future lease payments			691
Less current portion			(402)

Long-term portion			$289

Under the manufacturing-related agreements, additional payments above the specified minimums will be required if the FDA approves Ranexa, and in connection with the manufacture of Ranexa.

4.	Subsequent Events

In April 2003, we amended the lease on our 3172 Porter Drive facility in Palo Alto, California to, among other things, extend the term of the lease until April 2014 and provide for rent reductions, facility improvements and the issuance to the landlord of a warrant to purchase 200,000 shares of our common stock at an exercise price of $17.29 per share. The warrant is exercisable, in whole or in part, during the term commencing on April 1, 2003 (Issuance Date) and ending at the later of (A) the tenth anniversary of the Issuance Date if (but only if) at any time prior to the fifth anniversary of the Issuance Date, the closing price of one share of our common stock on the Nasdaq National Market is less than $34.58 for each trading day during any period of twenty consecutive trading days or (B) the fifth anniversary of the Issuance Date. We intend to account for the warrant as non cash rent expense over the life of the lease.

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

Overview

CV Therapeutics is a biopharmaceutical company focused on the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. Since our inception in December 1990, substantially all of our resources have been dedicated to research and development. To date, we have not generated any product revenues and do not expect to generate any product revenues until we receive marketing approval and launch of one of our products, if at all. Until that time, we expect our sources of revenues, if any, to consist of payments under corporate partnerships and interest income until one of our products receives marketing approval, if at all. As of March 31, 2003, we had an accumulated deficit of $339.3 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as marketing approvals. These activities, together with our sales and marketing expenses and our general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future. We will not receive product revenues unless and until we or our collaborative partners complete clinical trials, obtain marketing approval, and successfully commercialize one or more of our products.

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

Critical Accounting Policies and the Use of Estimates

We believe the following critical accounting policies presently involve more significant judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

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

Results of Operations

Collaborative Research Revenues.    Collaborative research revenues increased to $1.8 million for the quarter ended March 31, 2003, compared to $1.2 million for the quarter ended March 31, 2002. The increase for the quarter ended March 31, 2003, compared to the same period in 2002, was due to greater reimbursement of certain development costs related to our collaboration with Fujisawa Healthcare, Inc. for the development of CVT-3146.

Research and Development Expenses.    Research and development expenses decreased to $16.9 million for the quarter ended March 31, 2003, compared to $19.5 million for the quarter ended March 31, 2002. The decrease for the quarter ended March 31, 2003, compared to the same period in 2002, was primarily due to decreased clinical trial expenses, which is consistent with the fluctuation in clinical trial activity of our late stage programs. We expect research and development expenses to increase in the future as we further expand product development efforts.

Management categorizes research and development expenditures into amounts related to preclinical research and amounts related to three clinical development programs: Ranexa, tecadenoson (CVT-510) and CVT-3146. During the quarter ended March 31, 2003, we incurred approximately 78.6% of our research and development expenditures, or approximately $13.3 million, in connection with clinical development programs, and the remaining 21.4%, or $3.6 million, in connection with preclinical research programs. By comparison, during the quarter ended March 31, 2002, we incurred approximately 72.2% of our research and development expenditures, or $14.1 million, in connection with clinical development programs and the remaining 27.8% of our research and development expenditures, or $5.4 million, in connection with preclinical research programs.

Sales and Marketing Expenses.    Sales and marketing expenses increased to $2.9 million for the quarter ended March 31, 2003, compared to $1.3 million for the quarter ended March 31, 2002. The increase was primarily due to pre-commercialization activities for the Ranexa program, including expenses for marketing planning and market communications. We have not incurred any sales related expenses. We expect sales and marketing expenses to increase in the future as we further expand our pre-commercialization activities. Sales and marketing expenses have previously been included in research and development expenses and all prior period amounts have been reclassified to conform to the current period presentation.

General and Administrative Expenses.    General and administrative expenses decreased to $3.5 million for the quarter ended March 31, 2003, compared to $4.2 million for the quarter ended March 31, 2002. The decrease for the quarter ended March 31, 2003, compared to the same period in 2002, was due to expenses incurred in 2002 in connection with outside consulting services. We expect general and administrative expenses to increase in the future in line with our research, development and commercialization activities.

Interest Income.    Interest income decreased to $3.4 million for the quarter ended March 31, 2003, compared to $4.6 million for the quarter ended March 31, 2002. The decrease was due to lower average investment balances and lower average interest rates. The average investment balances were lower primarily as the result of cash used to fund operations. We expect that interest income will continue to fluctuate with average investment balances and market interest rates.

Interest Expense.    Interest expense was $2.6 million for the quarter ended March 31, 2003, which was consistent with interest expense for the quarter ended March 31, 2002. Our subordinated convertible notes account for $2.3 million of the interest in each quarter. We expect that interest expense will fluctuate with average loan balances.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. For at least the next 24 months, operations can be funded from our cash, cash equivalents and marketable securities, which totaled $401.3 million as of March 31, 2003.

In March 2000, we entered into a purchase agreement pursuant to which we sold to certain purchasers $196.3 million in aggregate principal amount of convertible subordinated notes. The offering of the notes was made to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Interest on the notes will accrue at a rate of 4.75% per year, subject to adjustment in certain circumstances. The notes will mature on March 7, 2007 and are convertible into shares of our common stock at a conversion price of $63.84 per share, subject to adjustment in certain circumstances. We may, at our option, redeem the notes at any time for $63.84 per share.

In August 2000, we entered into a financing arrangement with Acqua Wellington to purchase our common stock. As of April 4, 2003, we and Acqua Wellington mutually agreed to terminate the arrangement in accordance with the terms of the purchase agreement. Under the purchase agreement, as amended, we had the ability to sell up to $149.0 million of our common stock to Acqua Wellington through December 2003. The purchase agreement provided that from time to time, in our sole discretion, we could present Acqua Wellington with draw down notices constituting offers to sell our common stock for specified total proceeds over a specified trading period. Once presented with a draw down notice, Acqua Wellington was required to purchase a pro rata portion of shares of our common stock as allocated on each trading day during the trading period on which the daily volume weighted average price for our common stock had exceeded a threshold price that we had determined and stated in the draw down notice. The threshold price we set could not be below $20 per share without Acqua Wellington’s consent. The per share price then equals the daily volume weighted average price on each date during the pricing period, less a 4% to 6% discount (based on our market capitalization). However, if the daily volume weighted average price fell below the threshold price on any day in the pricing period, Acqua Wellington was not required to purchase the pro rata portion of shares allocated to that day, but could have elected to buy that pro rata portion of shares at the threshold price less the applicable 4% to 6% discount.

Further, if during a draw down pricing period we had entered into an agreement with a third party to issue common stock or securities convertible into common stock (excluding stock or options granted pursuant to our stock option, stock purchase or shareholder rights plans, common stock or warrants issued in connection with licensing agreements and/or collaborative agreements and warrants issued in connection with equipment financings) at a net discount to the then current market price, if we had issued common stock with warrants (other than as provided in the prior parenthetical), or if we had implemented a mechanism for the reset of the purchase price of our common stock below the then current market price, then Acqua Wellington could have elected to purchase the shares so requested by us in the draw down notice at the price established pursuant to the prior paragraph, to purchase such shares at the third party’s price, net of discount or fees, or to not purchase our common stock during that draw down pricing period.

The purchase agreement also provided that from time to time, in our sole discretion, we could grant Acqua Wellington a right to exercise one or more call options to purchase additional shares of our common stock during a drawn down pricing period, in an amount and for a threshold price that we determined and stated in the draw down notice. However, the total call amount for any given draw down could not exceed a specified maximum amount, and the amount of proceeds we could have received by exercise of a call option for any given trading day was also limited. If Acqua Wellington exercised the call option, we were obligated to issue and sell the shares of our common stock subject to the call option at a price equal to the greater of the daily volume weighted average price of our common stock on the day Acqua Wellington exercised its call option, or the threshold price for the call option that we had determined, less a 4% to 6% discount (based on our market capitalization).

The combined total value of shares that we had the ability to sell to Acqua Wellington through draw downs and call option exercises under the arrangement could not exceed $149.0 million. In addition, applicable Nasdaq National Market rules limited the number of shares of common stock that we could issue under our purchase agreement with Acqua Wellington to approximately 3,703,000 shares. As of March 31, 2003, we issued an aggregate of 3,687,366 shares of common stock in exchange for aggregate net proceeds of $113.7 million under this arrangement, including $18.7 million during the quarter ended March 31, 2003. Since we effectively reached the Nasdaq limit, as of April 4, 2003, the purchase agreement was terminated in accordance with its terms.

Cash, cash equivalents and marketable securities at March 31, 2003 totaled $401.3 million, compared to $410.9 million at December 31, 2002. The decrease was due to utilizing $26.8 million to fund operations, $1.1 million for capital expenditures and a decrease of $1.8 million in the market value of our investment portfolio, partially offset by $20.0 million raised from the issuance of our common stock, including an aggregate of 1,078,089 shares of common stock in exchange for aggregate net proceeds of $18.7 million of common stock issued pursuant to our agreement with Acqua Wellington.

Net cash used in operations for the quarter ended March 31, 2003 was $26.8 million, compared to $23.2 million for the quarter ended March 31, 2002. The increase was primarily due to greater accrued liabilities in the fourth quarter of 2002 for research, development and general and administrative expenses which were paid in the first quarter of 2003.

As of March 31, 2003, we have invested $25.1 million in property and equipment, with the rate of investment having increased in line with increased research, development and commercialization efforts and as we expand our facilities. We expect to continue to make investments in property and equipment to support our growth.

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

We may require substantial additional funding in order to complete our research and development activities and commercialize any potential products. We currently estimate that our existing resources, projected interest income and future payments, if any, under our collaboration arrangements will be sufficient to meet our operating and capital requirements for at least the next 24 months. However, we cannot assure you that we will not require additional funding prior to then or that additional financing will be available on acceptable terms or at all.

Our future capital requirements will depend on many factors, including the cost of launching our products, the cost of commercializing our products, including marketing, promotional and sales costs, the amount of revenue, if any, that we are able to obtain from any approved products and the time and costs required to achieve those revenues, scientific progress in our research, development and commercialization programs, the size and complexity of these programs, the timing, scope and results of preclinical studies and clinical trials, our ability to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical material and other factors not within our control. We cannot guarantee that the additional financing to meet our capital requirements will be available on acceptable terms or at all. Insufficient funds may require us to delay, scale back or eliminate some or all of our research, development or commercialization programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern. If we issue equity securities to raise additional funds, substantial dilution to existing stockholders may result.

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

We have applied for our first product approval in the United States, but we have not received any product approvals in the United States for the commercial sale of any of our products. We have not applied for or received any regulatory approvals in any foreign jurisdiction for the commercial sale of any of our products. All of our product candidates are either in clinical trials under an Investigational New Drug application, or IND, or applicable foreign regulatory authority submission, or are in preclinical research and development. We have submitted a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, for Ranexa for the potential treatment of chronic angina, but we have not submitted any other NDAs or any equivalent application to any foreign regulatory authorities for any of our product candidates. None of our products have been determined to be safe or effective in humans for any use.

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

We cannot be certain that any of our product development efforts will be completed or that any of our products will be shown to be safe and effective. Regulatory authorities have broad discretion to interpret safety and efficacy data in granting approval and making other regulatory decisions. Even if we believe that a product is safe and effective, we cannot assure you that regulatory authorities will interpret the data the same way and we may not obtain the required regulatory approvals. Furthermore, we may not be able to manufacture our products in commercial quantities or market any products successfully.

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

In addition, data obtained from preclinical and clinical activities are susceptible to different interpretations, which could delay, limit or prevent regulatory approval of our products. For example, some drugs that prolong the electrocardiographic QT interval carry an increased risk of serious cardiac rhythm disturbances, or arrhythmias, while other drugs that prolong the QT interval do not carry an increased risk of arrhythmias. Small but statistically significant increases in the QT interval were observed in clinical trials of Ranexa. However, the clinical significance of such changes remains unclear, and other clinical and preclinical data do not suggest that Ranexa significantly pre-disposes patients to arrhythmias. Regulatory authorities such as the FDA may interpret these data differently, which could delay, limit or prevent regulatory approval of Ranexa.

Delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and/or studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and/or the emergence of new information regarding our products or other products. For example, the initial clinical trials with Ranexa used an immediate release formulation of Ranexa, while a sustained release formulation, which is the formulation intended for commercial use, was used in the Phase III MARISA and CARISA trials and most other clinical trials conducted after 1997. Consequently, the NDA for Ranexa contains data from trials using two different formulations, which is subject to interpretation by the FDA. An unfavorable interpretation of these combined data could delay or prevent regulatory approval. Similarly, as a routine part of the evaluation of any potential drug, clinical studies are generally conducted to assess the potential for drug-drug interactions that could impact potential product safety. While we believe that the interactions between Ranexa and other drugs have been well characterized as part of our clinical development program, the data are subject to regulatory interpretation and an unfavorable interpretation could delay or prevent regulatory approval. Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy change over time and can be affected by many factors, including the emergence of new information (including on other products), changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely expensive and uncertain. We may not be able to maintain our proposed schedules for the submission of an NDA or foreign applications for any of our products. If we submit an NDA to the FDA for any of our products, the FDA must decide whether to either accept or reject the submission for filing. We cannot guarantee that any of our NDA submissions will be accepted for filing and review by the FDA. We cannot guarantee that we will be able to respond to FDA review requests in a timely manner without delaying potential regulatory approval. We also cannot guarantee that any of our products under development will be approved for marketing by the FDA or foreign regulatory authorities. Even if marketing approval of a product is granted, we cannot be certain that we will be able to obtain the labeling claims necessary or desirable for the promotion of the product.

In addition, the regulatory environment in which our regulatory submissions may be reviewed changes over time. For example, average review times at the FDA for marketing approval applications have fluctuated over the last 10 years, and we cannot predict the review time for any of our submissions. In addition, review times at the FDA can be affected by a variety of factors, including federal budget and funding levels and statutory, regulatory and policy changes.

Even if we obtain a marketing approval, we may be required to undertake post-marketing clinical trials or other risk management programs. In addition, identification of side effects or potential safety or dosing compliance issues after a drug is on the market or the occurrence of manufacturing-related problems could cause or require subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials, changes in labeling of the product, and/or additional regulatory approvals.

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

If we receive marketing approval and if any of our products or services become reimbursable by a government health care program, such as Medicare or Medicaid, we will become subject to certain federal and state health care fraud and abuse and reimbursement laws. These laws include the federal “Medicare and Medicaid Fraud and Abuse Act,” “False Claims Act,” “Prescription Drug Marketing Act,” and “Physician Self-Referral Law,” and their many state counterparts. If and when we become subject to such laws, our arrangements with third parties, including health care providers, physicians, vendors, distributors, wholesalers and Innovex, will need to comply with these laws, as applicable. We do not know whether our existing or future arrangements will be found to be compliant. Violations of these statutes could result in substantial criminal and civil penalties and exclusion from governmental health care programs.

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

In addition, we are aware of companies that are developing products that may compete in the same markets as our products. There may also be potentially competitive products of which we are not aware. Many of these potential competitors may have substantially greater product development capabilities and financial, scientific, marketing and sales resources. Other companies may succeed in developing products earlier or obtain approvals from regulatory authorities more rapidly than either we or our corporate partners are able to achieve. Potential competitors may also develop products that are safer, more effective or have other potential advantages compared to those under development or proposed to be developed by us and our corporate partners. In addition, research and development by others could render our technology or our products obsolete or non-competitive.

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

We currently have no sales or distribution capability and only limited marketing capability. As a result, we depend on collaborations with third parties, such as Innovex, Biogen and Fujisawa, which have established distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we have little control. For instance, we have entered into agreements under which Biogen is responsible for worldwide marketing and sales of any product that results from the Adentri™ program, and Fujisawa is responsible for marketing and sales of CVT-3146 in North America. In addition, under our sales and marketing services agreement with Innovex with respect to Ranexa, Innovex will market and sell Ranexa in the United States using a dedicated sales force if and when the FDA approves the marketing of Ranexa. Our successful commercialization of Ranexa depends on Innovex performing its contractual obligations, and the level of success will depend at least in part on Innovex’s efforts. Quintiles, Innovex’s parent corporation, has announced that Quintiles has signed a merger agreement with Pharma Services Holdings, Inc. This pending merger and any necessary associated approvals may cause Quintiles to experience some disruptions to its business. Any disruption to Quintiles’ or Innovex’s business may impair or delay Innovex’s ability to commercialize Ranexa.

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

Under our collaborative arrangements, we or our collaborative partners may also have to meet performance milestones. If we fail to meet our obligations under our collaborative arrangements, our collaborators could terminate their arrangements or we could lose our rights to the compounds under development. For example, under our agreement with Innovex, we are required to launch the product by a specific date. If we fail to reach this milestone, Innovex will no longer be obligated to provide sales and marketing services for Ranexa. Under our agreement with Fujisawa, we are responsible for development activities and must meet development milestones in order to receive development milestone payments. Under our agreement with Biogen, in order for us to receive development milestone payments, Biogen must meet development milestones. Under our license agreement with Syntex for Ranexa, we are required to use commercially reasonable efforts to develop and commercialize ranolazine for angina, and have related milestone payment obligations.

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

We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research and development activities. We have generated no product revenues. As of March 31, 2003, we had an accumulated deficit of $339.3 million. The process of developing and commercializing our products requires significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals and marketing and sales efforts. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future. Even if we are able to obtain marketing approvals and generate product revenues, we may not achieve profitability.

If we are unable to secure additional financing, we may be unable to complete our research and development activities or successfully commercialize any products.

We may require substantial additional funding in order to complete our research and development activities and commercialize any of our products. In the past, we have financed our operations primarily through the sale of equity and debt securities, payments from our collaborators, equipment and leasehold improvement financing and other debt financing. We have generated no product revenue and do not expect to do so until we receive marketing approval and launch one of our products, if at all. We believe that our existing resources, projected interest income and future payments, if any, from our collaboration arrangements, will be sufficient to meet our operating and capital requirements for at least the next 24 months. However, we may require additional funding prior to that time.

Our need for additional funding will depend on many factors, including:

•	the amount of revenue, if any, that we are able to obtain from any approved products, and the time and costs required to achieve those revenues;

•	the timing, scope and results of preclinical studies and clinical trials;

•	the size and complexity of our programs;

•	the time and costs involved in obtaining regulatory approvals;

•	the cost of launching our products;

•	the costs of commercializing our products, including marketing, promotional and sales costs;

•	the cost of manufacturing or obtaining preclinical, clinical and commercial materials;

•	our ability to establish and maintain corporate partnerships;

•	competing technological and market developments;

•	the costs involved in filing, prosecuting and enforcing patent claims; and

•	scientific progress in our research and development programs.

Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may, among other things:

•	have to delay, scale back or eliminate some or all of our research and/or development programs;

•	have to delay, scale back or eliminate some or all of our commercialization activities;

•	lose rights under existing licenses;

•	have to relinquish more of, or all of, our rights to product candidates on less favorable terms than we would otherwise seek; and

•	be unable to operate as a going concern.

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

In addition, we may also become subject to claims that we are using trade secrets of others without having the right to do so. Such claims can result in litigation, which can be expensive, time-consuming and risky to defend.

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

If the market price of our stock continues to be highly volatile, the value of an investment in our common stock may decline.

Within the last 12 months, our common stock has traded between $15.36 and $28.78. The market price of the shares of common stock for our company has been and may continue to be highly volatile. Announcements may have a significant impact on the market price of our common stock. These announcements may include:

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

Within 90 days of the filing of this report, our Chief Executive Officer and our Chief Financial Officer, with the participation of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Since the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number
4.1	Warrant to Purchase Shares of Common Stock dated April 1, 2003 issued to The Wheatley Family Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek.

10.62

Fourth Amendment to Lease, dated as of April 1, 2003, between the Registrant and The Wheatley Family Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek.

(b)	Reports on Form 8-K

CV Therapeutics filed current reports on Form 8-K with the Commission:

•	On January 3, 2003, with respect to a press release dated December 30, 2003 announcing that the Registrant had submitted a new application (NDA) for Ranexa (ranolazine) to the U.S. Food and Drug Administration seeking approval of Ranexa for the treatment of chronic angina.

•	On January 21, 2003, with respect to a press release dated January 17, 2003 announcing that in a recent preclinical study, Ranexa (ranolazine) was shown both to terminate and to suppress ventricular tachycardias.

•	On January 31, 2003, with respect to the sale of 378,089 shares of the Registrant’s common stock to Acqua Wellington North American Equities Fund, Ltd.

•	On February 19, 2003, with respect to a press release dated February 19, 2003 announcing certain financial results for the financial quarter and full year ended December 31, 2002.

•	On March 5, 2003, with respect to a press release dated March 5, 2003 announcing that the U.S. Food and Drug Administration has accepted the Registrant’s new drug application for Ranexa (ranolazine) for filing.

•	On March 18, 2003, with respect to a press release dated March 18, 2003 announcing that the Registrant received a Notice of Allowance and two newly issued patents from the United States Patent and Trademark Office which grant the Registrant additional issued claims related to its lead proprietary compound, Ranexa (ranolazine).

•	On March 24, 2003, with respect to the sale of 700,000 shares of the Registrant’s common stock to Acqua Wellington North American Equities Fund, Ltd.

•	On April 1, 2003, with respect to a press release dated April 1, 2003 announcing that angina patients with diabetes who participated in the CARISA (Combination Assessment of Ranolazine in Stable Angina) trial showed a similar increase in symptom-limited exercise duration and a similar adverse event profile as angina patients without diabetes.

•	On April 8, 2003, with respect to the termination on April 4, 2003 of the Amended and Restated Common Stock Purchase Agreement, effective as of August 7, 2000, by and between the Registrant and Acqua Wellington North American Equities Fund, Ltd.

•	On April 16, 2003, with respect to a press release dated April 16, 2003 announcing certain financial results for the financial quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CV THERAPEUTICS, INC.

Date: May 14, 2003	By:	/s/ LOUIS G. LANGE, M.D., PH.D.
Louis G. Lange, M.D., Ph.D. Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2003	By:	/s/ DANIEL K. SPIEGELMAN
Daniel K. Spiegelman Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Louis G. Lange, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CV Therapeutics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date:    May 14, 2003

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

Date:    May 14, 2003

/s/ DANIEL K. SPIEGELMAN
Daniel K. Spiegelman Chief Financial Officer