Form 10-Q
period 2003-06-30
CV THERAPEUTICS INC
filed 2003-08-14
CIK 921506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended June 30, 2003.

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

The number of shares of Common Stock, $0.001 par value, outstanding as of August 1, 2003 was 28,434,156.

CV THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2002	June 30, 2003
	(A)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,767	$30,735
Marketable securities	392,146	443,386
Other current assets	8,952	9,731

Total current assets	419,865	483,852
Notes receivable from related parties	1,120	888
Property and equipment, net	15,934	15,201
Other assets	4,083	12,833

Total assets	$441,002	$512,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,542	$1,760
Accrued liabilities	13,943	10,867
Current portion of capital lease obligation	393	411
Current portion of deferred revenue	1,029	1,029

Total current liabilities	20,907	14,067
Capital lease obligation	393	182
Convertible subordinated notes	196,250	296,250
Deferred revenue	2,601	2,087
Other liabilities	1,886	2,536

Total liabilities	222,037	315,122

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized, 27,116,805 and 28,429,569 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively; at amounts paid in	533,522	557,449
Accumulated deficit	(318,525)	(362,114)
Accumulated other comprehensive income	3,968	2,317

Total stockholders’ equity	218,965	197,652

Total liabilities and stockholders’ equity	$441,002	$512,774

(A)	Derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002

See accompanying notes

CV THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Revenues:
Collaborative research	$1,120	$1,717	$2,334	$3,514
Operating expenses:
Research and development	26,974	17,212	46,435	34,090
Sales and marketing	2,527	3,196	3,866	6,055
General and administrative	4,013	4,487	8,211	8,003

Total operating expenses	33,514	24,895	58,512	48,148

Loss from operations	(32,394)	(23,178)	(56,178)	(44,634)
Interest income	3,303	3,015	7,863	6,370
Interest expense	(2,599)	(2,662)	(5,202)	(5,249)
Other expense	(33)	(38)	(72)	(76)

Net loss	$(31,723)	$(22,863)	$(53,589)	$(43,589)

Basic and diluted net loss per share	$(1.23)	$(0.81)	$(2.09)	$(1.56)

Shares used in computing basic and diluted net loss per share	25,790	28,342	25,656	27,909

See accompanying notes

CV THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,589)	$(43,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Losses (gains) on the sale of investments	546	(1,598)
Non cash stock compensation	(104)	509
Depreciation and amortization	4,308	6,408
Change in assets and liabilities:
Other current assets	4,227	(779)
Other assets	—	(4,214)
Accounts payable	(750)	(3,781)
Accrued and other liabilities	(708)	(2,427)
Deferred revenue	(515)	(514)

Net cash used in operating activities	(46,585)	(49,985)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(247,041)	(280,832)
Maturities of investments	35,430	4,650
Sales of investments	213,098	220,959
Capital expenditures	(4,863)	(1,302)
Notes receivable from officers and employees	(169)	232

Net cash used in investing activities	(3,545)	(56,293)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(409)	(192)
Borrowings under convertible subordinated debt, net of issuance costs	—	97,000
Net proceeds from issuance of common stock	10,524	21,438

Net cash provided by financing activities	10,115	118,246

Net increase (decrease) in cash and cash equivalents	(40,015)	11,968
Cash and cash equivalents at beginning of period	80,911	18,767

Cash and cash equivalents at end of period	$40,896	$30,735

See accompanying notes

CV THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of CV Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles, are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for, the interim periods presented. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2003 or of future operating results for any interim period. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which includes the audited consolidated financial statements and the notes thereto.

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated.

Reclassification

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. Sales and marketing expenses have previously been included in research and development expenses and all prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), established standards for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on our available-for-sale securities to be included in other comprehensive income (loss) as an element of stockholder’s equity. At each balance sheet date presented, our cumulative other comprehensive income consists solely of unrealized gains and losses on available-for-sale investment securities. Comprehensive loss was $30.2 million and $23.7 million for the quarters ended June 30, 2002 and June 30, 2003, respectively, and $56.2 million and $45.2 million for the six-months ended June 30, 2002 and June 30, 2003, respectively.

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

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

We have elected to continue to account for stock options granted to employees using the intrinsic-value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and thus recognize no compensation expense for options granted with exercise prices equal to the fair market value of our common stock on the date of grant. We recognize compensation for options granted to consultants based on the Black-Scholes option pricing model in accordance with Emerging Issues Task Force Consensus No. 96-18. Deferred compensation is recorded when stock options are granted to employees at prices lower than the fair market value. The amount is amortized to expense over the vesting period of the related options.

For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

The following table illustrates the effect on reported net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation, for the periods presented (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Net loss:
As reported	$(31,723)	$(22,863)	$(53,589)	$(43,589)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(5,501)	(5,310)	(11,488)	(10,909)

Pro forma net loss	$(37,224)	$(28,173)	$(65,077)	$(54,498)

Net loss per share basic and diluted:
As reported	$(1.23)	$(0.81)	$(2.09)	$(1.56)

Pro forma	$(1.44)	$(0.99)	$(2.54)	$(1.95)

The weighted-average fair values of options granted with exercise prices at fair market value of our common stock were $9.87 and $14.46 during the quarters ended June 30, 2002 and June 30, 2003, respectively, and $13.68 and $13.55 during the six-months ended June 30, 2002 and June 30, 2003, respectively.

The fair value of our stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Expected life (years)	5.1	4.8	5.1	4.9
Expected volatility	.65	.65	.65	.65
Risk-free interest rate	3.5%	2.5%	3.5%	3.3%

Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares have been excluded from the computation as their effect is antidilutive.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45, in January 2003, did not have a material effect on our results of operations and financial position.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Our adoption of EITF Issue No. 00-21 on July 1, 2003 is not expected to have a material effect on our results of operations and financial position.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Our adoption of FIN 46 did not have a material effect on our results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150), which provides guidance for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS 150 to have an impact on our results of operations and financial position.

2.	Senior Subordinated Convertible Debentures

In June 2003, we completed a private placement of $100.0 million aggregate principal amount of 2.0% senior subordinated convertible debentures due May 16, 2023. The holders of the debentures may require us to purchase all or a portion of their debentures on May 16, 2010, May 16, 2013 and May 16, 2018, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. The debentures are unsecured and subordinated in right of payment to all existing and future senior debt, as defined in the indenture governing the debentures, equal in right of payment to our future senior subordinated debt and senior in right of payment to our existing and future subordinated debt. We pay interest semi-annually on May 16 and November 16 of each year. The initial conversion rate, which is subject to adjustment in certain circumstances, is 21.0172 shares of common stock per $1,000 principal amount of debentures. This is equivalent to an initial conversion price of $47.58 per share. We may, at our option, redeem all or a portion of the debentures at any time on or after May 16, 2006 at pre-determined prices from 101.143% to 100.000% of the face value of the debentures per $1,000 of principal amount, plus accrued and unpaid interest to the date of redemption.

We have reserved 2,101,720 shares of authorized common stock for issuance upon conversion of the debentures. We incurred issuance costs related to this private placement of approximately $3.0 million, which have been recorded as other assets and are being amortized to interest expense over the life of the debentures. Additionally, in connection with the private placement, we have restricted cash of approximately $6.0 million, of which approximately $2.0 million is included in other current assets and approximately $4.0 million in other assets. The restricted cash secures the first six interest payments due on the debentures.

Holders may convert their debentures into shares of our common stock only under any of the following circumstances: (1) during any calendar quarter after the quarter ending September 30, 2003, if the sale price of our common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, is greater than or equal to 120% of the conversion price per share of our common stock, (2) during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 97% of the product of the sale price of our common stock and the conversion rate on each such day, (3) if the debentures have been called for redemption by us, or (4) upon the occurrence of specified corporate transactions.

We have agreed to file a shelf registration statement with the Securities and Exchange Commission for the resale of the debentures and the common stock issuable upon conversion of the debentures. We have agreed to keep the shelf registration statement effective until two years after the latest date on which we issue debentures in the offering. If we do not comply with these registration obligations, we will be required to pay liquidated damages to the holders of the debentures or the common stock issuable upon conversion of the debentures.

3.	Commitments

We lease our two primary facilities under noncancellable operating leases. The lease for one facility expires in April 2014 with an option to renew for eleven years. The lease for the second facility incorporates a sublease that expires in February 2005, and a master lease that expires in April 2012. In addition, we have leased certain fixed assets under capital leases with expiration dates through 2004.

We have entered into certain manufacturing-related agreements in connection with the future commercial production of Ranexa™.

Minimum payments under these commitments are as follows:

	Manufacturing Agreements	Operating Leases	Capital Leases
	(in thousands)
Year ending December 31,
2003	$6,131	$10,739	$224
2004	2,912	10,993	410
2005	2,250	8,339	—
2006	2,250	13,085	—
2007	2,250	13,038	—
2008 and thereafter	—	69,029	—

Total minimum payments	$15,793	$125,223	634

Less amount representing interest			(41)

Present value of future lease payments			593
Less current portion			(411)

Long-term portion			$182

Under the manufacturing-related agreements, additional payments above the specified minimums will be required if the FDA approves Ranexa, and in connection with the manufacture of Ranexa.

4.	Stockholders’ Equity

In January 2003, we sold 378,089 shares of our common stock for net proceeds of $6.9 million under our now-terminated financing arrangement with Acqua Wellington North American Equities Fund, Ltd. In March 2003, we sold 700,000 shares of our common stock for net proceeds of $11.8 million under our now-terminated financing arrangement with Acqua Wellington.

As of April 4, 2003, we and Acqua Wellington mutually agreed to terminate the financing arrangement in accordance with the terms of the purchase agreement. Under the arrangement, the combined total value of shares that we could sell to Acqua Wellington through draw downs and call option exercises under the arrangement could not exceed $149.0 million. In addition, applicable Nasdaq National Market rules limit the number of shares of common stock that we could issue under our purchase agreement with Acqua Wellington to approximately 3,703,000 shares. As of the termination date, we had issued 3,687,366 shares of common stock in exchange for aggregate net proceeds of $113.7 million under this arrangement. Since we effectively had reached the Nasdaq limit, the purchase agreement was terminated.

In April 2003, we amended the lease on our 3172 Porter Drive facility in Palo Alto, California to, among other things, extend the term of the lease until April 2014 and provide for rent reductions, facility improvements and the issuance to the landlord of a warrant to purchase 200,000 shares of our common stock at an exercise price of $17.29 per share. The warrant is exercisable, in whole or in part, during the term commencing on April 1, 2003 (Issuance Date) and ending at the later of (A) the tenth anniversary of the Issuance Date if (but only if) at any time prior to the fifth anniversary of the Issuance Date, the closing price of our common stock on the Nasdaq National Market is less than $34.58 for each trading day during any period of twenty consecutive trading days or (B) the fifth anniversary of the Issuance Date. We intend to account for the warrant as non-cash rent expense over the life of the lease.

5.	Subsequent Events

On July 3, 2003, we entered into a new financing arrangement with Acqua Wellington North American Equities Fund, Ltd. which provides that Acqua Wellington is committed to purchase up to $100.0 million of our common stock, or the number of shares which is one less than twenty percent of the issued and outstanding shares of our common stock as of July 3, 2003, whichever occurs first, over the 28-month term of this new purchase agreement.

On July 9, 2003, we and Quintiles Transnational Corp. modified our commercialization agreement for Ranexa. The modified agreement provides us with complete commercialization rights for Ranexa, including the opportunity to hire and train a dedicated cardiovascular sales force. Quintiles and its commercial sales and marketing subsidiary, Innovex Inc., will continue to have a commercialization services relationship with us relating to Ranexa and also will become a preferred provider of their full range of pharmaceutical services to us. In addition, pursuant to the modified agreement, Quintiles received a warrant to purchase 200,000 shares of our common stock at an exercise price of $32.93 per share.

On August 8, 2003, a purported securities class action lawsuit captioned David Crossen, et al. v. CV Therapeutics, Inc., et al. was filed in United States District Court for the Northern District of California. The lawsuit was filed on behalf of a purported class of purchasers of the Company’s securities, against the Company and certain of its officers and directors, and alleges violations of federal securities laws. The lawsuit alleges that the defendants made statements concerning the Company’s New Drug Application for Ranexa, a drug for the potential treatment of chronic angina, that the statements were allegedly misleading or contained material omissions, and that these alleged improper acts took place in the spring and summer of 2003. The lawsuit seeks unspecified damages. As is typical in this type of litigation, at least one other purported securities class action lawsuit containing substantially similar allegations has since been filed against the defendants, and we expect that additional lawsuits containing substantially similar allegations may be filed in the near future. The Company believes the claims are meritless and intends to defend against them vigorously.

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

Overview

CV Therapeutics is a biopharmaceutical company focused on the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. Since our inception in December 1990, substantially all of our resources have been dedicated to research and development. To date, we have not generated any product revenues and do not expect to generate any product revenues until we receive marketing approval and launch of one of our products, if at all. Until that time, we expect our sources of revenues, if any, to consist of payments under corporate partnerships and interest income. As of June 30, 2003, we had an accumulated deficit of $362.1 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as marketing approvals. These activities, together with our sales and marketing expenses and our general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future. We will not receive product revenues unless and until we or our collaborative partners complete clinical trials, obtain marketing approval, and successfully commercialize one or more of our products.

We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, potential competition, use of hazardous materials and retention of key employees. In order for a product to be commercialized, it will be necessary for us and, in some cases, our collaborators, to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

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

Clinical Trial Accruals

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

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

Results of Operations

Collaborative Research Revenues. Collaborative research revenues increased to $1.7 million for the quarter ended June 30, 2003, compared to $1.1 million for the quarter ended June 30, 2002. Collaborative research revenues increased to $3.5 million for the six-month period ended June 30, 2003, compared to $2.3 million for the six-month period ended June 30, 2002. The increases for the quarter and six-month periods ended June 30, 2003, compared to the same periods in 2002, were due to greater reimbursement of certain development costs related to our collaboration with Fujisawa Healthcare, Inc. for the development of CVT-3146.

Research and Development Expenses. Research and development expenses decreased to $17.2 million for the quarter ended June 30, 2003, compared to $27.0 million for the quarter ended June 30, 2002. Research and development expenses decreased to $34.1 million for the six-month period ended June 30, 2003, compared to $46.4 million for the six-month period ended June 30, 2002. The decreases for the quarter and six-month periods ended June 30, 2003, compared to the same periods in 2002, were primarily due to manufacturing and NDA filing expenses incurred in 2002 that were not incurred in 2003.

Management categorizes research and development expenditures into amounts related to preclinical research and amounts related to three clinical development programs: Ranexa, CVT-3146 and tecadenoson (CVT-510). During the quarter ended June 30, 2003, we incurred approximately 77.1% of our research and development expenditures, or approximately $13.3 million, in connection with clinical development programs, and the remaining 22.9% of our research and development expenditures, or $3.9 million, in connection with preclinical research programs. By comparison, during the quarter ended June 30, 2002, we incurred approximately 87.0% of our research and development expenditures, or approximately $23.5 million, in connection with clinical development programs and the remaining 13.0% of our research and development expenditures, or $3.5 million, in connection with preclinical research programs. During the six-month period ended June 30, 2003, we incurred approximately 77.8% of our research and development expenditures, or approximately $26.5 million, in connection with clinical development programs and the remaining 22.2% of our research and development expenditures, or $7.6 million, in connection with preclinical research programs. In comparison we incurred approximately 80.8% of our research and development expenditures, or approximately $37.5 million, in connection with clinical development programs and the remaining 19.2% of our research and development expenditures, or $8.9 million, in connection with preclinical research programs.

Sales and Marketing Expenses. Sales and marketing expenses increased to $3.2 million for the quarter ended June 30, 2003, compared to $2.5 million for the quarter ended June 30, 2002. Sales and marketing expenses increased to $6.1 million for the six-month period ended June 30, 2003, compared to $3.9 million for the six-month period ended June 30, 2002. The increases for the quarter and six-month periods, compared to the same periods in 2002, were primarily due to pre-commercialization activities for the Ranexa program, including expenses for marketing planning and marketing communications. We expect sales and marketing expenses to increase in the future as we further expand our pre-commercialization activities. If we obtain FDA marketing approval for Ranexa and subsequently launch Ranexa, our sales and marketing expenses will increase substantially in the future. Sales and marketing expenses have previously been included in research and development expenses, and all prior period amounts have been reclassified to conform to the current period presentation.

General and Administrative Expenses. General and administrative expenses increased to $4.5 million for the quarter ended June 30, 2003, compared to $4.0 million for the quarter ended June 30, 2002. General and administrative expenses decreased to $8.0 million for the six-month period ended June 30, 2003, compared to $8.2 million for the six-month period ended June 30, 2002. The increase for the quarter ended June 30, 2003 and the decrease for the six-month period ended June 30, 2003, compared to the same periods in 2002, were each primarily due to fluctuations in expenses associated with outside consulting services. We expect general and administrative expenses to increase in the future in line with our research, development and commercialization activities.

Interest Income. Interest income decreased to $3.0 million for the quarter ended June 30, 2003, compared to $3.3 million for the quarter ended June 30, 2002. Interest income decreased to $6.4 million for the six-month period ended June 30, 2003, compared to $7.9 million for the six-month period ended June 30, 2002. The decreases for the quarter and six-month periods were primarily due to lower average investment balances and lower average interest rates. The average investment balances were lower primarily as the result of cash used to fund operations. We expect that interest income will continue to fluctuate with average investment balances and market interest rates.

Interest Expense. Interest expense increased to $2.7 million for the quarter ended June 30, 2003, compared to $2.6 million for the quarter ended June 30, 2002. Interest expense for the six-month period ended June 30, 2003 was $5.2 million, which was consistent with interest expense for the six-month period ended June 30, 2002. The increase for the quarter ended June 30, 2003 was primarily due to twelve days’ amortization of debt issuance costs and interest associated with the June 2003 placement of our 2.0% senior subordinated convertible debentures. Our subordinated convertible notes issued in March 2000 currently account for $2.3 million of the interest expense in each quarter, which will increase by $500,000 to $2.8 million in future quarters as a result of the issuance in June 2003 of our 2.0% senior subordinated convertible debentures. We expect that interest expense will fluctuate with average loan balances.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. For at least the next 24 months, we expect operations to be funded from our cash, cash equivalents and marketable securities, which totaled $474.1 million as of June 30, 2003.

In March 2000, we completed a private placement of $196.3 million aggregate principal amount of convertible subordinated notes due March 7, 2007. The notes are unsecured and subordinated in right of payment to all existing and future senior debt, as defined in the indenture governing the notes, including our 2.0% senior subordinated convertible debentures issued in June 2003. Interest on the notes accrues at a rate of 4.75% per year, subject to adjustment in certain circumstances. We pay interest semi-annually on March 7 and September 7 of each year. The initial conversion rate, which is subject to adjustment in certain circumstances, is 15.6642 shares of common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $63.84 per share. We may, at our option, redeem all or a portion of the notes at any time at pre-determined prices from 102.714% to 100.679%% of the face value of the notes per $1,000 of principal amount, plus accrued and unpaid interest to the date of redemption.

In August 2000, we entered into a financing arrangement with Acqua Wellington to purchase our common stock. As of April 4, 2003, we and Acqua Wellington mutually agreed to terminate the financing arrangement in accordance with the terms of the purchase agreement. Under the purchase agreement, as amended, we had the ability to sell up to $149.0 million of our common stock to Acqua Wellington through December 2003. Applicable Nasdaq National Market rules limited the number of shares of common stock that we could issue under our purchase agreement with Acqua Wellington to approximately 3,703,000 shares. As of June 30, 2003, we issued an aggregate of 3,687,366 shares of common stock in exchange for aggregate net proceeds of $113.7 million under this arrangement, including $18.7 million during the six-month period ended June 30, 2003. Since we effectively reached the Nasdaq limit, as of April 4, 2003, the purchase agreement was terminated in accordance with its terms.

In July 2003, we entered into a new financing arrangement with Acqua Wellington to purchase our common stock. Under the new purchase agreement, we have the ability to sell up to $100.0 million of our common stock, or the number of shares which is one less than twenty percent (20.0%) of the issued and outstanding shares of our common stock as of July 3, 2003, whichever occurs first, to Acqua Wellington through November 2005. The purchase agreement provides that from time to time, in our sole discretion, we may present Acqua Wellington with draw down notices constituting offers to sell our common stock for specified total proceeds over a specified trading period. Once presented with a draw down notice, Acqua Wellington is required to purchase a pro rata portion of shares of our common stock as allocated on each trading day during the trading period on which the daily volume weighted average price for our common stock had exceeded a threshold price that we have determined and stated in the draw down notice. The per share price then equals the daily volume weighted average price on each date during the pricing period, less a 3.8% to 5.8% discount (based on our market capitalization). However, if the daily volume weighted average price falls below the threshold price on any day in the pricing period, Acqua Wellington is not required to purchase the pro rata portion of shares allocated to that day, but may elect to buy that pro rata portion of shares at the threshold price less the applicable 3.8% to 5.8% discount. Upon each sale of our common stock to Acqua Wellington under the purchase agreement, we have also agreed to pay Alder Creek Capital, L.L.C., Member NASD/SIPC, a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Acqua Wellington.

Further, if during a draw down pricing period we enter into an agreement with a third party to issue common stock or securities convertible into common stock (excluding stock or options granted pursuant to our stock option, stock purchase or shareholder rights plans, common stock or warrants issued in connection with licensing agreements and/or collaborative agreements and warrants issued in connection with equipment financings) at a net discount to the then current market price, if we issue common stock with warrants (other than as provided in the prior parenthetical), or if we implement a mechanism for the reset of the purchase price of our common stock below the then current market price, then Acqua Wellington may elect to purchase the shares so requested by us in the draw down notice at the price established pursuant to the prior paragraph, to purchase such shares at the third party’s price, net of discount or fees, or to not purchase our common stock during that draw down pricing period.

The purchase agreement also provides that from time to time, in our sole discretion, we may grant Acqua Wellington a right to exercise one or more call options to purchase additional shares of our common stock during a drawn down pricing period, in an amount and for a threshold price that we determine and state in the draw down notice. However, the total call amount for any given draw down cannot exceed a specified maximum amount, and the amount of proceeds we may receive by exercise of a call option for any given trading day is also limited. If Acqua Wellington exercises the call option, we are obligated to issue and sell the shares of our common stock subject to the call option at a price equal to the greater of the daily volume weighted average price of our common stock on the day Acqua Wellington exercises its call option, or the threshold price for the call option that we determine, less a 3.8% to 5.8% discount (based on our market capitalization).

The combined total value of shares that we have the ability to sell to Acqua Wellington through draw downs and call option exercises under the financing arrangement cannot exceed $100.0 million or the number of shares which is one less than twenty percent (20.0%) of the issued and outstanding shares of our common stock as of July 3, 2003, whichever occurs first.

In June 2003, we completed a private placement of $100.0 million aggregate principal amount of 2.0% senior subordinated convertible debentures due May 16, 2023. The holders of the debentures may require us to purchase all or a portion of their debentures on May 16, 2010, May 16, 2013 and May 16, 2018, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. The debentures are unsecured and subordinated in right of payment to all existing and future senior debt, as defined in the indenture governing the debentures, equal in right of payment to our future senior subordinated debt and senior in right of payment to our existing and future subordinated debt, including our 4.75% convertible subordinated notes issued in March 2000. We pay interest semi-annually on May 16 and November 16 of each year. The initial conversion rate, which is subject to adjustment in certain circumstances, is 21.0172 shares of common stock per $1,000 principal amount of debentures. This is equivalent to an initial conversion price of $47.58 per share. We may, at our option, redeem all or a portion of the debentures at any time on or after May 16, 2006 at pre-determined prices from 101.143% to 100.000% of the face value of the debentures per $1,000 of principal amount, plus accrued and unpaid interest to the date of redemption.

Cash, cash equivalents and marketable securities at June 30, 2003 totaled $474.1 million, compared to $410.9 million at December 31, 2002. The increase was primarily due to net proceeds from the issuance of $100.0 million in 2.0% senior subordinated convertible debentures and $21.4 million raised from the issuance of our common stock, including net proceeds of $18.7 million of common stock issued pursuant to our now-terminated financing arrangement with Acqua Wellington, partially offset by $49.9 million utilized to fund operations and $1.3 million utilized for capital expenditures.

Net cash used in operations for the six-month period ended June 30, 2003 was $49.9 million, compared to $46.6 million for the six-month period ended June 30, 2002. The increase was primarily due to a $6.0 million increase in current and other assets, which consists of funding of an escrow account to secure the first six scheduled interest payments of the 2.0% senior subordinated convertible debentures.

As of June 30, 2003, we have invested $25.4 million in property and equipment, with the rate of investment having increased in line with increased research, development and commercialization efforts and as we expand our facilities. We expect to continue to make investments in property and equipment to support our growth.

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

Our future capital requirements will depend on many factors, including the cost of launching our products, the cost of commercializing our products, including marketing, promotional and sales costs, the amount of revenue, if any, that we are able to obtain from any approved products and the time and costs required to achieve those revenues, scientific progress in our research and development programs, the size and complexity of these programs, the timing, scope and results of preclinical studies and clinical trials, our ability to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical material and other factors not within our control. We cannot guarantee that the additional financing to meet our capital requirements will be available on acceptable terms or at all. Insufficient funds may require us to delay, scale back or eliminate some or all of our research, development or commercialization programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern. If we issue equity securities to raise additional funds, substantial dilution to existing stockholders may result.

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

We have applied for our first product approval in the United States, but we have not received any product approvals in the United States for the commercial sale of any of our products. We have not applied for or received any regulatory approvals in any foreign jurisdiction for the commercial sale of any of our products. All of our product candidates are either in clinical trials under an Investigational New Drug application, or IND, or applicable foreign regulatory authority submission, or are in preclinical research and development. We have submitted a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, for Ranexa for the potential treatment of chronic angina, but we have not submitted any other NDAs or equivalent applications to any foreign regulatory authorities for any of our product candidates. None of our products have been determined to be safe or effective in humans for any use.

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

Delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and/or studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and/or the emergence of new information regarding our products or other products. For example, the initial clinical trials with Ranexa used an immediate release formulation of Ranexa, while a sustained release formulation, which is the formulation intended for commercial use, was used in the Phase III MARISA and CARISA trials and most other clinical trials conducted after 1997. Consequently, the NDA for Ranexa contains data from trials using two different formulations, which is subject to interpretation by the FDA. An unfavorable interpretation of these combined data could delay or prevent regulatory approval. Similarly, as a routine part of the evaluation of any potential drug, clinical studies are generally conducted to assess the potential for drug-drug interactions that could impact potential product safety. While we believe that the interactions between Ranexa and other drugs have been well characterized as part of our clinical development program, the data are subject to regulatory interpretation and an unfavorable interpretation could delay, limit or prevent regulatory approval. Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy change over time and can be affected by many factors, including the emergence of new information (including on other products), changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

We may be unable to maintain our proposed schedules for IND and equivalent foreign applications and clinical protocol submissions to the FDA and other regulatory authorities, initiations of clinical trials and completions of clinical trials, as a result of FDA or other regulatory action or other factors such as lack of funding or complications that may arise in any phase of the clinical trial program.

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

The research, testing, manufacturing and marketing of drug products are subject to extensive regulation by numerous regulatory authorities in the United States and other countries. Failure to comply with FDA or other applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions. These include without limitation:

•	warning letters;

•	civil penalties;

•	criminal penalties;

•	injunctions;

•	product seizure or detention;

•	product recalls;

•	total or partial suspension of manufacturing; and

•	FDA refusal to review or approve pending NDAs or supplements to approved NDAs.

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely expensive and uncertain. We may not be able to maintain our proposed schedules for the submission of an NDA or foreign applications for any of our products. If we submit an NDA to the FDA for any of our products, the FDA must decide whether to either accept or reject the submission for filing. We cannot guarantee that any of our NDA submissions will be accepted for filing and review by the FDA. We cannot guarantee that we will be able to respond to FDA review requests in a timely manner without delaying potential regulatory approval. We also cannot guarantee that any of our products under development will receive a favorable recommendation from any FDA advisory panel or be approved for marketing by the FDA or foreign regulatory authorities. Even if marketing approval of a product is granted, we cannot be certain that we will be able to obtain the labeling claims necessary or desirable for the promotion of the product.

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

If we receive marketing approval and if any of our products or services become reimbursable by a government health care program, such as Medicare or Medicaid, we will become subject to certain federal and state health care fraud and abuse and reimbursement laws. These laws include the federal “Medicare and Medicaid Fraud and Abuse Act,” “False Claims Act,” “Prescription Drug Marketing Act,” and “Physician Self-Referral Law,” and their many state counterparts. When we become subject to such laws, our arrangements with third parties, including health care providers, physicians, vendors, distributors, wholesalers and others, will need to comply with these laws, as applicable. We do not know whether our existing or future arrangements will be found to be compliant. Violations of these statutes could result in substantial criminal and civil penalties and exclusion from governmental health care programs.

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

We have no marketing or sales experience, and if we are unable to develop our own sales and marketing capability or if we are unable to enter into or maintain collaborations with marketing partners, we may not be successful in commercializing our products.

Our successful commercialization of Ranexa depends on our ability to establish an effective sales and marketing organization. We currently have no sales or distribution capability and only limited marketing capability. With the recent amendment to our sales and marketing services agreement with Innovex, we will now market Ranexa directly. In order to do this, we will have to develop our own specialized marketing and sales force with technical expertise and with supporting distribution capability. Developing a marketing and sales force is expensive and time consuming and could delay any product launch. We cannot be certain that we will be able to develop this capacity.

We also depend on collaborations with third parties, such as Biogen and Fujisawa, which have established distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we have little control. For instance, we have entered into agreements under which Biogen is responsible for worldwide marketing and sales of any product that results from the Adentri™ program, and Fujisawa is responsible for marketing and sales of CVT-3146 in North America.

We are spending significant amounts of capital preparing for the commercialization of Ranexa prior to FDA approval of Ranexa.

The significant amounts of capital that we are spending to provide and/or enhance infrastructure, headcount and inventory in preparation for the potential launch of Ranexa could be lost if we do not receive FDA marketing approval for Ranexa. Our Ranexa commercialization efforts involve building our sales and marketing infrastructure, increasing our marketing communications efforts, expanding our manufacturing activities to have inventory of commercial supplies of Ranexa and planning for the hiring of a national sales force. These activities involve significant current expenditures and future commitments of capital. If the FDA does not approve Ranexa, these capital expenditures and commitments could be lost. In addition, if FDA approval of Ranexa is delayed, we will incur additional commercialization expenses at a later date to prepare for a delayed launch of Ranexa.

If we are unable to compete successfully in our market, it will harm our business.

Our ability to compete successfully in our market will directly affect the market acceptance of our products. The pharmaceutical and biopharmaceutical industries, and the market for cardiovascular drugs in particular, are intensely competitive. If our products receive regulatory approvals, they will often compete with well-established, proprietary and generic cardiovascular therapies that have generated substantial sales over a number of years and are widely used by health care practitioners. Even if our products have no direct competition, the promotional efforts for our products will have to compete against the promotional efforts of other products in order to be noticed by physicians and patients. Moreover, the level of promotional effort in the pharmaceutical and biopharmaceutical markets has increased substantially. Market acceptance of our products will be affected by the level of promotional effort that we are able to provide for our products. The level of our promotional efforts will depend in part on our ability to recruit, train and deploy an effective sales and marketing organization. We cannot assure you that the level of promotional effort that we will be able to provide for our products will be sufficient to obtain market acceptance of those products.

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

Under our collaborative arrangements, we or our collaborative partners may also have to meet performance milestones. If we fail to meet our obligations under our collaborative arrangements, our collaborators could terminate their arrangements or we could lose our rights to the compounds under development. For example, under our agreement with Fujisawa, we are responsible for development activities and must meet development milestones in order to receive development milestone payments. Under our agreement with Biogen, in order for us to receive development milestone payments, Biogen must meet development milestones. Under our license agreement with Syntex for Ranexa, we are required to use commercially reasonable efforts to develop and commercialize ranolazine for angina, and have related milestone payment obligations.

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

We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research and development activities. We have generated no product revenues. As of June 30, 2003, we had an accumulated deficit of $362.1 million. The process of developing and commercializing our products requires significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals and marketing and sales efforts. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future. Even if we are able to obtain marketing approvals and generate product revenues, we may not achieve profitability.

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

Our need for additional funding will depend on many factors, including, without limitation:

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

Our success will depend to a significant degree on our ability to, among other things:

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

Furthermore, we and our third party manufacturers, laboratories and clinical testing sites must pass preapproval inspections of facilities by the FDA and corresponding foreign regulatory authorities before obtaining marketing approvals. In addition, manufacturing facilities are subject to periodic inspection by the FDA and foreign regulatory authorities. We cannot guarantee that any such inspections will not result in compliance issues that could prevent or delay marketing approval, or require us to expend money or other resources to correct. In addition, drug product manufacturing facilities in California must be licensed by the State of California, and other states may have comparable requirements. We cannot assure you that we will be able to obtain such licenses.

Our business depends on certain key personnel, the loss of whom could weaken our management team, and on attracting and retaining qualified personnel.

The growth of our business and our success depends in large part on our ability to attract and retain key management, research and development, sales and marketing and other operating and administrative personnel. In particular, the successful and timely launch of Ranexa will depend in large part on our ability to recruit and train an effective sales and marketing organization in a timely fashion. We cannot assure you that we will be able to attract and retain the qualified personnel or develop the expertise needed to launch Ranexa or to continue to advance our other research and development programs. Our ability to attract and retain key employees in a competitive recruiting environment is dependent on our ability to offer competitive compensation packages, which typically include stock option grants. Current and proposed changes in laws, regulations, corporate governance standards, listing requirements and accounting treatments regarding stock options and other common compensation features, such as loans, may limit or impair our ability to attract and retain key personnel. Although we have entered into executive severance agreements and have a severance plan as well, we have not entered into any employment agreements with key executives. The loss of the services of one or more members of these groups or the inability to attract and retain additional personnel and develop expertise as needed could limit our ability to develop and commercialize our existing drugs and future drug candidates. Such persons are in high demand and often receive competing employment offers.

Our failure to manage our rapid growth could harm our business.

We have experienced rapid growth and expect to continue to expand our operations over time. As we prepare for the commercialization of Ranexa, continue to conduct clinical trials for our product candidates and expand our drug discovery efforts, we have added personnel in many areas, including operations, sales, marketing, regulatory, clinical, finance and information systems. For example, we expect significant growth in our sales and marketing organization in preparation for the launch of Ranexa. We may not manage this growth effectively, which would harm our business and cause us to incur higher operating costs. If rapid growth continues, it may strain our operational, managerial and financial resources.

If there is an adverse outcome in our pending litigation, such as the securities class action litigation that has been filed against us, our business may be harmed.

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Northern District of California captioned David Crossen, et al. v. CV Therapeutics, Inc., et al. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, at least one other purported securities class action lawsuit containing substantially similar allegations has since been filed against the defendants, and we expect that additional lawsuits containing substantially similar allegations may be filed in the near future. In addition, the Company’s directors and certain of its officers have been named as defendants in a derivative lawsuit in California Superior Court, Santa Clara County, captioned Kangos v. Lange, et al., which names the Company as a nominal defendant. The plaintiff in this action is a Company stockholder who seeks to bring derivative claims on behalf of the Company against the defendants.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. Furthermore, we may have to incur substantial expenses in connection with these lawsuits. In the event of an adverse outcome, our business could be harmed.

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

Within the last 12 months, our common stock has traded between $15.73 and $41.50. The market price of the shares of common stock for our company has been and may continue to be highly volatile. Announcements may have a significant impact on the market price of our common stock. These announcements may include, without limitation:

•	results of our clinical trials and preclinical studies, or those of our corporate partners or our competitors;

•	negative regulatory actions with respect to our new products or regulatory approvals with respect to our competitors’ new products;

•	achievement of other research or development milestones, such as completion of enrollment of a clinical trial or making a regulatory filing;

•	our operating results;

•	developments in our relationships with corporate partners;

•	developments affecting our corporate partners;

•	government regulations, reimbursement changes and governmental investigations or audits related to us or to our products;

•	changes in regulatory policy or interpretation;

•	developments related to our patents or other proprietary rights or those of our competitors;

•	changes in the ratings of our securities by securities analysts;

•	operating results or other developments below the expectations of public market analysts and investors;

•	market conditions for biopharmaceutical or biotechnology stocks in general; and

•	general economic and market conditions.

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

In March 2000, we sold $196.3 million aggregate principal amount of 4.75% convertible subordinated notes due in March 2007. Our annual debt service obligation on these notes is approximately $9.3 million per year in interest payments. In June 2003, we sold $100.0 million aggregate principal amount of 2.0% senior subordinated convertible debentures due in May 2023. The holders of the debentures may require us to purchase all or a portion of their debentures on May 16, 2010, May 16, 2013 and May 16, 2018, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. Our annual debt service obligation on these debentures is approximately $2.0 million per year in interest payments. As of June 30, 2003, we have approximately $296.4 million in long term debt. We may add additional lease lines to finance capital expenditures and/or may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further.

We intend to fulfill our debt service obligations from our existing cash and investments. In the future, if we are unable to generate cash or raise additional cash through financings sufficient to meet these obligations and need to use existing cash or liquidate investments in order to fund these obligations, we may have to delay or curtail research, development and commercialization programs.

The notes and the debentures are convertible, at the option of the holders, into shares of our common stock at initial conversion rates of 15.6642 shares of common stock per $1,000 principal amount of notes and 21.0172 shares of common stock per $1,000 principal amounts of debentures, respectively, each subject to adjustment in certain circumstances. If the notes are all converted at their initial conversion rate, we would be required to issue approximately 3,074,100 shares of our common stock. If the debentures are all converted at their initial conversion rate, we would be required to issue approximately 2,101,720 shares of our common stock. We have reserved shares of our authorized common stock for issuance upon conversion of the notes and the debentures. If either or both of the notes and the debentures are converted into shares of our common stock, our existing stockholders will experience immediate dilution and our common stock price may be subject to significant downward pressure. If either or both of the notes and the debentures are not converted into shares of our common stock before their respective maturity dates, we will have to pay the holders of such notes or debentures the full aggregate principal amount of the notes or debentures then outstanding. Any such payment would have an adverse effect on our cash position. Alternatively, we might need to try to modify the terms of the notes and/or the debentures in ways that could be dilutive to our stockholders.

Our indebtedness could have significant additional negative consequences, including, without limitation:

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

We have entered into a common stock purchase agreement with Acqua Wellington, pursuant to which we may sell to Acqua Wellington up to $100.0 million of our common stock, or the number of shares which is one less than twenty percent (20%) of the issued and outstanding shares of our common stock as of July 3, 2003, whichever occurs first, at a discount of 3.8%

to 5.8%, to be determined based on our market capitalization at the start of the draw-down period, unless we agree with Acqua Wellington to a different discount. Upon each sale of our common stock to Acqua Wellington under the purchase agreement, we have also agreed to pay Alder Creek Capital, L.L.C., Member NASD/SIPC, a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Acqua Wellington. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock by Acqua Wellington. The purchase agreement with Acqua Wellington provides that, at our request, Acqua Wellington will purchase a certain dollar amount of shares, with the exact number of shares to be determined based on the per share market price of our common stock over the draw-down period for said purchase. As a result, if the per share market price of our common stock declines over the draw-down period, Acqua Wellington will receive a greater number of shares for its purchase price, thereby resulting in further dilution to our stockholders and potential downward pressure of the price of our stock.

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

Our long-term debt includes $196.3 million of 4.75% convertible subordinated notes due March 7, 2007. Interest on the notes is fixed and payable semi-annually on March 7 and September 7 each year. The notes are convertible into shares of our common stock at any time prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events. Our long-term debt also includes $100.0 million of 2.0% senior subordinated convertible debentures due May 16, 2023. Interest on the debentures is fixed and payable semi-annually on May 16 and November 16 each year. The debentures are convertible into shares of our common stock during certain periods prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events. The market value of our long-term-debt will fluctuate with movements of interest rates and with movements in the value of our common stock.

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

As of June 30, 2003, the end of the quarter covered by this report, our Chief Executive Officer and our Chief Financial Officer, with the participation of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 22, 2003, three matters were voted upon. A description of each matter and a tabulation of the votes for each of the matters follows:

1.	Proposal to elect three (3) directors, each to serve until the 2006 Annual Meeting of Stockholders and until his successor is elected and qualified or until his earlier resignation or removal:

Nominee	For	Withheld

Louis G. Lange, M.D., Ph.D.	22,400,152	132,289
R. Scott Greer	21,994,912	537,529
Peter Barton Hutt	22,346,849	185,592

Santo J. Costa, John Groom, Thomas L. Gutshall, Kenneth B. Lee, Jr., and Costa G. Sevastopoulos, Ph.D., continued as directors after the Annual Meeting.

2.	Proposal to approve the amendment to our Employee Stock Purchase Plan to provide for a new formula to determine the amount of the annual increases in the aggregate number of shares of common stock authorized for issuance under such plan for five (5) years:

For	Against	Abstain

14,052,951	1,264,037	1,305,885

There were 5,909,568 broker non-votes.

3.	Proposal to ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003:

For	Against	Abstain

22,257,683	270,978	3,780

There were no broker non-votes.

Item 5. Other	Information

On August 13, 2003, the Company’s directors and certain of its officers were named as defendants in a derivative lawsuit. This action, which is captioned Kangos v. Lange, et al., was filed in California Superior Court, Santa Clara County, and names the Company as a nominal defendant. The plaintiff in this action is a Company stockholder who seeks to bring derivative claims on behalf of the Company against the defendants. The lawsuit alleges breaches of fiduciary duty and related claims based on purportedly misleading statements concerning the Company’s NDA for Ranexa. At the appropriate time, the Company expects to file a motion to dismiss this action due to the plaintiff’s unexcused failure to make a demand on the Company before filing the action.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number

4.1	Common Stock Warrant, dated July 9, 2003, issued to QFinance, Inc., filed as Exhibit 4.1 to Form 8-K filed with the Commission on July 11, 2003 and incorporated by reference herein.

4.2	Indenture, dated as of June 18, 2003, between the Company and Wells Fargo Bank Minnesota, N.A.

4.3	2.0% Senior Convertible Subordinated Debenture dated June 18, 2003.

10.63	CV Therapeutics, Inc. Long-Term Incentive Plan.

10.64	Common Stock Purchase Agreement, dated as of July 3, 2003, by and between the Company and Acqua Wellington North American Equities Fund, Ltd., filed as Exhibit 10.1 to Form 8-K filed with the Commission on July 3, 2003 and incorporated by reference herein.

10.65	Amended and Restated Sales and Marketing Services Agreement, dated as of July 9, 2003, by and between the

Company, Innovex (North America) Inc., Innovex LP and Quintiles Transnational Corp., filed as Exhibit 10.1 to Form 8-K filed with the Commission on July 11, 2003 and incorporated by reference herein.

10.66	Purchase Agreement, dated as of June 13, 2003, by and among the Company and Citigroup Global Markets, Inc., CIBC World Markets Corp., Deutsche Bank Securities Inc., First Albany Corporation, Needham & Company, Inc. and SG Cowen Securities Corporation, as representatives of the Initial Purchasers named in Schedule I thereto.

10.67	Registration Rights Agreement, dated as of June 18, 2003, among the Company, Citigroup Global Markets, Inc., CIBC World Markets Corp., Deutsche Bank Securities Inc., First Albany Corporation, Needham & Company, Inc. and SG Cowen Securities Corporation.

10.68	Pledge and Escrow Agreement dated as of June 18, 2003, by and among the Company, Wells Fargo Bank Minnesota, N.A., as Trustee and Wells Fargo Bank Minnesota, N.A. as Escrow Agent.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

CV Therapeutics filed current reports on Form 8-K with the Commission:

•	On May 16, 2003 with respect to a press release dated May 15, 2003 announcing that ranolazine attenuated the proarrhythmic effects of ATX-II, a naturally occurring toxin, in three preclinical studies presented at the 24th Annual Scientific Sessions of the North American Society o Pacing and Electrophysiology.

•	On June 13, 2003 with respect to the sale of $100.0 million aggregate principal amount of the Company’s 2.0% Senior Subordinated Convertible Debentures due 2023 through a private placement transaction to qualified institutional buyers pursuant to Rule 144A and in offshore transactions pursuant to Regulation S under the Securities Act of 1933, as amended.

•	On July 3, 2003 with respect to the Company entering into an equity line of credit arrangement with Acqua Wellington North American Equities Fund, Ltd.

•	On July 8, 2003 with respect to a press release dated July 7, 2003 announcing that the U.S. Food and Drug Administration (FDA) has informed the Company that its New Drug Application (NDA) for Ranexa (ranolazine) for the potential treatment of chronic angina is scheduled for review by the FDA Cardiovascular and Renal Drugs Advisory Committee during its September 15-16, 2003 meeting.

•	On July 11, 2003 with respect to a press release dated July 10, 2003 announcing that the Company and Quintiles Transnational Corp. have modified their commercialization agreement for Ranexa.

•	On July 17, 2003 with respect to a press release dated July 17, 2003 announcing certain financial results for the financial quarter ended June 30, 2003.

•	On August 4, 2003 with respect to a press release dated August 1, 2003 announcing that the Company reached agreement with the U.S. Food and Drug Administration (FDA) to cancel the review of Ranexa (ranolazine) by the Cardiovascular and Renal Drugs Advisory Committee in September 2003.

•	On August 11, 2003 with respect to a press release dated August 8, 2003 announcing that the Company, and certain of its officers and directors, have been named as defendants in a purported shareholder class action lawsuit alleging violations of federal securities laws.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CV THERAPEUTICS, INC.

Date: August 14, 2003	By:	/s/ LOUIS G. LANGE, M.D., PH.D.
Louis G. Lange, M.D., Ph.D. Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2003	By:	/s/ DANIEL K. SPIEGELMAN
Daniel K. Spiegelman Chief Financial Officer (Principal Financial and Accounting Officer)