Form 10-Q
period 2003-09-30
CV THERAPEUTICS INC
filed 2003-11-12
CIK 921506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES         EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended September 30, 2003.

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

The number of shares of Common Stock, $0.001 par value, outstanding as of November 3, 2003 was 29,055,240.

CV THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2002	September 30, 2003
	(A)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,767	$26,037
Marketable securities	392,146	435,909
Other current assets	8,952	11,030

Total current assets	419,865	472,976
Notes receivable from related parties	1,120	873
Property and equipment, net	15,934	15,549
Other assets	4,083	12,066

Total assets	$441,002	$501,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,542	$2,513
Accrued liabilities	13,943	12,725
Current portion of capital lease obligations	393	420
Current portion of deferred revenue	1,029	1,029

Total current liabilities	20,907	16,687
Capital lease obligations	393	74
Convertible subordinated notes	196,250	296,250
Deferred revenue	2,601	1,829
Other liabilities	1,886	3,010

Total liabilities	222,037	317,850
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized, 27,116,805 and 29,049,175 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively; at amounts paid in	533,522	576,629
Accumulated deficit	(318,525)	(394,419)
Accumulated other comprehensive income	3,968	1,404

Total stockholders’ equity	218,965	183,614

Total liabilities and stockholders’ equity	$441,002	$501,464

(A)	Derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002

See accompanying notes

CV THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Revenues:
Collaborative research	$1,179	$2,224	$3,513	$5,738
Operating expenses:
Research and development	20,764	19,460	67,199	53,550
Sales & marketing	3,301	9,472	7,167	15,527
General and administrative	3,357	4,755	11,568	12,758

Total operating expenses	27,422	33,687	85,934	81,835

Loss from operations	(26,243)	(31,463)	(82,421)	(76,097)
Interest income	4,079	2,394	11,942	8,764
Interest expense	(2,620)	(3,199)	(7,822)	(8,448)
Other expense, net	(39)	(37)	(111)	(113)

Net loss	$(24,823)	$(32,305)	$(78,412)	$(75,894)

Basic and diluted net loss per share	$(0.95)	$(1.13)	$(3.04)	$(2.70)

Shares used in computing basic and diluted net loss per share	26,162	28,536	25,825	28,122

See accompanying notes

CV THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2002	2003
CASH USED IN OPERATING ACTIVITIES
Net loss	$(78,412)	$(75,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Gains on the sale of investments	(321)	(1,743)
Foregiveness of note	—	82
Non cash expense associated with issuance of stock, stock options and warrants	159	5,314
Depreciation and amortization	6,587	10,425
Change in assets and liabilities:
Other current assets	3,895	(2,078)
Other assets	—	(3,911)
Accounts payable	(3,202)	(3,029)
Accrued and other liabilities	459	(94)
Deferred revenue	(772)	(772)

Net cash used in operating activities	(71,607)	(71,700)
CASH USED IN INVESTING ACTIVITIES
Purchases of investments	(393,874)	(370,660)
Sales of investments	334,891	295,933
Maturities of investments	57,430	23,650
Capital expenditures	(5,866)	(2,695)
Notes receivable from officers and employees	(168)	165

Net cash used in investing activities	(7,587)	(53,607)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(584)	(292)
Borrowings under convertible subordinated debt, net of issuance costs	—	96,730
Net proceeds from issuance of common stock	23,543	36,139

Net cash provided by financing activities	22,959	132,577

Net increase (decrease) in cash and cash equivalents	(56,235)	7,270
Cash and cash equivalents at beginning of period	80,911	18,767

Cash and cash equivalents at end of period	$24,676	$26,037

See accompanying notes

NOTES TO FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

    Basis of Presentation

The accompanying financial statements of CV Therapeutics, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles, are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for, the interim periods presented. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2003, or of future operating results for any interim period. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which includes the audited consolidated financial statements and the notes thereto.

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated.

Reclassification

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. Prior to the end of 2002, sales and marketing expenses were included in research and development expenses. All prior period amounts have been reclassified to conform to the current presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), established standards for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on our available-for-sale securities to be included in other comprehensive income (loss) as an element of stockholders’ equity. At each balance sheet date presented, our accumulated other comprehensive income consists solely of unrealized gains and losses on available-for-sale investment securities. Comprehensive loss was $22.6 million and $33.2 million for the quarters ended September 30, 2002 and September 30, 2003, respectively, and $78.8 million and $78.5 million for the nine-months ended September 30, 2002 and September 30, 2003, respectively.

Revenue Recognition

Revenue under our collaborative research arrangements is recognized based on the performance requirements of each contract. Amounts received under such arrangements consist of up-front license and periodic milestone payments and reimbursements for research activities. Up-front or milestone payments, which are subject to future performance requirements, are recorded as deferred revenue and are recognized over the performance period. The performance period is estimated at the inception of the arrangement and is periodically reevaluated. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate period based on research progress attained and events such as changes in the regulatory and competitive environment. Payments received related to substantive, performance-based at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Payments received for research activities are recognized as the related research effort is performed.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

We have elected to continue to account for stock options granted to employees using the intrinsic-value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and thus recognize no compensation expense for options granted with exercise prices equal to the fair market value of our common stock on the date of grant. We recognize compensation for options granted to consultants based on the Black-Scholes option pricing model in accordance with Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in conjunction with Selling, Goods or Services” (EITF 96-18). Deferred compensation is recorded when stock options are granted to employees at prices lower than the fair market value. The amount is amortized to expense over the vesting period of the related options.

For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

The following table illustrates the effect on reported net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the periods presented (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Net loss:
As reported	$(24,823)	$(32,305)	$(78,412)	$(75,894)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(6,457)	(5,257)	(17,945)	(16,128)

Pro forma net loss	$(31,280)	$(37,562)	$(96,357)	$(92,022)

Net loss per share basic and diluted:
As reported	$(0.95)	$(1.13)	$(3.04)	$(2.70)

Pro forma	$(1.20)	$(1.32)	$(3.73)	$(3.27)

The weighted-average fair values of options granted with exercise prices at fair market value of our common stock were $10.44 and $15.04 during the quarters ended September 30, 2002 and September 30, 2003, respectively, and $13.30 and $14.24 during the nine-months ended September 30, 2002 and September 30, 2003, respectively.

The fair value of our stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Expected life (years)	5.2	5.3	5.1	5.1
Expected volatility	65%	65%	65%	65%
Risk-free interest rate	3.5%	2.5%	3.5%	2.8%

Net Loss Per Share

In accordance with SFAS 128, “Earnings per share”, basic and diluted net loss per share has been computed using the weighted-average number of common shares outstanding. Common equivalent shares have been excluded from the computation, as their effect is antidilutive. Had we been in a net income position, diluted earnings per share would have included the impact of outstanding options, warrants and convertible subordinated notes and debentures.

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

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Our adoption of EITF Issue No. 00-21 did not have a material effect on our results of operations and financial position.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. As amended, the consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Our adoption of FIN 46 did not have a material effect on our results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150), which provides guidance for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Certain requirements under SFAS 150 pertaining to non-controlling interests have been deferred indefinitely. Our adoption of SFAS 150 did not have a material effect on our results of operations and financial position.

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

Holders may convert their debentures into shares of our common stock only under any of the following circumstances: (1) during any calendar quarter after the quarter ended September 30, 2003, if the sale price of our common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, is greater than or equal to 120% of the conversion price per share of our common stock, (2) during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 97% of the product of the sale price of our common stock and the conversion rate on each such day, (3) if the debentures have been called for redemption by us, or (4) upon the occurrence of specified corporate transactions.

In October 2003, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the resale of the debentures and the common stock issuable upon conversion of the debentures. Once the shelf registration statement is declared effective by the SEC, we have agreed to keep the shelf registration statement effective until June 18, 2005. If we do not comply with these registration obligations, we will be required to pay liquidated damages to the holders of the debentures or the common stock issuable upon conversion of the debentures.

3.     Commitments and Contingencies

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

We have entered into certain manufacturing-related agreements in connection with the potential future commercial production of Ranexa™. Below is a table that presents minimum payments under these commitments as of September 30, 2003.

	Manufacturing Agreements	Operating Leases	Capital Leases
	(in thousands)
Year ending December 31,
2003	$2,452	$2,727	$112
2004	2,912	10,993	410
2005	2,250	8,339	—
2006	2,250	13,085	—
2007	2,250	13,038	—
2008 and thereafter	—	69,029	—

Total minimum payments	$12,114	$117,211	522

Less amount representing interest			(28)

Present value of future lease payments			494
Less current portion			(420)

Long-term portion			$74

Under the manufacturing-related agreements, additional payments above the specified minimums will be required if the FDA approves Ranexa, and in connection with the manufacture of Ranexa.

4.     Litigation

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Northern District of California captioned David Crossen, et al. v. CV Therapeutics, Inc., et al. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations have since been filed against the defendants, and we expect that additional lawsuits containing substantially similar allegations may be filed in the near future. We expect that all of the substantially similar securities class actions will be consolidated into a single action. In addition, the Company’s directors and certain of its officers have been named as defendants in a derivative lawsuit in California Superior Court, Santa Clara County, captioned Kangos v. Lange, et al., which names the Company as a nominal defendant. The plaintiff in this action is a Company stockholder who seeks to bring derivative claims on behalf of the Company against the defendants. The lawsuit alleges breaches of fiduciary duty and related claims based on purportedly misleading statements concerning our new drug application (NDA) for Ranexa. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation.

5.     Stockholders’ Equity

In January and March 2003, we sold 378,089 and 700,000 shares, respectively, of our common stock for net cash proceeds of $6.9 and $11.8 million, respectively, under a now terminated financing arrangement with Acqua Wellington North American Equities Fund, Ltd (Acqua Wellington).

On July 3, 2003, we entered into a new financing arrangement with Acqua Wellington which provides that Acqua Wellington is committed to purchase up to $100.0 million of our common stock, or the number of shares which is one less than twenty percent of the issued and outstanding shares of our common stock as of July 3, 2003, whichever occurs first, over the 28-month term of this new purchase agreement. In September 2003, we sold 587,489 shares of our common stock to Acqua Wellington for net cash proceeds of approximately $15.0 million; this transaction is the first and only sale of our common stock to date under the new financing arrangement with Acqua Wellington.

On July 9, 2003, we and Quintiles Transnational Corp. modified our commercialization agreement for Ranexa. The modified agreement provides us with complete commercialization rights for Ranexa, including the opportunity to hire and train a dedicated cardiovascular sales force. Quintiles and its commercial sales and marketing subsidiary, Innovex Inc., will continue to have a commercialization services relationship with us relating to Ranexa and also will become a preferred provider of their full range of pharmaceutical services to us. In addition, pursuant to the modified agreement, Quintiles received a fully vested, non-forfeitable warrant, with a five-year term, to purchase 200,000 shares of our common stock at an exercise price of $32.93 per share. In accordance with EITF 96-18, the warrant was valued using the Black-Scholes model; the assumptions used were a term of five years, a risk-free interest rate of 2.5% and volatility of 65%, resulting in a charge to sales and marketing expense of approximately $3.7 million in the quarter ended September 30, 2003.

6.     Subsequent Events

In October 2003, we filed a registration statement on Form S-3 to offer and sell any or all of the registered common or preferred stock, debt securities, and/or warrants to purchase our equity or debt securities in one or more offerings up to a total amount of $300.0 million. We have no current commitments to offer or sell any securities that may be offered or sold pursuant to such registration statement.

In October 2003, we filed a registration statement on Form S-3 to register the resale of the 2.0% senior subordinated convertible debentures, and the common stock issuable upon conversion of the debentures, that we issued and sold in June 2003.

On October 28, 2003, we announced that we had initiated a pivotal Phase III clinical trial of CVT-3146. CVT-3146 is a selective A2A-adenosine receptor agonist being jointly developed with Fujisawa Healthcare, Inc. for potential use as a pharmacologic stress agent in cardiac perfusion imaging studies. Commencement of the study triggered a $3.0 million milestone payment from Fujisawa to the Company.

On October 30, 2003, we announced that we received an approvable letter from the United States Food and Drug Administration, or FDA, for our NDA for Ranexa for the treatment of chronic angina. In the approvable letter, the FDA indicated that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. The Cardiovascular and Renal Drugs Advisory Committee is scheduled to publicly review Ranexa on December 9, 2003. The advisory committee review of Ranexa can be rescheduled or cancelled by the FDA at any time. We understand, based on discussions with the FDA, that the purpose of the advisory committee meeting is to determine whether the committee considers the current NDA sufficient to support approval of Ranexa. We understand that the FDA may be prepared to reevaluate the requirement for additional clinical information prior to approval based on the results of the advisory committee review. The FDA is not required to follow the recommendations of the advisory committee.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report contain forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future clinical or product development or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of those terms and other comparable terminology. If one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Risk Factors” as well as such other risks and uncertainties detailed in our other Securities and Exchange Commission reports and filings. We disclaim any intent or obligation to update these forward-looking statements.

Overview

CV Therapeutics is a biopharmaceutical company focused on the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. Since our inception in December 1990, substantially all of our resources have been dedicated to research and development. To date, we have not generated any product revenues and do not expect to generate any product revenues until we receive marketing approval and launch of one of our products, if at all. Until that time, we expect our sources of revenues, if any, to consist of payments under corporate partnerships and interest income. As of September 30, 2003, we had an accumulated deficit of $394.4 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as marketing approvals. These activities, together with our sales and marketing expenses and our general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future. We will not receive product revenues unless and until we or our collaborative partners complete clinical trials, obtain marketing approval, and successfully commercialize one or more of our products.

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

Clinical Trial Accruals

Our accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

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

Results of Operations

Collaborative Research Revenues. Collaborative research revenues increased to $2.2 million for the quarter ended September 30, 2003, compared to $1.2 million for the quarter ended September 30, 2002. Collaborative research revenues increased to $5.7 million for the nine-month period ended September 30, 2003, compared to $3.5 million for the nine-month period ended September 30, 2002. The increases for the quarterly and nine-month periods ended September 30, 2003, compared to the same periods in 2002, were due to greater reimbursable development costs related to our collaboration with Fujisawa for the development of CVT-3146.

Research and Development Expenses. Research and development expenses decreased to $19.5 million for the quarter ended September 30, 2003, compared to $20.8 million for the quarter ended September 30, 2002. Research and development expenses decreased to $53.6 million for the nine-month period ended September 30, 2003, compared to $67.2 million for the nine-month period ended September 30, 2002. The decreases for the quarterly and nine-month periods ended September 30, 2003, compared to the same periods in 2002, were primarily due to reduced outside service expenses of approximately $2.0 million and $14.5 million, respectively, for our three clinical development programs: Ranexa, CVT-3146 and tecadenoson (CVT-510). These decreases were partially offset by increased headcount and associated expenses of $800,000 and $2.1 million, respectively, in these periods.

Management categorizes research and development expenditures into amounts related to preclinical research and amounts related to our three clinical development programs. During the quarter ended September 30, 2003, we incurred approximately 77% of our research and development expenditures, or approximately $15.0 million, in connection with clinical development programs, and the remaining 23% of our research and development expenditures, or $4.5 million, in connection with preclinical research programs. By comparison, during the quarter ended September 30, 2002, we incurred approximately 80% of our research and development expenditures, or approximately $16.7 million, in connection with clinical development programs, and the remaining 20% of our research and development expenditures, or $4.1 million, in connection with preclinical research programs. During the nine-month period ended September 30, 2003, we incurred approximately 78% of our research and development expenditures, or approximately $41.6 million, in connection with clinical development programs, and the remaining 22% of our research and development expenditures, or $12.0 million, in connection with preclinical research programs. In comparison, for the nine-month period ended September 30, 2002, we incurred approximately 81% of our research and development expenditures, or approximately $54.2 million, in connection with clinical development programs and the remaining 19% of our research and development expenditures, or $13.0 million, in connection with preclinical research programs.

Sales and Marketing Expenses. Sales and marketing expenses increased to $9.5 million for the quarter ended September 30, 2003, compared to $3.3 million for the quarter ended September 30, 2002. Sales and marketing expenses increased to $15.5 million for the nine-month period ended September 30, 2003, compared to $7.2 million for the nine-month period ended September 30, 2002. The increases for the quarterly and nine-month periods ended September 30, 2003, compared to the same periods in 2002, were primarily due to a non-cash expense of approximately $3.7 million, which was charged to sales and marketing as a result of the warrant issued to Quintiles for 200,000 shares of our common stock in conjunction with modifying our commercialization agreement for Ranexa with Quintiles and increased headcount and related expenses of $1.9 million and $2.7 million, respectively, in these periods. If we obtain FDA marketing approval for Ranexa and subsequently launch Ranexa, our sales and marketing expenses will increase substantially. Sales and marketing expenses in prior years were included in research and development expenses, and all prior period amounts have been reclassified to conform to the current year presentation.

General and Administrative Expenses. General and administrative expenses increased to $4.8 million for the quarter ended September 30, 2003, compared to $3.4 million for the quarter ended September 30, 2002. General and administrative expenses increased to $12.8 million for the nine-month period ended September 30, 2003, compared to $11.6 million for the nine-month period ended September 30, 2002. The increase for the quarter was primarily due to increases in outside professional services and increased headcount and associated expenses in conjunction with our commercialization efforts. The increase for the nine-month period was primarily due to increased headcount and associated expenses. We expect general and administrative expenses to increase in the future in conjunction with our research, development and commercialization activities.

Interest Income. Interest income decreased to $2.4 million for the quarter ended September 30, 2003, compared to $4.1 million for the quarter ended September 30, 2002. Interest income decreased to $8.8 million for the nine-month period ended September 30, 2003, compared to $11.9 million for the nine-month period ended September 30, 2002. The decreases for the quarterly and nine-month periods ended September 30, 2003, compared to the same periods in 2002, were primarily due to lower average interest rates. We expect that interest income will continue to fluctuate with average investment balances, market interest rates and recognized gains or losses on securities sold.

Interest Expense. Interest expense increased to $3.2 million for the quarter ended September 30, 2003, compared to $2.6 million for the quarter ended September 30, 2002. Interest expense for the nine-month period ended September 30, 2003 increased to $8.4 million, compared to $7.8 million for the nine-month period ended September 30, 2002. The increases for the quarterly and nine-month periods ended September 30, 2003 were primarily due to amortization of debt issuance costs and interest associated with the June 2003 placement of our 2.0% senior subordinated convertible debentures. Our 4.75% subordinated convertible notes issued in March 2000 accounted for $2.3 million of the interest expense in each quarter, which increased by $500,000 to $2.8 million in the quarter ended September 30, 2003 as a result of interest expense due to the issuance of our 2.0% senior subordinated convertible debentures in June 2003. We expect that interest expense will fluctuate with average loan balances.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. For at least the next 24 months, we expect to be able to fund our operations from our cash, cash equivalents and marketable securities, which totaled $461.9 million as of September 30, 2003.

In March 2000, we completed a private placement of $196.3 million aggregate principal amount of 4.75% convertible subordinated notes due March 7, 2007. The notes are unsecured and subordinated in right of payment to all existing and future senior debt, as defined in the indenture governing the notes, including our 2.0% senior subordinated convertible debentures issued in June 2003. Interest on the notes accrues at a rate of 4.75% per year, subject to adjustment in certain circumstances. We pay interest semi-annually on March 7 and September 7 of each year. The initial conversion rate, which is subject to adjustment in certain circumstances, is 15.6642 shares of common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $63.84 per share. We may, at our option, redeem all or a portion of the notes at any time at pre-determined prices from 102.714% to 100.679% of the face value of the notes per $1,000 of principal amount, plus accrued and unpaid interest to the date of redemption.

In August 2000, we entered into a financing arrangement with Acqua Wellington to purchase our common stock. As of April 4, 2003, we and Acqua Wellington mutually agreed to terminate the financing arrangement in accordance with the terms of the purchase agreement. Under the purchase agreement, as amended, we had the ability to sell up to $149.0 million of our common stock to Acqua Wellington through December 2003. Applicable Nasdaq National Market rules limited the number of shares of common stock that we could issue under our purchase agreement with Acqua Wellington to approximately 3,703,000 shares. As of April 4, 2003, we issued an aggregate of 3,687,366 shares of common stock in exchange for aggregate net cash proceeds of $113.7 million under this arrangement, including $18.7 million during the nine-month period ended September 30, 2003. Since we effectively reached the Nasdaq limit, as of April 4, 2003, the purchase agreement was terminated in accordance with its terms.

In July 2003, we entered into a new financing arrangement with Acqua Wellington to purchase our common stock. Under the new purchase agreement, we have the ability to sell up to $100.0 million of our common stock, or the number of shares which is one less than twenty percent (20.0%) of the issued and outstanding shares of our common stock as of July 3, 2003, whichever occurs first, to Acqua Wellington through November 2005. The purchase agreement provides that from time to time, in our sole discretion, we may present Acqua Wellington with draw down notices constituting offers to sell our common stock for specified total proceeds over a specified trading period. Once presented with a draw down notice, Acqua Wellington is required to purchase a pro rata portion of shares of our common stock as allocated on each trading day during the trading period on which the daily volume weighted-average price for our common stock exceeds a threshold price that we have determined and stated in the draw down notice. The per share price then equals the daily volume weighted-average price on each date during the pricing period, less a 3.8% to 5.8% discount (based on our market capitalization). However, if the daily volume weighted-average price falls below the threshold price on any day in the pricing period, Acqua Wellington is not required to purchase the pro rata portion of shares allocated to that day, but may elect to buy that pro rata portion of shares at the threshold price less the applicable 3.8% to 5.8% discount. Upon each sale of our common stock to Acqua Wellington under the purchase agreement, we have also agreed to pay Alder Creek Capital, L.L.C., Member NASD/SIPC, a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Acqua Wellington.

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

The purchase agreement also provides that from time to time, in our sole discretion, we may grant Acqua Wellington a right to exercise one or more call options to purchase additional shares of our common stock during a drawn down pricing period, in an amount and for a threshold price that we determine and state in the draw down notice. However, the total call amount for any given draw down cannot exceed a specified maximum amount, and the amount of proceeds we may receive by exercise of a call option for any given trading day is also limited. If Acqua Wellington exercises the call option, we are obligated to issue and sell the shares of our common stock subject to the call option at a price equal to the greater of the daily volume weighted-average price of our common stock on the day Acqua Wellington exercises its call option, or the threshold price for the call option that we determine, less a 3.8% to 5.8% discount (based on our market capitalization).

The combined total value of shares that we have the ability to sell to Acqua Wellington through draw downs and call option exercises under the financing arrangement cannot exceed $100.0 million or the number of shares which is one less than twenty percent (20.0%) of the issued and outstanding shares of our common stock as of July 3, 2003, whichever occurs first. As of September 30, 2003, we had issued 587,489 shares of our common stock to Acqua Wellington under this financing arrangement for net cash proceeds of approximately $15.0 million.

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

Cash, cash equivalents and marketable securities at September 30, 2003 totaled $461.9 million, compared to $410.9 million at December 31, 2002. The increase was primarily due to gross proceeds from the issuance of $100.0 million of 2.0% senior subordinated convertible debentures in June 2003, and $36.1 million raised from the issuance of our common stock during the current fiscal year, including net proceeds of $18.7 million of common stock issued pursuant to our now-terminated financing arrangement with Acqua Wellington and approximately $15.0 million of common stock issued pursuant to our current financing arrangement with Acqua Wellington, partially offset by $71.7 million utilized to fund operations and $2.7 million utilized for capital expenditures.

Net cash used in operations for the nine-month period ended September 30, 2003 was $71.7 million, compared to $71.6 million for the nine-month period ended September 30, 2002.

As of September 30, 2003, we have invested $25.9 million in property and equipment, with the rate of investment having increased in line with increased research, development and commercialization efforts and as we expand our facilities. We expect to continue to make investments in property and equipment to support our growth.

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

Under our license agreement, we paid an initial license fee, and are obligated to make certain milestone payments to Syntex, upon receipt of the first and second product approvals for Ranexa in any of certain major market countries (consisting of France, Germany, Italy, the United States and the United Kingdom). Unless the agreement is terminated, in connection with the first such product approval, we will pay Syntex, on or before March 31, 2005, $7.0 million plus interest accrued thereon from May 1, 2002, until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries occurs before May 1, 2004, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from the date of approval until the date of payment, and if the second such product approval occurs after May 1, 2004, but before March 31, 2006, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from May 1, 2004, until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries has not occurred by March 31, 2006, we will pay Syntex $3.0 million on or before March 31, 2006, and if we receive the second product approval after March 31, 2006, we will pay Syntex $4.0 million within thirty (30) days after the date of such second product approval. No amounts have been accrued to date in relation to these milestones. In addition, we will make royalty payments based on net sales of products that utilize the licensed technology, and we are required to use commercially reasonable efforts to develop and commercialize the product for angina.

We or Syntex may terminate the license agreement for material uncured breach, and we have the right to terminate the license agreement at any time on 120 days’ written notice if we decide not to continue to develop and commercialize Ranexa.

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

In October 2003, we filed a registration statement on Form S-3 to offer and sell any or all of the registered common or preferred stock, debt securities, and warrants to purchase our equity or debt securities in one or more offerings up to a total amount of $300.0 million. We have no current commitments to offer or sell any securities that may be offered or sold pursuant to such registration statement.

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

Risk Factors

Our product candidates may take at least several years to develop, and we cannot assure you that we will successfully develop, market and manufacture these products.

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

All of our products may require additional development, preclinical studies and/or clinical trials, and will require regulatory approval, prior to commercialization. One potential cause of a delay in product development is a delay in clinical trials. Any delays in our clinical trials would delay market launch, increase our cash requirements, increase the volatility of our stock price and result in additional operating losses. Many factors could delay completion of our clinical trials, including without limitation:

•	slower than anticipated patient enrollment;

•	difficulty in obtaining sufficient supplies of clinical trial materials; and

•	adverse events occurring during the clinical trials.

In addition, data obtained from preclinical and clinical activities are subject to different interpretations, which could delay, limit or prevent regulatory approval of our products. For example, some drugs that prolong the electrocardiographic QT interval carry an increased risk of serious cardiac rhythm disturbances, or arrhythmias, while other drugs that prolong the QT interval do not carry an increased risk of arrhythmias. Small but statistically significant mean increases in the QT interval were observed in clinical trials of Ranexa. QT interval measurements are not precise and there are different methods of calculating the corrected QTc interval. This uncertainty in the measurement and calculation of QT and QTc intervals can lead to different interpretations of these data. The clinical significance of the changes in QTc interval observed in clinical trials of Ranexa remains unclear, and other clinical and preclinical data do not suggest that Ranexa significantly pre-disposes patients to arrhythmias. Regulatory authorities such as the FDA may interpret the Ranexa data differently, which could delay, limit or prevent regulatory approval of Ranexa.

Delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and/or studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and/or the emergence of new information regarding our products or other products. For example, on October 30, 2003 we received an approvable letter from the FDA for our NDA for Ranexa for the treatment of chronic angina. In this letter, the FDA indicated that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. The Cardiovascular and Renal Drugs Advisory Committee is scheduled to publicly review Ranexa on December 9, 2003. The advisory committee review of Ranexa can be rescheduled or cancelled by the FDA at any time. We understand, based on discussions with the FDA, that the purpose of the advisory committee meeting is to determine whether the committee considers the current NDA sufficient to support approval of Ranexa. We understand that the FDA may be prepared to reevaluate the requirement for additional clinical information prior to approval, based on the results of the advisory committee review. The FDA is not required to follow the recommendations of the advisory committee. If the advisory panel does not vote in favor of Ranexa, we expect that any potential approval of Ranexa in the United States would be substantially delayed or could be prevented altogether. Similarly, regardless of the committee vote, if the FDA does not reevaluate and eliminate the requirement for additional clinical information prior to approval of Ranexa, we expect that any potential approval of Ranexa in the United States would be substantially delayed or could be prevented altogether.

Similarly, as a routine part of the evaluation of any potential drug, clinical studies are generally conducted to assess the potential for drug-drug interactions that could impact potential product safety. While we believe that the interactions between Ranexa and other drugs have been well characterized as part of our clinical development program, the data are subject to regulatory interpretation and an unfavorable interpretation could delay, limit or prevent regulatory approval of Ranexa. Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy change over time and can be affected by many factors, including the emergence of new information (including on other products), changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

We may be unable to maintain our proposed schedules for IND and equivalent foreign applications and clinical protocol submissions to the FDA and other regulatory authorities, and our proposed schedules for initiation and completion of clinical trials, as a result of FDA or other regulatory action or other factors such as lack of funding or complications that may arise in any phase of a clinical trial program.

Furthermore, even if our clinical trials occur on schedule, the results may differ from those obtained in preclinical studies and earlier clinical trials. Clinical trials may not demonstrate sufficient safety or efficacy to obtain the necessary approvals.

If we are unable to satisfy governmental regulations relating to the development and commercialization of our drug candidates, we may be unable to obtain or maintain necessary regulatory approvals to commercialize our products.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely expensive and uncertain. We may not be able to maintain our proposed schedules for the submission of an NDA or foreign applications for any of our products. If we submit an NDA to the FDA for any of our products, the FDA must decide whether to either accept or reject the submission for filing. We cannot guarantee that any of our NDA submissions will be accepted for filing and review by the FDA. We cannot guarantee that we will be able to respond to FDA review requests in a timely manner without delaying potential regulatory action. We also cannot guarantee that any of our products under development (including Ranexa) will receive a favorable recommendation from any FDA advisory committee or be approved for marketing by the FDA or foreign regulatory authorities. Even if marketing approval of a product is granted, we cannot be certain that we will be able to obtain the labeling claims necessary or desirable for the promotion of the product.

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

Even if we obtain a marketing approval for any or our products, we may be required to undertake post-marketing clinical trials or other risk management programs. The scope, complexity, cost and duration of any such clinical trials or risk management programs could vary substantially; consequently, any post-marketing trials or risk management programs could adversely affect the market acceptance of our products and the revenues and profitability of any product sales that we may obtain. In addition, identification of side effects or potential safety or dosing or other compliance issues after a drug is on the market, or the occurrence of manufacturing-related problems, could cause or require subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials, changes in labeling of the product, and/or additional regulatory approvals.

If we receive a marketing approval for any of our products, we will also be subject to ongoing FDA post-marketing obligations and continued regulatory review, such as continued safety reporting requirements. In addition, we or our third party manufacturers will be required to adhere to stringent federal regulations setting forth current good manufacturing practices for pharmaceuticals, known as cGMP regulations. These regulations require, among other things, that we manufacture our products and maintain our records in a carefully prescribed manner with respect to manufacturing, testing and quality control activities.

If we receive marketing approval and if any of our products or services become reimbursable by a government health care program, such as Medicare or Medicaid, we will become subject to certain federal and state health care fraud and abuse and reimbursement laws. These laws include the federal “Medicare and Medicaid Fraud and Abuse Act,” “False Claims Act,” and “Prescription Drug Marketing Act,” and their many state counterparts. When we become subject to such laws, our arrangements with third parties, including health care providers, physicians, vendors, distributors, wholesalers and others, will need to comply with these laws, as applicable. We do not know whether our existing or future arrangements will be found to be compliant. Our efforts to comply with these laws may be time-consuming and expensive. Violations of these statutes may result in substantial criminal and civil penalties and exclusion from governmental health care programs.

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

We also believe that the level of market acceptance of our products will depend in part on whether regulatory authorities impose risk management programs on our products. Risk management programs vary widely in scope and complexity, and can include education and outreach programs, controls on the prescribing, dispensing or use of the product, and/or restricted access systems. If any of our products are subject to risk management programs, the market acceptance of our products may be impaired.

We have no marketing or sales experience, and if we are unable to develop our own sales and marketing capability or if we are unable to enter into or maintain collaborations with marketing partners, we may not be successful in commercializing our products.

Our successful commercialization of Ranexa, if approved, will depend on our ability to establish an effective sales and marketing organization. We currently have no distribution capability and only limited sales and marketing capabilities. With the recent amendment to our sales and marketing services agreement with Innovex, we will now market Ranexa, if approved, directly in the United States. In order to do this, we will have to develop our own marketing and sales force with technical expertise and with supporting distribution capability. Developing a marketing and sales force is expensive and time consuming and could delay any product launch. We cannot be certain that we will be able to develop this capacity.

Our successful commercialization of Ranexa, if approved, will also depend on the performance of numerous third-party vendors. For example, we will rely on third-party vendors to help recruit an effective sales force, to manufacture and distribute Ranexa, and to administer our physician sampling program. Our level of success in commercializing Ranexa will depend in part on the efforts of these third parties.

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

We are spending significant amounts of capital preparing for the potential commercialization of Ranexa prior to FDA approval of Ranexa.

The significant amounts of capital that we are spending to provide and/or enhance infrastructure, headcount and inventory in preparation for the potential launch of Ranexa could be lost if we do not receive FDA marketing approval for Ranexa. Our Ranexa commercialization efforts involve building our sales and marketing infrastructure, increasing our marketing communications efforts, expanding our manufacturing activities to have inventory of commercial supplies of Ranexa, and planning for the hiring and training of a national sales force. These activities involve significant current expenditures and future commitments of capital. If the FDA does not approve Ranexa, these expenditures and commitments could be lost. In addition, if FDA approval of Ranexa is delayed, we will incur additional commercialization expenses at a later date to prepare for a delayed launch of Ranexa. If the FDA does approve Ranexa, we expect that our operating expenses will increase substantially.

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

In addition, we are aware of companies that are developing products that may compete in the same markets as our products. There may also be potentially competitive products of which we are not aware. Many of these potential competitors may have substantially greater product development capabilities and financial, scientific, marketing and sales resources. Other companies may succeed in developing products earlier or obtaining approvals from regulatory authorities more rapidly than either we or our corporate partners are able to achieve. Potential competitors may also develop products that are safer, more effective or have other potential advantages compared to those under development or proposed to be developed by us and our corporate partners. In addition, research and development by others could render our technology or our products obsolete or non-competitive.

Failure to obtain adequate reimbursement from government health administration authorities, private health insurers and other organizations could materially adversely affect our future business, market acceptance of our products, results of operations and financial condition.

Our ability and the ability of our existing and future corporate partners to market and sell our products will depend significantly on the extent to which reimbursement for the cost of our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third party payers and governmental health administration authorities are increasingly attempting to limit and/or regulate the price of medical products and services, especially branded prescription drugs. Even if our products are deemed to be safe and effective by regulatory authorities, third party payers and governmental health administration authorities may direct patients to generic products or other lower-priced therapeutic alternatives.

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

Under our collaborative arrangements, we or our collaborative partners may also have to meet performance milestones. If we fail to meet our obligations under our collaborative arrangements, our collaborators could terminate their arrangements or we could lose our rights to the compounds under development. For example, under our agreement with Fujisawa for CVT-3146, we are responsible for development activities and must meet development milestones in order to receive development milestone payments. Under our agreement with Biogen for Adentri, in order for us to receive development milestone payments, Biogen must meet development milestones. Under our license agreement with Syntex for Ranexa, we are required to use commercially reasonable efforts to develop and commercialize ranolazine for angina, and have related milestone payment obligations.

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

We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research and development activities. We have generated no product revenues. Even if we generate product revenues, we may never achieve profitability. As of September 30, 2003, we had an accumulated deficit of $394.4 million. The process of developing and commercializing our products requires significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals and marketing and sales efforts. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future. Even if we are able to obtain marketing approvals and generate product revenues, we may not achieve profitability.

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

If we are unable to effectively protect our intellectual property, we may be unable to complete development of any products and we may be put at a competitive disadvantage; and if we are involved in an intellectual property rights dispute, we may not prevail and may be subject to significant liabilities or required to license rights from a third party, or cease one or more product programs.

Our success will depend to a significant degree on our ability to, among other things:

•	obtain patents and licenses to patent rights;

•	maintain trade secrets;

•	obtain trademarks; and

•	operate without infringing on the proprietary rights of others.

However, in general we cannot be certain that patents will issue from any of our pending or future patent applications, that any issued patent will not be lost through an interference or opposition proceeding, reexamination request, litigation or otherwise, that any issued patent will be sufficient to protect our technology and investments, or that we will be able to obtain any extensions of patents beyond the initial term.

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

Just as it is important to protect our proprietary rights, we also must not infringe patents or trademarks of others that might cover our compounds, products, services or technology. If third parties own or have proprietary rights to technology or other intellectual property that we need in our product development and commercialization efforts, we will need to obtain licenses to those rights. We cannot assure you that we will be able to obtain such licenses on economically reasonable terms. If we fail to obtain any necessary licenses, we may be unable to complete product development and commercialization.

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

Litigation and disputes related to intellectual property are widespread in the biopharmaceutical industry. Although no third party has asserted a claim of infringement against us, we cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us with respect to our compounds, products, services, technology or other matters. If they do, we may not prevail and, as a result, may be subject to significant liabilities to third parties, may be required to license the disputed rights from the third parties, or may be required to cease using the technology or developing or selling the compounds or products. We may not be able to obtain any necessary licenses on economically reasonable terms, if at all. Any intellectual property-related claims against us, with or without merit, as well as claims initiated by us against third parties, can be time-consuming and expensive to defend or prosecute.

We have no manufacturing experience and will depend on third parties to manufacture our products.

We do not currently operate manufacturing facilities for clinical or commercial production of our products under development. We have no experience in manufacturing commercial quantities of an approved product, and we currently lack the resources or capability to manufacture any of our products on a clinical or commercial scale. As a result, we are dependent on corporate partners, licensees or other third parties for the manufacturing of clinical and commercial scale quantities of all of our products.

For example, we have entered into several agreements with third party manufacturers relating to Ranexa, including for commercial scale or scale-up of bulk active pharmaceutical ingredient, tableting, packaging and supply of a raw material component of the product. We currently rely on a single supplier at each step in the production cycle of Ranexa. The commercial launch of Ranexa is thus dependent on these third party arrangements, and could be affected by any delays or difficulties in performance on the part of any of our third party manufacturers for Ranexa. In addition, because we have used different manufacturers for elements of the Ranexa supply chain in different clinical trials and for potential commercial supply, in order to obtain marketing approval from any regulatory authorities (including the FDA) we will be required to demonstrate to the regulatory authorities’ satisfaction the bioequivalence or therapeutic equivalence of the multiple sources of Ranexa used in our clinical trials to the product to be commercially supplied. An unfavorable interpretation by any regulatory authority could delay or prevent regulatory approval for the product.

Furthermore, we and our third party manufacturers, laboratories and clinical testing sites must pass preapproval inspections of facilities by the FDA and corresponding foreign regulatory authorities before obtaining marketing approvals. In addition, manufacturing facilities are subject to inspection by the FDA and other domestic and foreign regulatory authorities. We cannot guarantee that any such inspections will not result in compliance issues that could prevent or delay marketing approval, or require us to expend money or other resources to correct. In addition, drug product manufacturing facilities in California must be licensed by the State of California, and other states may have comparable requirements. We cannot assure you that we will be able to obtain such licenses.

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

We have experienced rapid growth and expect to continue to expand our operations over time. As we prepare for the potential commercialization of Ranexa, continue to conduct clinical trials for our product candidates and expand our drug discovery efforts, we have added personnel in many areas, including operations, sales, marketing, regulatory, clinical, finance and information systems. For example, we expect significant growth in our sales and marketing organization in preparation for the launch of Ranexa. We may not manage this growth effectively, which would harm our business and cause us to incur higher operating costs. If rapid growth continues, it may strain our operational, managerial and financial resources.

If there is an adverse outcome in our pending litigation, such as the securities class action litigation that has been filed against us, our business may be harmed.

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Northern District of California captioned David Crossen, et al. v. CV Therapeutics, Inc., et al. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations have since been filed against the defendants, and we expect that additional lawsuits containing substantially similar allegations may be filed in the near future. We expect that all of the substantially similar securities class actions will be consolidated into a single action. In addition, the Company’s directors and certain of its officers have been named as defendants in a derivative lawsuit in California Superior Court, Santa Clara County, captioned Kangos v. Lange, et al., which names the Company as a nominal defendant. The plaintiff in this action is a Company stockholder who seeks to bring derivative claims on behalf of the Company against the defendants. The lawsuit alleges breaches of fiduciary duty and related claims based on purportedly misleading statements concerning our NDA for Ranexa.

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

The manufacture and sale of human drugs and other therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. We currently have only limited product liability insurance for clinical trials and only limited commercial product liability insurance. We do not know if we will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. This type of insurance is expensive and may not be available on acceptable terms or at all. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our products. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts. This could adversely affect our cash position and results of operations.

Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant, uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. For example, we do not carry earthquake insurance. In the event of a major earthquake in our region, our business could suffer significant and uninsured damage and loss. In addition, we do not know if we will be able to maintain existing directors’ and officers’ insurance with adequate levels of coverage. The premiums for our directors’ and officers’ insurance policy have increased significantly, and this type of insurance may not be available on acceptable terms or at all. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

The market price of our stock will continue to be highly volatile, and the value of an investment in our common stock may decline.

Within the last 12 months, our common stock has traded between $15.73 and $41.50. The market price of the shares of our common stock has been and may continue to be highly volatile. Announcements and other events may have a significant impact on the market price of our common stock. For example, on October 23, 2003 we announced that the Cardiovascular and Renal Drugs Advisory Committee is scheduled to publicly review Ranexa on December 9, 2003. We understand, based on discussions with the FDA, that the purpose of the advisory committee meeting is to determine whether the committee considers the current NDA sufficient to support approval of Ranexa. On October 30, 2003 we announced that we had received an approvable letter from the FDA for our NDA for Ranexa for the treatment of chronic angina. In this letter, the FDA indicated that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. We understand that the FDA may be prepared to reevaluate this requirement based on the results of the advisory committee review. The FDA is not required to follow the recommendations of the advisory committee. There was significant volatility in the market price of our common stock after both our October 23, 2003 and October 30, 2003 announcements.

We anticipate that there may be substantial volatility in the market price of our common stock before and after the December 9, 2003 advisory committee meeting. Typically the day before an advisory committee meeting, briefing packages submitted to the advisory committee from the sponsor company and from the FDA are made public. The release of this information often causes substantial volatility as market participants react to the information in the briefing packages. Furthermore, after the meeting is completed, we expect further volatility in the market price of our common stock.

In addition, it is not uncommon for trading in a company’s common stock to be halted during the advisory committee review of a company’s important product until results of the committee review are made widely publicly available. In the event of a trading halt, there may be a substantial gap in the closing price on the day before the committee meeting and when the market reopens after the trading halt.

Other announcements and events that can impact the market price of the shares of common stock of our company include, without limitation:

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

In March 2000, we sold $196.3 million aggregate principal amount of 4.75% convertible subordinated notes due in March 2007. Our annual debt service obligation on these notes is approximately $9.3 million per year in interest payments. In June 2003, we sold $100.0 million aggregate principal amount of 2.0% senior subordinated convertible debentures due in May 2023. The holders of the debentures may require us to purchase all or a portion of their debentures on May 16, 2010, May 16, 2013 and May 16, 2018, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. Our annual debt service obligation on these debentures is approximately $2.0 million per year in interest payments. As of September 30, 2003, we have approximately $296.3 million in long term debt. We may add additional lease lines to finance capital expenditures and/or may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further.

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

As of September 30, 2003, the end of the quarter covered by this report, our Chief Executive Officer and our Chief Financial Officer, with the participation of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2003, the Company and certain of its officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Northern District of California captioned David Crossen, et al. v. CV Therapeutics, Inc., et al. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations have since been filed against the defendants, and we expect that additional lawsuits containing substantially similar allegations may be filed in the near future. We expect that all of the substantially similar securities class actions will be consolidated into a single action.

In August 2003, the Company’s directors and certain of its officers were named as defendants in a derivative lawsuit. This action, which is captioned Kangos v. Lange, et al., was filed in California Superior Court, Santa Clara County, and names the Company as a nominal defendant. The plaintiff in this action is a Company stockholder who seeks to bring derivative claims on behalf of the Company against the defendants. The lawsuit alleges breaches of fiduciary duty and related claims based on purportedly misleading statements concerning the Company’s NDA for Ranexa. At the appropriate time, the Company expects to file a motion to dismiss this action due to the plaintiff’s unexcused failure to make a demand on the Company before filing the action.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

CV Therapeutics filed current reports on Form 8-K with the Commission:

•	On July 3, 2003 with respect to the Company entering into an equity line of credit arrangement with Acqua Wellington North American Equities Fund, Ltd.

•	On July 8, 2003 with respect to a press release dated July 7, 2003 announcing that the FDA informed the Company that its New Drug Application for Ranexa (ranolazine) for the potential treatment of chronic angina was scheduled for review by the FDA Cardiovascular and Renal Drugs Advisory Committee during its September 15-16, 2003 meeting.

•	On July 11, 2003 with respect to a press release dated July 10, 2003 announcing that the Company and Quintiles Transnational Corp. modified their commercialization agreement for Ranexa.

•	On July 17, 2003 with respect to a press release dated July 17, 2003 announcing certain financial results for the quarter ended June 30, 2003.

•	On August 4, 2003 with respect to a press release dated August 1, 2003 announcing that the Company reached agreement with the FDA to cancel the review of Ranexa (ranolazine) by the Cardiovascular and Renal Drugs Advisory Committee in September 2003.

•	On August 11, 2003 with respect to a press release dated August 8, 2003 announcing that the Company, and certain of its officers and directors, have been named as defendants in a purported shareholder class action lawsuit alleging violations of federal securities laws.

•	On September 17, 2003 with respect to the sale of 587,489 shares of the Company’s common stock to Acqua Wellington North American Equities Fund, Ltd.

•	On October 17, 2003 with respect to a press release dated October 17, 2003 announcing certain financial results for the quarter ended September 30, 2003.

•	On October 23, 2003 with respect to a press release dated October 23, 2003 announcing that the FDA announced on October 23, 2003 that the Cardiovascular and Renal Drugs Advisory Committee is scheduled to review Ranexa (ranolazine) for the treatment of chronic angina on December 9, 2003.

•	On October 29, 2003 with respect to a press release dated October 29, 2003 announcing that the Company has initiated a pivotal phase III clinical trial of CVT-3146.

•	On October 31, 2003 with respect to a press release dated October 30, 2003 announcing that the Company received an approvable letter from the FDA for the Company’s NDA for Ranexa.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CV THERAPEUTICS, INC.

Date: November 12, 2003	By:	/s/ LOUIS G. LANGE, M.D., PH.D.
Louis G. Lange, M.D., Ph.D. Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2003	By:	/s/ DANIEL K. SPIEGELMAN
Daniel K. Spiegelman Chief Financial Officer (Principal Financial and Accounting Officer)