Form 10-K
period 2003-12-31
CV THERAPEUTICS INC
filed 2004-03-12
CIK 921506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

OR

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $841,166,744 as of June 30, 2003.

The number of shares of Common Stock outstanding as of March 4, 2004 was 31,480,015.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement in connection with the Registrant’s 2004 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this report.

CV THERAPEUTICS, INC.

FORM 10-K

PART I

Item 1.	Business

Overview

CV Therapeutics, Inc., headquartered in Palo Alto, California, is a biopharmaceutical company focused on the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. The Company, a pioneer in a new biomedical discipline called molecular cardiology, applies advances in molecular biology and genetics to identify new mechanisms of cardiovascular diseases and new targets for drug discovery.

Building on the experience and expertise of our scientific staff, we use molecular cardiology to focus our research and development efforts on molecular targets that can be identified as directly linked to potentially relevant physiological and clinical criteria such as alterations in blood pressure, heart rate or cardiac output that produce disease symptoms. We are building a pipeline of novel small molecule product candidates that are designed to offer improved efficacy or reduced side effects compared to existing therapies.

We are developing our lead drug candidate RanexaTM (ranolazine) for the potential treatment of chronic angina. Unlike current anti-anginal drug therapies, Ranexa appears to exert its anti-anginal activity without depending on reductions in heart rate or blood pressure. In December 2002, we submitted a New Drug Application (NDA) for Ranexa to the United States Food and Drug Administration (FDA). On October 30, 2003, the FDA sent us an approvable letter indicating that Ranexa is approvable, that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. On December 9, 2003, the Cardiovascular and Renal Drugs Advisory Committee of the FDA discussed a range of issues relating to the review of Ranexa but did not vote on any matters presented to it. Based on verbal discussions with the FDA since that time, we anticipate that we can receive from the FDA initial marketing approval of Ranexa with the successful completion of a single study. We are still in discussions with the FDA about the exact details of this study, which will be in a restricted population of angina patients, and which we believe can be conducted following an agreement with the FDA under a special protocol assessment (SPA). We believe that the number of patients to be enrolled in the trial will be between the number of patients enrolled in our two prior Phase III studies of Ranexa, and that enrollment could be completed in 2005, which could allow for a potential launch of Ranexa in 2006 in the United States. If approved by the FDA, Ranexa would represent the first new class of anti-anginal therapy in the United States in more than 25 years.

We are also developing regadenoson, an A2A-adenosine receptor agonist, for potential use as a pharmacologic agent in cardiac perfusion imaging studies, and tecadenoson, an A1-adenosine receptor agonist, is being developed for the potential reduction of rapid heart rate during atrial arrhythmias. AdentriTM, an A1-adenosine receptor antagonist for the potential treatment of acute and chronic congestive heart failure (CHF), is licensed to Biogen, Inc. (now Biogen Idec Inc.). In addition, we have several research and preclinical development programs designed to bring additional drug candidates into human clinical testing.

Cardiovascular Disease Background

Despite the development during the past 25 years of significant new therapies for patients with cardiovascular disease, heart disease remains the leading cause of death in the United States, claiming almost 1,000,000 lives in 2001. Molecular cardiology is providing new insight into the mechanisms underlying cardiovascular diseases, thus creating the opportunity for improved therapies.

The cardiovascular system is comprised of the heart, the blood vessels, the kidneys and the lungs. Together, the components of the cardiovascular system deliver oxygen and other nutrients to the tissues of the body and remove waste products. The heart propels blood through a network of arteries and veins. The kidneys closely regulate the volume of blood in the body and the balance of chemicals in the blood, such as sodium, potassium and chloride. The lungs put oxygen in the blood and remove carbon dioxide. To accomplish these tasks, the cardiovascular system must maintain adequate blood flow, or cardiac output. Cardiac output is determined by factors such as heart rate and blood pressure, which in turn are controlled by a variety of hormones such as adrenaline, angiotensin and adenosine. Any significant disruption of this system results in cardiovascular disease.

Cardiovascular diseases, including atherosclerosis (hardening of the arteries), hypertension (high blood pressure), ischemia (imbalance between oxygen demand and oxygen supply in the heart), and others, may cause permanent damage to the heart and blood vessels, leading to CHF, angina and myocardial infarction (heart attack). According to the Heart Disease and Stroke Statistics—2004 Update published by the American Heart Association (AHA), in the United States in 2003, there were 6.8 million patients with angina and 5.0 million patients with CHF. In 2000, there were 2.8 million hospital diagnoses of acute atrial arrhythmias in the United States. More than 20 years ago, drugs such as nitrates, beta-blockers, calcium channel blockers and angiotensin converting enzyme (ACE) inhibitors were developed to treat cardiovascular diseases. These drugs have contributed to an increase in the survival of patients who suffer from cardiovascular disease. However, these drugs also can cause a variety of undesirable side effects, including fatigue, depression, impotence, headaches, palpitations and edema (swelling). They may also be less effective in various groups of patients with cardiovascular disease.

Business Strategy

The key elements of our business strategy are as follows:

Identify and develop new drugs within a single therapeutic area—cardiovascular disease

By focusing on one therapeutic area, cardiovascular disease, we believe that we can be relatively efficient in our drug discovery, development and commercialization efforts. Our concentrated focus on cardiovascular disease enhances our efforts in the following areas:

•	Research—focus is on the molecular mechanisms of the cardiovascular system;

•	Clinical investigators—investigators in one trial may be candidates for future trials;

•	Consultants—thought leaders may be engaged for numerous internal programs;

•	Clinical expertise—key employees have treated, and some continue to treat, patients with cardiovascular disease;

•	Regulatory—interactions are primarily with a single FDA division; and

•	Sales and marketing efficiency—marketing and detailing may focus on the same cardiologists and other prescribing doctors.

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

Commercialize products, in part, through a concentrated sales and marketing effort targeted to cardiologists

A focused commercialization effort can provide sales and marketing cost efficiencies. Patients that have severe cardiovascular conditions are often treated by cardiologists. In 2002, there were approximately 24,000 cardiologists in the United States. Cardiologists are typically concentrated in metropolitan communities near major medical centers. We believe that this relatively small number of specialists is responsible for a significant portion of the patient visits associated with prescriptions written for important cardiovascular conditions such as angina. These market dynamics make it possible to market and sell our products with a focused commercialization effort.

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

Product Portfolio

We have the following portfolio of product candidates:

Product Candidate	Target	Area of Development	Development Status
Ranexa (ranolazine)	Late sodium current	Chronic angina	Approvable letter received
Regadenoson (CVT-3146)	A2A-adenosine receptor in the heart	Cardiac imaging	Phase III
Tecadenoson (CVT-510)	A1-adenosine receptor in the heart	Acute heart rate control during atrial arrhythmias-PSVT	Phase III
	A1-adenosine receptor in the heart	Acute heart rate control during atrial arrhythmias-atrial fibrillation	Phase II
Adentri	A1-adenosine receptor in the kidney	Congestive heart failure	Phase II
CVT-3619	A1-adenosine receptor in the heart	Heart rate control during atrial arrhythmias	Preclinical
	A1-adenosine receptor in adipose (fat) tissue	Lipid metabolism	Preclinical
CVT-4325	Fatty acid oxidation inhibition	CHF	Preclinical
CVT-2584	Inhibition of cell cycle enzyme (CDK2)	Restenosis	Preclinical
CVT-6883	A2B-adenosine receptor	Cardiopulmonary disease	Preclinical
Cholesterol Transport	Tangier disease gene/HDL elevation	Atherosclerosis	Research

In the table, under the heading “Development Status,” Approvable letter received indicates that the FDA has reviewed the NDA and has issued an approvable letter; Phase III indicates evaluation of clinical efficacy and safety within an expanded patient population at geographically dispersed clinical trial sites; Phase II indicates clinical safety testing, dosage testing and initial efficacy testing in healthy volunteers and/or a limited patient population; Phase I indicates initial clinical safety testing in healthy volunteers or a limited patient population, or studies directed toward understanding the mechanisms of the drug; Preclinical indicates lead compound selected for possible development based on predetermined criteria for toxicity, pharmacologic activity, potency, specificity and manufacturability; and Research indicates lead candidate being tested against predetermined criteria. For purposes of the table, “Development Status” indicates the most advanced stage of development that has been completed or is in process.

Ranexa (ranolazine)

Ranexa (ranolazine) is a novel small molecule for the potential treatment of chronic angina. Unlike current anti-anginal drug therapies, ranolazine appears to exert its anti-anginal activity without depending on reductions in heart rate or blood pressure. We are developing Ranexa for the potential treatment of chronic angina because we believe Ranexa is safe and effective in treating angina and may reduce the frequency of painful angina attacks and the use of nitroglycerin to relieve angina pain. In addition, unlike current anti-anginal medicines, Ranexa does not appear to produce clinically meaningful changes in blood pressure or heart rate, and as a result, Ranexa may provide significant benefits for some patients. We licensed exclusive rights to Ranexa in the United States and specified foreign territories for use in all cardiovascular indications, including chronic angina, from Syntex (U.S.A.) Inc. in March 1996.

Chronic Angina

Chronic angina is a serious and debilitating heart condition, usually associated with coronary artery disease (CAD) and marked by repeated and sometimes unpredictable attacks of chest pain. As a result, the condition can significantly compromise patients’ lifestyles. Patients often must limit their activities to avoid an attack.

Angina attacks occur when the heart does not receive sufficient oxygen to function effectively due to CAD, which is characterized by a buildup of fatty, cholesterol-containing plaques in coronary arteries. The accumulation of plaques in coronary arteries reduces the flow of oxygen-rich blood to the heart. When the blood supply to the heart is inadequate and cannot provide enough oxygen to meet the heart muscle’s demand (myocardial ischemia), an angina attack may occur. Risk factors for the development of CAD, ischemia and chronic angina include high cholesterol, smoking, high blood pressure, diabetes, age, gender and family history.

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

Chronic angina is a growing health problem, affecting millions of people, generally over the age of 55. Annually, it costs the United States tens of billions of dollars in healthcare services and lost work. According to the AHA’s Heart Disease and Stroke Statistics—2004 Update, 6.8 million people in the United States live with chronic angina, with an additional 400,000 people newly diagnosed each year. The U.S. Census Bureau projects that the over 55 population the group most at-risk for angina—will increase by approximately 70 percent over the next 30 years.

Current Pharmaceutical Approaches to Chronic Angina Treatment

Currently available drugs to treat chronic angina include beta-blockers, calcium channel blockers and long-acting nitrates. These drugs decrease the heart’s demand for oxygen by reducing the work it performs; this reduction in work is achieved by lowering heart rate, blood pressure and/or the strength of the heart’s contraction. These hemodynamic effects can limit or prevent the use of currently available drugs in patients whose blood pressure or cardiac function is already decreased. These limiting effects can be particularly pronounced when these drugs are used in combination.

In addition, co-morbidities such as reactive airway disease, CHF and diabetes also complicate treatment with existing anti-anginal drugs because these conditions may cause patients to be more vulnerable to known side effects of currently approved therapies. For many chronic angina patients with these diseases, currently available therapies may provide incomplete relief.

Despite the use of currently available therapies, up to three-fourths of patients still have angina symptoms. Some patients on multiple drugs continue to experience, on average, two attacks per week. Adverse effects of drug therapy include lower extremity edema associated with calcium channel blockers, impotence and depression associated with beta-blockers, and headaches associated with nitrates. Consequently, for some patients and physicians, presently available medical treatment may not relieve angina without unacceptable effects.

Ranexa—A Potential New Approach Without Depending On Reductions In Heart Rate Or Blood Pressure

The treatment of angina is suboptimal in many angina patients because they cannot tolerate the currently available anti-anginal agents at doses sufficient to treat their symptoms fully, either because of their concomitant diseases, or because of the adverse effects intrinsic to the drugs themselves. We believe that a well tolerated anti-anginal drug, which provides efficacy either by itself or in addition to that provided by existing agents, without further reducing blood pressure, heart rate and/or contractile function, would be a useful new tool to alleviate the burden of chronic angina. Such a drug would provide physicians with an additional option to treat patients who are symptomatic with angina but cannot tolerate reductions in blood pressure, heart rate or contractile performance or the slowing of AV nodal conduction caused by existing anti-anginals.

Preclinical research indicates that Ranexa is a potent and selective late sodium current blocker whose effects include increased cardiac efficiency. Because of Ranexa’s action as a potent and selective late sodium current blocker, it is believed to prevent sodium overload and resulting calcium overload in the heart, which occur during both ischemia and heart failure but not in the normal heart. This in turn can preserve energy and mitochondrial function, restore contractility and diastolic function, and preserve proper ion balance. To our knowledge, Ranexa is the first potent and selective late sodium current blocker in cardiovascular development.

In our Phase III clinical trials of Ranexa, Ranexa did not produce clinically meaningful reductions in heart rate or blood pressure. Consequently, patients taking Ranexa may be able to maintain these hemodynamic measures at or near baseline levels.

Ranexa Development Status

Our Ranexa NDA seeking FDA approval for the treatment of chronic angina was submitted to the FDA in December 2002. The NDA contains data from more than 3,300 angina patients and subjects, and from over 25,000 electrocardiograms. Our two Phase III clinical trials of Ranexa, MARISA and CARISA, were randomized, double-blind, placebo controlled trials. MARISA evaluated Ranexa when used in patients who were not receiving other anti-anginal drugs (monotherapy). CARISA evaluated Ranexa when used in patients who were receiving either a beta-blocker or a calcium channel blocker. In both of these trials, Ranexa statistically significantly increased patients’ symptom-limited exercise duration at trough drug concentrations compared to placebo. This endpoint has historically been the primary efficacy endpoint for the evaluation of anti-anginal therapies that have been approved by the FDA. Additionally, in CARISA, Ranexa significantly reduced the frequency of angina attacks and the use of nitroglycerin to relieve angina pain. In both of these trials, Ranexa had no clinically meaningful impact on heart rate or blood pressure, either at rest or following exercise. In these trials, the most common adverse events included dizziness, constipation, nausea, asthenia (weakness), headaches and dyspepsia (indigestion). Adverse event frequency increased as dose increased. In addition, small but statistically significant increases in QTc, an electrocardiographic measurement, were observed compared to placebo.

On October 30, 2003 we received an approvable letter from the FDA for our NDA for Ranexa for the treatment of chronic angina. In the approvable letter, the FDA indicated that Ranexa is approvable, that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. On December 9, 2003 the FDA’s Cardiovascular and Renal Drugs Advisory Committee discussed a range of issues relating to the review of Ranexa for the treatment of chronic angina, but did not vote on any matters presented to it. Based on verbal discussions with the FDA since that time, we anticipate that we can receive from the FDA initial marketing approval of Ranexa with the successful completion of a single study. We are still in discussions with the FDA about the exact details of this study, which will be in a restricted population of angina patients, and which we believe can be conducted, following an agreement with the FDA, under a special protocol assessment (SPA). We believe that the number of patients to be enrolled in the trial will be between the number of patients enrolled in our two prior Phase III studies of Ranexa, and that enrollment could be completed in 2005, which could allow for a potential launch of Ranexa in 2006 in the United States. If approved by the FDA, Ranexa would represent the first new class of anti-anginal therapy in the United States in more than 25 years.

An agreement between a sponsor company and the FDA under an SPA for a Phase III clinical trial covers, among other things, the design and size of the trial that will form the basis of a claim of effectiveness, and the anticipated regulatory outcome (such as approval), assuming that the trial results are positive. The SPA agreement may only be changed by the sponsor company or the FDA through a written agreement, or if the FDA becomes aware of a substantial scientific issue essential to product efficacy or safety. If the sponsor company fails to comply with the agreed upon trial protocol, the SPA will not be binding on the FDA.

We also plan to conduct one or more additional clinical trials of Ranexa, which could potentially allow us to broaden the product labeling, if any, over time. For example, we are considering conducting a study with the TIMI study group in ischemic patients with acute coronary syndromes (ACS) and angina. Patients would be started on intravenous ranolazine in the hospital followed by outpatient treatment with oral ranolazine. If successful, this study could potentially support subsequent FDA approval of Ranexa as a first line therapy for angina patients, and could allow us to access the hospital market for ACS patients.

Information relating to these potential additional Ranexa studies, including the proposed study in a restricted population of angina patients and the potential SPA, the TIMI study and any additional studies of Ranexa, is based on verbal discussions between us and the FDA, is not yet definitive, and is subject to change based on our continuing discussions with and submissions to the FDA.

We are working on a submission of a centralized marketing authorization application for ranolazine for potential use in patients with chronic angina in Europe. We have opened a small office in the United Kingdom, which has as its primary function the evaluation of the clinical, regulatory and marketing issues for our product candidates in Europe.

While we believe that the safety and efficacy of Ranexa have been well characterized as part of our clinical development program, the final determination of the safety and efficacy of Ranexa will be made by the FDA and other relevant health authorities. Ranexa has not been determined by the FDA or any other regulatory authorities to be safe or effective in humans for any use.

Potential Commercialization of Ranexa

In July 2003, we modified our Ranexa commercialization agreement with Quintiles Transnational Corp., which was originally signed in May 1999. The modified agreement provides us with complete commercialization rights for Ranexa, including the right to hire and train a dedicated cardiovascular sales force. Quintiles and its commercial sales and marketing subsidiary, Innovex Inc., continue to have a commercialization services relationship relating to Ranexa and also are preferred providers of their full range of pharmaceutical services to us. Under this modified agreement, Quintiles received a warrant for 200,000 shares of our common stock. These modifications supercede the terms of the original agreement, which included payments from us to Innovex of a fee based on a percentage of sales in the first five years of Ranexa sales, and a royalty in the sixth and seventh year.

Since the modification of the agreement, we have increased our efforts to build our internal commercialization infrastructure. We have also developed senior sales and marketing team to plan and manage a future field sales organization for Ranexa, if approved, and other potential products.

Regadenoson

We are developing regadenoson (CVT-3146) for potential use as a pharmacologic stress agent in cardiac perfusion imaging studies (stress tests). Cardiac perfusion imaging studies offer physicians a non-invasive tool to identify areas of poor blood flow to the heart muscle, which may be caused by coronary blockages. Some of these studies identify areas of limited blood flow by administering pharmacologic agents that increase blood flow in normal coronary arteries much more than in diseased arteries. Regadenoson is an A2A-adenosine receptor agonist, which may act selectively on the heart to cause coronary vasodilation and thus increase coronary blood flow. Therefore, regadenoson may provide doctors with an alternative pharmacologic agent for cardiac perfusion imaging studies that may have fewer unwanted side effects. We have entered into a collaboration with Fujisawa Healthcare, Inc. to develop and market regadenoson in North America. We are currently conducting a Phase III clinical trial of regadenoson in patients undergoing a cardiac stress test.

Cardiac Perfusion Imaging Studies

During cardiac perfusion imaging studies, two sets of images of the heart are obtained, one following exercise, the other at rest. Patients begin the procedure by exercising on a treadmill. When they reach their maximum level of exercise, a small amount of a radioactive tracer (radiotracer) is injected into the bloodstream. The radiotracer mixes with the blood and is taken up by the heart muscle cells. The patient then lies under a camera that can visualize the radiotracer and produce images of the areas of the heart where the radiotracer has been taken up. Separate images are taken at rest.

By comparing images taken during exercise (stress) to images taken at rest, physicians can identify areas of the heart with insufficient blood flow, indicating potentially narrowed or blocked coronary arteries requiring further medical attention. For example, if the test shows a normal image at rest but not at exercise, the heart is ischemic during stress because it is not getting enough blood when it must work harder.

In cases where the patient cannot exercise on the treadmill, the patient will typically receive a pharmacologic agent that simulates the conditions of the treadmill exercise test on the heart. In 2002, approximately 7.8 million patients underwent cardiac perfusion imaging studies. Of those, approximately 3.4 million, or more than 40%, required a pharmacologic agent to generate maximum coronary blood flow because peripheral vascular disease, arthritis or other limiting medical conditions prevent them from exercising on the treadmill.

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

Potential Treatment by Regadenoson

Regadenoson is a selective A2A-adenosine receptor agonist, which is designed to act on the coronary arteries to cause coronary vasodilation and thereby increase coronary blood flow. By selective stimulation of the A2A-adenosine receptor, regadenoson may avoid unwanted side effects such as reduced heart rate, heart block and bronchoconstriction, which may occur when other adenosine receptor sub-types are stimulated. Regadenoson may dilate coronary arteries at doses which do not dilate other arteries, thereby possibly avoiding major and sustained decreases in blood pressure (hypotension). Since regadenoson can be administered as a bolus, an infusion pump may not be needed. This potentially could make it easier and faster for health care providers to administer the pharmacologic agent and perform the imaging test.

Regadenoson Development Status

In November 2002, at the annual meeting of the American Heart Association, we announced results from a Phase II trial in which regadenoson produced a dose-dependent increase in coronary blood flow velocity. This open-label study was designed to evaluate the effect of a single rapid intravenous bolus of regadenoson on coronary blood flow velocity at various doses. At all doses studied, regadenoson caused a rapid increase in coronary blood flow velocity that was at or near peak within 30-40 seconds. The study also identified doses of intravenous regadenoson that caused a maximal response that was similar to that caused by intracoronary adenosine. In this trial, regadenoson was generally well-tolerated, and drug-related adverse events, including chest discomfort, increased heart rate, hypotension, flushing and shortness of breath, were mild and self-limited. In this trial, regadenoson achieved our target profile of coronary blood flow increase for a potential pharmacologic stress agent.

In November 2003, at the annual meeting of the American Heart Association, we announced results from a Phase II trial in which regadenoson provided a similar ability to detect and quantify myocardial ischemia with cardiac perfusion imaging studies as noted with an adenosine infusion. This study was designed to determine the ability of regadenoson to produce an increase in coronary blood flow and accurately detect CAD. Subjects underwent both adenosine and regadenoson stress/rest cardiac perfusion imaging studies. The stress tests results following stress were similar both with visual and quantitative methods of analysis. The direct comparison also revealed no differences in ischemia detection. No dose-dependent effect of regadenoson on ischemia detection was noted.

In October 2003, we initiated a pivotal Phase III trial of regadenoson. This on-going study is a double-blind trial of regadenoson in patients undergoing a cardiac stress test. We anticipate initiating a second Phase III clinical trial of regadenoson in 2004.

Regadenoson has not been determined by the FDA or any other regulatory authorities to be safe or effective in humans for any use.

Tecadenoson

We are developing tecadenoson (CVT-510) for the potential reduction of rapid heart rate during acute atrial arrhythmias. Atrial arrhythmias are abnormally rapid heart rates, and include the conditions of atrial fibrillation, atrial flutter and paroxysmal supraventricular tachycardias (PSVT). Tecadenoson is an A1-adenosine receptor agonist, which may act selectively on the conduction system of the heart to slow electrical impulses. Tecadenoson may offer a new approach to rapid and sustained control of acute atrial arrhythmias by reducing heart rate without lowering blood pressure. We have completed a Phase III trial of tecadenoson in patients with PSVT and have completed Phase II trials in patients with atrial fibrillation and atrial flutter. Our current efforts in this program are aimed at identifying an appropriate potential commercial dosing regimen for future study of tecadenoson in patients with atrial fibrillation and atrial flutter.

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

Cardiac Conduction System

During an atrial arrhythmia, the atria of the heart beat too rapidly, sending excessive electrical impulses to the ventricles of the heart. The electrical impulses, which initiate in the atria, reach the ventricles by passing through another set of specialized cells known as the atrio-ventricular (AV) node. The AV node controls the rate of transmission of the electrical impulses to the ventricles. Since the rate at which electrical impulses pass through the AV node determines ventricular heart rate, slowing AV nodal transmission will result in a reduction in the ventricular heart rate. Since ventricular heart rate is a primary determinant of cardiac output, prompt slowing of rapid AV nodal conduction is one treatment approach to slowing the abnormally rapid heart rate of atrial arrhythmias.

Current Approaches to Acute Heart Rate Control During Atrial Arrhythmias

Current medical therapies for acute atrial arrhythmias, which include digoxin, calcium channel blockers, beta-blockers and Adenocard®, aim to slow the heart to a normal rate, but have significant limitations in the acute care setting. Digoxin is effective in controlling heart rate, but requires time to take effect. This is a significant negative feature in patients whose condition requires prompt heart rate control to restore normal cardiac output. Calcium channel blockers, beta-blockers and Adenocard® act quickly but reduce blood pressure and depress cardiac function. As a result, these drugs could potentially exacerbate the condition of patients already experiencing cardiac dysfunction as a complication of the arrhythmia. Furthermore, the effect of Adenocard® lasts only for a few seconds, so this product is approved for conversion of PSVT to normal sinus rhythm but is not approved for treatment in patients with atrial fibrillation or flutter.

Potential Treatment by Tecadenoson

Tecadenoson is designed to selectively stimulate the A1-adenosine receptor. Stimulation of the A1-adenosine receptor in the AV node slows the speed of electrical conduction across the AV node, which in turn reduces the number of electrical impulses that reach the ventricle. Stimulation of the A2-adenosine receptor may lower blood pressure. Since tecadenoson is designed to selectively stimulate the A1-adenosine receptor without significantly stimulating the A2-adenosine receptor, it may be possible to use tecadenoson to intervene quickly in the arrhythmia process without unwanted blood pressure reductions. Tecadenoson may offer cardiac patients and clinicians an alternative to current therapies that are either relatively slow to act or that reduce blood pressure.

Tecadenoson Development Status

In November 2002, at the Late Breaking Clinical Trial Sessions of the American Heart Association Scientific Sessions, we announced results from TEMPEST (Trial to Evaluate the Management of PSVT during

Electrophysiologic Study with Tecadenoson). In this Phase III trial, all five dosing regimens of tecadenoson converted patients with PSVT back into a normal heart rhythm (p<0.0005 vs. placebo). The most frequent adverse symptom was paresthesia, a tingly sensation. Other less frequent adverse symptoms included flushing, tachycardia, headache and dyspnea. There was no apparent dose-dependent increase in any adverse symptom following administration of tecadenoson. As expected, based on the pharmacology of the study drug, dose-dependent, transient and clinically insignificant AV block was observed shortly after conversion across the highest three doses of tecadenoson. Hemodynamic parameters such as blood pressure and heart rate were not adversely affected by tecadenoson.

In an earlier open-label, dose ranging Phase II clinical trial in patients with atrial fibrillation or flutter, tecadenoson appeared to reduce heart rate from baseline without clinically meaningful changes in blood pressure. Our current efforts in this program are aimed at identifying an appropriate potential commercial dosing regimen for future study of tecadenoson in individuals with atrial fibrillation and atrial flutter.

Tecadenoson has not been determined by the FDA or any other regulatory authorities to be safe or effective in humans for any use.

Adentri Program

Patients with CHF have limited heart pumping function, and the corresponding reduction in blood flow impairs the kidneys’ ability to clear fluid wastes from the body. Current therapies for CHF tend to negatively impact other activities of the kidneys. Preclinical and clinical trials indicate that A1-adenosine receptor antagonists may increase the kidneys’ ability to clear fluid wastes without decreasing other functions of the kidneys. Thus, we believe that A1-adenosine receptor antagonists have the potential to be a new therapy for the treatment of CHF.

In March 1997, we licensed the rights to our A1-adenosine receptor antagonist technology, patents and compounds (including CVT-124) to Biogen, Inc. (now Biogen Idec Inc.). Biogen’s efforts in this area are referred to as the Adentri program. As a result of the agreements we signed, Biogen has an exclusive worldwide license to develop, manufacture and commercialize any A1-adenosine receptor antagonists developed either by Biogen or us based on our patents or our technology. Under the license, Biogen is responsible for funding all development and commercialization expenses related to the Adentri program.

Congestive Heart Failure

CHF occurs when the heart muscle is weakened by disease and cannot adequately pump blood throughout the body. As a result, fluid accumulates throughout the body, including in the lungs, causing shortness of breath. Fluid also accumulates in the body because of adaptations by the kidneys during CHF.

According to the AHA’s Heart Disease and Stroke Statistics – 2004 Update, approximately 5.0 million people in the United States suffered from CHF and an estimated 550,000 new cases arise each year. Almost one million patients in 2001 were hospitalized in the United States with a primary diagnosis of CHF.

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

Potential Treatment by A1-Adenosine Receptor Antagonists

A1-adenosine receptor antagonists block the action of the A1-adenosine receptors. Because the A1-adenosine receptor plays an important role in causing the kidneys to retain sodium and fluids, blocking the action of this receptor may reduce the amount of fluid that the kidneys retain. In addition, clinical trials to date indicate that A1-adenosine receptor antagonists may relieve fluid overload without an associated reduction in the filtration function of the kidneys.

Adentri Development Status

Biogen has conducted Phase I and Phase II studies of BG9928, a backup licensed compound, in both oral and intravenous formulations for the potential treatment of acute and chronic CHF.

In November 2003, at the annual meeting of the American Heart Association, Biogen announced that the results from a Phase II safety study of oral Adentri did not reveal any significant safety concerns during the 10 days of dosing or during an additional 30 days of follow up. The trial was a randomized, double blind, placebo-controlled study that evaluated the safety, pharmacology and clinical effects of oral Adentri among stable heart failure patients. Patients were maintained on their usual medications, including ACE inhibitors and diuretics, and were dosed with either placebo or one of four doses of Adentri, administered once daily for 10 days. In addition, the study showed increases in sodium excretion above baseline and above placebo beginning the first day of taking Adentri, and continuing over the 10-day dosing period. These effects were not accompanied by reductions in kidney function or substantial increases in potassium excretion.

Under the Adentri program to date, no licensed compound has been determined by the FDA or any other regulatory authorities to be safe or effective in humans for any use.

Preclinical Pipeline

Our research and development team is creating new product opportunities through our expertise in molecular cardiology. We have preclinical research programs in the areas of:

•	Cardiac Conduction

–	Cardiopulmonary Disease

–	Lipid Metabolism

•	Cardiac Metabolism

•	Atherosclerosis

•	Vascular Stenosis

•	Cardiovascular Genomics

Adenosine Receptor Research

Adenosine is a naturally occurring small molecule that elicits pharmacological responses that tend to compensate for the imbalance in oxygen supply relative to demand that occurs when blood vessels are partially blocked by cardiovascular disease. We continue to explore the biology of adenosine through selective activation or inhibition of its four receptor subtypes, A1, A2A, A2B and A3. Our adenosine receptor research program has discovered proprietary compounds that selectively elicit the desired effects of adenosine receptor stimulation for the treatment of certain electrical conductance disturbances, such as atrial arrhythmias, and regulate the mechanisms of new blood vessel growth (angiogenesis).

– Cardiac Conduction

Electrical impulses within the heart muscle play a key role in causing the heart muscle to sequentially expand and then contract, which is required for the heart to pump blood throughout the body in a controlled rhythm. Failure of this electrical system to function properly, such as in atrial arrhythmias, will result in a poorly pumping heart.

We have discovered and are now developing a series of novel, proprietary, orally bio-available partial A1-adenosine receptor agonists, including CVT-3619, that selectively slow the electrical conductance in the heart to adjust the rate of an irregularly beating heart into the normal range. These compounds are similar to tecadenoson (which is being developed for the acute care of atrial arrhythmias), and are targeted for the continued care of patients with chronic atrial arrhythmias.

– Cardiopulmonary Disease

Our scientists together with external collaborators have led an effort to characterize the role of adenosine in the pathology of cardiopulmonary disease. We have participated in the discovery of the adenosine receptor responsible for the pro-inflammatory response that accompanies the asthmatic response, and have discovered small molecule inhibitors of this process. The goal of this program, which includes compounds such as CVT-6883, is to discover and develop novel approaches to the treatment of cardiopulmonary disease.

– Lipid Metabolism

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

Cardiac Metabolism

In order for the heart to adequately pump blood, fuel (in the form of fatty acids and glucose) is metabolized with oxygen to yield ATP (a key molecule involved in the expenditure of cellular energy). When the heart muscle is weakened by disease such as CHF and therefore cannot adequately pump blood throughout the body, a compound that enhances cardiac metabolism could be beneficial. CVT-4325 is a member of a class of molecules that favorably affects cardiac metabolism to increase glucose oxidation as a result of its effects to reduce fatty acid oxidation. The increase in glucose oxidation is believed to enhance cardiac function without the concomitant increase in oxygen consumption because the heart gets more energy from the breakdown of glucose than fat. The goal of this program is to discover new products that may be effective in the acute and chronic treatment of CHF.

The goals of our cardiac metabolism program are to further characterize the therapeutic potential of ranolazine in the treatment of diseases other than chronic angina, and to discover new, proprietary products. For example, in a preclinical model of CHF, ranolazine increased work output by the heart without increasing the consumption of oxygen. In other words, cardiac performance and cardiac efficiency were improved. We have also discovered several novel, proprietary compounds under this program, including CVT-4325.

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

Restenosis

The goal of our cell cycle inhibition program is to develop new therapeutics that suppress abnormal cellular proliferation that occurs during vascular damage associated with balloon angioplasty or stent implantation. Excessive proliferation of cardiovascular connective tissue cells or vascular smooth muscle cells causes the scarring and loss of function that is characteristic of chronic diseases of the heart, blood vessels and kidneys. As part of our drug discovery strategy, we have focused upon enzymes called cell cycle enzymes that regulate cellular growth and development. CVT-2584 is one of a series of novel compounds that selectively inhibit CDK2, a critical cell cycle enzyme. Preclinical studies with CVT-2584 have shown a substantial reduction of blockages after vascular injury.

Cardiovascular Genomics

Our cardiovascular genomics program is working to utilize the latest tools of genomics and gene expression microarray technology to identify novel gene and protein targets for drug discovery. We have focused on evaluating the expression of tens of thousands of human genes that are involved in the accumulation of lipids and progression of disease in the vascular wall. In this way, we are seeking to identify novel approaches to reduce the risk of heart attacks.

Collaborations and Licenses

We have established, and intend to continue to establish, strategic partnerships to potentially expedite the development and commercialization of our drug candidates. In addition, we have licensed, and intend to continue to license, chemical compounds from academic collaborators and other companies. Our key collaborations and licenses currently in effect include:

University of Florida Research Foundation

In June 1994, we entered into a license agreement with the University of Florida Research Foundation, Inc. under which we received exclusive worldwide rights to develop A1-adenosine receptor antagonists and agonists for the detection, prevention and treatment of human and animal diseases. In consideration for the license, we paid an initial license fee and are obligated to pay royalties based on net sales of products that utilize the licensed technology. Under this agreement, we must exercise commercially reasonable efforts to develop and commercialize one or more products covered by the licensed technology. In the event we fail to reach certain milestones under the agreement, the licensor may convert the exclusive license into a non-exclusive license. In March 1997, we sublicensed our rights under this license that relate to A1-adenosine receptor antagonists to Biogen (now Biogen Idec).

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

Under our license agreement, we paid an initial license fee, and are obligated to make certain milestone payments to Syntex, upon receipt of the first and second product approvals for Ranexa in any of certain major market countries (consisting of France, Germany, Italy, the United States and the United Kingdom). Unless the

agreement is terminated, in connection with the first such product approval, we will pay Syntex, on or before March 31, 2005, $7.0 million plus interest accrued thereon from May 1, 2002, until the date of payment. As of December 31, 2003, had we been required to accrue the $7.0 million milestone, we would have accrued approximately $1.8 million in interest expense. Unless the agreement is terminated, if the second product approval in one of the major market countries occurs before May 1, 2004, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from the date of approval until the date of payment, and if the second such product approval occurs after May 1, 2004, but before March 31, 2006, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from May 1, 2004, until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries has not occurred by March 31, 2006, we will pay Syntex $3.0 million on or before March 31, 2006, and if we receive the second product approval after March 31, 2006, we will pay Syntex $4.0 million within thirty (30) days after the date of such second product approval. No amounts have been accrued to date in relation to these milestones. In addition, we will make royalty payments based on net sales of products that utilize the licensed technology. We are required to use commercially reasonable efforts to develop and commercialize the product for angina.

We or Syntex may terminate the license agreement for material uncured breach, and we have the right to terminate the license agreement at any time on 120 days written notice if we decide not to continue to develop and commercialize Ranexa.

Biogen Idec

In March 1997, we entered into research collaboration and license agreements with Biogen (now Biogen Idec), which grant Biogen the exclusive worldwide right to develop and commercialize any products that are produced based on our A1-adenosine receptor antagonist patents or technologies (including our rights under the University of Florida Research Foundation license) for all indications. Biogen’s efforts in this area are referred to as the Adentri program. In February 2000, based on results of a Phase II clinical trial, Biogen announced its intention to continue with the Adentri program, but with a backup licensed compound. Biogen owes certain milestone payments in connection with development and commercialization of licensed products, and is obligated to pay royalties on any sales of products covered by the agreements. Biogen has control and responsibility for conducting, funding and pursuing all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of A1-adenosine receptor antagonist products under the agreements.

Biogen may terminate the agreements for any reason upon 60 days written notice. If Biogen terminates the agreements, all rights to the technology we licensed to Biogen will revert to us. In addition, we will receive a non-exclusive license to certain technology of Biogen, and we will owe Biogen a royalty on future sales of any A1-adenosine receptor antagonist products under the agreements.

Fujisawa Healthcare

In July 2000, we entered into a collaboration with Fujisawa Healthcare, Inc. to develop and market second generation pharmacologic cardiac stress agents. Under this agreement, Fujisawa received exclusive North American rights to regadenoson, a short acting selective A2A-adenosine receptor agonist, and to a backup compound. We received $10.0 million from Fujisawa consisting of a $6.0 million up-front payment, which is being recognized as revenue over the expected term of the agreement, and $4.0 million for the sale of 54,270 shares of our common stock. In September 2001, based on initiating a Phase II clinical trial for regadenoson, Fujisawa paid us a $2.0 million milestone payment. In November 2003, based on initiating a Phase III trial of regadenoson in October 2003, Fujisawa paid us a $3.0 million milestone payment. We may receive up to an additional $19.0 million in cash based on other development and regulatory milestones such as certain regulatory filings and approval. In addition, Fujisawa reimburses us for 75% of the development costs, and if the product is approved by the FDA, we will receive a royalty based on product sales of regadenoson and may receive a royalty on another product sold by Fujisawa.

Fujisawa may terminate the agreement for any reason on 90 days written notice, and we may terminate the agreement if Fujisawa fails to launch a product within a specified period after marketing approval. In addition, we or Fujisawa may terminate the agreement in the event of material uncured breach, or bankruptcy or insolvency.

Marketing and Sales

We currently have contracted with a third party for distribution capability and have only limited sales and marketing capabilities. With the 2003 amendment to our sales and marketing services agreement with Quintiles and Innovex, we will now market Ranexa, if approved, in the United States. In order to do this, we will have to develop our own marketing and sales force with technical expertise and with supporting distribution capability. We have hired a limited number of marketing and sales personnel, and would expect to hire additional personnel in connection with the launch of our first product. In addition, we may promote our products in collaboration with marketing partners or rely on relationships with one or more companies with established distribution systems and direct sales forces. For example, Fujisawa has agreed to market and sell regadenoson in North America, if approved by regulatory authorities, and Biogen has agreed to market and sell Adentri worldwide, if approved by regulatory authorities.

Manufacturing

We do not currently operate manufacturing facilities for clinical or commercial production of our products under development. We have no direct experience in manufacturing commercial quantities of any of our products, and we currently lack the resources or capability to manufacture any of our products on a clinical or commercial scale. As a result, we are dependent on corporate partners, licensees or other third parties for the manufacturing of clinical and commercial scale quantities of our products. We do have experience in the transfer of manufacturing-related technology from discovery to scale-up manufacturing facilities.

We have entered into several agreements with third party manufacturers relating to Ranexa, including for commercial scale or scale-up of bulk active pharmaceutical ingredient, tableting, packaging and supply of a raw material component of the product. We currently rely on a single supplier at each step in the production cycle of Ranexa. The commercial launch of Ranexa, if any, will be dependent on these third party arrangements, and could be affected by any delays or difficulties in performance of our third party manufacturers of Ranexa.

Patents and Proprietary Technology

Patents and other proprietary rights are important to our business. Our policy is to file patent applications in the United States and internationally in order to protect our technology, including inventions and improvements to inventions that are commercially important to the development of our products. The evaluation of the patentability of United States and foreign patent applications can take several years to complete and can involve considerable expense.

We own multiple patents issued by and/or patent applications pending with the United States Patent and Trademark Office (US PTO) and foreign patent authorities relating to our technology, including related to our clinical programs, Ranexa, regadenoson and tecadenoson. We have received issued patents from the US PTO claiming methods of using various sustained release formulations of ranolazine (including the formulation tested in our two pivotal human clinical trials for Ranexa) for the treatment of chronic angina; these patents expire in 2019. We also have a license from Syntex (U.S.A.) Inc. in specified territories, which gives us exclusive rights to specified patents issued to Syntex by the US PTO and foreign patent authorities related to Ranexa for use in developing and commercializing Ranexa for cardiovascular indications. The United States compound patent relating to Ranexa expired in 2003. However, we have received an interim patent term extension under the Hatch-Waxman Act, which we intend to renew annually, and if the NDA for Ranexa is approved we plan to reapply on a permanent basis for patent term extension. At such time we expect to be able to receive an extension under the Hatch-Waxman Act, which we anticipate would extend the patent protection for five years to 2008. Regadenoson is the subject of two United States patents that expire in 2019. Tecadenoson is the subject of a United States patent that expires in 2016.

In addition, we have acquired from the University of Florida Research Foundation, Inc., and in turn have granted to Biogen, Inc. (now Biogen Idec Inc.), an exclusive worldwide license to issued patents and pending patent applications relating to A1-adenosine receptor antagonists. Our exclusive worldwide license from the University of Florida Research Foundation, Inc. also covers certain patents claiming A1-adenosine receptor agonists.

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

The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include preclinical laboratory testing, formulation studies, the submission to the FDA of an Investigational New Drug Application (IND), which must become effective before clinical testing may commence in the United States, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which it is being tested.

Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the pharmacology and toxicology of the product. The conduct of the preclinical tests and the product’s chemistry, manufacture and testing must comply with federal regulations and requirements. Results of preclinical testing are submitted to the FDA as part of an IND.

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

Clinical studies involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of qualified investigators. Clinical studies must be conducted in compliance with federal regulations and requirements, under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. For clinical studies conducted in the United States, a study protocol must be submitted to the FDA as part of the IND. The study protocol and informed consent information for patients participating in clinical studies must also be approved by an institutional review board for each institution where the studies will be conducted.

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

If a product appears to be effective and to have an acceptable safety profile in Phase II testing, Phase III trials are undertaken to further evaluate clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. There can be no assurance that Phase I, Phase II or Phase III testing of our product candidates will be completed successfully within any specified time period, if at all.

After completion of the required clinical testing, a marketing application called a NDA is generally prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of extensive clinical and preclinical testing and the compilation of data relating to the product’s chemistry, manufacture and testing.

Under federal regulations, the FDA has 60 days from its receipt of the NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination of whether the application is adequate to undertake review. Additional time may pass before the FDA formally notifies the sponsoring company whether the application will be reviewed. Once the submission is accepted for filing and review, the FDA conducts an in-depth review of the NDA. As part of its review process, the FDA usually requests additional information and/or clarification regarding information already provided in the submission. Under federal regulations, such requests can significantly extend the review period for the NDA, particularly if the FDA requests additional information and/or clarification that is not readily available to the applicant, or requires additional studies or other time-consuming responses to requests. During the later stages of the review process, the FDA may refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of any of its advisory committees.

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

Foreign Regulation of Drug Compounds

In countries outside the United States, approval of a product by foreign regulatory authorities is typically required prior to the commencement of marketing of the product in those countries, whether or not FDA approval has been obtained. The approval procedure varies among countries and can involve additional testing. The time required may differ from that required for FDA approval. In general, countries outside the United States have their own procedures and requirements, many of which are burdensome, time-consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed.

In Europe, marketing authorizations are generally submitted at a centralized level or a national level. The centralized procedure provides for marketing authorization throughout the European Union member states. In addition, a mutual recognition procedure is available which can result in approval of a product at a national level. Sponsoring companies must choose an appropriate regulatory filing strategy in Europe. There can be no assurance that the chosen regulatory strategy will secure regulatory approvals on a timely basis or at all.

Hazardous Materials

Our research and development processes and manufacturing activities involve the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposing of hazardous materials and waste products.

Competition

The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid and significant technological change. If regulatory approvals are received, Ranexa may compete with several classes of existing drugs for the treatment of chronic angina. For example, there are over fifty companies currently marketing generic and/or branded anti-anginal drugs (beta-blockers, calcium channel blockers and nitrates) in the United States, and additional potential angina therapies may be under development. In the United States there are over ten companies currently marketing generic and/or branded pharmacologic stress agents, and at least two potential A2A-adenosine receptor agonist compounds that could compete with regadenoson are under development. In addition, over ten companies are currently marketing generic and/or branded drugs in the United States for the treatment of acute atrial arrhythmias, and at least one A1-adenosine receptor agonist compound that could compete with tecadenoson may be under development. Surgical treatments such as coronary artery bypass grafting and percutaneous coronary intervention can be another option for angina patients. In addition, we are aware of companies that are developing products that may compete with our other drug candidates.

We believe that the principal competitive factors in the potential markets for Ranexa, regadenoson, tecadenoson and Adentri will include:

•	the length of time to regulatory approval;

•	approved product labeling;

•	risk management requirements;

•	product performance;

•	product price;

•	product supply;

•	formulary acceptance;

•	marketing and sales resources and capabilities; and

•	enforceability of patent and other proprietary rights.

We believe that we and our collaborative partners are or will be competitive with respect to these factors. Nonetheless, because our products are still under development, our relative competitive position in the future is difficult to predict.

Employees

As of January 31, 2004, we employed 261 individuals full-time, including 55 who hold doctoral degrees. Of our full-time work force, 151 employees are engaged in or directly support research and development activities and 110 are engaged in sales, marketing and general and administrative activities. Our employees are not represented by a collective bargaining agreement. We believe that our relations with our employees are good.

Risk Factors

None of our products have been approved by any regulatory authorities and we have never generated any revenues from the commercial sale of our products.

Since our inception in 1990, we have dedicated substantially all of our resources to research and development. Because none of our potential products have been approved by any regulatory authorities, we have not generated any product revenues to date, and do not expect to generate any product revenues until we receive marketing approval and launch one of our products, if at all.

We have applied for our first product approval in the United States, but we have not received any product approvals in the United States for the commercial sale of any of our products. We are working on a submission of a centralized marketing authorization application for ranolazine for potential use in patients with chronic angina in Europe. We have opened a small office in the United Kingdom, which has as its primary function the evaluation of the clinical, regulatory and marketing issues for our product candidates in Europe in 2004, and we intend to file applications for regulatory approval of our products in foreign jurisdictions from time to time in the future. However, we have not received any regulatory approvals in any foreign jurisdiction for the commercial sale of any of our products. All of our product candidates are either in clinical trials under an Investigational New Drug application, which is a regulatory filing made by a drug sponsor prior to beginning human clinical testing in the United States, or applicable foreign regulatory authority submissions, or are in preclinical research and development. In December 2002, we submitted a New Drug Application, which is a filing made by a drug sponsor for marketing approval of a product in the United States, to the United States Food and Drug Administration, or FDA, for Ranexa for the potential treatment of chronic angina. Ranexa is a small-molecule drug in tablet form that, if approved by the FDA, could be taken by patients who suffer from chronic angina. Chronic angina is a debilitating heart condition that is usually characterized by repeated and sometimes unpredictable attacks of chest pain. None of our products have been determined to be safe or effective in humans for any use.

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

Drug discovery methods based upon molecular cardiology are relatively new. We cannot be certain that these methods will lead to commercially viable pharmaceutical products. In addition, some of our compounds within our adenosine receptor research, cardiac metabolism, atherosclerosis, vascular stenosis and cardiovascular genomics programs are in the early stages of research and development. We have not submitted Investigational New Drug applications or commenced clinical trials for these new compounds. We cannot be certain when these clinical trials will commence, if at all. Because these compounds are in the early stages of product development, we could abandon further development efforts before they reach clinical trials.

We cannot be certain that any of our product development efforts will be completed or that any of our products will be shown to be safe and effective. Regulatory authorities have broad discretion to interpret safety and efficacy data in granting approval and making other regulatory decisions. Even if we believe that a product is safe and effective, we cannot assure you that regulatory authorities will interpret the data in the same way and we may not obtain the required regulatory approvals. Furthermore, we may not be able to manufacture our products in commercial quantities or market any products successfully.

We expect to continue to operate at a loss and may never achieve profitability.

We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research, development and pre-commercialization activities. We have generated no product revenues, and must receive regulatory approval for the marketing of a product in a given jurisdiction (for example, by FDA approval of our New Drug Application for Ranexa), before we can begin marketing any product and generating any product revenues. As of December 31, 2003, we had an accumulated deficit of $429.5 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals and marketing and sales efforts. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future. Even if we are able to obtain marketing approvals and generate product revenues, we may not achieve profitability.

If we are unable to secure additional financing, we may be unable to complete our research and development activities or successfully commercialize any of our products.

We may require substantial additional funding in order to complete our research and development activities and commercialize any of our products. In the past, we have financed our operations primarily through the sale of equity and debt securities, payments from our collaborators, equipment and leasehold improvement financing and other debt financing. We have generated no product revenue and do not expect to do so until we receive marketing approval and launch one of our products, if at all. We currently estimate that our total operating expenses for the six-month period ending June 30, 2004 will be approximately $75 million to $80 million. Our operating expenses in the second half of 2004 could be greater. For at least the next 24 months, we expect to be able to fund our operations from cash, cash equivalents and marketable securities, which totaled $430.1 million as of December 31, 2003. However, we may require additional funding prior to that time.

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

Any delay in the development of any of our products will harm our business.

All of our products require development, preclinical studies and/or clinical trials, and will require regulatory review and approval prior to commercialization. Any delays in the development of our products would delay our ability to seek and obtain regulatory approvals, increase our cash requirements, increase the volatility of our stock price and result in additional operating losses. One potential cause of a delay in product development is a delay in clinical trials. Many factors could delay completion of our clinical trials, including, without limitation:

•	slower than anticipated patient enrollment;

•	difficulty in obtaining sufficient supplies of clinical trial materials; and

•	adverse events occurring during the clinical trials.

We may be unable to maintain our proposed schedules for Investigational New Drug and equivalent foreign applications and clinical protocol submissions to the FDA and other regulatory agencies, and our proposed schedules for initiation and completion of clinical trials, as a result of FDA or other regulatory action or other factors such as lack of funding or complications that may arise in any phase of a clinical trial program.

Furthermore, even if our clinical trials occur on schedule, the results may differ from those obtained in preclinical studies and earlier clinical trials. Clinical trials may not demonstrate sufficient safety or efficacy to obtain the necessary approvals.

All of our products require regulatory review and approval prior to commercialization. Any delay in the regulatory review or approval of any of our products will harm our business.

All of our products require regulatory review and approval prior to commercialization. Any delays in the regulatory review or approval of our products would delay market launch, increase our cash requirements, increase the volatility of our stock price and result in additional operating losses.

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely expensive and uncertain. We may not be able to maintain our proposed schedules for the submission of a New Drug Application or foreign applications for any of our products. If we submit a New Drug Application to the FDA for any of our products, the FDA must decide whether to either accept or reject the submission for filing. We cannot be certain that any of our New Drug Application submissions will be accepted for filing and reviewed by the FDA. We cannot be certain that we will be able to respond to FDA review requests in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our products under development (including Ranexa) will receive a favorable recommendation from any FDA advisory committee or be approved for marketing by the FDA or foreign regulatory authorities. Even if marketing approval of a product is granted, we cannot be certain that we will be able to obtain the labeling claims necessary or desirable for the promotion of the product.

Delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and/or studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and/or the emergence of new information regarding our products or other products. For example, on October 30, 2003, we received an approvable letter from the FDA for our New Drug Application for Ranexa for the treatment of chronic angina. In the approvable letter, the FDA indicated that Ranexa is approvable, that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. On December 9, 2003, the Cardiovascular and Renal Drugs Committee, which is an advisory committee to the FDA, discussed a range of issues relating to the review of Ranexa for the treatment of chronic angina, without voting on whether or not to approve the product. Based on verbal discussions with the FDA since that time, we anticipate that we can receive from the FDA initial marketing approval of Ranexa with the successful completion of a single study in a restricted population of angina patients conducted under a special protocol assessment (SPA). However, if study completion is delayed, or if the FDA ultimately determines that any new data are insufficient for approval, we expect that any potential approval of Ranexa in the United States would be substantially delayed or could be prevented altogether. In addition, our discussions with the FDA about this potential study and the SPA are not yet definitive, and the status and risks relating to the Ranexa program in the United States may change based on on-going discussions with and submissions to the FDA.

Even after an SPA, if any, is finalized, the SPA may be changed by the sponsor company or the FDA on written agreement, or if the FDA becomes aware of a substantial scientific issue essential to product safety or efficacy. If the sponsor company fails to comply with the agreed upon trial protocols, the SPA will no longer be binding on the FDA.

In addition, data obtained from preclinical and clinical activities are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our products. For example, some drugs that prolong the QT interval, which is a measurement of specific electrical activity in the heart as captured on an electrocardiogram, carry an increased risk of serious cardiac rhythm disturbances, or arrhythmias, while other drugs that prolong the QT interval do not carry an increased risk of arrhythmias. Small but statistically significant mean increases in the QT interval were observed in clinical trials of Ranexa. QT interval measurements are not precise and there are different methods of calculating the corrected QTc interval, which is the QT interval as adjusted for heart rate. This uncertainty in the measurement and calculation of the QT and QTc intervals can lead to different interpretations of these data. The clinical significance of the changes in QTc interval observed in clinical trials of Ranexa remains unclear, and other clinical and preclinical data do not suggest that Ranexa significantly pre-disposes patients to arrhythmias. Regulatory authorities may interpret the Ranexa data differently, which could delay, limit or prevent regulatory approval of Ranexa. For example, in its October 30, 2003 approvable letter relating to the New Drug Application for Ranexa, the FDA indicated that additional clinical information is needed prior to approval, in part because of the FDA’s concern regarding safety in light of the effect of Ranexa to prolong the QTc interval.

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

The research, testing, manufacturing and marketing of drug products are subject to extensive regulation by numerous regulatory authorities in the United States and other countries. Failure to comply with FDA or other applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions. These include without limitation:

•	warning letters;

•	civil penalties;

•	criminal penalties;

•	injunctions;

•	product seizure or detention;

•	product recalls;

•	total or partial suspension of manufacturing; and

•	FDA refusal to review or approve pending New Drug Applications or supplements to approved New Drug Applications.

If we obtain a marketing approval for any of our products, we may be required to undertake post-marketing clinical trials or other risk management programs. The scope, complexity, cost and duration of any such clinical trials or risk management programs could vary substantially; consequently, any post-marketing trials or risk management programs could aversely affect the market acceptance of our products and the revenues and profitability of any product sales that we may obtain. In addition, identification of side effects or potential safety or dosing or other compliance issues after a drug is on the market, or the occurrence of manufacturing-related problems, could cause or require subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials, changes in labeling of the product, and/or additional regulatory approvals.

If we receive a marketing approval for any of our products, we will also be subject to ongoing FDA post-marketing obligations and continued regulatory review, such as continued safety reporting requirements. In addition, we or our third party manufacturers will be required to adhere to stringent federal regulations setting forth current good manufacturing practices for pharmaceuticals. These regulations require, among other things, that we manufacture our products and maintain our records in a carefully prescribed manner with respect to manufacturing, testing and quality control activities.

If we receive marketing approval and if any of our products or services become reimbursable by a government health care program, such as Medicare or Medicaid, we will become subject to certain federal and state health care fraud and abuse and reimbursement laws. These laws include the federal “Medicare and Medicaid Fraud and Abuse Act,” “False Claims Act,” “Prescription Drug Marketing Act,” and their many state counterparts. When we become subject to such laws, our arrangements with third parties, including health care providers, physicians, vendors, distributors, wholesalers and others, will need to comply with these laws, as applicable. We do not know whether our existing or future arrangements will be found to be compliant. Our efforts to comply with these laws may be time-consuming and expensive. Violations of these statutes may result in substantial criminal and civil penalties and exclusion from governmental health care programs.

Our products, even if approved by the FDA or foreign regulatory agencies, may not achieve market acceptance.

If any of our products, after receiving FDA or foreign regulatory approvals, fail to achieve market acceptance, our ability to become profitable in the future will be adversely affected. We believe that market acceptance of our products will depend on our ability to provide acceptable evidence of safety, efficacy and cost effectiveness. If the data from our programs do not provide this evidence, market acceptance of our products will be adversely affected.

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

Our successful commercialization of Ranexa, if approved, will depend on our ability to establish an effective sales and marketing organization. We currently have contracted with a third party for logistics capabilities and have only limited sales and marketing capabilities. With the 2003 amendment to our sales and marketing services agreement with Quintiles and Innovex, we will now market Ranexa, if approved, ourselves in the United States. In order to do this, we will have to develop our own marketing and sales force with technical expertise and with supporting distribution capability. We have hired a limited number of marketing and sales personnel, and would expect to hire additional personnel in connection with the launch of our first product. Developing a marketing and sales force, however, is expensive and time consuming and could delay any product launch. We cannot be certain that we will be able to develop this capacity.

Our successful commercialization of Ranexa, if approved, will also depend on the performance of numerous third-party vendors. For example, we will rely on third-party vendors to help recruit an effective sales force, to manufacture Ranexa, to distribute Ranexa, and to administer any physician sampling program. Our level of success in commercializing Ranexa will depend in part on the efforts of these third party vendors.

For some of our products, we depend on collaborations with third parties, such as Biogen Idec Inc. and Fujisawa Healthcare, Inc., which have established distribution systems and direct sales forces. For instance, we have entered into agreements under which Biogen Idec is responsible for worldwide development, marketing and sales of any product that results from the Adentri program. The Adentri program is intended to develop a new treatment for congestive heart failure. We have also entered into an agreement under which Fujisawa is responsible for marketing and sales of regadenoson in North America. Under this agreement, we and Fujisawa are developing regadenoson for the potential use as a pharmacologic agent in cardiac perfusion imaging studies, which are more commonly known as cardiac stress tests. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we have little control.

We have no manufacturing experience and will depend on third parties to manufacture our products.

We do not currently operate manufacturing facilities for clinical or commercial production of our products under development. We have no direct experience in manufacturing commercial quantities of any of our products, and we currently lack the resources and capability to manufacture any of our products ourselves on a clinical or commercial scale. As a result, we are dependent on corporate partners, licensees, contract manufacturers or other third parties for the manufacturing of clinical and commercial scale quantities of all of our products.

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

Furthermore, we and our third party manufacturers, laboratories and clinical testing sites must pass preapproval inspections of facilities by the FDA and corresponding foreign regulatory authorities before obtaining marketing approvals. In addition, manufacturing facilities are subject to periodic inspection by the FDA and other domestic and foreign regulatory authorities. We cannot guarantee that any such inspections will not result in compliance issues that could prevent or delay marketing approval, or require us to expend money or other resources to correct. In addition, drug product manufacturing facilities in California must be licensed by the State of California, and other states may have comparable requirements. We cannot assure you that we will be able to obtain such licenses.

If we do not receive FDA marketing approval for Ranexa, the significant amounts of capital that we are spending to prepare for the potential commercialization of Ranexa could be lost.

The significant amounts of capital that we are spending to provide and/or enhance infrastructure, headcount and inventory in preparation for the potential launch of Ranexa could be lost if we do not receive United States marketing approval for Ranexa. Our Ranexa commercialization efforts include building our sales and marketing infrastructure, increasing our marketing communications efforts, and planning for the hiring and training of a national sales force. We have spent approximately $34.7 million on these activities from January 1, 2002 through December 31, 2003. If the FDA does not approve Ranexa, these expenditures and any future commitments of capital could be lost. The loss of this investment may harm our business, increase our cash requirements, increase the volatility of our stock price and result in additional operating losses. In addition, if FDA approval of Ranexa is delayed, we will incur additional commercialization expenses at a later date to prepare for a delayed launch of Ranexa. If the FDA does approve Ranexa, we expect that our operating expenses will increase substantially in connection with the market launch of the product.

If we are unable to compete successfully in our market, it will harm our business.

There are many existing drug therapies approved in the United States for the treatment of the diseases targeted by our products, and we are also aware of companies that are developing new potential products that may compete in the same markets as our products. For example, there are over fifty companies currently marketing generic and/or branded anti-anginal drugs (beta-blockers, calcium channel blockers and nitrates) in the United States, and additional potential therapies may be under development. In the United States there are over ten companies currently marketing generic and/or branded pharmacologic stress agents, and at least two potential A2A-adenosine receptor agonist compounds that could compete with regadenoson are under development. In addition, over ten companies are currently marketing generic and/or branded drugs in the United States for the treatment of acute atrial arrhythmias, and at least one A1-adenosine receptor agonist compound that could compete with tecadenoson may be under development. There may also be potentially competitive products of which we are not aware. Many of these potential competitors may have substantially greater product development capabilities and financial, scientific, marketing and sales resources. Other companies may succeed in developing products earlier or obtaining approvals from regulatory authorities more rapidly than either we or our corporate partners are able to achieve. Potential competitors may also develop products that are safer, more effective or have other potential advantages compared to those under development or proposed to be developed by us and our corporate partners. In addition, research and development by others could render our technology or our products obsolete or non-competitive.

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

Significant uncertainty exists as to the reimbursement status of newly approved health care products. In addition, for sales of our products in Europe, we will be required to seek reimbursement approvals on a country-by-country basis. We cannot be certain that any products approved for marketing will be considered cost effective, that reimbursement will be available, or that allowed reimbursement will be adequate. In addition, payers’ reimbursement policies could adversely affect our or any corporate partners’ ability to sell our products on a profitable basis.

If we are unable to attract and retain collaborators, licensors and licensees, the development of our products could be delayed and our future capital requirements could increase substantially.

We may not be able to retain current or attract new corporate and academic collaborators, licensors, licensees and others. Our business strategy requires us to enter into various arrangements with these parties, and we are dependent upon the success of these parties in performing their obligations. If we fail to obtain and maintain these arrangements, the development and/or commercialization of our products would be delayed. We may be unable to proceed with the development, manufacture or sale of products or we might have to fund development of a particular product candidate internally. If we have to fund the development and commercialization of substantially all of our products internally, our future capital requirements will increase substantially. Our key collaborations and licenses include the following:

•	University of Florida Research Foundation—a 1994 license agreement under which we received patent rights to develop and commercialize new potential drugs known as A1-adenosine receptor antagonists and agonists;

•	Syntex—a 1996 license agreement under which we received rights to develop and commercialize Ranexa for the treatment of angina and other cardiovascular indications;

•	Biogen Idec—1997 collaboration and license agreements under which we granted Biogen, Inc. (now Biogen Idec Inc.) worldwide rights to develop and commercialize new potential drugs based on certain A1-adensoine receptor antagonist patents and technologies, including our rights under the University of Florida Research Foundation license relating to A1-adenosine receptor antagonists; and

•	Fujisawa—a 2000 collaboration and license agreement to develop and commercialize second generation pharmacologic cardiac stress agents, including regadenoson.

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

Under our collaborative arrangements, we or our collaborative partners may also have to meet performance milestones. If we fail to meet our obligations under our collaborative arrangements, our collaborators could terminate their arrangements or we could lose our rights to the compounds under development. For example, under our agreement with Fujisawa for regadenoson, we are responsible for development activities and must meet development milestones in order to receive development milestone payments. Under our agreement with Biogen for Adentri, in order for us to receive development milestone payments, Biogen must meet development milestones. Under our license agreement with Syntex for Ranexa, we are required to use commercially reasonable efforts to develop and commercialize ranolazine for angina, and have related milestone payment obligations.

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

However, we cannot be certain that patents will issue from any of our pending or future patent applications, that any issued patent will not be lost through an interference or opposition proceeding, reexamination request, litigation or otherwise, that any issued patent will be sufficient to protect our technology and investments, or that we will be able to obtain any extension of any patent beyond its initial term. The following table shows the expiration dates in the United States for the primary compound patents for our key products:

Product	United States Patent Expiration
Ranexa	2003	*
Tecadenoson	2016
Regadenoson	2019

*	The United States compound patent relating to Ranexa expired in 2003. However, we have received an interim patent term extension under the Hatch-Waxman Act, which we intend to renew annually, and if the New Drug Application for Ranexa is approved we plan to reapply on a permanent basis for patent term extension. At such time we expect to be able to receive an extension under the Hatch-Waxman Act, which we anticipate would extend the patent protection for five years to 2008. In addition, we have received issued patents from the United States Patent and Trademark Office claiming methods of using various sustained release formulations of ranolazine (including the formulation tested in our two pivotal human clinical trials for Ranexa) for the treatment of chronic angina. These patents expire in 2019.

In addition to these issued patents, we have patent applications pending relating to each of our products. Although United States patent applications are now published 18 months after their filing date, as provided by federal legislation enacted in 1999, this statutory change applies only to applications filed on or after November 29, 2000. Applications filed in the United States prior to this date are maintained in secrecy until a patent issues. As a result, we can never be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. There may be third party patents, patent applications, trademarks and other intellectual property relevant to our compounds, products, services and technology which are not known to us and that block or compete with our compounds, products, services or technology.

Competitors may have filed applications for, or may have received or in the future may receive, patents, trademarks and/or other proprietary rights relating to compounds, products, services or technology that block or compete with ours. We may have to participate in interference proceedings declared by the Patent and Trademark Office. These proceedings determine the priority of invention and, thus, the right to a patent for the technology in the United States. We may also become involved in opposition proceedings in connection with foreign patent filings. In addition, litigation may be necessary to enforce any patents or trademarks issued to us, or to determine the scope and validity of the proprietary rights of third parties. Litigation, interference and opposition proceedings, even if they are successful, are expensive, time-consuming and risky to pursue, and we could use a substantial amount of our limited financial resources in any such case.

Just as it is important to protect our proprietary rights, we also must not infringe patents or trademarks of others that might cover our compounds, products, services or technology. If third parties own or have proprietary rights to technology or other intellectual property that we need in our product development and commercialization efforts, we will need to obtain licenses to those rights. We cannot assure you that we will be able to obtain such licenses on economically reasonable terms, if at all. If we fail to obtain any necessary licenses, we may be unable to complete product development and commercialization.

We also rely on proprietary technology including trade secrets to develop and maintain our competitive position. Although we seek to protect all of our proprietary technology, in part by confidentiality agreements with employees, consultants, collaborators, advisors and corporate partners, these agreements may be breached. We cannot assure you that the parties to these agreements will not breach them or that these agreements will provide meaningful protection or adequate remedies in the event of unauthorized use or disclosure of our proprietary technology. In addition, we routinely grant publication rights to our scientific collaborators. Although we typically retain the right to delay publication to allow for the preparation and filing of a patent application covering the subject matter of the proposed publication, we cannot assure you that our collaborators will honor these agreements. Publication prior to the filing of a patent application would mean that we would lose the ability to patent the technology outside the United States, and third parties or competitors could exploit the technology. We also may not have adequate remedies to protect our proprietary technology including trade secrets. As a result, third parties may gain access to our trade secrets and other proprietary technology, or our trade secrets and other proprietary technology may become public. In addition, it is possible that our proprietary technology will otherwise become known or be discovered independently by our competitors.

In addition, we may also become subject to claims that we are using trade secrets of others without having the right to do so. Such claims can result in litigation, which can be expensive, time-consuming and risky to defend.

Litigation and disputes related to intellectual property are widespread in the biopharmaceutical industry. Although no third party has asserted a claim of infringement against us, we cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us with respect to our compounds, products, services, technology or other matters in the future. If they do, we may not prevail and, as a result, may be subject to significant liabilities to third parties, may be required to license the disputed rights from the third parties or may be required to cease using the technology or developing or selling the compounds or products. We may not be able to obtain any necessary licenses on economically reasonable terms, if at all. Any intellectual property-related claims against us, with or without merit, as well as claims initiated by us against third parties, can be time-consuming and expensive to defend or prosecute.

Our business depends on certain key personnel, the loss of whom could weaken our management team, and on attracting and retaining qualified personnel.

The growth of our business and our success depends in large part on our ability to attract and retain key management, research and development, sales and marketing and other operating and administrative personnel. Our key personnel include all of our executive officers and vice presidents, many of whom have very specialized scientific, medical or operational knowledge regarding one or more of our key products. Although we have entered into executive severance agreements and have a severance plan as well, we have not entered into any employment agreements with our key personnel. We are not aware of any plans of any of our key personnel to retire or leave CV Therapeutics. We do not maintain key-person life insurance on any of our employees. The loss of the services of one or more of our key personnel or the inability to attract and retain additional personnel and develop expertise as needed could limit our ability to develop and commercialize our existing and future product candidates. Such persons are in high demand and often receive competing employment offers.

In addition, the successful and timely launch of our first product will depend in large part on our ability to recruit and train an effective sale and marketing organization in a timely fashion. We cannot assure you that we will be able to attract and retain the qualified personnel or develop the expertise needed to launch of our first product or to continue to advance our other research and development programs. Our ability to attract and retain key employees in a competitive recruiting environment is dependent on our ability to offer competitive compensation packages, which typically include stock option grants. Current and proposed changes in laws, regulations, corporate governance standards, listing requirements and accounting treatments regarding stock options and other common compensation features, such as loans, may limit or impair our ability to attract and retain key personnel.

Our failure to manage our rapid growth could harm our business.

We have experienced rapid growth and expect to continue to expand our operations over time. As we prepare for the potential commercialization of Ranexa, continue to conduct clinical trials for our product candidates and expand our drug discovery efforts, we have added personnel in many areas, including operations, sales, marketing, regulatory, clinical, finance and information systems. Our growth can be measured by our increasing headcount and total operating expenses. As of January 31, 2002, January 31, 2003 and January 31, 2004, we employed 187, 205 and 261 individuals, respectively, on a full-time basis. In addition, for the fiscal years ended December 31, 2001, 2002 and 2003, our total operating expenses were $95.0 million, $118.2 million and $121.3 million, respectively. Prior to the commercial launch of our first product, if any, we expect additional significant growth in our sales and marketing organization. We may not manage this growth effectively, which would harm our business and cause us to incur higher operating costs. If rapid growth continues, it may strain our operational, managerial and financial resources.

If there is an adverse outcome in our pending litigation, such as the securities class action litigation that has been filed against us, our business may be harmed.

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit filed in August 2003 in the United States District Court for the Northern District of California captioned Crossen v. CV Therapeutics, Inc., et al. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations may be filed in the future. In November 2003, the court appointed a lead plaintiff, and in December 2003, the court consolidated all of the securities class actions filed to date into a single action captioned In re CV Therapeutics, Inc. Securities Litigation. In January 2004, the lead plaintiff filed a consolidated complaint. We and the other named defendants expect to file a motion to dismiss the consolidated complaint in March 2004.

In addition, our directors and certain of our officers have been named as defendants in a derivative lawsuit filed in August 2003 in California Superior Court, Santa Clara County, captioned Kangos v. Lange, et al., which names CV Therapeutics as a nominal defendant. The plaintiff in this action is one of our stockholders who seeks to bring derivative claims on behalf of CV Therapeutics against the defendants. The lawsuit alleges breaches of fiduciary duty and related claims based on purportedly misleading statements concerning our New Drug Application for Ranexa.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. Furthermore, we may have to incur substantial expenses in connection with these lawsuits. In the event of an adverse outcome, our business could be harmed.

Our operations involve hazardous materials, which could subject us to significant liability.

Our research and development and manufacturing activities involve the controlled use of hazardous materials, including hazardous chemicals, radioactive materials and pathogens, and the generation of waste products. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. We may have to incur significant costs to comply with additional environmental and health and safety regulations in the future. We currently do not carry insurance for hazardous materials claims. We do not know if we will be able to obtain insurance that covers hazardous materials claims on acceptable terms with adequate coverage against potential liabilities, if at all. Although we believe that our safety procedures for handling and disposing of hazardous materials comply in all material respects with regulatory requirements, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and may materially adversely affect our business, financial condition and results of operations. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future. There can also be no assurance that our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.

We may be subject to product liability claims if our products harm people, and we have only limited product liability insurance.

The manufacture and sale of human drugs and other therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. We currently have only limited product liability insurance for clinical trials and only limited commercial product liability insurance. We do not know if we will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. This type of insurance is expensive and may not be available on acceptable terms or at all. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our potential products. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts. This could adversely affect our cash position and results of operations.

Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant, uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. For example, we do not carry earthquake insurance. In the event of a major earthquake in our region, our business could suffer significant and uninsured damage and loss. We currently maintain general liability, property, auto, workers’ compensation, products liability, directors’ and officers’, and employment practices insurance policies. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. For example, the premiums for our directors’ and officers’ insurance policy have increased significantly, and this type of insurance may not be available on acceptable terms or at all. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

Our indebtedness and debt service obligations may adversely affect our cash flow, cash position and stock price.

In March 2000, we sold $196.3 million aggregate principal amount of 4.75% convertible subordinated notes due in March 2007. Our annual debt service obligation on these notes is approximately $9.3 million per year in interest payments. In June 2003, we sold $100.0 million aggregate amount of 2.0% senior subordinated convertible debentures due in May 2023. The holders of the debentures may require us to purchase all or a portion of their debentures on May 16, 2010, May 16, 2013 and May 16, 2018, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. Our annual debt service obligation on these debentures is approximately $2.0 million per year in interest payments. As of December 31, 2003, we have approximately $296.3 million in long-term debt. We may add additional lease lines to finance capital expenditures and/or may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further.

We intend to fulfill our debt service obligations from our existing cash and investments. In the future, if we are unable to generate cash or raise additional cash through financings sufficient to meet these obligations and need to use existing cash or liquidate investments in order to fund these obligations, we may have to delay or curtail research, development and commercialization programs.

If either or both of the notes and the debentures are not converted into shares of our common stock before their respective maturity dates, we will have to pay the holders of such notes or debentures the full aggregate principal amount of the notes or debentures then outstanding. Any such payment would have a material adverse effect on our cash position. Alternatively, from time to time we might need to modify the terms of the notes and/or the debentures prior to their maturity in ways that could be dilutive to our stockholders, assuming we can negotiate such modified terms.

Our indebtedness could have significant additional negative consequences, including, without limitation:

•	requiring the dedication of a portion of our expected cash flow to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including funding our research and development programs and other capital expenditures;

•	increasing our vulnerability to general adverse economic conditions;

•	limiting our ability to obtain additional financing; and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

The market price of our stock may continue to be highly volatile, and the value of an investment in our common stock may decline.

Within the last 24 months, our common stock has traded between $12.20 and $44.85 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Announcements and other events may have a significant impact on the market price of our common stock. For example, recent announcements and events related to the FDA’s review of Ranexa have caused significant volatility in the market price of our common stock.

Other announcements and events that can impact the market price of the shares of our common stock include, without limitation:

•	results of our clinical trials and preclinical studies, or those of our corporate partners or our competitors;

•	negative regulatory actions with respect to our potential products or regulatory approvals with respect to our competitors’ new products;

•	achievement of other research or development milestones, such as completion of enrollment of a clinical trial or making a regulatory filing;

•	our operating results;

•	developments in our relationships with corporate partners;

•	developments affecting our corporate partners;

•	government regulations, reimbursement changes and governmental investigations or audits related to us or to our products;

•	changes in regulatory policy or interpretation;

•	developments related to our patents or other proprietary rights or those of our competitors;

•	changes in the ratings of our securities by securities analysts;

•	operating results or other developments below the expectations of public market analysts and investors;

•	market conditions for biopharmaceutical or biotechnology stocks in general; and

•	general economic and market conditions.

In addition, if we fail to reach an important research, development or commercialization milestone or result by a publicly expected deadline, even if by only a small margin, there could be a significant impact on the market price of our common stock. For example, in January 2001, we announced that additional patients would need to be enrolled in one of our pivotal human clinical trials of Ranexa to meet a protocol requirement, thereby delaying completion of enrollment of the trial by a number of months. The price of our common stock decreased significantly after this announcement.

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

If shares of common stock are sold in our equity line of credit arrangement or if equity securities or convertible debt securities are sold under our existing universal shelf registration statement, existing common stockholders will experience immediate dilution and, as a result, our stock price may go down.

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

In addition, we have filed a universal shelf registration statement with the Securities and Exchange Commission, pursuant to which we may sell up to $300.0 million of our securities. If we issue equity securities in the future under the universal shelf, our existing common stockholders will experience immediate dilution, and if we issue convertible debt securities in the future under the universal shelf our existing common stockholders may experience further dilution.

Provisions of Delaware law and in our charter, by-laws and our rights plan may prevent or frustrate any attempt by our stockholders to replace or remove our current management and may make the acquisition of our company by another company more difficult.

In February 1999, our board of directors adopted a stockholder rights plan, which was amended in July 2000 to lower the triggering ownership percentage and increase the exercise price. In addition, in February 1999, our board of directors authorized executive severance benefit agreements for certain executives in the event of a change of control. We entered into such severance agreements with these executives. Subsequently, in November 2002 the board approved additional as well as amended executive severance agreements and a severance plan. Our rights plan and these severance arrangements may delay or prevent a change in our current management team and may render more difficult an unsolicited merger or tender offer.

The following provisions of our Amended and Restated Certificate of Incorporation, as amended, and our by-laws, may have the effects of delaying or preventing a change in our current management and making the acquisition of CV Therapeutics by a third party more difficult:

•	our board of directors is divided into three classes with approximately one third of the directors to be elected each year, necessitating the successful completion of two proxy contests in order for a change in control of the board to be effected;

•	any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of the stockholders and may not be effected by a consent in writing;

•	advance written notice is required for a stockholder to nominate a person for election to the board of directors and for a stockholder to present a proposal at any stockholder meeting; and

•	directors may be removed only for cause by a vote of a majority of the stockholders and vacancies on the board of directors may only be filled by a majority of the directors in office.

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

If our outstanding convertible debt is converted into shares of our common stock, existing common stockholders will experience immediate dilution and, as a result, our stock price may go down.

The 4.75% convertible subordinated notes that we issued in March 2000 and the 2.0% senior subordinated convertible debentures that we issued in June 2003 are convertible, at the option of the holders, into shares of our common stock at initial conversion rates of 15.6642 shares of common stock per $1,000 principal amount of notes and 21.0172 shares of common stock per $1,000 principal amount of debentures, respectively, each subject to adjustment in certain circumstances. If all the notes were converted at their initial conversion rate, we would be required to issue approximately 3,074,100 shares of our common stock. If all the debentures were converted at their initial conversion rate, we would be required to issue approximately 2,101,720 shares of our common stock. We have reserved shares of our authorized common stock for issuance upon conversion of the notes and the debentures. If any of the notes or the debentures are converted into shares of our common stock, our existing stockholders will experience immediate dilution and our common stock price may be subject to significant downward pressure.

Available Information

We are subject to the information requirements of the Securities Exchange Act and we therefore file periodic reports, proxy statements and other information with the Securities and Exchange Commission relating to our business, financial statements and other matters. The reports, proxy statements and other information we file may be inspected and copied at prescribed rates at the Securities and Exchange Commission’s Public Reference Room at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Securities and Exchange Commission’s Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an Internet site that contains reports, proxy statements and other information regarding issuers like us that file electronically with the Securities and Exchange Commission. The address of the Securities and Exchange Commission’s Internet site is http://www.sec.gov. For more information about us, please visit our website at http://www.cvt.com. You may also obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports on the day the reports or amendments are filed with or furnished to the SEC by visiting our website at www.cvt.com.

Item 2.	Properties

We currently lease two buildings in Palo Alto, California. The first building has 61,081 square feet and a lease with an initial term that expires in April 2014 with an option to renew for eleven years. In November and December 2000, we entered into two lease agreements for the second building, which has 73,172 square feet. The first of these two agreements is a sublease with a term that expires in February 2005. This sublease is secured by an irrevocable letter of credit which contains certain covenants that we were in compliance with as of December 31, 2003. The second agreement is with the master landlord and has a term from March 2005 through April 2012. Both buildings are used for general administration, research and development. We believe that these facilities will be adequate to meet our needs through 2004. We are currently investigating additional properties to meet our needs beyond this period.

Item 3.	Legal Proceedings

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit filed in August 2003 in the United States District Court for the Northern District of California captioned Crossen v. CV Therapeutics, Inc., et al. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations have since been filed against the defendants, and we expect that additional lawsuits containing substantially similar allegations may be filed in the future. In November 2003, the court appointed a lead plaintiff, and in December 2003, the court consolidated all of the securities class actions filed to date into a single action captioned In re CV Therapeutics, Inc. Securities Litigation. In January 2004, the lead plaintiff filed a consolidated complaint. We and the other named defendants expect to file a motion to dismiss the consolidated complaint in March 2004.

In addition, our directors and certain of our officers have been named as defendants in a derivative lawsuit filed in August 2003 in California Superior Court, Santa Clara County, captioned Kangos v. Lange, et al., which names CV Therapeutics as a nominal defendant. The plaintiff in this action is one of our stockholders who seeks to bring derivative claims on behalf of the Company against the defendants. The lawsuit alleges breaches of fiduciary duty and related claims based on behalf of CV Therapeutics against the defendants. The lawsuit alleges breach of fiduciary duty and related claims based on purportedly misleading statements concerning our New Drug Application for Ranexa.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. Furthermore, we may have to incur substantial expenses in connection with these lawsuits. In the event of an adverse outcome, our business could be harmed.

Item 4.	Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq National Market under the symbol “CVTX”.

The following table sets forth, for the periods indicated, the intraday high and low price per share of the common stock on the Nasdaq National Market.

	High	Low
Fiscal Year Ended December 31, 2002
First Quarter	$52.91	$35.34
Second Quarter	$36.20	$15.82
Third Quarter	$28.99	$14.66
Fourth Quarter	$27.94	$17.65

Fiscal Year Ended December 31, 2003
First Quarter	$21.37	$15.73
Second Quarter	$41.50	$16.66
Third Quarter	$36.65	$20.75
Fourth Quarter	$24.75	$12.20

On March 4, 2004, the closing price for our common stock was $15.84 per share. As of March 4, 2004, we had approximately 77 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (DTC). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

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

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data
Revenues:
Collaborative research	$–	$3,309	$6,762	$5,287	$11,305
Operating expenses:
Research and development	20,342	36,476	73,444	90,973	80,792
Sales and marketing	–	4,285	7,752	11,271	23,476
General and administrative	4,659	7,601	13,756	15,955	17,015

Total operating expenses	25,001	48,362	94,952	118,199	121,283

Loss from operations	(25,001)	(45,053)	(88,190)	(112,912)	(109,978)
Interest income	2,795	15,785	19,184	15,700	10,853
Interest expense	(892)	(8,993)	(10,464)	(10,410)	(11,659)
Other expense, net	(24)	(119)	(227)	(151)	(167)

Net loss	$(23,122)	$(38,380)	$(79,697)	$(107,773)	$(110,951)

Basic and diluted net loss per share(1)	$(1.75)	$(2.06)	$(3.74)	$(4.13)	$(3.91)

Shares used in computing basic and diluted net loss per share(1)	13,207	18,664	21,308	26,093	28,360

	December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable securities	$91,257	$296,193	$478,425	$410,913	$430,107
Working capital	$88,038	$285,590	$470,412	$398,958	$422,099
Total assets	$96,907	$311,633	$507,244	$441,002	$471,395
Long-term debt	$7,855	$197,815	$197,036	$196,643	$296,250
Accumulated deficit	$(92,675)	$(131,055)	$(210,752)	$(318,525)	$(429,476)
Total stockholders’ equity	$82,147	$91,782	$288,393	$218,965	$148,946

(1)	See Note 1 of Notes to Consolidated Financial Statements for a description of the shares used in calculating basic and diluted net loss per share.

Quarterly Results of Operations (unaudited)

The following table sets forth the quarterly results of operations for the year ended December 31, 2002:

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share amounts)
Revenues:
Collaborative research	$1,214	$1,120	$1,179	$1,774
Operating expenses:
Research and development	19,461	26,974	20,764	23,773
Sales and marketing	1,339	2,527	3,301	4,105
General and administrative	4,198	4,013	3,357	4,387

Total operating expenses	24,998	33,514	27,422	32,265

Loss from operations	(23,784)	(32,394)	(26,243)	(30,491)
Interest income	4,560	3,303	4,079	3,758
Interest expense	(2,603)	(2,599)	(2,620)	(2,588)
Other expense, net	(39)	(33)	(39)	(40)

Net loss	$(21,866)	$(31,723)	$(24,823)	$(29,361)

Basic and diluted net loss per share	$(0.86)	$(1.23)	$(0.95)	$(1.09)

Shares used in computing basic and diluted net loss per share	25,522	25,790	26,162	26,881

The following table sets forth the quarterly results of operations for the year ended December 31, 2003:

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share amounts)
Revenues:
Collaborative research	$1,797	$1,717	$2,224	$5,567
Operating expenses:
Research and development	16,878	17,212	19,460	27,242
Sales and marketing	2,859	3,196	9,472	7,949
General and administrative	3,516	4,487	4,755	4,257

Total operating expenses	23,253	24,895	33,687	39,448

Loss from operations	(21,456)	(23,178)	(31,463)	(33,881)
Interest income	3,355	3,015	2,394	2,089
Interest expense	(2,587)	(2,662)	(3,199)	(3,211)
Other expense, net	(38)	(38)	(37)	(54)

Net loss	$(20,726)	$(22,863)	$(32,305)	$(35,057)

Basic and diluted net loss per share	$(0.75)	$(0.81)	$(1.13)	$(1.21)

Shares used in computing basic and diluted net loss per share	27,476	28,342	28,536	29,068

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report contain forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future clinical or product development, financial performance or regulatory review of our potential products. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of those terms and other comparable terminology. If one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Risk Factors” as well as such other risks and uncertainties detailed in our other Securities and Exchange Commission reports and filings. We undertake no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise.

Overview

CV Therapeutics is a biopharmaceutical company focused on the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. Since our inception in December 1990, substantially all of our resources have been dedicated to research and development. To date, we have not generated any product revenues and do not expect to generate any product revenues until we receive marketing approval and launch one of our products, if at all. Until that time, we expect our sources of revenues, if any, to consist of payments under corporate partnerships and interest income until one of our products receives marketing approval, if at all. As of December 31, 2003, we had an accumulated deficit of $429.5 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as marketing approvals. These activities, together with our sales and marketing expenses and our general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future. We will not receive product revenues unless and until we or our collaborative partners complete clinical trials, obtain marketing approval, and successfully commercialize one or more of our products.

We are developing our lead drug candidate Ranexa for the potential treatment of chronic angina. Unlike current anti-anginal drug therapies, Ranexa appears to exert its anti-anginal activity without depending on reductions in heart rate or blood pressure. In December 2002, we submitted an NDA for Ranexa to the FDA. On October 30, 2003, the FDA sent us an approvable letter indicating that Ranexa is approvable, that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. On December 9, 2003, the Cardiovascular and Renal Drugs Advisory Committee of the FDA discussed a range of issues relating to the review of Ranexa, but did not vote on any matters presented to it. Based on verbal discussions with the FDA since that time, we anticipate that we can receive from the FDA initial marketing approval of Ranexa with the successful completion of a single study. We are still in discussions with the FDA about the exact details of this study, which will be in a restricted population of angina patients, and which we believe can be conducted following an agreement with the FDA under an SPA. We believe that the number of patients to be enrolled in the trial will be between the number of patients enrolled in our two prior Phase III studies of Ranexa, and that enrollment could be completed in 2005, which could allow for a potential launch of Ranexa in 2006 in the United States. If approved by the FDA, Ranexa would represent the first new class of anti-anginal therapy in the United States in more than 25 years.

We are also developing regadenoson, an A2A-adenosine receptor agonist, for potential use as a pharmacologic agent in cardiac perfusion imaging studies. Tecadenoson, an A1-adenosine receptor agonist, is being developed for the potential reduction of rapid heart rate during atrial arrhythmias. Adentri, an A1-adenosine receptor antagonist for the potential treatment of acute and chronic CHF, is licensed to Biogen, Inc. (now Biogen

Idec Inc.). In addition, we have several research and preclinical development programs designed to bring additional drug candidates into human clinical testing.

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

Research and Development Expenses and Accruals

Research and development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for clinical trials, manufacturing and process development, research and other consulting activities, costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

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

Results of Operations

Years Ended December 31, 2003 and 2002

Collaborative Research Revenues.    Collaborative research revenues were $11.3 million for the year ended December 31, 2003, compared to $5.3 million for the year ended December 31, 2002. The increase was primarily due to a $3.0 million milestone payment from Fujisawa recognized in October 2003, earned in conjunction with the initiation of a pivotal Phase III trial of regadenoson, and increased reimbursable development costs related to our collaboration with Fujisawa for the development of regadenoson.

Research and Development Expenses.    Research and development expenses decreased to $80.8 million for the year ended December 31, 2003, compared to $91.0 million for the year ended December 31, 2002. The decrease was due to reduced outside contract service expenses of approximately $12.4 million primarily for our three clinical development programs: Ranexa, regadenoson and tecadenoson. The decrease was partially offset by increased headcount and associated expenses of $2.2 million and an upfront payment we made to a collaboration partner of $1.0 million. Over short-term periods we expect continued variability (including increases and decreases) in our research and development expenditures, based on the timing of the initiation and conclusion of clinical trials. In general, we expect research and development expenses may increase in the future as we further expand product development efforts.

Management categorizes research and development expenditures into preclinical research expenses as opposed to clinical development program expenses, and also by personnel and facility related expenses as opposed to outside contract service expenses as follows:

	Year Ended December 31,
	2002	2003
	(in thousands)
Preclinical research	$16,855	$18,482
Clinical development	74,118	62,310

Total research and development	$90,973	$80,792

Personnel and facility related	$48,144	$50,343
Contract services	42,829	30,449

Total research and development	$90,973	$80,792

Our three clinical development programs listed in rank order of expenditures for the year ended December 31, 2003 are as follows: Ranexa, regadenoson and tecadenoson. The decreased allocation of resources to clinical development projects compared to preclinical research, and the decreased allocation of resources to contracted services compared to personnel and facility related expenses, in the year ended December 31, 2003 compared to the year ended December 31, 2002, primarily reflect decreased late-stage contracted clinical development costs for Ranexa.

Sales and Marketing Expenses.    Sales and marketing expenses increased to $23.5 million for the year ended December 31, 2003, compared to $11.3 million for the year ended December 31, 2002. The increase was primarily due to increased headcount and related expenses of $4.0 million in preparation for potential Ranexa approval, and a non-cash expense of approximately $3.7 million associated with the warrant issued to Quintiles to purchase 200,000 shares of our common stock in conjunction with modifying our commercialization agreement with Quintiles in 2003. The warrant was valued using the Black-Scholes model; the assumptions used were a term of five years, a risk-free interest rate of 2.5% and volatility of 65%. We do not expect our sales and marketing expenses to increase until we launch our first product.

General and Administrative Expenses.    General and administrative expenses increased to $17.0 million for the year ended December 31, 2003, compared to $16.0 million for the year ended December 31, 2002. The increase was primarily due to fees paid in connection with outside consulting services and additional personnel and facility expenses to support our increased research, development and pre-commercialization efforts. We expect general and administrative expenses to increase in the future in line with our research, development and pre-commercialization activities.

Interest Income.    Interest income decreased to $10.9 million for the year ended December 31, 2003, compared to $15.7 million for the year ended December 31, 2002. The decrease was primarily due to lower average interest rates on our investments. We expect that interest income will fluctuate in the future with average investment balances and interest rates.

Interest Expense.    Interest expense increased to $11.7 million for the year ended December 31, 2003, compared to $10.4 million for the year ended December 31, 2002. The increase was primarily due to amortization of debt issuance costs and interest associated with the June 2003 issuance of our 2.0% senior subordinated convertible debentures. Our subordinated convertible notes accounted for $9.3 million of the interest expense in each of these years. Our senior subordinated convertible debentures accounted for $1.1 million of the interest expense in the year ended December 31, 2003. We expect that interest and other expense will fluctuate in the future with average loan balances.

Taxes.    We have not generated taxable income to date. As of December 31, 2003, the net operating losses potentially available to offset future taxable income for federal and California income tax purposes were approximately $437.4 million and $110.3 million, respectively. Utilization of the net operating loss carryforwards will likely be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The federal carryforwards expire at various dates beginning in 2006, if not utilized. The California carryforwards expire at various dates beginning in 2004, if not utilized. The federal research tax credits will expire at various dates beginning in the year 2008, if not utilized. As a result of annual limitations, a portion of these carryforwards and research tax credits will likely expire before becoming available to reduce our federal and California income tax liabilities.

Years Ended December 31, 2002 and 2001

Collaborative Research Revenues.    Collaborative research revenues were $5.3 million for the year ended December 31, 2002, compared to $6.8 million for the year ended December 31, 2001. The decrease was due to a $1.0 million milestone payment recognized in March 2001 from Biogen, Inc., earned in conjunction with their initiation of a Phase I oral development program for Adentri, and a $2.0 million milestone payment recognized in September 2001 from Fujisawa related to our initiation of a Phase II clinical trial for regadenoson, partially offset by increased reimbursement during 2002 of certain development costs related to our collaboration with Fujisawa.

Research and Development Expenses.    Research and development expenses increased to $91.0 million for the year ended December 31, 2002, compared to $73.4 million for the year ended December 31, 2001. The increase was primarily due to expenses for the Ranexa program related to NDA preparation and submission, and manufacturing-related agreements along with hiring additional employees to support our research and development programs and expenses associated with our tecadenoson and regadenoson programs.

Research and development expenditures are categorized by management into preclinical research expenses as opposed to clinical development program expenses and also by personnel and facility related expenses as opposed to outside contracted service expenses are as follows:

	Year Ended December 31,
	2001	2002
	(in thousands)
Preclinical research	$14,647	$16,855
Clinical development	58,797	74,118

Total research and development	$73,444	$90,973

Personnel and facility related	$35,030	$48,144
Contract services	38,414	42,829

Total research and development	$73,444	$90,973

Our three clinical development programs listed in rank order of expenditures for the periods above are as follows: Ranexa, tecadenoson and regadenoson. The increased allocation of resources to development projects compared to preclinical research and the increased allocation of resources to contracted services compared to personnel and facility related expenses in the year ended December 31, 2002 compared to the year ended December 31, 2001 primarily reflect the increased costs of advancing our clinical programs into late-stage clinical development and NDA preparation and submission related expenses for Ranexa.

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

Interest Expense.    Interest expense was $10.4 million for the year ended December 31, 2002, which was consistent with interest expense of $10.5 million for the year ended December 31, 2001. Our subordinated convertible notes account for $9.3 million of the interest expense in each of these years.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Our adoption of EITF Issue No. 00-21 did not have a material effect on our consolidated financial statements.

In December 2003, the FASB revised FIN No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation, as revised, applies to reporting periods ending after March 15, 2004. The Company does not expect the adoption of FIN No. 46 to have a material effect on the Company’s financial position or results of operations.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. For at least the next 24 months, we expect to be able to fund our operations from our cash, cash equivalents and marketable securities, which totaled $430.1 million as of December 31, 2003.

As of December 31, 2003, we had $430.1 million in cash, cash equivalents and marketable securities, as compared to $410.9 million at December 31, 2002. Net cash used in operating activities was $97.8 million for the year ended December 31, 2003, and resulted primarily from operating losses adjusted for non-cash expenses and changes in other assets, accounts payable, accrued and other liabilities, and deferred revenue.

Net cash used by investing activities of $36.4 million in the year ended December 31, 2003 consisted primarily of purchases of marketable securities partially offset by proceeds from sales and maturities and of marketable securities of $31.0 million, capital expenditures and other investing activities of $5.4 million. Marketable securities increased by $20.5 million for the year ended December 31, 2003.

Net cash provided by financing activities of $133.0 million in the year ended December 31, 2003 was primarily due to net proceeds of $96.7 million from the issuance of $100.0 million of 2.0% senior subordinated convertible debentures in June 2003 and $36.6 million of proceeds from the issuance of common stock, including $33.8 million pursuant to our financing arrangements with Acqua Wellington. Since December 31, 2003, we have sold an additional approximately $35.0 million of our common stock, including approximately $25.0 million to Mainfield Enterprises, Inc. and $10.0 million pursuant to our financing arrangement with Acqua Wellington.

Net cash used in operations for the year ended December 31, 2003 was $97.8 million compared to $94.5 million for the year ended December 31, 2002 and $81.0 million for the year ended December 31, 2001. The increase for each year was primarily due to increased research, development and commercialization efforts.

As of December 31, 2003, we have invested $28.6 million in property and equipment with the rate of investment having increased in line with increased research and development efforts and as we expand our facilities. We expect to continue to make investments in property and equipment to support our growth.

Debt financing

In March 2000, we completed a private placement of $196.3 million aggregate principal amount of 4.75% convertible subordinated notes due March 7, 2007. The notes are unsecured and subordinated in right of payment to all existing and future senior debt, as defined in the indenture governing the notes, including our 2.0% senior subordinated convertible debentures issued in June 2003. Interest on the notes accrues at a rate of 4.75% per year, subject to adjustment in certain circumstances. We pay interest semi-annually on March 7 and September 7 of each year. The initial conversion rate, which is subject to adjustment in certain circumstances, is 15.6642 shares of common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $63.84 per share. We may, at our option, redeem all or a portion of the notes at any time at pre-determined prices from 102.036% to 100.679% of the face value of the notes per $1,000 of principal amount, plus accrued and unpaid interest to the date of redemption.

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

The Company may from time to time seek to retire its outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Equity lines of credit

In August 2000, we entered into a financing arrangement with Acqua Wellington to purchase our common stock. As of April 4, 2003, we and Acqua Wellington mutually agreed to terminate the financing arrangement in accordance with the terms of the purchase agreement. Under the purchase agreement, as amended, we had the ability to sell up to $149.0 million of our common stock to Acqua Wellington through December 2003. Applicable Nasdaq National Market rules limited the number of shares of common stock that we could issue under our purchase agreement with Acqua Wellington to approximately 3,703,000 shares. Since we effectively reached the Nasdaq limit, as of April 4, 2003, the purchase agreement was terminated in accordance with its terms. Through April 4, 2003, we issued an aggregate of 3,687,366 shares of common stock in exchange for aggregate net cash proceeds of $113.7 million under this arrangement.

In July 2003, we entered into a new financing arrangement with Acqua Wellington to purchase our common stock. Under the new purchase agreement, we have the ability to sell up to $100.0 million of our common stock, or 5,686,324 shares of our common stock, whichever occurs first, to Acqua Wellington through November 2005. The purchase agreement provides that from time to time, in our sole discretion, we may present Acqua Wellington with draw down notices constituting offers to sell our common stock for specified total proceeds over a specified trading period. Once presented with a draw down notice, Acqua Wellington is required to purchase a pro rata portion of shares of our common stock as allocated on each trading day during the trading period on which the daily volume weighted-average price for our common stock exceeds a threshold price that we have determined and stated in the draw down notice. The per share price then equals the daily volume weighted-average price on each date during the pricing period, less a 3.8% to 5.8% discount (based on our market capitalization). However, if the daily volume weighted-average price falls below the threshold price on any day in the pricing period, Acqua Wellington is not required to purchase the pro rata portion of shares allocated to that day, but may elect to buy that pro rata portion of shares at the threshold price less the applicable 3.8% to 5.8% discount. Upon each sale of our common stock to Acqua Wellington under the purchase agreement, we have also agreed to pay Alder Creek Capital, L.L.C., Member NASD/SIPC, a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Acqua Wellington.

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

The combined total value of shares that we have the ability to sell to Acqua Wellington through draw downs and call option exercises under the financing arrangement cannot exceed $100.0 million or 5,686,324 shares of our common stock, whichever occurs first. As of December 31, 2003, we have issued 587,489 shares of our common stock to Acqua Wellington under this financing arrangement for net cash proceeds of approximately $15.0 million. As of February 29, 2004, we have issued 1,271,586 shares of our common stock in exchange for aggregate net proceeds of approximately $25.0 million under this financing arrangement.

Risks and Uncertainties Related to our Product Development Efforts and Future Capital Requirements

According to industry statistics, it generally takes 10 to 15 years to research, develop and bring to market a new prescription medicine in the United States. Drug development in the U.S. is a process that includes multiple steps defined by the FDA under applicable statutes, regulations and guidance documents. After the pre-clinical research process of identifying, selecting and testing in animals a potential pharmaceutical compound, the clinical development process begins with the filing of an IND. If successful, an IND allows opportunity for clinical study of the potential new medicine. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs associated with clinical development are usually for Phase III trials, which tend to be the longest and largest studies conducted during the drug development process. After the completion of a successful preclinical and clinical development program, an NDA must be filed with the FDA, which includes among other things very large amounts of preclinical and clinical data and results and manufacturing-related information necessary to support requested approval of the product. The NDA must be reviewed by the FDA, and the review and approval process is often uncertain, time-consuming and costly. In light of the steps and complexities involved, the successful development of our products is highly uncertain. Actual product timelines and costs are subject to enormous variability and are very difficult to predict, as our clinical development programs are updated and changed to reflect the most recent clinical and pre-clinical data and other relevant information. In addition, various statutes and regulations also govern or influence the manufacturing, safety reporting, labeling, storage, recordkeeping and marketing of each product. The lengthy process of seeking these regulatory reviews and approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals for our potential products could materially adversely affect our business.

Conducting clinical trials and obtaining regulatory approval are lengthy, time-consuming and expensive processes. Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate to regulatory authorities through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. We will continue to incur substantial expenditures for, and devote a significant amount of time to, preclinical testing and clinical trials. The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources to a significant extent.

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

The significant amounts of capital that we are spending to provide and/or enhance infrastructure, headcount and inventory in preparation for the potential launch of Ranexa could be lost if we do not receive United States marketing approval for Ranexa. Our Ranexa commercialization efforts include building our sales and marketing infrastructure, increasing our marketing communications efforts, and planning for the hiring and training of a national sales force. We have spent approximately $34.7 million on these activities from January 1, 2002 through December 31, 2003. If the FDA does not approve Ranexa, these expenditures and any future commitments of capital could be lost. The loss of this investment may harm our business, increase our cash requirements, increase the volatility of our stock price and result in additional operating losses. In addition, if FDA approval of Ranexa is delayed, we will incur additional commercialization expenses at a later date to prepare for a delayed launch of Ranexa. If the FDA does approve Ranexa, we expect that our operating expenses will increase substantially in connection with the market launch of the product.

We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research, development and pre-commercialization activities. We have generated no product revenues, and must receive regulatory approval for the marketing of a product in a given jurisdiction before we can begin marketing any product and generating any product revenues. As of December 31, 2003, we had an accumulated deficit of $429.5 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals and marketing and sales efforts. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future. Even if we are able to obtain marketing approvals and generate product revenues, we may not achieve profitability.

Contractual Obligations and Significant Commercial Commitments

The following summarizes our contractual obligations and the periods in which payments are due as of December 31, 2003:

	2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Senior subordinated convertible debentures	$2,000	2,000	$2,000	$2,000	$2,000	$129,000	$139,000
Convertible subordinated notes	9,322	9,322	9,322	200,911	–	–	228,877
Capital leases	411	–	–	–	–	–	411
Manufacturing agreements	4,612	2,250	2,250	2,250	2,250	–	13,612
Operating leases	10,993	8,339	13,085	13,038	14,230	48,934	108,619

	$27,338	$21,911	$26,657	$218,199	$18,480	$177,934	$490,519

Under our manufacturing-related agreements, additional payments above the specified minimums included in the tables above will be required if the FDA approves Ranexa, and in connection with the manufacture of Ranexa.

Our other material commitments relate to our license agreement with Syntex. Under the license agreement, we paid an initial license fee. In addition, we are obligated to make certain milestone payments to Syntex, upon receipt of the first and second product approvals for Ranexa in any of certain major market countries (consisting of France, Germany, Italy, the United States and the United Kingdom). Unless the agreement is terminated, in connection with the first such product approval, we will pay Syntex, on or before March 31, 2005, $7.0 million plus interest accrued thereon from May 1, 2002 until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries occurs before May 1, 2004, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from the date of approval until the date of payment, and if the second such product approval occurs after May 1, 2004, but before March 31, 2006, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from May 1, 2004, until the date of payment. As of December 31, 2003, had we been required to accrue the $7.0 million milestone, we would have accrued approximately $1.8 million as interest expense. Unless the agreement is terminated, if the second product approval in one of the major market countries has not occurred by March 31, 2006, we will pay Syntex $3.0 million on or before March 31, 2006, and if we receive the second product approval after March 31, 2006, we will pay Syntex $4.0 million within thirty (30) days after the date of such second product approval. No amounts have been accrued to date in relation to these milestones. In addition, we will make royalty payments based on net sales of products that utilize the licensed technology. We are required to use commercially reasonable efforts to develop and commercialize the product for angina. We or Syntex may terminate the license agreement for material uncured breach, and we have the right to terminate the license agreement at any time on 120 days notice if we decide not to continue to develop and commercialize Ranexa.

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

Our long-term debt includes $196,250,000 of 4.75% convertible subordinated notes due March 7, 2007 and $100,000,000 of 2.0% senior subordinated convertible debentures due May 16, 2023. Interest on the notes is fixed and payable semi-annually on March 7 and September 7 each year. Interest on the debentures is fixed and payable semi-annually on May 16 and November 16 each year. The notes and debentures are convertible into shares of our common stock at any time prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events. The market value of our long-term-debt will fluctuate with movements of interest rates and with movements in the value of our common stock.

The table below presents the amounts and related average interest rates of our investment portfolio and our long-term debt as of December 31, 2003:

	Average Interest Rate	Market Value
	($ in thousands)
Cash equivalents:
Variable rate	0.96%	$8,866
Fixed rate	0.85%	$6,399
Marketable securities:
Fixed rate (mature in 2004)	2.05%	$112,302
Fixed rate (mature in 2005)	1.90%	$245,178
Fixed rate (mature in 2006)	2.53%	$55,178
Long-term debt:
Subordinated convertible notes (mature in 2007)	4.75%	$175,521
Senior subordinated convertible debentures (mature in 2023)	2.00%	$70,500

Item 8. Financial	Statements and Supplementary Data

Our Financial Statements and notes thereto appear beginning on page F-2 of this report.

Item 9. Changes	in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls	and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2003, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART III

Item 10. Directors	and Executive Officers of the Registrant

Information required by this item, insofar as it relates to directors and officers, will be contained in the Company’s Definitive Proxy Statement in connection with our 2004 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the captions “Election of Directors,” “Management” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, and is hereby incorporated by reference into this report.

We have adopted a written code of ethics that applies to all of our employees and to our Board of Directors. A copy of the code is available on our website at http://www.cvt.com.

Item 11. Executive	Compensation

The information required by this item will be contained in the Definitive Proxy Statement in connection with our 2004 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the caption “Executive Compensation,” and is hereby incorporated by reference into this report.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Definitive Proxy Statement in connection with our 2004 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” and is hereby incorporated by reference into this report.

Item 13. Certain	Relationships and Related Transactions

The information required by this item will be contained in the Definitive Proxy Statement in connection with our 2004 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the caption “Certain Relationships and Related Transactions,” and is hereby incorporated by reference into this report.

Item 14. Principal	Accountant Fees and Services

The information required by this item will be contained in the Definitive Proxy Statement in connection with our 2004 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the caption “Accountant Fees and Services,” and is hereby incorporated by reference into this report.

PART IV

Item 15. Exhibits,	Financial Statement Schedules, and Reports on Form 8-K

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

(a)(3)  Exhibits

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 1999.

3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-3 No. 333-53206.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.5 filed with the Registrant’s Registration Statement on form S-1, No 333-12675, as amended.

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock dated February 2, 1999, incorporated by reference to Exhibit 10.78 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 2000.

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock dated February 23, 2004.

4.1	Warrant to Purchase Shares of Common Stock dated April 1, 2003 issued to The Wheatley Family Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek, incorporated by reference to Exhibit 4.1 filed with the Registrant’s Quarterly Report on Form 10-Q, for the First Quarter 2003.

4.2	Indenture, dated as of June 18, 2003, between the Registrant and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 4.2 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 2003.

4.3	2.0% Senior Convertible Subordinated Debenture dated June 18, 2003, incorporated by reference to Exhibit 4.3 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 2003.

Exhibit Number
4.4	Warrant to Purchase Shares of Common Stock dated July 9, 2003 issued to Qfinance, Inc., incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K, filed by the Registrant on July 11, 2003.

4.5

Amendment to Warrant to Purchase Shares of Common Stock entered into as of April 1, 2003 issued to The Wheatley Family Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek and the Registrant.

10.1*	1992 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 filed with the Registrant’s Registration Statement on Form S-1, No 333-12675, as amended.

10.2*	1994 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.46 filed with the Registrant’s Statement of Form S-8 No. 333-44717.

10.3	Non-Employee Directors’ Stock Option Plan, as amended, incorporated by reference to Exhibit 10.3 filed with the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2002.

10.4*	Form of Incentive Stock Option Grant, incorporated by reference to Exhibit 10.4 filed with the Registrant’s Registration Statement on Form S-1, No 333-12675, as amended.

10.5*	Form of Non-Incentive Stock Option Grant, incorporated by reference to Exhibit 10.5 filed with the Registrant’s Registration Statement on Form S-1, No 333-12675, as amended.

10.6	Form of Non-Statutory Stock Option Grant under Non-Employee Directors’ Stock Option Plan, incorporated by reference to Exhibit 99.6 filed with the Registrant’s Registration Statement on Form S-8, No 333-19389.

10.7*	Employee Stock Purchase Plan, as amended, incorporated by reference to Exhibit 4.6 filed with the Registrant’s Registration Statement on Form S-8, No. 333-109333.

10.8*	Amended and Restated Promissory Note for $500,000 between Registrant and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996, incorporated by reference to Exhibit 10.7 filed with the Registrant’s Amendment No. 3 to Registration Statement on Form S-1, No 333-12675, as amended.

10.9*	Amended and Restated Promissory Note for $37,500 between Registrant and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996, incorporated by reference to Exhibit 10.26 filed with the Registrant’s Amendment No 3 to Registration Statement on Form S-1, No. 333-12675, as amended.

10.10*	Amended and Restated Promissory Note for $25,000 between Registrant and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996, incorporated by reference to Exhibit 10.27 filed with the Registrant’s Amendment No. 3 to Registration Statement on Form S-1, No 333-12675, as amended.

10.11*	Amended and Restated Promissory Note for $25,000 between Registrant and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996, incorporated by reference to Exhibit 10.28 filed with the Registrant’s Amendment No. 3 to Registration Statement on Form S-1, No. 333-12675, as amended.

10.12*	Form of Indemnification Agreement between Registrant and its directors and officers, incorporated by reference to Exhibit 10.10 filed with the Registrant’s Registration Statement on Form S-1, No. 333-12675, as amended.

10.13	Amended and Restated Investor Rights Agreement between Registrant and the stockholders named therein, dated May 29, 1996, incorporated by reference to Exhibit 10.11 filed with the Registrant’s Registration Statement on Form S-1, No. 333-12675, as amended.

10.14**	License Agreement between Registrant and University of Florida Research Foundation, Inc., dated June 7, 1994, incorporated by reference to Exhibit 10.21 filed with the Registrant’s Registration Statement on Form S-1, No. 333-12675, as amended.

10.15**	Research Agreement between Registrant and University of Florida, dated June 27, 1994, incorporated by reference to Exhibit 10.22 filed with the Registrant’s Registration Statement on Form S-1, No 333-12675, as amended.

Exhibit Number
10.16	**	License Agreement between Registrant and Syntex (U.S.A.) Inc., dated March 27,1996, incorporated by reference to Exhibit 10.25 to Amendment No. 2 to Registrant’s Statement No 333-59318, as amended.

10.17		Lease Agreement between Registrant and Matadero Creek, dated August 6, 1993 and addendum thereto; Letter Amendment to Lease Agreement, dated June 30, 1994 and Second Amendment to Lease Agreement, dated June 30, 1994, incorporated by reference to Exhibit 10.25 filed with the Registrant’s Registration Statement on Form S-1, No. 333-12675, as amended.

10.18	**	Research Collaboration and License Agreement (U.S.) between the Registrant and Biogen, Inc., dated March 7, 1997, incorporated by reference to Exhibit 10.39 filed with the Registrant’s Quarterly Report on Form 10-Q, for the First Quarter 1997.

10.19	**	Research Collaboration and License Agreement (Europe) between the Registrant and Biogen Manufacturing Ltd., dated March 7, 1997, incorporated by reference to Exhibit 10.40 filed with the Registrant’s Quarterly Report on Form 10-Q, for the First Quarter 1997.

10.20		Common Stock Purchase Agreement between the Registrant and Biotech Manufacturing Ltd., dated March 7, 1997, incorporated by reference to Exhibit 10.41 filed with the Registrant’s Quarterly Report on Form 10-Q, for the First Quarter 1997.

10.21	Loan Agreement between the Registrant and Biotech Manufacturing Ltd., dated March 7, 1997, incorporated by reference to Exhibit 10.42 filed with the Registrant’s Quarterly Report on Form
10-Q, for the First Quarter 1997.

10.22	**	Letter Agreement, dated March 7, 1997, between the Registrant and the University of Florida Research Foundation, Inc., incorporated by reference to Exhibit 10.43 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 1997.

10.23	**	First amendment to License Agreement, effective as of July 3, 1997, between the Registrant and Syntex (U.S.A.), Inc., incorporated by reference to Exhibit 10.32 to Amendment No. 2 to Registration Statement No. 333-59318.

10.24		Common Stock Purchase Agreement, dated October 7, 1997, between the Registrant and Biotech Target S.A., incorporated by reference to Exhibit 10.45 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Third Quarter 1997.

10.25	Transition Agreement between the Registrant and Kathy Stafford dated September 15, 1997, incorporated by reference to Exhibit 10.47 filed with the Registrant’s Quarterly Report on Form
10-Q, for the Third Quarter 1997.

10.26		Amendment to Research Collaboration and License Agreement (U.S.), dated June 12, 1998, between the Registrant and Biogen, Inc., incorporated by reference to Exhibit 10.54 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 1998.

10.27		Amendment No. 1 to Loan Agreement, dated as of June 12, 1998, between the Registrant and Biotech Manufacturing Ltd., incorporated by reference to Exhibit 10.55 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 1998.

10.28	**	Letter agreement regarding termination of research program of the Research Collaboration and License Agreement, dated June 12, 1998, between the Registrant and Biogen, Inc., incorporated by reference to Exhibit 10.56 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 1998.

10.29		Stock Purchase Agreement dated May 5, 1999 between the Registrant and Quintiles Transnational Corp., incorporated by reference to Exhibit 10.65 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 1999.

Exhibit Number
10.30		Amendment to Loan Agreement dated April 30, 1999 between the Registrant and Biotech Manufacturing Ltd., incorporated by reference to Exhibit 10.71 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 1999.

10.31		Indenture dated March 7, 2000 between the Registrant and Norwest Bank Minnesota, incorporated by reference to Exhibit 10.72 filed with the Registrant’s Quarterly Report on Form 10-Q, for the First Quarter 2000.

10.32		Convertible subordinated note dated March 7, 2000, incorporated by reference to Exhibit 10.73 filed with the Registrant’s Quarterly Report on Form 10-Q, for the First Quarter 2000.

10.33		Purchase agreement dated March 1, 2000 between the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation as Representatives(s) of the several Initial Purchasers, incorporated by reference to Exhibit 10.74 filed with the Registrant’s Quarterly Report on Form 10-Q, for the First Quarter 2000.

10.34		Resale Registration Rights agreement dated March 7, 2000 between the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation as Representatives(s) of the several Initial Purchasers, incorporated by reference to Exhibit 10.75 filed with the Registrant’s Quarterly Report on Form 10-Q, for the First Quarter 2000.

10.35	*	2000 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.40 filed with the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2002.

10.36		First Amended and Restated Rights Agreement dated July 19, 2000 between the Registrant and Wells Fargo Bank Minnesota, N.A., incorporated by reference to Exhibit 10.77 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 2000.

10.37		Form of Right Certificate dated July 19, 2000, incorporated by reference to Exhibit 10.79 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 2000.

10.38		Summary of Rights to Purchase Preferred Shares dated July 19, 2000, incorporated by reference to Exhibit 10.80 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 2000.

10.39		Stock Purchase Agreement between the Registrant and Fujisawa Healthcare, Inc. dated as of July 10, 2000, incorporated by reference to Exhibit 10.82 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Third Quarter 2000.

10.40	**	Collaboration and License Agreement between the Registrant and Fujisawa Healthcare, Inc. dated as of July 10, 2000, incorporated by reference to Exhibit 10.83 filed with the Registrant’s Quarterly Report on Form 10-Q, for the Third Quarter 2000.

10.41		Sublease Agreement between the Registrant and Systemix, Inc. dated as of November 1, 2000, incorporated by reference to Exhibit 10.68 filed with the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2000.

10.42		Lease between the Registrant and Kaiser Marquardt, Inc. dated as of December 1, 2000, incorporated by reference to Exhibit 10.69 filed with the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2000.

10.43	*	2000 Nonstatutory Incentive Plan, as amended, incorporated by reference to Exhibit 10.49 filed with the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2002.

Exhibit Number
10.44		Amended and Restated Common Stock Purchase Agreement, dated as of August 7, 2000, between the Registrant and Acqua Wellington North American Equities Fund, Ltd., incorporated by reference to Exhibit 4.6 filed with the Registrant’s Registration Statement on Form S-3 No. 333-59318.

10.45		Third Amendment to Lease, dated February 16, 2001, between the Registrant and Jack R. Wheatley dba Matadero Creek., incorporated by reference to Exhibit 10.72 filed with the Registrant’s Quarterly Report on Form 10-Q, for the First Quarter 2001.

10.46		Amendment No. 2 to License Agreement, effective as of November 30, 1999, between the Registrant and Syntex (U.S.A.), Inc., incorporated by reference to Exhibit 10.73 to Amendment No. 2 to Registration Statement No. 333-59318.

10.47		Underwriting agreement, dated June 6, 2001, by and between the Registrant and SG Cowen Securities Corporation, incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by the Registrant on June 12, 2001.

10.48		Underwriting agreement, dated December 3, 2001, by and between the Registrant and JP Morgan Securities Inc., incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K, filed by the Registrant on December 4, 2001.

10.49	*	Amended and Restated Executive Severance Benefits Agreement between the Registrant and Louis G. Lange, dated December 31, 2002, incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2002.

10.50	*	Amended and Restated Executive Severance Benefits Agreement between the Registrant and Brent K. Blackburn, dated December 31, 2002, incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2002.

10.51	*	Amended and Restated Executive Severance Benefits Agreement between the Registrant and Richard M. Lawn, dated December 31, 2002, incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2002.

10.52	*	Amended and Restated Executive Severance Benefits Agreement between the Registrant and Daniel K. Spiegelman, dated December 31, 2002, incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2002.

10.53	*	Amended and Restated Executive Severance Benefits Agreement between the Registrant and Tricia Borga Suvari, dated December 31, 2002, incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2002.

10.54	*	Amended and Restated Executive Severance Benefits Agreement between the Registrant and Andrew A. Wolff, dated December 31, 2002, incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2002.

10.55	*	CV Therapeutics, Inc. Change in Control Plan with Respect to Options and Severance (and Summary Plan Description), incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2002.

10.56		Fourth Amendment to Lease, dated as of April 1, 2003, between the Registrant and The Wheatley Family Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek, incorporated by reference to Exhibit 10.62 filed with the Registrant’s Quarterly Report on Form 10-Q for the First Quarter 2003.

10.57	*	CV Therapeutics, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 2003.

Exhibit Number
10.58	Common Stock Purchase Agreement, dated as of July 3, 2003, by and between the Registrant and Acqua Wellington North American Equities Fund, Ltd., incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed by the Registrant on July 3, 2003.

10.59	Amended and Restated Sales and Marketing Services Agreement dated as of July 9, 2003, by and between the Registrant, Innovex (North America), Inc., as successor to Innovex Inc., Innovex LP, and Quintiles Transnational Corp., incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed by Registrant on July 11, 2003.

10.60	Purchase Agreement, dated as of June 13, 2003, by and among the Company and Citigroup Global Markets, Inc., CIBC World Markets Corp., Deutsche Bank Securities Inc., First Albany Corporation, Needham & Company, Inc. and SG Cowen Securities Corporation, as representatives of the Initial Purchasers named in Schedule I thereto, incorporated by reference to Exhibit 10.66 to the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 2003.

10.61	Registration Rights Agreement, dated as of June 18, 2003, among the Company, Citigroup Global Markets, Inc., CIBC World Markets Corp., Deutsche Bank Securities Inc., First Albany Corporation, Needham & Company, Inc. and SG Cowen Securities Corporation, incorporated by reference to Exhibit 10.67 to the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 2003.

10.62	Pledge and Escrow Agreement dated as of June 18, 2003, by and among the Company, Wells Fargo Bank Minnesota, N.A., as Trustee and Wells Fargo Bank Minnesota, N.A. as Escrow Agent, incorporated by reference to Exhibit 10.68 to the Registrant’s Quarterly Report on Form 10-Q, for the Second Quarter 2003.

10.63	Fifth Amendment to Lease, dated as of April 1, 2003, by and between the Registrant and the Wheatley Family Partnership, a California Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has previously been granted for portions of this exhibit.

(b)	Reports on Form 8-K

During the last quarter of the period covered by this Report, the Registrant filed the following current reports on Form 8-K with the Commission:

•	On October 17, 2003, the Registrant filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release announcing certain financial results for the financial quarter ended September 30, 2003.

•	On October 23, 2003, the Registrant filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release announcing that the FDA announced on October 23, 2003 that the Cardiovascular and Renal Drugs Advisory Committee (CRDAC) is scheduled to review Ranexa (ranolazine) for the treatment of chronic angina on December 9, 2003.

•	On October 29, 2003, the Registrant filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release announcing the initiation of a pivotal Phase III clinical trial of CVT-3146 and the triggering of a $3.0 million milestone payment from Fujisawa to the Registrant.

•	On October 31, 2003, the Registrant filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release announcing that it had received an approvable letter from the FDA for its NDA for Ranexa (ranolazine) for the treatment of chronic angina.

•	On December 10, 2003, the Registrant filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release announcing that the Cardiovascular and Renal Drugs Advisory Committee of the FDA on December 9, 2003 discussed a range of issues relating to the review of Ranexa for the treatment of chronic angina, but did not vote on any matters presented to it.

(c)	Exhibits

See Exhibits listed under Item 15(a)(3) above.

(d)	Financial Statements and Schedules

The financial statement schedules required by this Item are listed under 15(a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf, by the undersigned, thereunto duly authorized, in the City of Palo Alto, County of Santa Clara, State of California, on March 12, 2004.

CV THERAPEUTICS, INC.

By:	/S/ LOUIS G. LANGE
Louis G. Lange, M.D., Ph.D. Chairman of the Board of CV Therapeutics Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/S/ LOUIS G. LANGE Louis G. Lange, M.D., Ph.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/S/ DANIEL K. SPIEGELMAN Daniel K. Spiegelman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/S/ SANTO J. COSTA Santo J. Costa	Director	March 12, 2004

/S/ R. SCOTT GREER R. Scott Greer	Director	March 12, 2004

/S/ JOHN GROOM John Groom	Director	March 12, 2004

/S/ THOMAS L. GUTSHALL Thomas L. Gutshall	Director	March 12, 2004

/S/ PETER BARTON HUTT Peter Barton Hutt, Esq.	Director	March 12, 2004

/S/ KENNETH B. LEE, JR. Kenneth B. Lee, Jr.	Director	March 12, 2004

/S/ BARBARA J. MCNEIL Barbara J. McNeil, M.D., Ph.D.	Director	March 12, 2004

/S/ COSTA G. SEVASTOPOULOS Costa G. Sevastopoulos, Ph.D.	Director	March 12, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

CV Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of CV Therapeutics, Inc. as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CV Therapeutics, Inc. at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 4, 2004, except for

Note 14, as to which the date

is March 2, 2004

CV THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$18,767	$17,449
Marketable securities	392,146	412,658
Restricted cash	–	2,000
Other current assets	8,952	11,009

Total current assets	419,865	443,116
Notes receivable from related parties	1,120	980
Property and equipment, net	15,934	16,358
Restricted cash	–	2,886
Other assets	4,083	8,055

Total assets	$441,002	$471,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,542	$4,016
Accrued liabilities	13,943	15,579
Current portion of capital lease obligations	393	393
Current portion of deferred revenue	1,029	1,029

Total current liabilities	20,907	21,017
Capital lease obligations	393	–
Convertible subordinated notes	196,250	296,250
Deferred revenue	2,601	1,572
Other liabilities	1,886	3,610

Total liabilities	222,037	322,449

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value, 85,000,000 shares authorized, 27,116,805 and 29,087,718 shares issued and outstanding at December 31, 2002 and 2003, respectively	533,522	577,784
Accumulated deficit	(318,525)	(429,476)
Cumulative other comprehensive income	3,968	638

Total stockholders’ equity	218,965	148,946

Total liabilities and stockholders’ equity	$441,002	$471,395

See accompanying notes

CV THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2001	2002	2003
Revenues:
Collaborative research	$6,762	$5,287	$11,305
Operating expenses:
Research and development	73,444	90,973	80,792
Sales and marketing	7,752	11,271	23,476
General and administrative	13,756	15,955	17,015

Total operating expenses	94,952	118,199	121,283

Loss from operations	(88,190)	(112,912)	(109,978)
Interest income	19,184	15,700	10,853
Interest expense	(10,464)	(10,410)	(11,659)
Other expense, net	(227)	(151)	(167)

Net loss	$(79,697)	$(107,773)	$(110,951)

Basic and diluted net loss per share	$(3.74)	$(4.13)	$(3.91)

Shares used in computing basic and diluted net loss per share	21,308	26,093	28,360

See accompanying notes

CV THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Deferred Compensation	Accumulated Deficit	Cumulative Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2000	19,523,045	$222,223	$(589)	$(131,055)	$1,203	$91,782
Issuance of common stock, net of repurchases	5,959,298	271,605	–	–	–	271,605
Compensation related to grants of certain stock options	–	995	–	–	–	995
Amortization and reduction of deferred compensation	–	(219)	395	–	–	176
Comprehensive loss:
Net loss	–	–	–	(79,697)	–	(79,697)
Unrealized gains on investments	–	–	–	–	3,532	3,532

Total comprehensive loss						(76,165)

Balances at December 31, 2001	25,482,343	494,604	(194)	(210,752)	4,735	288,393
Issuance of common stock, net of repurchases	1,634,462	38,860	–	–	–	38,860
Compensation related to grants of certain stock options	–	343	–	–	–	343
Amortization and reduction of
deferred compensation	–	(285)	194	–	–	(91)
Comprehensive loss:
Net loss	–	–	–	(107,773)	–	(107,773)
Unrealized losses on investments	–	–	–	–	(767)	(767)

Total comprehensive loss	–	–	–	–	–	(108,540)

Balances at December 31, 2002	27,116,805	533,522		(318,525)	3,968	218,965
Issuance of common stock, net of repurchases	1,970,913	36,616	–	–	–	36,616
Compensation related to grants of certain stock options	–	1,350	–	–	–	1,350
Common Stock Warrant	–	6,296	–	–	–	6,296
Comprehensive loss:
Net loss	–	–	–	(110,951)	–	(110,951)
Unrealized losses on investments	–	–	–	–	(3,330)	(3,330)

Total comprehensive loss	–	–	–	–	–	(114,281)

Balances at December 31, 2003	29,087,718	$577,784	$–	$(429,476)	$638	$148,946

See accompanying notes

CV THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2001	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,697)	$(107,773)	$(110,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on the sale of investments	(1,695)	(1,305)	(1,755)
Forgiveness of related party notes	–	–	100
Loss on the disposal of fixed assets	84	–	–
Non cash expense associated with issuance of stock, stock options and warrants	1,171	252	5,425
Depreciation and amortization	3,605	9,424	14,204
Change in assets and liabilities:
Other current assets	(4,199)	986	(2,057)
Restricted cash	–	–	(4,886)
Other assets	–	–	1,287
Accounts payable	323	13	(1,526)
Accrued and other liabilities	1,470	4,981	3,360
Deferred revenue	(2,029)	(1,029)	(1,029)

Net cash used in operating activities	(80,967)	(94,451)	(97,828)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(386,464)	(509,000)	(462,864)
Maturities of investments	172,613	70,430	35,190
Sales of investments	63,388	439,682	396,645
Capital expenditures	(11,880)	(6,717)	(4,580)
Notes receivable from related parties	(648)	(169)	165
Equity investment in collaboration partner	–	–	(1,000)

Net cash used in investing activities	(162,991)	(5,774)	(36,444)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(764)	(779)	(393)
Borrowings under convertible subordinated debt, net of issuance costs	–	–	96,730
Net proceeds from issuance of common stock, net of repurchases	271,605	38,860	36,617

Net cash provided by financing activities	270,841	38,081	132,954

Net increase (decrease) in cash and cash equivalents	26,883	(62,144)	(1,318)
Cash and cash equivalents at beginning of year	54,028	80,911	18,767

Cash and cash equivalents at end of year	$80,911	$18,767	$17,449

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$10,464	$10,385	$10,202

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

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiary. The functional currency of our United Kingdom subsidiary is the U.S. dollar and all intercompany transactions and balances have been eliminated. All foreign currency translation gains and losses were recorded in the consolidated statements of operations in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” and have not been significant.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Our adoption of EITF Issue No. 00-21 did not have a material effect on our consolidated financial statements.

In December 2003, the Financial Accounting Standards Board revised FIN No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation, as revised, applies to reporting periods ending after March 15, 2004. The Company does not expect the adoption of FIN No. 46 to have a material effect on the Company’s financial position or results of operations.

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

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

We determine the appropriate classification of investment securities at the time of purchase and reaffirm such designation as of each balance sheet date. At December 31, 2002 and 2003, all investment securities are designated as available-for-sale. We consider our available-for-sale portfolio as available for use in current operations. Accordingly, we have classified all investments as current, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. The cost of securities sold is based on the specific identification method. Realized gains on available-for-sale securities included in the consolidated statements of operations were $1.7 million, $4.1 million, and $2.2 million for 2001, 2002 and 2003, respectively, while realized losses were $49,000, $2.8 million, and $490,000, respectively.

Other Assets and Restricted Cash

Other assets and restricted cash include $4.7 million of debt issuance costs, net of related amortization, and $2.9 million of restricted cash. The issuance costs are associated with the sale of $196,250,000 aggregate principal amount of convertible subordinated notes in March 2000 and the sale of $100,000,000 aggregate principal amount of senior subordinated convertible debentures in June 2003 (see Notes 7 and 8). These issuance costs are being amortized over the respective seven-year lives to interest expense which represents the earliest possible conversion date of the notes and debentures. The restricted cash consists of the long term portion in the funding of an escrow account to secure interest payments for the $100,000,000 aggregate principal amount of senior subordinated convertible debentures.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (SFAS No. 130), established standards for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires unrealized gains or losses on our available-for-sale securities, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income (loss). At each balance sheet date presented, our cumulative other comprehensive income consists solely of unrealized gains and losses on available-for-sale investment securities.

Research and Development Expenses and Accruals

Research and development expenses include personnel and facility related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for clinical trial, manufacturing and process development, research and other consulting activities, costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

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

Stock-Based Compensation

We have elected to continue to account for stock options granted to employees using the intrinsic-value method as prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25), and, thus recognize no compensation expense for options granted with exercise prices equal to the fair market value of our common stock on the date of grant. We recognize compensation for options granted to consultants based on the Black-Scholes option pricing model in accordance with Emerging Issues Task Force Consensus No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Deferred compensation is recorded when stock options are granted to employees at prices lower than the fair market value and is amortized to expense over the vesting period of the related options.

For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123 “Stock-Based Compensation Expense and Equity Market Values” (SFAS No. 123), as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148), the estimated fair value of options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation, for the years ended December 31 (in thousands, except per share amounts):

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

	2001	2002	2003
Net loss as reported	$(79,697)	$(107,773)	$(110,951)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(17,857)	(23,966)	(21,845)

Pro forma net loss	$(97,554)	$(131,739)	$(132,796)

Net loss per share basic and diluted:
As reported	$(3.74)	$(4.13)	$(3.91)

Pro forma	$(4.58)	$(5.05)	$(4.68)

Pro Forma Information—Stock-Based Compensation

The fair value of our stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2001	2002	2003
Expected life (years)	5.2	5.2	5.1
Expected volatility	65%	65%	65%
Risk-free interest rate	4.5%	3.5%	2.7%

The weighted-average fair value of options granted during 2001, 2002 and 2003 was $24.77, $12.93 and $9.60, respectively.

Depreciation and Amortization

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets.

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

Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (SFAS No. 128), basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during each period.

Had we recorded net income for the years ended December 31, 2001, 2002 or 2003, diluted earnings per share would have included the shares used in the computation of basic net loss per share, as well as the dilutive

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

effect of 3,692,000, 5,282,000 and 6,757,000 stock options respectively, the effect of 3,074,091, 3,074,091 and 5,175,811 shares of common stock respectively due to an assumed conversion of the notes and debentures, and two warrants in the year ended December 31, 2003 to purchase an aggregate total of 400,000 shares common stock, all prior to the application of the treasury stock method.

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

There was no accounting impact from this agreement in the years ended December 31, 2001, 2002 and 2003.

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

Under the license agreement, we paid an initial license fee. In addition, we are obligated to make certain milestone payments to Syntex, upon receipt of the first and second product approvals for Ranexa in any of certain major market countries (consisting of France, Germany, Italy, the United States and the United Kingdom). As of December 31, 2003, had we been required to accrue the $7.0 million milestone, we would have accrued approximately $1.8 million as interest expense. Unless the agreement is terminated, in connection with the first such product approval, we will pay Syntex, on or before March 31, 2005, $7.0 million plus interest accrued thereon from May 1, 2002 until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries occurs before May 1, 2004, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from the date of approval until the date of payment, and if the second such product approval occurs after May 1, 2004, but before March 31, 2006, we will pay Syntex, on or before March 31, 2006, $7.0 million plus interest accrued thereon from May 1, 2004, until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries has not occurred by March 31, 2006, we will pay Syntex $3.0 million on or before March 31, 2006, and if we receive the second product approval after March 31, 2006, we will pay Syntex $4.0 million within thirty (30) days after the date of such second product approval. No amounts have been accrued to date in relation to these milestones. In addition, we will make royalty payments based on net sales of products that utilize the

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    License and Collaboration Agreements (Continued)

licensed technology. We are required to use commercially reasonable efforts to develop and commercialize the product for angina.

We or Syntex may terminate the license agreement for material uncured breach, and we have the right to terminate the license agreement at any time on 120 days notice if we decide not to continue to develop and commercialize Ranexa.

Biogen Idec

In March 1997, we entered into two research collaboration and license agreements with Biogen (now Biogen Idec) which grant Biogen the exclusive worldwide right to develop and commercialize any products which are produced based on our A1 adenosine receptor antagonist patents or technologies (including our rights under the University of Florida Research Foundation license) for all indications. Biogen’s efforts in this area are referred to as the Adentri™ program. In February 2000, based on results of a Phase II clinical trial, Biogen announced its intention to continue with the Adentri™ program, but with a backup licensed compound. Biogen owes certain milestone payments in connection with development and commercialization of licensed products, and is obligated to pay royalties on any future sales of products covered by the agreements. Biogen has control and responsibility for conducting, funding and pursuing all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of A1 adenosine receptor antagonist products under the agreements.

We recognized a $1.0 million milestone payment from Biogen in March 2001 earned in conjunction with their initiation of a Phase I oral development program for Adentri.

Biogen may terminate the agreements for any reason upon 60 days written notice. If Biogen terminates the agreements, all rights to the technology we licensed to Biogen will revert to us. In addition, we will receive a non-exclusive license to certain technology of Biogen, and we will owe Biogen a royalty on future sales of any A1 adenosine receptor antagonist products under the agreements.

Fujisawa Healthcare

In July 2000, we entered into a collaboration with Fujisawa Healthcare, Inc. (Fujisawa) to develop and market second generation pharmacologic cardiac stress agents. Under this agreement, Fujisawa received exclusive North American rights to regadenoson, a short acting selective A2A adenosine receptor agonist, and to a backup compound. We received $10.0 million from Fujisawa consisting of a $6.0 million up-front payment, which is being recognized as revenue over the expected term of the agreement, and $4.0 million for the sale of 54,270 shares of our common stock. In September 2001, based on initiating a Phase II clinical trial for regadenoson, Fujisawa paid us a $2.0 million milestone payment. In November 2003, based on initiating a Phase III trial of regadenoson in October 2003, Fujisawa paid us a $3.0 million milestone payment. We may receive up to an additional $19.0 million in cash based on other development and regulatory milestones such as certain regulatory filings and approval. Fujisawa reimburses us for 75% of the development costs, and if the product is approved by the FDA, we will receive a royalty based on product sales of regadenoson and may receive a royalty on another product sold by Fujisawa. The amounts reimbursed for development costs were $2.8 million, $4.2 million and $7.3 million for 2001, 2002 and 2003, respectively.

Fujisawa may terminate the agreement for any reason upon 90 days written notice, and we may terminate the agreement if Fujisawa fails to launch a product within a specified period after marketing approval. In addition, we or Fujisawa may terminate the agreement in the event of material uncured breach, or bankruptcy or insolvency.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Marketable Securities

Following is a summary of available-for-sale securities at December 31, 2002:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(in thousands)
Cash equivalents:
Money market funds	$13,238	$–	$–	$13,238
Commercial paper	4,862	–	–	4,862

	$18,100	$–	$–	$18,100

Marketable securities:
US government securities	$210,777	$2,493	$–	$213,270
Asset backed securities	49,277	164	(1)	49,440
Corporate bonds	124,737	1,319	(11)	126,045
Foreign bonds	3,387	4	–	3,391

	$388,178	$3,980	$(12)	$392,146

Following is a summary of available-for-sale securities at December 31, 2003:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(in thousands)
Cash equivalents:
Money market funds	$8,866	$–	$–	$8,866
US government securities	6,399	–	–	6,399

	$15,265	$–	$–	$15,265

Marketable securities:
US government securities	$138,592	$222	$(84)	$138,730
Asset backed securities	72,817	21	(323)	72,515
Corporate bonds	194,425	787	(106)	195,106
Foreign bonds	6,295	12	–	6,307

	$412,129	$1,042	$(513)	$412,658

As of December 31, 2003, we had marketable securities with maturities of one year or less of $112.3 million and greater than one year of $300.4 million. The average contractual maturity as of December 31, 2003 was approximately twenty-four months, with no single investment’s maturity exceeding thirty-six months.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Property and Equipment

Property and equipment are recorded at cost and consist of the following:

	December 31,
	2002	2003
	(in thousands)
Machinery and equipment	$12,404	$16,376
Furniture and fixtures	1,704	2,062
Leasehold improvements	9,943	10,207

	24,051	28,645
Less accumulated depreciation and amortization	(8,117)	(12,287)

	$15,934	$16,358

Property and equipment include $978,000 recorded under capital leases at both December 31, 2002 and 2003. Accumulated depreciation related to leased assets totaled $577,000 and $752,000, at December 31, 2002 and 2003, respectively (see Note 6).

Depreciation expense, including depreciation of assets under capital leases, was $1.2 million, $2.7 million and $3.2 million for 2001, 2002 and 2003, respectively. Amortization expense for leasehold improvements was $1.1 million, $1.0 million and $1.0 million for 2001, 2002 and 2003, respectively.

5.    Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2002	2003
	(in thousands)
Accrued interest	$2,978	$3,222
Compensation related accruals	4,955	5,357
Clinical trials	649	3,800
Other	5,361	3,200

	$13,943	$15,579

6.    Commitments

We lease our two primary facilities under noncancellable operating leases. The lease for one facility expires in April 2014 with an option to renew for eleven years. The lease for the second facility incorporates a sublease that expires in February 2005, and a master lease that expires in April 2012. The sublease is secured by an irrevocable letter of credit which contains certain covenants that we were in compliance with as of December 31, 2003. In addition, we have leased certain fixed assets under capital leases with expiration dates through 2004.

We have entered into certain manufacturing-related agreements in connection with the potential future commercial production of Ranexa.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Commitments (Continued)

Below is a table that presents minimum payments under our commitments as of December 31, 2003.

	Manufacturing Agreements	Operating Leases	Capital Leases
	(in thousands)
Year ending December 31,
2004	$4,612	$10,993	$411
2005	2,250	8,339	–
2006	2,250	13,085	–
2007	2,250	13,038	–
2008	2,250	14,230	–
2009 and thereafter	–	48,934	–

Total minimum payments	$13,612	$108,619	411

Less amount representing interest			(18)

Present value of future lease payments			393
Less current portion			(393)

Long-term portion			$–

Under our manufacturing-related agreements, additional payments above the specified minimums will be required if the FDA approves Ranexa, and in connection with the manufacture of Ranexa.

Rent expense for the years ended December 31, 2001, 2002, and 2003 was $8.7 million, $12.3 million and $12.6 million, respectively. We also had sublease rental income for the years ended December 31, 2001, 2002 and 2003 of $1.2 million, $1.8 million and $1.0 million, respectively.

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

We have reserved 3,074,091 shares of common stock for issuance upon conversion of the notes. We may redeem the notes on or after March 7, 2003 and prior to maturity, at a premium. We incurred issuance costs related to this private placement of approximately $6,701,000 which have been recorded as other assets and are being amortized to interest expense over the seven-year life of the notes.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Convertible Subordinated Notes (Continued)

The fair value of our convertible subordinated notes, based upon the price for the notes at December 31, 2003, approximated $175,521,000.

8.    Senior Subordinated Convertible Debentures

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

We have reserved 2,101,720 shares of common stock for issuance upon conversion of the debentures. We incurred issuance costs related to this private placement of approximately $3.4 million, which have been recorded as other assets and are being amortized to interest expense over the life of the debentures. Additionally, in connection with the private placement, we have restricted cash of approximately $5.0 million, of which approximately $2.0 million is included in other current assets and approximately $2.9 million in other assets. The restricted cash secures the next five interest payments due on the debentures.

Holders may convert their debentures into shares of our common stock only under any of the following circumstances: (i) during any calendar quarter after the quarter ended September 30, 2003, if the sale price of our common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, is greater than or equal to 120% of the conversion price per share of our common stock, (ii) during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 97% of the product of the sale price of our common stock and the conversion rate on each such day, (iii) if the debentures have been called for redemption by us, or (iv) upon the occurrence of specified corporate transactions.

In December 2003, a shelf registration statement on Form S-3 for the resale of the debentures and the common stock issuable upon conversion of the debentures was declared effective by the Securities and Exchange Commission. We have agreed to keep the shelf registration statement effective until June 18, 2005.

The fair value of our senior subordinated convertible debentures, based on the price for the debentures at December 31, 2003, approximated $70,500,000.

9.    Related Party Transactions

From 1992 through 2003, we issued loans to certain of our officers, employees and a consultant related to relocation and other purposes. However, in July 2002 the Sarbanes-Oxley Act of 2003 prohibited any extension of credit (for example, a loan) to any director or executive officer, and we have complied with this legal prohibition. Loans to our officers, employees and a consultant aggregating $1,120,000 and $980,000, respectively, were outstanding at December 31, 2002 and 2003, respectively. These loans bear interest at 3.65%

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Related Party Transactions (Continued)

to 6.53% per annum. The amounts are repayable on various dates through October 30, 2008. Loans outstanding at December 31, 2003 are secured by secondary deeds of trust on real estate.

10.    Litigation

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Northern District of California captioned David Crossen, et al. v. CV Therapeutics, Inc., et al. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations have since been filed against the defendants, and we expect that additional lawsuits containing substantially similar allegations may be filed in the future. In November 2003, the court appointed a lead plaintiff and in December 2003, the court consolidated all of the securities class actions into a single action captioned In re CV Therapeutics, Inc. Securities Litigation. In January 2004, the lead plaintiff filed a consolidated complaint. We and the other named defendants expect to file a motion to dismiss the consolidated complaint in March 2004.

In addition, the Company’s directors and certain of its officers have been named as defendants in a derivative lawsuit in California Superior Court, Santa Clara County, captioned Kangos v. Lange, et al., which names the Company as a nominal defendant. The plaintiff in this action is a Company stockholder who seeks to bring derivative claims on behalf of the Company against the defendants. This lawsuit alleges breaches of fiduciary duty and related claims based on purportedly misleading statements concerning our new drug application (NDA) for Ranexa. As with any litigation proceeding, we cannot predict the eventual outcome of pending litigation.

11.    Stockholders’ Equity

Equity Line of Credit and Significant Equity Transactions

In August 2000, we entered into a financing arrangement with Acqua Wellington to purchase our common stock. As of April 4, 2003, we and Acqua Wellington mutually agreed to terminate the financing arrangement in accordance with the terms of the purchase agreement. Under the purchase agreement, as amended, we had the ability to sell up to $149.0 million of our common stock to Acqua Wellington through December 2003. Applicable Nasdaq National Market rules limited the number of shares of common stock that we could issue under our purchase agreement with Acqua Wellington to approximately 3,703,000 shares. Since we effectively reached the Nasdaq limit, as of April 4, 2003, the purchase agreement was terminated in accordance with its terms. As of April 4, 2003, we issued an aggregate of 3,687,366 shares of common stock in exchange for aggregate net cash proceeds of $113.7 million under this arrangement.

In July 2003, we entered into a new financing arrangement with Acqua Wellington to purchase our common stock. Under the new purchase agreement, we have the ability to sell up to $100.0 million of our common stock, or 5,686,324 shares of our common stock, whichever occurs first, to Acqua Wellington through November 2005. The purchase agreement provides that from time to time, in our sole discretion, we may present Acqua Wellington with draw down notices constituting offers to sell our common stock for specified total proceeds over a specified trading period. Once presented with a draw down notice, Acqua Wellington is required to purchase a pro rata portion of shares of our common stock as allocated on each trading day during the trading period on which the daily volume weighted-average price for our common stock exceeds a threshold price that we have determined and stated in the draw down notice. The per share price then equals the daily volume weighted-average price on each date during the pricing period, less a 3.8% to 5.8% discount (based on our market capitalization). However, if the daily volume weighted-average price falls below the threshold price on any day

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Stockholders’ Equity (Continued)

in the pricing period, Acqua Wellington is not required to purchase the pro rata portion of shares allocated to that day, but may elect to buy that pro rata portion of shares at the threshold price less the applicable 3.8% to 5.8% discount. Upon each sale of our common stock to Acqua Wellington under the purchase agreement, we have also agreed to pay Alder Creek Capital, L.L.C., Member NASD/SIPC a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Acqua Wellington.

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

The combined total value of shares that we have the ability to sell to Acqua Wellington through draw downs and call option exercises under the financing arrangement cannot exceed $100.0 million or the number of shares which is one less than twenty percent (20.0%) of the issued and outstanding shares of our common stock as of July 3, 2003, whichever occurs first. As of December 31, 2003, we had issued 587,489 shares of our common stock to Acqua Wellington under this financing arrangement for net cash proceeds of approximately $15.0 million. In addition, in January 2004, we issued 684,097 shares of common stock in exchange for aggregate net proceeds of $10.0 million under this financing arrangement.

Warrants

In April 2003, we amended the lease on our 3172 Porter Drive facility in Palo Alto, California to, among other things, extend the term of the lease until April 2014 and provide for rent reductions, facility improvements and the issuance to the landlord of a warrant to purchase 200,000 shares of our common stock at an exercise price of $17.29 per share. The warrant is exercisable, in whole or in part, during the term commencing on April 1, 2003 and ending at the later of (i) the tenth anniversary of April 1, 2003 if (but only if) at any time prior to the fifth anniversary of April 1, 2003, the closing price of our common stock on the Nasdaq National Market has not been more than than $34.58 for each trading day during any period of twenty consecutive trading days or (ii) the fifth anniversary of April 1, 2003. In accordance with EITF 96-18, the warrant was valued using the Black-Scholes model; the assumptions used were a term of ten years, a risk-free interest rate of 3.9% and volatility of 65%. We are accounting for the warrant as non-cash rent expense over the life of the lease.

On July 9, 2003, we and Quintiles Transnational Corp. (Quintiles) modified our commercialization agreement for Ranexa. The modified agreement provides us with complete commercialization rights for Ranexa,

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Stockholders’ Equity (Continued)

including the opportunity to hire and train a dedicated cardiovascular sales force. Quintiles and its commercial sales and marketing subsidiary, Innovex Inc., will continue to have a commercialization services relationship with us relating to Ranexa and also will become a preferred provider of their full range of pharmaceutical services to us. In addition, pursuant to the modified agreement, Quintiles received a fully vested, non-forfeitable warrant, with a five-year term, to purchase 200,000 shares of our common stock at an exercise price of $32.93 per share. In accordance with EITF 96-18, the warrant was valued using the Black-Scholes model; the assumptions used were a term of five years, a risk-free interest rate of 2.5% and volatility of 65%, resulting in a charge to sales and marketing expense of approximately $3.7 million in the year ended December 31, 2003.

Employee Stock Purchase Plan

In September 1996, the board of directors adopted the Employee Stock Purchase Plan (Purchase Plan) covering an aggregate of 150,000 shares of our common stock. In May 2000, our stockholders approved an additional 75,000 shares for this Purchase Plan with annual automatic increases through 2005 in an amount equal to the least of (i) one-half of one percent of the number of outstanding shares of our common stock, (ii) 100,000 shares, or (iii) a smaller number of shares determined by the board of directors. In May 2003, our stockholders approved an amendment to provide that, on the day following each annual meeting beginning in 2003 and continuing through the annual meeting in 2007, the number of shares of common stock reserved for issuance under the Purchase Plan shall automatically be increased by the lesser of (i) 250,000 shares of common stock or (ii) a lesser number of shares of common stock as determined by the Board of Directors. This Purchase Plan is designed to allow eligible employees of ours or an affiliate of ours to purchase shares of our common stock at quarterly intervals through their periodic payroll deductions, which may not exceed 15 percent of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85 percent of the fair market value of our common stock at the beginning of the offering period or an amount equal to 85 percent of the fair market value of our common stock on each purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with us. Shares in the amount of 673,889 have been authorized for issuance and 34,928, 68,866, and 116,178 shares have been issued under this Purchase Plan in the years ending December 31, 2001, 2002 and 2003 respectively.

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

Our Non-Employee Directors’ Stock Option Plan (Directors’ Plan) was amended and restated in 1996 to allow the granting of up to 250,000 shares of common stock to our directors who are not otherwise an employee of, or consultant of ours or any affiliate of ours. In May 2000, our stockholders approved an additional 150,000 shares for this Directors’ Plan. In June 2002, our stockholders approved an increase in the number of shares of common stock authorized and reserved for issuance under the Directors’ Plan by 150,000 shares, such that after giving effect to such increase, the aggregate number of shares of common stock authorized and reserved to be issued under the Directors’ Plan is 550,000. Options granted under this Directors’ Plan expire no later than 10 years from the date of grant. The exercise price of each option shall be the fair market value of the stock subject to such option on the date such option is granted. In August 2000, the board of directors approved amending the

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Stockholders’ Equity (Continued)

Directors’ Plan to increase the number of shares automatically granted to new members of the board of directors. The options covered by such initial grants generally vest in increments over a period of three years from the date of grant for new directors. Also in August 2000, the board of directors approved amending the Directors’ Plan to increase the number of shares automatically granted each year to existing members of the board of directors as replenishment grants. This amendment also modified the vesting schedule for all new replenishment grants, from the previous full vesting one year from the date of grant to vesting in increments over a period of one year from the date of grant. In February 2002, the board of directors amended the Director’s Plan to: (i) permit the net exercise of options granted thereunder without regard to the number of shares being acquired in connection with such exercise, and (ii) provide that the board of directors may amend outstanding options under the Directors’ Plan; provided that such amendments be consented to in writing to the extent they impair the existing rights of optionees, and provided further that the board cannot, without the approval of our stockholders, amend any outstanding option granted under the Directors Plan to reduce its exercise price or cancel and replace any outstanding option with grants having a lower exercise price. In July 2002, the board amended the Directors Plan to allow for the transfer of options granted under the plan for tax, financial and estate planning purposes.

In May 2000, our stockholders approved the 2000 Equity Incentive Plan (Equity Plan) and the issuance of up to 1,500,000 shares of common stock under this Equity Plan. In June 2002, our stockholders approved an increase in the number of shares of common stock authorized and reserved for issuance under the Equity Plan by 950,000 shares, such that after giving effect to such increase, the aggregate number of shares of common stock authorized and reserved to be issued under the Equity Plan is 2,450,000. The 2000 Equity Incentive Plan provides for common stock options to be granted to our employees and consultants and those of our affiliates. This Equity Plan allows for the grant of incentive stock options and nonstatutory stock options. Options granted under this Equity Plan expire no later than 10 years from the date of grant. The exercise price of each incentive stock option and nonstatutory stock option shall be not less than 100% of the fair market value of the stock subject to the option on the date the option is granted, unless granted to a person who owns 10% or more of the total of voting stock of the company and its affiliates, in which case the exercise price shall be not less than 110% of the fair market value of the stock subject to the option on the date of grant. The vesting provisions of individual options may vary but in each case will provide for vesting of at least 20% of the total number of shares subject to the option per year. In February 2002, the board of directors amended the Equity Plan to: (i) disallow the granting of stock bonuses and rights to acquire restricted stock under the Equity Plan, and (ii) provide that the board of directors cannot, without the approval of our stockholders, amend any outstanding option granted under the Equity Plan to reduce its exercise price or cancel and replace any outstanding option with grants having a lower exercise price.

In July 2000, the board of directors approved the 2000 Nonstatutory Incentive Plan (Nonstatutory Plan) and the issuance of up to 250,000 shares of common stock under the Nonstatutory Plan. In fiscal year 2001, the board of directors approved the issuance of up to an additional 885,325 shares of common stock, for a total of up to 1,135,325 shares under the Nonstatutory Plan. During fiscal year 2002, the board of directors amended the Nonstatutory Plan several times to increase the number of shares, such that after giving effect to such increases, the aggregate number of shares of common stock authorized and reserved to be issued under the Nonstatutory Plan is 3,760,325. The 2000 Nonstatutory Incentive Plan provides for common stock options to be granted to our employees and consultants and those of our affiliates. The Nonstatutory Plan allows for the grant of nonstatutory stock options. Options granted under this Nonstatutory Plan expire no later than 10 years from the date of grant. The exercise price of each nonstatutory option shall be not less than 100% of the fair market value of the stock subject to the option on the date the option is granted. The vesting provisions of individual options may vary but in each case will provide for vesting of at least 20% of the total number of shares subject to the option per year.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Stockholders’ Equity (Continued)

In February 2002, the board of directors amended the Nonstatutory Plan to: (i) disallow the granting of stock bonuses and rights to acquire restricted stock under the Nonstatutory Plan, and (ii) provide that the board of directors cannot, without approval of our stockholders, amend any outstanding option granted under the Nonstatutory Plan to reduce its exercise price or cancel and replace any outstanding option with grants having a lower exercise price.

In October 2002, the board of directors amended each of the Non-Employee Directors’ Stock Option Plan, the 2000 Equity Incentive Plan and the 2000 Nonstatutory Incentive Plan so that in the event of a “change of control” of the Company, each outstanding option under each plan shall, automatically and without further action by the Company, become fully vested and exercisable with respect to all of the shares of common stock subject thereto no later than five (5) business days before the closing of such change of control event. In October 2002, the board of directors also amended the 2000 Nonstatutory Incentive Plan to allow the Company to grant stock options to employees in Europe.

The following table summarizes activity under all our option plans:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
	(in thousands, except per share amounts)
Balance at December 31, 2000	1,292	2,153	$23.02

Shares authorized	885
Options granted	(1,844)	1,844	$45.84
Options forfeited	62	(62)	$35.68
Options expired	–	–	$–
Options exercised	–	(268)	$7.44

Balance at December 31, 2001	395	3,667	$35.43

Shares authorized	3,725
Options granted	(1,945)	1,945	$24.05
Options forfeited	223	(223)	$42.75
Options expired	(136)	–	$–
Options exercised	–	(107)	$7.87

Balance at December 31, 2002	2,262	5,282	$31.47

Shares authorized	–
Options granted	(1,803)	1,803	$17.62
Options forfeited	174	(174)	$39.08
Options expired	(17)	–	$–
Options exercised	–	(155)	$7.71

Balance at December 31, 2003	616	6,756	$28.12

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Stockholders’ Equity (Continued)

The following table summarizes information about stock options outstanding at December 31, 2003:

Outstanding Options
Range of Exercise Prices	Shares Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable Options
				Number of Shares (in thousands)	Weighted Average Exercise Price
$ 0.80 - $13.16	1,454	7.1	$10.44	694	$7.54
$13.38 - $23.21	2,115	8.9	$18.81	479	$18.83
$23.22 - $38.64	1,372	7.8	$33.48	738	$35.66
$38.66 - $57.34	1,667	7.5	$47.18	883	$46.84
$57.75 - $86.56	148	6.8	$70.61	121	$70.04

	6,756	7.9	$28.12	2,915	$31.00

As of December 31, 2001 and 2002, the total number of options exercisable was 1,155,000 shares and 1,950,000 shares, respectively.

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

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax assets at December 31 are as follows (in thousands):

	2002	2003
Deferred tax assets:
Net operating loss carryforwards	$110,600	$155,340
Research tax credit carryforwards	6,020	7,303
Capitalized research and development expenses	11,890	14,440
Other	7,700	6,878

Total deferred tax assets	136,210	183,961
Less valuation allowance	(134,620)	(183,707)

Subtotal	1,590	254
Deferred tax liabilities:
Unrealized gains on investments	1,590	254

Net deferred tax assets	$–	$–

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $40.6 million, $42.3 million and $49.1 million during 2001, 2002 and 2003, respectively. Approximately $15.8 million of the current year valuation allowance is related to the benefit of the stock option deductions, which, when recognized, will be credited to stockholders’ equity.

As of December 31, 2003, we had federal and California net operating loss carryforwards of approximately $437.4 million and $110.3 million, respectively. We also had federal and California research and development tax credit carryforwards of approximately $4.8 million and $3.8 million, respectively. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in the year 2006, if not utilized. The California net operating loss carryforwards will expire at various dates beginning in the year 2004, if not utilized. The federal research tax credit carryforwards will expire at various dates beginning in the year 2008, if not utilized. The California research tax credit carryforwards can be carried forward indefinitely.

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

13.    401K Plan

Our 401K plan covers all of our eligible employees. Under the plan, employees may contribute specified percentages or amounts of their eligible compensation, subject to certain Internal Revenue Service restrictions. We may match a portion of employee contributions with common stock of the Company, up to a maximum of 5% of each employee’s eligible compensation. The match (if any) is effective December 31 of each year and is fully vested if and when made. We issued a total of 10,837 shares of our common stock for the 2001 match, a total of 34,694 shares of our common stock for the 2002 match, and a total of 60,391 shares of our common stock for the 2003 match, with values of $533,000, $699,000, and $885,935 respectively.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Subsequent Events

In January 2004, we sold 684,097 shares of common stock for gross proceeds of $10.0 million under the financing arrangement with Acqua Wellington.

In February 2004, we entered into a Common Stock Purchase Agreement with Mainfield Enterprise, Inc. In March 2004, we sold 1,609,186 shares of common stock for gross proceeds of approximately $25.0 million under this arrangement.