Form 10-Q
period 2004-03-31
CV THERAPEUTICS INC
filed 2004-05-10
CIK 921506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended March 31, 2004.

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

The number of shares of Common Stock, $0.001 par value, outstanding as of May 7, 2004 was 31,480,690.

CV THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2003	March 31, 2004
	(A)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,449	$23,682
Marketable securities	412,658	408,391
Restricted cash	2,000	2,000
Other current assets	11,009	12,326

Total current assets	443,116	446,399
Notes receivable from related parties	980	960
Property and equipment, net	16,358	15,807
Restricted cash	2,886	2,886
Other assets	8,055	7,504

Total assets	$471,395	$473,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,016	$2,390
Accrued liabilities	15,579	14,055
Current portion of capital lease obligations	393	289
Current portion of deferred revenue	1,029	1,029

Total current liabilities	21,017	17,763
Convertible subordinated notes	296,250	296,250
Deferred revenue	1,572	1,315
Other liabilities	3,610	4,027

Total liabilities	322,449	319,355
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized, 29,087,718 and 31,480,015 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	577,784	613,689
Accumulated deficit	(429,476)	(460,800)
Accumulated other comprehensive income	638	1,312

Total stockholders’ equity	148,946	154,201

Total liabilities and stockholders’ equity	$471,395	$473,556

(A)	Derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003

See accompanying notes

CV THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2003	2004
Revenues:
Collaborative research	$1,797	$2,939
Operating expenses:
Research and development	16,878	22,330
Sales and marketing	2,859	4,993
General and administrative	3,516	5,404

Total operating expenses	23,253	32,727

Loss from operations	(21,456)	(29,788)
Interest income	3,355	1,781
Interest expense	(2,587)	(3,278)
Other expense, net	(38)	(39)

Net loss	$(20,726)	$(31,324)

Basic and diluted net loss per share	$(0.75)	$(1.04)

Shares used in computing basic and diluted net loss per share	27,476	30,145

See accompanying notes

CV THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,726)	$(31,324)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on the sale of investments	(884)	54
Foregiveness of related party notes	—	20
Non-cash expense associated with stock options and warrants	61	123
Depreciation and amortization	3,086	3,590
Change in assets and liabilities:
Other current assets	1,247	(1,317)
Other assets	(28)	277
Accounts payable	(3,399)	(1,626)
Accrued and other liabilities	(5,909)	(1,107)
Deferred revenue	(257)	(257)

Net cash used in operating activities	(26,809)	(31,567)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(121,645)	(89,293)
Sales of investments	124,354	83,694
Maturities of investments	2,650	8,175
Capital expenditures	(1,054)	(577)
Notes receivable from related parties	82	—

Net cash provided by investing activities	4,387	1,999
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(95)	(104)
Net proceeds from issuance of common stock	20,009	35,905
Net cash provided by financing activities	19,914	35,801

Net increase (decrease) in cash and cash equivalents	(2,508)	6,233
Cash and cash equivalents at beginning of period	18,767	17,449

Cash and cash equivalents at end of period	$16,259	$23,682

See accompanying notes

CV THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of CV Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles, are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for, the interim periods presented. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004 or of future operating results for any interim period. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003 which includes the audited consolidated financial statements and the notes thereto.

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

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (SFAS 130), established standards for the reporting and display of comprehensive income (loss) and its components. SFAS 130 requires unrealized gains or losses on our available-for-sale securities to be included in other comprehensive income (loss) as an element of stockholders’ equity. At each balance sheet date presented, our accumulated other comprehensive income consists solely of unrealized gains and losses on available-for-sale investment securities. Comprehensive loss was $21.5 million and $30.7 million for the quarters ended March 31, 2003 and March 31, 2004, respectively.

Revenue Recognition

Revenue under our collaborative research arrangements is recognized based on the performance requirements of each contract. Amounts received under such arrangements consist of up-front license, periodic milestone payments and reimbursement for research activities. Up-front or milestone payments, which are subject to future performance requirements, are recorded as deferred revenue and are recognized over the performance period. The performance period is estimated at the inception of the arrangement and is periodically reevaluated. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate period based on research progress attained and events such as changes in the regulatory and competitive environment. Payments received related to substantive, performance-based at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Payments received for research activities are recognized as the related research effort is performed.

Valuation of Marketable Securities

We invest our excess cash balances primarily in short-term and long-term marketable debt securities for use in current operations. Accordingly, we have classified all investments as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss). Estimated fair value is based upon quoted market prices for these or similar instruments.

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

Stock-Based Compensation

We have elected to continue to account for stock options granted to employees using the intrinsic-value method as prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25), and thus recognize no compensation expense for options granted with exercise prices equal to the fair market value of our common stock on the date of grant. We recognize compensation for stock options granted to consultants in accordance with Emerging Issues Task Force Consensus No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The estimated fair value of such options is determined using the Black-Scholes option pricing model.

For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123 “Stock-Based Compensation Expense and Equity Market Values” (SFAS No. 123), as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148), the estimated fair value of options is amortized to expense over the options’ vesting period. The following table illustrates the effect on reported net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation (in thousands, except per share amounts):

	Three months ended March 31,
	2003	2004
Net loss:
As reported	$(20,726)	$(31,324)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(5,565)	(4,718)

Pro forma net loss	$(26,291)	$(36,042)

Net loss per share basic and diluted:
As reported	$(0.75)	$(1.04)

Pro forma	$(0.96)	$(1.20)

The weighted-average fair value of options granted with exercise prices at market value of our common stock during the quarters ended March 31, 2003 and 2004 was $9.53 and $8.57, respectively.

The fair value of our stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three months ended March 31,
	2003	2004
Expected life (years)	5.2	5.2
Expected volatility	65%	65%
Risk-free interest rate	3.5%	2.8%

Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding. Potential common shares have been excluded from the computation as their effect is antidilutive. Had we been in a net income position, diluted earnings per share would have included the impact of outstanding dilutive options, warrants and convertible subordinated notes and debentures.

2.    Commitments

We lease our two primary facilities under noncancellable operating leases. The lease for one facility expires in April 2014 with an option to renew for eleven years. The lease for the second facility incorporates a sublease that expires in February 2005, and a master lease that expires in April 2012. The sublease is secured by an irrevocable letter of credit, which contains certain covenants that we were in compliance with as of March 31, 2004. In addition, we have leased certain property and equipment under capital leases with expiration dates through 2004.

We have entered into certain manufacturing-related agreements in connection with the future commercial production of Ranexa™.

The table below presents minimum payments under our commitments as of March 31, 2004:

	Manufacturing Agreements	Operating Leases	Capital Leases
	(in thousands)
Year ending December 31,
2004 (remaining portion)	$4,032	$8,265	$299
2005	2,250	8,354	—
2006	2,250	13,093	—
2007	2,250	13,039	—
2008	2,250	14,230	—
2009 and thereafter	—	48,934	—

Total minimum payments	$13,032	$105,915	299

Less amount representing interest			(10)

Present value of future lease payments			289
Less current portion			(289)

Long-term portion			$—

Under the manufacturing-related agreements, additional payments above the specified minimums will be required if the FDA approves Ranexa, and in connection with the manufacture of Ranexa.

3.    Litigation

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit filed in August 2003 in the United States District Court for the Northern District of California captioned Crossen v. CV Therapeutics, Inc., et al. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations have since been filed against the defendants, and we expect that additional lawsuits containing substantially similar allegations may be filed in the future. In November 2003, the court appointed a lead plaintiff, and in December 2003, the court consolidated all of the securities class actions filed to date into a single action captioned In re CV Therapeutics, Inc. Securities Litigation. In January 2004, the lead plaintiff filed a consolidated complaint. We and the other named defendants filed motions to dismiss the consolidated complaint in March 2004. We expect a hearing on these motions to occur in June or July 2004.

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

4.    Stockholders’ Equity

In January 2004, we sold 684,097 shares of common stock for net cash proceeds of approximately $10.0 million under our financing arrangement with Acqua Wellington North American Equities Fund, Ltd.

In February 2004, we entered into a Common Stock Purchase Agreement with Mainfield Enterprises, Inc., pursuant to which we could sell up to 1,609,186 shares of our common stock to Mainfield. In March 2004, we sold 1,609,186 shares of common stock to Mainfield for net proceeds of approximately $25.0 million. The shares were issued pursuant to a universal shelf registration statement on Form S-3.

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

Overview

CV Therapeutics is a biopharmaceutical company focused on the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. Since our inception in December 1990, substantially all of our resources have been dedicated to research and development. To date, we have not generated any product revenues and do not expect to generate any product revenues until we receive marketing approval and launch one of our products, if at all. Until that time, we expect our sources of revenues, if any, to consist of payments under corporate partnerships and interest income until one of our products receives marketing approval, if at all. As of March 31, 2004, we had an accumulated deficit of $460.8 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as marketing approvals. These activities, together with our sales and marketing expenses and our general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future. We will not receive product revenues unless and until we or our collaborative partners complete clinical trials, obtain marketing approval, and successfully commercialize one or more of our products. We have not received any product approvals from any regulatory authorities in the United States or any foreign jurisdiction for the commercial sale of any of our products, and none of our products have been determined to be safe or effective in humans for any use.

We are developing our lead drug candidate Ranexa for the potential treatment of chronic angina. Ranexa is a small-molecule drug in tablet form that, if approved by the FDA, could be taken by patients who suffer from chronic angina. Chronic angina is a debilitating heart condition that is usually characterized by repeated and sometimes unpredictable attacks of chest pain. Unlike current anti-anginal drug therapies, Ranexa appears to exert its anti-anginal activity without depending on reductions in heart rate or blood pressure. If approved by the FDA, Ranexa would represent the first new class of anti-anginal therapy in the United States in more than 25 years. In December 2002, we submitted a New Drug Application (NDA) for Ranexa to the United States Food and Drug Administration (FDA) for the potential treatment of chronic angina. An NDA is a filing made by a drug sponsor for marketing approval of a product in the United States. On October 30, 2003, the FDA sent us an approvable letter indicating that Ranexa is approvable, that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. On December 9, 2003, the Cardiovascular and Renal Drugs Advisory Committee, which is an advisory committee to the FDA, discussed a range of issues relating to the review of Ranexa, without voting on whether or not to approve the product or any other matters presented to it.

Based on on-going discussions with the FDA since that time, we believe that we can receive from the FDA initial marketing approval of Ranexa in a restricted population of angina patients with the completion of a single successful Phase III clinical study to be conducted under a special protocol assessment (SPA). We believe that the number of patients to be enrolled in this trial will be between the number of patients enrolled in our two prior Phase III studies of Ranexa (approximately 200 to 800 patients). We also plan to conduct one or more additional clinical trials of Ranexa, which could potentially allow us to seek initial or supplemental approval(s) for Ranexa over time. For example, we are considering conducting a study with the TIMI study group in ischemic patients with acute coronary syndromes (ACS). In this trial, patients would be started in the hospital on an intravenous form of ranolazine, followed by the tablet form of the drug. If successful, this study could potentially support subsequent FDA approval of broader use of Ranexa and could provide us with the opportunity to access the hospital market for ACS patients. The information relating to these potential additional Ranexa studies, including the proposed study in a restricted population and the potential SPA, the TIMI study and any additional studies of Ranexa, is based on on-going discussions with the FDA, is not yet definitive, and is subject to change based on our on-going discussions with the agency.

In addition, in March 2004, we filed a Marketing Approval Application (MAA) seeking approval of ranolazine for the treatment of chronic angina with the European Agency for the Evaluation of Medicinal Products (EMEA), through its centralized application procedure. An MAA is a filing made by a drug sponsor for marketing approval of a product in the European Union. To support current and potential activities in Europe, we have established a European subsidiary in the United Kingdom, which has as its primary function the evaluation of commercialization opportunities for ranolazine and our other product candidates in Europe.

We are also developing regadenoson, an A2A-adenosine receptor agonist, for potential use as a pharmacologic agent in cardiac perfusion imaging studies. Tecadenoson, an A1-adenosine receptor agonist, is being developed for the potential reduction of rapid heart rate during atrial arrhythmias. Adentri, an A1-adenosine receptor antagonist for the potential treatment of acute and chronic heart failure, is licensed to Biogen, Inc. (now Biogen Idec Inc.). In addition, we have several on-going research and preclinical development programs designed to bring additional drug candidates into human clinical testing.

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

Revenue Recognition

Revenue under our collaborative research arrangement is recognized based on the performance requirements of the contract. Amounts received under such arrangement consists of up-front license, periodic milestone payments and reimbursements for research activities. Up-front or milestone payments which are still subject to future performance requirements are recorded as deferred revenue and are amortized over the performance period. The performance period is estimated at the inception of the arrangement and is periodically reevaluated. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate period based on research progress attained and events such as changes in the regulatory and competitive environment. Payments received related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Payments received for research activities are recognized as the related research effort is performed.

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

Results of Operations

Collaborative Research Revenues. Collaborative research revenues increased to $2.9 million for the quarter ended March 31, 2004, compared to $1.8 million for the quarter ended March 31, 2003. The increase was due to greater reimbursement of certain development costs related to our collaboration with Fujisawa Healthcare, Inc. for the development of regadenoson.

Research and Development Expenses. Research and development expenses increased to $22.3 million for the quarter ended March 31, 2004, compared to $16.9 million for the quarter ended March 31, 2003. The increase was primarily due to increased outside contract service expenses of $4.3 million primarily for our three clinical development programs: Ranexa, regadenoson and tecadenoson. We expect research and development expenses to increase in the future as we further expand product development efforts.

Management categorizes research and development expenditures into preclinical research expenses as opposed to clinical development program expenses, and also by personnel and facility related expenses as opposed to outside contract services expenses as follows:

	Three months ended March 31,
	2003	2004
	(in thousands)
Preclinical research	$3,611	$4,955
Clinical development	13,267	17,375

Total research and development	$16,878	$22,330

Personnel and facility related	$12,320	$13,452
Contract services	4,558	8,878

Total research and development	$16,878	$22,330

Our three clinical development programs listed in rank order of expenditures for the quarter ended March 31, 2004 are as follows: Ranexa, regadenoson and tecadenoson. The relative allocation of resources to preclinical research compared to clinical development for the quarter ended March 31, 2004 was consistent with such allocations for the quarter ended March 31, 2003. The increased allocation of resources to contract services compared to personnel and facility related expenses, in the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003, primarily reflects development expenses for Ranexa and regadenoson.

Sales and Marketing Expenses. Sales and marketing expenses increased to $5.0 million for the quarter ended March 31, 2004, compared to $2.9 million for the quarter ended March 31, 2003. The increase was primarily due to increased headcount and related expenses of $1.5 million associated with pre-commercialization activities for the Ranexa program, including expenses for marketing planning and communications. We have not incurred any sales related expenses. We do not expect our sales and marketing expenses to increase until we launch our first product.

General and Administrative Expenses. General and administrative expenses increased to $5.4 million for the quarter ended March 31, 2004, compared to $3.5 million for the quarter ended March 31, 2003. The increase was primarily due to additional personnel and facility expenses to support our increased research, development and pre-commercialization efforts. We expect general and administrative expenses to increase in the future in line with our research, development and pre-commercialization activities.

Interest Income. Interest income decreased to $1.8 million for the quarter ended March 31, 2004, compared to $3.4 million for the quarter ended March 31, 2003. The decrease was due to lower average interest rates. We expect that interest income will continue to fluctuate in the future with changes in average investment balances and market interest rates.

Interest Expense. Interest expense increased to $3.3 million for the quarter ended March 31, 2004, compared to $2.6 million for the quarter ended March 31, 2003. The increase was primarily due to amortization of debt issuance costs and interest associated with the June 2003 issuance of our 2.0% senior subordinated convertible debentures. For the quarter ended March 31, 2004, our subordinated convertible notes and senior subordinated convertible debentures accounted for $2.3 million and $500,000, respectively, of the interest in such quarter. We expect that interest expense will continue to fluctuate in the future with average loan balances.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. For at least the next 24 months, we expect to be able to fund our operations from our cash, cash equivalents and marketable securities, which totaled $432.1 million as of March 31, 2004.

As of March 31, 2004, we had $432.1 million in cash, cash equivalents and marketable securities, as compared to $430.1 million at December 31, 2003. Net cash used in operating activities was $31.6 million for the quarter ended March 31, 2004, and resulted primarily from operating losses adjusted for non-cash expenses and changes in other assets, accounts payable, accrued and other liabilities, and deferred revenue.

Net cash provided by investing activities of $2.0 million in the quarter ended March 31, 2004 consisted primarily of sales and maturities of marketable securities of $91.9 million, partially offset by purchases of marketable securities of $89.3 million and capital expenditures of $577,000. Marketable securities decreased by $4.3 million for the quarter ended March 31, 2004.

Net cash provided by financing activities of $35.8 million in the quarter ended March 31, 2004 was primarily due to net proceeds of approximately $10.0 million from the sale of 684,097 shares of common stock under our financing arrangement with Acqua Wellington and net proceeds of approximately $25.0 million from the sale of 1,609,186 shares of common stock under the Common Stock Purchase Agreement with Mainfield Enterprises, Inc.

Net cash used in operations for the quarter ended March 31, 2004 was $31.6 million, compared to $26.8 million for the quarter ended March 31, 2003. The increase was primarily due to increased research, development and commercialization efforts.

As of March 31, 2004, we have invested $29.2 million in property and equipment with the rate of investment having increased in line with increased research and development efforts and as we expand our facilities. We expect to continue to make investments in property and equipment to support our growth.

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

The Company may from time to time seek to retire its outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Alternatively, the Company may from time to time seek to restructure its outstanding debt through exchanges for new debt securities in open market transactions, privately negotiated transactions, or otherwise. The amounts involved may be material.

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

The combined total value of shares that we have the ability to sell to Acqua Wellington through draw downs and call option exercises under the financing arrangement cannot exceed $100.0 million or 5,686,324 shares of our common stock, whichever occurs first. As of March 31, 2004, we have issued 1,271,586 shares of our common stock to Acqua Wellington under this financing arrangement for net cash proceeds of approximately $25.0 million.

Risks and Uncertainties Related to Our Product Development Efforts and Future Capital Requirements

According to industry statistics, it generally takes 10 to 15 years to research, develop and bring to market a new prescription medicine in the United States. Drug development in the U.S. is a process that includes multiple steps defined by the FDA under applicable statutes, regulations and guidance documents. After the pre-clinical research process of identifying, selecting and testing in animals a potential pharmaceutical compound, the clinical development process begins with the filing of an IND or equivalent foreign filing. If successful, an IND allows clinical study of the potential new medicine. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs associated with clinical development are usually for Phase III trials, which tend to be the longest and largest studies conducted during the drug development process. After the completion of a successful preclinical and clinical development program, an NDA must be filed with the FDA, which includes among other things very large amounts of preclinical and clinical data and results and manufacturing-related information necessary to support requested approval of the product. The NDA must be reviewed by the FDA, and the review and approval process is often uncertain, time-consuming and costly. In light of the steps and complexities involved, the successful development of our products is highly uncertain. Actual product timelines and costs are subject to enormous variability and are very difficult to predict, as our clinical development programs are updated and changed to reflect the most recent clinical and pre-clinical data and other relevant information. In addition, various statutes and regulations also govern or influence the manufacturing, safety reporting, labeling, storage, recordkeeping and marketing of each product. The lengthy process of seeking these regulatory reviews and approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals for our potential products could materially adversely affect our business.

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

The significant amounts of capital that we are spending to provide and/or enhance infrastructure, headcount and inventory in preparation for the potential launch of Ranexa could be lost if we do not receive United States marketing approval for Ranexa. Our Ranexa commercialization efforts include building our sales and marketing infrastructure, increasing our marketing communications efforts, and planning for the hiring and training of a national sales force. We have spent approximately $39.7 million on these activities from January 1, 2002 through March 31, 2004. If the FDA does not approve Ranexa, these expenditures and any future commitments of capital could be lost. The loss of this investment may harm our business, increase our cash requirements, increase the volatility of our stock price and result in additional operating losses. In addition, if FDA approval of Ranexa is delayed, we will incur additional commercialization expenses at a later date to prepare for a delayed launch of Ranexa. If the FDA does approve Ranexa, we expect that our operating expenses will increase substantially in connection with the market launch of the product.

We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research, development and pre-commercialization activities. We have generated no product revenues, and must receive regulatory approval for the marketing of a product in a given jurisdiction before we can begin marketing any product and generating any product revenues. As of March 31, 2004, we had an accumulated deficit of $460.8 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals and marketing and sales efforts. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future. Even if we are able to obtain marketing approvals and generate product revenues, we may not achieve profitability.

Risk Factors

None of our products have been approved by any regulatory authorities and we have never generated any revenues from the commercial sale of our products.

Since our inception in 1990, we have dedicated substantially all of our resources to research and development. We have not received any product approvals from any regulatory authorities in the United States or any foreign jurisdiction for the commercial sale of any of our products, and none of our products have been determined to be safe or effective in humans for any use. All of our product candidates are either in clinical trials under an Investigational New Drug application, which is a regulatory filing made by a drug sponsor to the FDA prior to beginning human clinical testing in the United States, or applicable submissions to foreign regulatory authorities, or are in preclinical or earlier research and development. Because none of our potential products have been approved by any regulatory authorities, we have not generated any product revenues to date, and do not expect to generate any product revenues until we receive marketing approval and launch one of our products, if at all.

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

We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research, development and pre-commercialization activities. We have generated no product revenues, and must receive regulatory approval for the marketing of a product in a given jurisdiction before we can begin marketing and generating any product revenues. As of March 31, 2004, we had an accumulated deficit of $460.8 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals and marketing and sales efforts. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future. Even if we are able to obtain marketing approvals and generate product revenues, we may not achieve profitability.

If we are unable to secure additional financing, we may be unable to complete our research and development activities or successfully commercialize any of our products.

We may require substantial additional funding in order to complete our research and development activities and commercialize any of our products. In the past, we have financed our operations primarily through the sale of equity and debt securities, payments from our collaborators, equipment and leasehold improvement financing and other debt financing. We have generated no product revenue and do not expect to do so until we receive marketing approval and launch one of our products, if at all. We currently estimate that our total operating expenses for the six-month period ending June 30, 2004 will be approximately $65 million to $70 million. Our operating expenses in the second half of 2004 are likely to be greater. For at least the next 24 months, we expect to be able to fund our operations from cash, cash equivalents and marketable securities, which totaled $432.1 million as of March 31, 2004. However, we may require additional funding prior to that time.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely expensive and uncertain. We may not be able to maintain our proposed schedules for the submission of an NDA, MAA or foreign applications for any of our products. If we submit an NDA to the FDA seeking marketing approval for any of our products, the FDA must decide whether to either accept or reject the submission for filing. We cannot be certain that any of our NDA submissions will be accepted for filing and reviewed by the FDA, or that our MAA submissions to European regulatory authorities or any other marketing applications submitted to other foreign authorities will be accepted for filing and review by those authorities. We cannot be certain that we will be able to respond to any regulatory requests during the review period in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our products under development will receive a favorable recommendation from any FDA or foreign regulatory advisory committees or bodies or be approved for marketing by the FDA or foreign regulatory authorities. Even if marketing approval of a product is granted in any jurisdiction, we cannot be certain that we will be able to obtain the labeling claims necessary or desirable for the promotion of the product. In addition, delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and/or studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and/or the emergence of new information regarding our products or other products.

For example, in December 2002, we submitted an NDA for Ranexa to the FDA for the potential treatment of chronic angina. On October 30, 2003, we received an approvable letter from the FDA for the Ranexa NDA. In the approvable letter, the FDA indicated that Ranexa is approvable, that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. On December 9, 2003, the Cardiovascular and Renal Drugs Committee of the FDA discussed a range of issues relating to the review of Ranexa for the treatment of chronic angina, without voting on whether or not to approve the product or any other matters presented to it. Since that time, we have been advised by the FDA that the potential issue raised in the approvable letter relating to testicular toxicity have been resolved. In addition, based on on-going discussions with the FDA, we believe that we can receive from the FDA initial marketing approval of Ranexa in a restricted population of angina patients with the completion of a single successful Phase III clinical study to be conducted under a special protocol assessment (SPA). We believe that the number of patients to be enrolled in this trial will be between the number of patients enrolled in our two prior Phase III studies of Ranexa (approximately 200 to 800 patients), and that enrollment may be completed in 2005, which could allow for a potential launch of Ranexa in 2006 in the United States. However, if study completion is delayed, or if the FDA ultimately determines that any new data are insufficient for approval, we expect that any potential approval of Ranexa in the United States would be substantially delayed or could be prevented altogether. In addition, the information relating to this potential study in a restricted population and the potential SPA is based on on-going discussions with the FDA, and is not yet definitive. As a result the status and risks relating to the Ranexa program in the United States may change based on our on-going discussions with and submissions to the FDA.

The FDA’s SPA process creates a binding written agreement between the sponsor company and the FDA regarding pivotal trial design, clinical endpoints, data analyses and other clinical trial issues. It is intended to provide assurance that if the trial meets its endpoints, it may serve as the primary basis for an efficacy claim in support of an NDA approval. In general, these SPAs are considered binding on the FDA as well as the sponsor company, unless public health concerns unrecognized at the time the SPA is entered into become evident or if the FDA becomes aware of a substantial scientific issue essential to product safety or efficacy. Even after an SPA is finalized, the SPA may be changed by the sponsor company or the FDA on written agreement of both parties. If the sponsor company fails to comply with the agreed upon trial protocols, the SPA will not be binding on the FDA.

In addition to the Ranexa NDA in the United States, we have filed an MAA seeking marketing approval for ranolazine for the treatment of chronic angina with the EMEA. We intend to file applications for regulatory approval of our products in various foreign jurisdictions from time to time in the future. However, we have not received any regulatory approvals in any foreign jurisdiction for the commercial sale of any of our products.

Data obtained from preclinical and clinical activities are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our products. For example, some drugs that prolong the QT interval, which is a measurement of specific electrical activity in the heart as captured on an electrocardiogram, carry an increased risk of serious cardiac rhythm disturbances, or arrhythmias, while other drugs that prolong the QT interval do not carry an increased risk of arrhythmias. Small but statistically significant mean increases in the QT interval were observed in clinical trials of Ranexa. QT interval measurements are not precise and there are different methods of calculating the corrected QTc interval, which is the QT interval as adjusted for heart rate. This uncertainty in the measurement and calculation of the QT and QTc intervals can lead to different interpretations of these data. The clinical significance of the changes in QTc interval observed in clinical trials of Ranexa remains unclear, and other clinical and preclinical data do not suggest that Ranexa significantly pre-disposes patients to arrhythmias. Regulatory authorities may interpret the Ranexa data differently, which could delay, limit or prevent regulatory approval of Ranexa. For example, in its October 30, 2003 approvable letter relating to the NDA for Ranexa, the FDA indicated that additional clinical information is needed prior to approval, in part because of the FDA’s concern regarding safety in light of the effect of Ranexa to prolong the QTc interval.

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

Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy change over time and can be affected by many factors, including the emergence of new information (including on other products), changing policies and regulatory agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

In addition, the environment in which our regulatory submissions may be reviewed changes over time. For example, average review times at the FDA for marketing approval applications have fluctuated over the last 10 years, and we cannot predict the review time for any of our submissions with any regulatory authorities. In addition, review times can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes.

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

The research, testing, manufacturing and marketing of drug products are subject to extensive regulation by numerous regulatory authorities in the United States and other countries. Failure to comply with FDA or other applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions. These include without limitation:

•	warning letters;

•	civil penalties;

•	criminal penalties;

•	injunctions;

•	product seizure or detention;

•	product recalls;

•	total or partial suspension of manufacturing; and

•	FDA refusal to review or approve pending New Drug Applications or supplements to approved New Drug Applications, and/or similar rejections of marketing applications or supplements by foreign regulatory authorities.

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

If we receive a marketing approval for any of our products, we will also be subject to ongoing post-marketing obligations and continued regulatory review, such as continued safety reporting requirements. In addition, we or our third party manufacturers will be required to adhere to stringent federal regulations setting forth current good manufacturing practices for pharmaceuticals. These regulations require, among other things, that we manufacture our products and maintain our records in a carefully prescribed manner with respect to manufacturing, testing and quality control activities.

If we receive marketing approval and if any of our products or services become reimbursable by a government health care program in the United States, such as Medicare or Medicaid, we will become subject to certain federal and state health care fraud and abuse and reimbursement laws. These laws include the federal “Medicare and Medicaid Fraud and Abuse Act,” “False Claims Act,” “Prescription Drug Marketing Act,” and their many state counterparts. When we become subject to such laws, our arrangements with third parties, including health care providers, physicians, vendors, distributors, wholesalers and others, will need to comply with these laws, as applicable. We do not know whether our existing or future arrangements will be found to be compliant. Our efforts to comply with these laws may be time-consuming and expensive. Violations of these statutes may result in substantial criminal and civil penalties and exclusion from governmental health care programs.

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

In addition, we believe that the level of market acceptance of our products will depend in part on our ability to obtain favorable labeling claims from regulatory authorities, which have broad discretion in approving the labeling for products. Approved labeling (if any) would have a direct impact on our marketing, promotional and sales programs. Unfavorable labeling would restrict our marketing, promotional and sales programs, which would adversely affect market acceptance of our products. In addition, regulatory authorities approve product labeling with reference to the preclinical and clinical data that form the basis of the product approval, and as a result the scope of approved labeling is generally impacted by the available data. For example, if Ranexa receives an initial marketing approval based on the trials conducted to date as well as the proposed trial in a restricted population under the FDA special protocol assessment process, we would expect that the product labeling would likely be for a restricted patient population.

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

For example, we have entered into several agreements with third party manufacturers relating to Ranexa, including for commercial scale or scale-up of bulk active pharmaceutical ingredient, tableting, packaging and supply of a raw material component of the product. We currently rely on a single supplier at each step in the production cycle of Ranexa. The commercial launch of Ranexa is thus dependent on these third party arrangements, and could be affected by any delays or difficulties in performance on the part of any of our third party manufacturers for Ranexa, including the failure of any of our third party manufacturers to supply product on a timely basis or at all, to manufacture our product in compliance with product specifications or applicable quality or regulatory requirements, or to manufacture our products in volumes sufficient to meet market demand. In addition, because we have used different manufacturers for elements of the Ranexa supply chain in different clinical trials and for potential commercial supply, in order to obtain marketing approval from any regulatory authorities (including the FDA) we will be required to demonstrate to the regulatory authorities’ satisfaction the bioequivalence or therapeutic equivalence of the multiple sources of Ranexa used in our clinical trials to the product to be commercially supplied. An unfavorable interpretation by any regulatory authority could delay or prevent regulatory approval for the product.

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

The significant amounts of capital that we are spending to provide and/or enhance infrastructure, headcount and inventory in preparation for the potential launch of Ranexa could be lost if we do not receive United States marketing approval for Ranexa. Our Ranexa commercialization efforts include building our sales and marketing infrastructure, increasing our marketing communications efforts, and planning for the hiring and training of a national sales force. We have spent approximately $39.7 million on these activities from January 1, 2002 through March 31, 2004. If the FDA does not approve Ranexa, these expenditures and any future commitments of capital could be lost. The loss of this investment may harm our business, increase our cash requirements, and result in additional operating losses and a substantial decline in our stock price. In addition, if FDA approval of Ranexa is delayed, we will incur additional commercialization expenses at a later date to prepare for a delayed launch of Ranexa. If the FDA does approve Ranexa, we expect that our operating expenses will increase substantially in connection with the market launch of the product.

If we are unable to compete successfully in our market, it will harm our business.

There are many existing drug therapies approved for the treatment of the diseases targeted by our products, and we are also aware of companies that are developing new potential products that may compete in the same markets as our products. For example, there are over fifty companies currently marketing generic and/or branded anti-anginal drugs (beta-blockers, calcium channel blockers and nitrates) in the United States, and additional potential therapies may be under development. In the United States there are over ten companies currently marketing generic and/or branded pharmacologic stress agents, and at least two potential A2A-adenosine receptor agonist compounds that could compete with regadenoson are under development. In addition, over ten companies are currently marketing generic and/or branded drugs in the United States for the treatment of acute atrial arrhythmias, and at least one A1-adenosine receptor agonist compound that could compete with tecadenoson may be under development. There may also be potentially competitive products of which we are not aware. Many of these potential competitors may have substantially greater product development capabilities and financial, scientific, marketing and sales resources. Other companies may succeed in developing products earlier or obtaining approvals from regulatory authorities more rapidly than either we or our corporate partners are able to achieve. Potential competitors may also develop products that are safer, more effective or have other potential advantages compared to those under development or proposed to be developed by us and our corporate partners. In addition, research and development by others could render our technology or our products obsolete or non-competitive.

Failure to obtain adequate reimbursement from government health administration authorities, private health insurers and other organizations could materially adversely affect our future business, market acceptance of our products, results of operations and financial condition.

Our ability and the ability of our existing and future corporate partners to market and sell our products will depend significantly on the extent to which reimbursement for the cost of our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third party payers and governmental health administration authorities are increasingly attempting to limit and/or regulate the price of medical products and services, especially branded prescription drugs. In addition, recently enacted federal legislation relating to Medicare coverage for prescription drugs will impact reimbursement for and pricing of prescription drugs in the United States in ways that are impossible to anticipate until the new Medicare program becomes available. Even if our products are deemed to be safe and effective by regulatory authorities, third party payers and governmental health administration authorities may direct patients to generic products or other lower-priced therapeutic alternatives.

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

Product	United States Patent Expiration
Ranexa	2003	*

Tecadenoson	2016

Regadenoson	2019

*	The United States compound patent relating to Ranexa expired in 2003. However, we have received an interim patent term extension under the Hatch-Waxman Act, which we intend to renew annually, and if the New Drug Application for Ranexa is approved we plan to reapply on a permanent basis for patent term extension. At such time we expect to be able to receive an extension under the Hatch-Waxman Act, which we anticipate would extend the patent protection to 2008. In addition, we have received issued patents from the United States Patent and Trademark Office claiming methods of using various sustained release formulations of ranolazine (including the formulation tested in our two pivotal human clinical trials for Ranexa) for the treatment of chronic angina. These patents expire in 2019.

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

The growth of our business and our success depends in large part on our ability to attract and retain key management, research and development, sales and marketing and other operating and administrative personnel. Our key personnel include all of our executive officers and vice presidents, many of whom have very specialized scientific, medical or operational knowledge regarding one or more of our key products. We have entered into executive severance agreements with certain key personnel, and have a severance plan that covers our full-time employees. We do not maintain key-person life insurance on any of our employees. The loss of the services of one or more of our key personnel or the inability to attract and retain additional personnel and develop expertise as needed could limit our ability to develop and commercialize our existing and future product candidates. Such persons are in high demand and often receive competing employment offers.

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

We have experienced rapid growth and expect to continue to expand our operations over time. As we prepare for the potential commercialization of Ranexa, continue to conduct clinical trials for our product candidates and expand our drug discovery efforts, we have added personnel in many areas, including operations, sales, marketing, regulatory, clinical, finance and information systems. Our growth can be measured by our increasing headcount and total operating expenses. As of January 31, 2002, January 31, 2003 and January 31, 2004, we employed 187, 205 and 261 individuals, respectively, on a full-time basis. In addition, for the fiscal years ended December 31, 2002 and December 31, 2003, our total operating expenses were $118.2 million and $121.3 million, respectively. Prior to the commercial launch of our first product, if any, we expect additional significant growth in our personnel and facility-related expenses. We may not manage this growth effectively, which would harm our business and cause us to incur higher operating costs. If rapid growth continues, it may strain our operational, managerial and financial resources.

If there is an adverse outcome in our pending litigation, such as the securities class action litigation that has been filed against us, our business may be harmed.

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit filed in August 2003 in the United States District Court for the Northern District of California captioned Crossen v. CV Therapeutics, Inc., et al. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations may be filed in the future. In November 2003, the court appointed a lead plaintiff, and in December 2003, the court consolidated all of the securities class actions filed to date into a single action captioned In re CV Therapeutics, Inc. Securities Litigation. In January 2004, the lead plaintiff filed a consolidated complaint. We and the other named defendants filed motions to dismiss the consolidated complaint in March 2004. We expect a hearing on these motions to occur in June or July 2004.

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

In March 2000, we sold $196.3 million aggregate principal amount of 4.75% convertible subordinated notes due in March 2007. Our annual debt service obligation on these notes is approximately $9.3 million per year in interest payments. In June 2003, we sold $100.0 million aggregate amount of 2.0% senior subordinated convertible debentures due in May 2023. The holders of the debentures may require us to purchase all or a portion of their debentures on May 16, 2010, May 16, 2013 and May 16, 2018, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. Our annual debt service obligation on these debentures is approximately $2.0 million per year in interest payments. As of March 31, 2004, we have approximately $296.3 million in long-term debt. We may add additional lease lines to finance capital expenditures and/or may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further.

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

Within the last 24 months, our common stock has traded between $12.20 and $41.50 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Announcements and other events may have a significant impact on the market price of our common stock. For example, recent announcements and events related to the FDA’s review of Ranexa have caused significant volatility in the market price of our common stock.

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

In addition, we have filed a universal shelf registration statement with the Securities and Exchange Commission, pursuant to which we may sell up to $300.0 million of our securities, of which approximately $275.0 million remains available for issuance. If we issue equity securities in the future under the universal shelf, our existing common stockholders will experience immediate dilution, and if we issue convertible debt securities in the future under the universal shelf our existing common stockholders may experience further dilution.

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

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and strive to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and marketable securities as “fixed-rate” if the rate of return on such instruments remains fixed over their term. These “fixed-rate” investments include U.S. government securities, commercial paper, asset backed securities, corporate bonds, and foreign bonds. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates. We classify our cash equivalents and marketable securities as “variable-rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. As of March 31, 2004, there have been no material changes in these market risks since December 31, 2003.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit filed in August 2003 in the United States District Court for the Northern District of California captioned Crossen v. CV Therapeutics, Inc., et al. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations have since been filed against the defendants, and we expect that additional lawsuits containing substantially similar allegations may be filed in the future. In November 2003, the court appointed a lead plaintiff, and in December 2003, the court consolidated all of the securities class actions filed to date into a single action captioned In re CV Therapeutics, Inc. Securities Litigation. In January 2004, the lead plaintiff filed a consolidated complaint. We and the other named defendants filed motions to dismiss the consolidated complaint in March 2004. We expect a hearing on these motions to occur in June or July 2004.

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

Item 5.	Other Information

Effective as of April 1, 2004, our board of directors approved and adopted an amended and restated Non-Employee Directors’ Stock Option Plan under which (a) if an optionee’s service as a non-employee director terminates for any reason, the option shall terminate on the earlier of the expiration date of the option or the date six (6) months following the date of such termination of service as a non-employee director (except in the case of a termination of service due to optionee’s death), and (b) in all circumstances an option may be exercised following termination of the optionee’s service as a non-employee director only as to that number of shares as to which it was exercisable on the date of termination of such service as a non-employee director and, where an optionee provides continuous service as an employee of or consultant to us or any affiliate following termination of service as a non-employee director, shall be exercisable as to that number of shares as to which it becomes exercisable in light of continued vesting as allowed under the plan in light of such continuous service as an employee director; provided, however, that in any and all cases all options shall terminate on the earlier of the expiration date of the option or the date six (6) months following the date of termination of service as a non-employee director.

Also on April 1, 2004, subject to and upon approval of the Amended and Restated Equity Incentive Plan by our stockholders at our 2004 annual meeting of stockholders, our board of directors (a) terminated our 2000 Nonstatutory Incentive Plan as to any future grants thereunder, and (b) adopted an amended and restated 2000 Equity Incentive Plan (i) to allow the granting of rights to acquire restricted stock units and/or restricted stock under the amended and restated 2000 Equity Incentive Plan, and (ii) to increase the number of shares of our common stock authorized and reserved for issuance under the amended and restated Equity Incentive Plan such that, after giving effect to such increase, the aggregate number of shares of our common stock authorized and reserved to be issued under the amended and restated 2000 Equity Incentive Plan shall not exceed in the aggregate the sum of (x) two million four hundred fifty thousand (2,450,000) shares of our common stock, (which is the number of shares currently reserved for issuance under the 2000 Equity Incentive Plan), (y) that number of shares of our common stock remaining available for issuance as of March 29, 2004 under the 2000 Nonstatutory Incentive Plan (not to exceed 404,685 shares of our common stock), and (z) that number of shares of our common stock that after March 29, 2004 again become available for issuance under the 2000 Nonstatutory Incentive Plan as a result of stock awards granted thereunder expiring or terminating without having been exercised in full.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number
10.3	Non-Employee Directors’ Stock Option Plan, as amended.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the quarter covered by this report, CV Therapeutics filed the following current reports on Form 8-K with the Commission:

•	On January 20, 2004, CV Therapeutics filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release announcing that The Journal of the American Medical Association will publish on January 21, 2004 data from the Combination Assessment of Ranolazine In Stable Angina (CARISA) trial showing that RanexaTM (ranolazine) produced statistically significant reductions in angina frequency and nitroglycerin use, two important measures of angina severity.

•	On January 28, 2004, CV Therapeutics filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had sold an aggregate of 684,097 shares of its common stock to Acqua Wellington pursuant to a Common Stock Purchase Agreement, dated as of July 3, 2003, by and between Acqua Wellington North American Equities Fund, Ltd. and CV Therapeutics, at an average price of $14.62 per share.

•	On February 10, 2004, CV Therapeutics filed a current report on Form 8-K under Item 5 (“Other Events”) and Item 12 (“Results of Operations and Financial Condition”) reporting that it had issued a press release announcing certain financial results for the fourth quarter and the year ended December 31, 2003.

•	On February 10, 2004, CV Therapeutics filed a current report on Form 8-K under Item 5 (“Other Events”) announcing certain information about regarding Ranexa regulatory matters and clinical timelines.

•	On February 26, 2004, CV Therapeutics filed a current report on Form 8-K under Item 5 (“Other Events”) announcing that it had entered into a Common Stock Purchase Agreement with Mainfield Enterprises, Inc., pursuant to which CV Therapeutics had agreed to issue and sell 1,609,186 shares of its common stock at a purchase price of $15.5358 per share.

•	On March 30, 2004, CV Therapeutics filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release announced that a Marketing Authorization Application (MAA) seeking approval of ranolazine for the treatment of chronic angina has been filed with the European Agency for the Evaluation of Medicinal Products (EMEA).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CV THERAPEUTICS, INC.

Date: May 10, 2004	By:	/s/ LOUIS G. LANGE, M.D., PH.D.
Louis G. Lange, M.D., Ph.D. Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2004	By:	/s/ DANIEL K. SPIEGELMAN
Daniel K. Spiegelman Chief Financial Officer (Principal Financial and Accounting Officer)