Form 10-Q
period 2004-06-30
CV THERAPEUTICS INC
filed 2004-08-06
CIK 921506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

The number of shares of Common Stock, $0.001 par value, outstanding as of July 30, 2004 was 31,581,555.

CV THERAPEUTICS, INC.

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2003	June 30, 2004
	(A)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,449	$15,315
Marketable securities	412,658	400,375
Restricted cash	2,000	6,125
Other current assets	11,009	12,594

Total current assets	443,116	434,409
Notes receivable from related parties	980	710
Property and equipment, net	16,358	15,456
Restricted cash	2,886	9,710
Other assets	8,055	11,949

Total assets	$471,395	$472,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,016	$3,824
Accrued liabilities	15,579	16,545
Current portion of capital lease obligations	393	182
Current portion of deferred revenue	1,029	1,029

Total current liabilities	21,017	21,580
Convertible subordinated notes	296,250	329,645
Deferred revenue	1,572	1,058
Other liabilities	3,610	5,307

Total liabilities	322,449	357,590
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized, 29,087,718 and 31,562,555 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	577,784	614,514
Accumulated deficit	(429,476)	(498,027)
Accumulated other comprehensive income (loss)	638	(1,843)

Total stockholders’ equity	148,946	114,644

Total liabilities and stockholders’ equity	$471,395	$472,234

(A)	Derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003

See accompanying notes

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Revenues:
Collaborative research	$1,717	$4,264	$3,514	$7,203
Operating expenses:
Research and development	17,212	25,629	34,090	47,959
Sales and marketing	3,196	5,544	6,055	10,537
General and administrative	4,487	5,743	8,003	11,147

Total operating expenses	24,895	36,916	48,148	69,643

Loss from operations	(23,178)	(32,652)	(44,634)	(62,440)
Interest income	3,015	1,695	6,370	3,476
Interest expense	(2,662)	(4,560)	(5,249)	(7,838)
Other expense, net	(38)	(1,710)	(76)	(1,749)

Net loss	$(22,863)	$(37,227)	$(43,589)	$(68,551)

Basic and diluted net loss per share	$(0.81)	$(1.18)	$(1.56)	$(2.22)

Shares used in computing basic and diluted net loss per share	28,342	31,513	27,909	30,829

See accompanying notes

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,589)	$(68,551)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on the sale of investments	(1,598)	203
Write-off of unamortized issuance costs on notes repurchased	—	1,615
Forgiveness of related party notes and interest	—	32
Non-cash expense associated with stock options and warrants	509	194
Depreciation and amortization	6,408	7,598
Change in assets and liabilities:
Other current assets	(779)	(1,570)
Restricted cash	(4,000)	(10,949)
Other assets	(214)	(1,705)
Accounts payable	(3,781)	(192)
Accrued and other liabilities	(2,427)	3,439
Deferred revenue	(514)	(514)

Net cash used in operating activities	(49,985)	(70,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(280,832)	(169,644)
Sales of investments	220,959	163,058
Maturities of investments	4,650	11,725
Capital expenditures	(1,302)	(1,382)
Notes receivable from related parties	232	250

Net cash (used in) provided by investing activities	(56,293)	4,007

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(192)	(211)
Repurchase of convertible subordinated notes	—	(116,605)
Borrowings under senior subordinated convertible notes, net of issuance costs	—	145,231
Borrowings under senior subordinated convertible debentures, net of issuance costs	97,000	—
Net proceeds from issuance of common stock	21,438	35,844

Net cash provided by financing activities	118,246	64,259

Net increase (decrease) in cash and cash equivalents	11,968	(2,134)

Cash and cash equivalents at beginning of period	18,767	17,449

Cash and cash equivalents at end of period	$30,735	$15,315

See accompanying notes

CV THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of CV Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles, are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for, the interim periods presented. The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004 or of future operating results for any interim period. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003, which includes the audited consolidated financial statements and the notes thereto.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current presentation.

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiary. The functional currency of our United Kingdom subsidiary is the U.S. dollar and all intercompany transactions and balances have been eliminated. All foreign currency translation gains and losses were recorded in the condensed consolidated statements of operations in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” and have not been significant.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Income (Loss)

At each balance sheet date, our accumulated other comprehensive income (loss) consists solely of unrealized gains and losses on available-for-sale investment securities. Comprehensive loss was $23.7 million and $40.4 million for the quarters ended June 30, 2003 and June 30, 2004, respectively, and $45.2 million and $71.0 million for the six-months ended June 30, 2003 and June 30, 2004, respectively.

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

Valuation of Marketable Securities

We invest our excess cash balances primarily in short-term and long-term marketable debt securities for use in current operations. Accordingly, we have classified all investments as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss). Realized gains and losses are included in interest income. Estimated fair value is based upon quoted market prices for these or similar instruments.

Research and Development Expenses and Accruals

Research and development expenses include personnel and facility-related expenses, outside contract services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for clinical trials, manufacturing and process development, research and other consulting activities, costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

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

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Net loss:
As reported	$(22,863)	$(37,227)	$(43,589)	$(68,551)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(5,310)	(4,260)	(10,909)	(8,977)

Pro forma net loss	$(28,173)	$(41,487)	$(54,498)	$(77,528)

Net loss per share basic and diluted:
As reported	$(0.81)	$(1.18)	$(1.56)	$(2.22)

Pro forma	$(0.99)	$(1.32)	$(1.95)	$(2.51)

The weighted-average fair value of options granted with exercise prices at market value of our common stock during the quarters ended June 30, 2003 and 2004 was $14.46 and $7.42, respectively, and $13.55 and $7.95 during the six months ended June 30, 2003 and 2004, respectively.

The fair value of our stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Expected life (years)	4.8	4.3	4.9	4.7
Expected volatility	65%	65%	65%	65%
Risk-free interest rate	2.5%	3.9%	3.3%	3.4%

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

2. Commitments

We lease our two primary facilities under noncancellable operating leases. The lease for one facility expires in April 2014 with an option to renew for eleven years. The lease for the second facility incorporates a sublease that expires in February 2005, and a master lease that expires in April 2012. The sublease is secured by an irrevocable letter of credit, which contains certain covenants that we were in compliance with as of June 30, 2004. In addition, we have leased certain property and equipment under capital leases with expiration dates through 2004.

We have entered into certain manufacturing-related agreements in connection with the future commercial production of Ranexa™.

The table below presents minimum payments under our commitments as of June 30, 2004:

(in thousands)	Manufacturing Agreements	Operating Leases	Capital Leases
Year ending December 31,
2004 (remaining portion)	$1,565	$5,609	$186
2005	2,250	8,365	—
2006	2,250	13,105	—
2007	2,250	13,050	—
2008	2,250	14,147	—
2009 and thereafter	—	48,934	—

Total minimum payments	$10,565	$103,210	186

Less amount representing interest			(4)

Present value of future lease payments			182
Less current portion			(182)

Long-term portion			$—

Under the manufacturing-related agreements, additional payments above the specified minimums will be required if the FDA approves Ranexa, and in connection with the manufacture of Ranexa.

3. Senior Subordinated Convertible Notes

In May and June 2004, we sold $150.0 million aggregate principal amount of 2.75% senior subordinated convertible notes due 2012 through a private placement to qualified institutional buyers in reliance on Rule 144A. The net proceeds to us were approximately $145.2 million, which was net of the initial purchasers’ discount of $4.5 million and approximately $0.3 million in legal, accounting and printing expenses. Costs relating to the issuances of these notes are being amortized over the term of the debt. The notes are unsecured and subordinated to all of our existing and future senior debt, equal in right of payment with our existing and future senior subordinated debt, and senior in right of payment to our existing and future subordinated debt. We will pay interest semi-annually on May 16 and November 16 of each year. The notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of our common stock. The notes are convertible at a conversion rate of 56.5475 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $17.68 per share. We have reserved 8,482,125 shares of authorized common stock for issuance upon conversion of the notes. We may redeem some or all of the notes for cash at any time on or after May 20, 2009 at specified redemption prices, together with accrued and unpaid interest. A portion of the net proceeds from the offering were used to repurchase approximately $116.6 million principal amount of our 4.75% convertible subordinated notes and to fund the interest escrow account of approximately $11.9 million which secures the first six interest payments due on the notes.

We have agreed to file a shelf registration statement with the Securities and Exchange Commission for the resale of the notes and the common stock issuable upon conversion of the notes. We have agreed to keep the shelf registration statement effective until two years after the latest date on which we issue notes in the offering. If we do not comply with these registration obligations, we will be required to pay liquidated damages to the holders of the notes or the common stock issuable upon conversion of the notes.

In May and June 2004, we repurchased approximately $116.6 million aggregate principal amount of our outstanding 4.75% convertible subordinated notes due 2007. In connection with the repurchases we recorded a loss of approximately $3.3 million for the early extinguishment of debt, which included $1.6 million in unamortized offering costs included in interest expense, and $1.7 million in premium payments above the principal value of the notes included in other expense, net. The repurchase was accounted for under FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As of June 30, 2004, we had approximately $79.6 million aggregate principal amount outstanding of the 4.75% convertible subordinated notes due 2007.

4. Litigation

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit filed in August 2003 in the United States District Court for the Northern District of California captioned Crossen v. CV Therapeutics, Inc., et al. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations have since been filed against the defendants, and we expect that additional lawsuits containing substantially similar allegations may be filed in the future. In November 2003, the court appointed a lead plaintiff, and in December 2003, the court consolidated all of the securities class actions filed to date into a single action captioned In re CV Therapeutics, Inc. Securities Litigation. In January 2004, the lead plaintiff filed a consolidated complaint. We and the other named defendants filed motions to dismiss the consolidated complaint in March 2004. In August 2004, these motions were granted in part and denied in part. The court granted the motions to dismiss by two individual defendants, dismissing both individuals from the action with prejudice, but denied the motions to dismiss by the company and the two other individual defendants.

In addition, our directors and certain of our officers have been named as defendants in a derivative lawsuit filed in August 2003 in California Superior Court, Santa Clara County, captioned Kangos v. Lange, et al., which names CV Therapeutics as a nominal defendant. The plaintiff in this action is one of our stockholders who seeks to bring derivative claims on behalf of the Company against the defendants. The lawsuit alleges breaches of fiduciary duty and related claims on behalf of CV Therapeutics against the defendants. The lawsuit alleges breach of fiduciary duty and related claims based on purportedly misleading statements concerning our New Drug Application for Ranexa.

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

Overview

CV Therapeutics is a biopharmaceutical company focused on the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. Since our inception in December 1990, substantially all of our resources have been dedicated to research and development. To date, we have not generated any product revenues and do not expect to generate any product revenues until we receive marketing approval and launch one of our products, if at all. Until that time, we expect our sources of revenues, if any, to consist of payments under corporate partnerships and interest income until one of our products receives marketing approval, if at all. As of June 30, 2004, we had an accumulated deficit of $498.0 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as marketing approvals. These activities, together with our sales and marketing expenses and our general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future. We will not receive product revenues unless and until we or our collaborative partners complete clinical trials, obtain marketing approval, and successfully commercialize one or more of our products. We have not received any product approvals from any regulatory authorities in the United States or any foreign jurisdiction for the commercial sale of any of our products, and none of our products have been determined to be safe or effective in humans for any use.

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

On June 2, 2004, we announced that we and the FDA had reached written agreement on a protocol for a clinical trial of Ranexa which, if successful, could support the approval of Ranexa for the treatment of chronic angina in a restricted patient population. This agreement was reached under the FDA’s special protocol assessment (SPA) process. On July 29, 2004 we announced that we had reached written agreement with the FDA on a protocol for an additional clinical trial of Ranexa, which could support potential approval of Ranexa as first-line therapy for patients suffering from chronic angina, and could also result in approval for treatment of acute coronary syndromes (ACS) and for long-term prevention of ACS. This agreement was also reached under the FDA’s SPA process. In addition, we may also conduct one or more additional clinical trials of Ranexa over time.

In addition, in March 2004, we filed a Marketing Approval Application (MAA) seeking approval of ranolazine for the treatment of chronic angina with the European Medicines Agency (EMA), through its centralized application procedure. An MAA is a filing made by a drug sponsor for marketing approval of a product in the European Union. To support current and potential activities in Europe, we have established a European subsidiary in the United Kingdom, which has as its primary function the evaluation of commercialization opportunities for ranolazine and our other product candidates in Europe.

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

Critical Accounting Policies and the Use of Estimates

We believe the following critical accounting policies presently involve our more significant judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

Valuation of Marketable Securities

We invest our excess cash balances primarily in short-term and long-term marketable debt securities for use in current operations. Accordingly, we have classified all investments as short term, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss). Realized gains and losses are included in interest income. Estimated fair value is based upon quoted market prices for these or similar instruments.

Revenue Recognition

Revenue under our collaborative research arrangement is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front license, periodic milestone payments and reimbursements for research activities. Up-front or milestone payments which are still subject to future performance requirements are recorded as deferred revenue and are amortized over the performance period. The performance period is estimated at the inception of the arrangement and is periodically reevaluated. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate period based on research progress attained and events such as changes in the regulatory and competitive environment. Payments received related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Payments received for research activities are recognized as the related research effort is performed.

Research and Development Expenses and Accruals

Research and development expenses include personnel and facility-related expenses, outside contract services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for clinical trials, manufacturing and process development, research and other consulting activities, costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

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

Results of Operations

Collaborative Research Revenues. Collaborative research revenues increased to $4.3 million for the quarter ended June 30, 2004, compared to $1.7 million for the quarter ended June 30, 2003. Collaborative research revenues increased to $7.2 million for the six-month period ended June 30, 2004, compared to $3.5 million for the six-month period ended June 30, 2003. The increases in the three and six-month periods of 2004 compared to 2003 were due to greater reimbursement of certain development costs related to our collaboration with Fujisawa Healthcare, Inc. for the development of regadenoson.

Research and Development Expenses. Research and development expenses increased to $25.6 million for the quarter ended June 30, 2004, compared to $17.2 million for the quarter ended June 30, 2003. Research and development expenses increased to $48.0 million for the six-month period ended June 30, 2004, compared to $34.1 million for the six-month period ended June 30, 2003. The increases in the three and six-month periods of 2004 compared to 2003 were primarily due to increased outside contract service expenses, primarily for two of our clinical development programs, Ranexa and regadenoson. We expect research and development expenses to increase in the future as we further expand product development efforts.

Management categorizes research and development expenditures into preclinical research expenses and clinical development program expenses, and also by personnel and facility related expenses and outside contract services expenses as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004

Preclinical research	$4,319	$4,772	$8,509	$9,348
Clinical development	12,893	20,857	25,581	38,611

Total research and development	$17,212	$25,629	$34,090	$47,959

Personnel and facility related	$12,436	$13,276	$24,756	$26,728
Contract services	4,776	12,353	9,334	21,231

Total research and development	$17,212	$25,629	$34,090	$47,959

Our three clinical development programs listed in rank order of expenditures for the quarter ended June 30, 2004 are as follows: Ranexa, regadenoson and tecadenoson. The relative allocation of resources to preclinical research compared to clinical development for the quarter ended June 30, 2004 was consistent with such allocations for the quarter ended June 30, 2003. The increased allocation of resources to contract services compared to personnel and facility related expenses in the quarter ended June 30, 2004, compared to the quarter ended June 30, 2003, primarily reflects development expenses for Ranexa and regadenoson.

Sales and Marketing Expenses. Sales and marketing expenses increased to $5.5 million for the quarter ended June 30, 2004, compared to $3.2 million for the quarter ended June 30, 2003. Sales and marketing expenses increased to $10.5 million for the six-month period ended June 30, 2004, compared to $6.1 million for the six-month period ended June 30, 2003. The increases in the three and six-month periods of 2004 compared to 2003 were primarily due to increased headcount and related expenses associated with pre-commercialization activities, including expenses for marketing planning and communications. We have not incurred any sales related expenses. We do not expect our sales and marketing expenses to significantly increase until we launch our first product.

General and Administrative Expenses. General and administrative expenses increased to $5.7 million for the quarter ended June 30, 2004, compared to $4.5 million for the quarter ended June 30, 2003. General and administrative expenses increased to $11.1 million for the six-month period ended June 30, 2004, compared to $8.0 million for the six-month period ended June 30, 2003. The increases in the three and six-month periods of 2004 compared to 2003 were primarily due to additional personnel and facility expenses to support our increased research, development and pre-commercialization efforts, as well as additional corporate governance costs. We expect general and administrative expenses to increase in the future in line with our research, development and pre-commercialization activities.

Interest Income. Interest income decreased to $1.7 million for the quarter ended June 30, 2004, compared to $3.0 million for the quarter ended June 30, 2003. Interest income decreased to $3.5 million for the six-month period ended June 30, 2004, compared to $6.4 million for the six-month period ended June 30, 2003. The decreases were primarily due to a decline in gains recognized on sales of marketable securities caused by changes in interest rates. We expect that interest income will continue to fluctuate in the future with changes in average investment balances, market interest rates and gains or losses recognized from the sale of securities.

Interest Expense. Interest expense increased to $4.6 million for the quarter ended June 30, 2004, compared to $2.7 million for the quarter ended June 30, 2003. Interest expense increased to $7.8 million for the six-month period ended June 30, 2004, compared to $5.2 million for the six-month period ended June 30, 2003. The increases for the three and six-month periods were primarily due to the write-off of debt issuance costs from the repurchase of some of our previously issued 4.75% subordinated convertible notes and the amortization of debt issuance costs and interest associated with the June 2003 issuance of our 2.0% senior subordinated convertible debentures. For the quarter ended June 30, 2004, our 4.75% convertible subordinated notes, 2.0% senior subordinated convertible debentures and 2.75% senior subordinated convertible notes accounted for $1.7 million, $0.5 million and $0.5 million, respectively, of the interest expense in such quarter. We expect that interest expense will continue to fluctuate in the future with average debt balances.

Other Expense, net. Other expense, net increased to $1.7 million for the quarter ended June 30, 2004, compared to $38,000 for the quarter ended June 30, 2003, primarily due to the premium paid above the principal value of approximately $1.7 million for the repurchase of some of the 4.75% subordinated convertible notes. Other expense, net increased to $1.7 million for the six-month period ended June 30, 2004, compared to $76,000 for the quarter ended June 30, 2003, primarily due to the premium paid above the principal value of approximately $1.7 million for the repurchase of some of the 4.75% subordinated convertible notes.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. For at least the next 24 months, we expect to be able to fund our operations from our cash, cash equivalents and marketable securities, which totaled $415.7 million as of June 30, 2004.

As of June 30, 2004, we had $415.7 million in cash, cash equivalents and marketable securities, as compared to $430.1 million at December 31, 2003. Net cash used in operating activities was $70.4 million for the six-month period ended June 30, 2004, and resulted primarily from operating losses adjusted for non-cash expenses and changes in restricted cash and accrued and other liabilities.

Net cash provided by investing activities of $4.0 million in the six-month period ended June 30, 2004 consisted primarily of sales and maturities of marketable securities of $174.8 million, partially offset by purchases of marketable securities of $169.6 million and capital expenditures of $1.4 million. Marketable securities decreased by $12.3 million in the six-month period ended June 30, 2004.

Net cash provided by financing activities of $64.3 million in the six-month period ended June 30, 2004 was primarily due to net proceeds of approximately $145.2 million from the issuance of the 2.75% senior subordinated convertible notes, $10.0 million from the sale of 684,097 shares of common stock under our financing arrangement with Acqua Wellington and net proceeds of approximately $25.0 million from the sale of 1,609,186 shares of common stock under the Common Stock Purchase Agreement with Mainfield Enterprises, Inc., partially offset by the repurchase of approximately $116.6 million principal amount of our 4.75% senior subordinated convertible notes.

For the six-month period ended June 30, 2004, we invested $1.4 million in property and equipment with the rate of investment having increased in line with increased research and development efforts and as we expand our facilities. We expect to continue to make investments in property and equipment to support our growth.

Debt Financing

In March 2000, we completed a private placement of $196.3 million aggregate principal amount of 4.75% convertible subordinated notes due March 7, 2007. The notes are unsecured and subordinated in right of payment to all existing and future senior debt, as defined in the indenture governing the notes. Interest on the notes accrues at a rate of 4.75% per year, subject to adjustment in certain circumstances. We pay interest semi-annually on March 7 and September 7 of each year. The initial conversion rate, which is subject to adjustment in certain circumstances, is 15.6642 shares of common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $63.84 per share. We may, at our option, redeem all or a portion of the notes at any time at pre-determined prices from 102.036% to 100.679% of the face value of the notes per $1,000 of principal amount, plus accrued and unpaid interest to the date of redemption.

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

In May and June 2004, we sold $150.0 million aggregate principal amount of 2.75% senior subordinated convertible notes due 2012 through a private placement to qualified institutional buyers in reliance on Rule 144A. The notes are unsecured and subordinated to all of our existing and future senior debt, equal in right of payment with our existing and future senior subordinated debt, and senior in right of payment to our existing and future subordinated debt. We will pay interest semi-annually on May 16 and November 16 of each year. The notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of our common stock. The notes are convertible at a conversion rate of 56.5475 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $17.68 per share. We have reserved 8,482,125 shares of authorized common stock for issuance upon conversion of the notes. We may redeem some or all of the notes for cash at any time on or after May 20, 2009 at specified redemption prices, together with accrued and unpaid interest to the date of redemption.

We have agreed to file a shelf registration statement with the Securities and Exchange Commission for the resale of the notes and the common stock issuable upon conversion of the notes. We have agreed to keep the shelf registration statement effective until two years after the latest date on which we issue notes in the offering. If we do not comply with these registration obligations, we will be required to pay liquidated damages to the holders of the notes or the common stock issuable upon conversion of the notes.

In May and June 2004, we repurchased approximately $116.6 million of our outstanding 4.75% convertible subordinated notes due 2007. In connection with the repurchases we recorded a loss of approximately $3.3 million for the early extinguishment of debt, which included $1.6 million in unamortized offering costs included in interest expense and $1.7 million in premium payments above the principal value of the notes included in other expense, net. As of June 30, 2004, we had approximately $79.6 million aggregate principal amount outstanding of the 4.75% convertible subordinated notes due 2007.

We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Alternatively, we may from time to time seek to restructure our outstanding debt through exchanges for new debt securities in open market transactions, privately negotiated transactions, or otherwise. The amounts involved may be material.

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

The combined total value of shares that we have the ability to sell to Acqua Wellington through draw downs and call option exercises under the financing arrangement cannot exceed $100.0 million or 5,686,324 shares of our common stock, whichever occurs first. As of June 30, 2004, we have issued 1,271,586 shares of our common stock to Acqua Wellington under this financing arrangement for net cash proceeds of approximately $25.0 million.

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

The significant amounts of capital that we are spending to provide and/or enhance infrastructure, headcount and inventory in preparation for the potential launch of Ranexa could be lost if we do not receive United States marketing approval for Ranexa. Our Ranexa commercialization efforts include building our sales and marketing infrastructure, increasing our marketing communications efforts, and planning for the hiring and training of a national sales force. We have spent approximately $45.3 million on these activities from January 1, 2002 through June 30, 2004. If the FDA does not approve Ranexa, these expenditures and any future commitments of capital could be lost. The loss of this investment may harm our business, increase our cash requirements, increase the volatility of our stock price and result in additional operating losses. In addition, if FDA approval of Ranexa is delayed, we will incur additional commercialization expenses at a later date to prepare for a delayed launch of Ranexa. If the FDA does approve Ranexa, we expect that our operating expenses will increase substantially in connection with the market launch of the product.

We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research, development and pre-commercialization activities. We have generated no product revenues, and must receive regulatory approval for the marketing of a product in a given jurisdiction before we can begin marketing any product and generating any product revenues. As of June 30, 2004, we had an accumulated deficit of $498.0 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals and marketing and sales efforts. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future. Even if we are able to obtain marketing approvals and generate product revenues, we may not achieve profitability.

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

We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research, development and pre-commercialization activities. We have generated no product revenues, and must receive regulatory approval for the marketing of a product in a given jurisdiction before we can begin marketing and generating any product revenues. As of June 30, 2004, we had an accumulated deficit of $498.0 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals and marketing and sales efforts. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future. Even if we are able to obtain marketing approvals and generate product revenues, we may not achieve profitability.

If we are unable to secure additional financing, we may be unable to complete our research and development activities or successfully commercialize any of our products.

We may require substantial additional funding in order to complete our research and development activities and commercialize any of our products. In the past, we have financed our operations primarily through the sale of equity and debt securities, payments from our collaborators, equipment and leasehold improvement financing and other debt financing. We have generated no product revenue and do not expect to do so until we receive marketing approval and launch one of our products, if at all. We currently estimate that our total operating expenses for the second half of 2004 will be approximately $75 million to $80 million. For at least the next 24 months, we expect to be able to fund our operations from cash, cash equivalents and marketable securities, which totaled $415.7 million as of June 30, 2004. However, we may require additional funding prior to that time.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely expensive and uncertain. We may not be able to maintain our proposed schedules for the submission of an NDA, an MAA or other foreign applications for any of our products. If we submit an NDA to the FDA seeking marketing approval for any of our products, the FDA must decide whether to either accept or reject the submission for filing. We cannot be certain that any of our NDA submissions will be accepted for filing and reviewed by the FDA, or that our MAA submissions to European regulatory authorities or any other marketing applications submitted to other foreign authorities will be accepted for filing and review by those authorities. We cannot be certain that we will be able to respond to any regulatory requests during the review period in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our products under development will receive a favorable recommendation from any FDA or foreign regulatory advisory committees or bodies or be approved for marketing by the FDA or foreign regulatory authorities. Even if marketing approval of a product is granted in any jurisdiction, we cannot be certain that we will be able to obtain the labeling claims necessary or desirable for the promotion of the product. In addition, delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and/or studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and/or the emergence of new information regarding our products or other products.

For example, in December 2002, we submitted an NDA for Ranexa to the FDA for the potential treatment of chronic angina. On October 30, 2003, we received an approvable letter from the FDA for the Ranexa NDA. In the approvable letter, the FDA indicated that Ranexa is approvable, that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. On December 9, 2003, the Cardiovascular and Renal Drugs Committee of the FDA discussed a range of issues relating to the review of Ranexa for the treatment of chronic angina, without voting on whether or not to approve the product or any other matters presented to it. Since that time, we have been advised by the FDA that the potential issue raised in the approvable letter relating to testicular toxicity has been resolved. On June 2, 2004, we announced that we had reached written agreement with the FDA on a protocol for a clinical trial of Ranexa which, if successful, could support the approval of Ranexa for the treatment of chronic angina in a restricted patient population, which we expect would be only a portion of the overall angina patient population. This agreement was reached under the FDA’s special protocol assessment, or SPA, process. Approximately 500 patients will be enrolled in this trial, and we believe that enrollment may be completed in 2005, which could allow for a potential launch of Ranexa in 2006 in the United States. However, if study completion is delayed, or if the FDA ultimately determines that any new data are inadequate for approval, we expect that any potential approval of Ranexa in the United States would be substantially delayed or could be prevented altogether. On July 29, 2004 we announced that we had reached written agreement with the FDA on a protocol for an additional clinical trial of Ranexa, which could support potential approval of Ranexa as first-line therapy for patients suffering from chronic angina, and could also result in approval for treatment of acute coronary syndromes (ACS) and for long-term prevention of ACS. This agreement was reached under the FDA’s SPA process. Approximately 5,500 patients will be enrolled, and the study’s duration is event-driven. We believe that preliminary data from the study could be available by the end of 2006. As part of this SPA agreement, we must also perform a separate dosing evaluation to support use of Ranexa as first-line therapy.

The FDA’s SPA process creates a binding written agreement between the sponsoring company and the FDA regarding pivotal trial design, clinical endpoints, study conduct, data analyses and other clinical trial issues. It is intended to provide assurance that if pre-specified trial results are achieved, they may serve as the primary basis for an efficacy claim in support of an NDA. In general, these assessments are considered binding on the FDA as well as the sponsoring company unless public health concerns unrecognized at the time the SPA is entered into become evident or other new scientific concerns regarding product safety or efficacy arise. Even after an SPA is finalized, the SPA may be changed by the sponsor company or the FDA on written agreement of both parties. If the sponsor company fails to comply with the agreed upon trial protocols, the SPA will not be binding on the FDA.

In addition to the Ranexa NDA in the United States, we have filed an MAA seeking marketing approval for ranolazine for the treatment of chronic angina with the European Medicines Agency (EMA). We intend to file applications for regulatory approval of our products in various foreign jurisdictions from time to time in the future. However, we have not received any regulatory approvals in any foreign jurisdiction for the commercial sale of any of our products.

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

Similarly, as a routine part of the evaluation of any potential drug, clinical studies are generally conducted to assess the potential for drug-drug interactions that could impact potential product safety. While we believe that the interactions between Ranexa and other drugs have been well characterized as part of our clinical development programs, the data are subject to regulatory interpretation and an unfavorable interpretation could delay, limit or prevent regulatory approval of Ranexa.

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

In addition, we believe that the level of market acceptance of our products will depend in part on our ability to obtain favorable labeling claims from regulatory authorities, which have broad discretion in approving the labeling for products. Approved labeling (if any) would have a direct impact on our marketing, promotional and sales programs. Unfavorable labeling would restrict our marketing, promotional and sales programs, which would adversely affect market acceptance of our products. In addition, regulatory authorities approve product labeling with reference to the preclinical and clinical data that form the basis of the product approval, and as a result the scope of approved labeling is generally impacted by the available data. For example, if Ranexa receives an initial marketing approval in the United States based on the trials conducted to date as well as the approval-enabling trial in a restricted population under the FDA SPA process, we would expect that the product labeling would be for a restricted patient population, which we expect would be only a portion of the overall angina patient population. Approval of Ranexa for broader use with angina patients would require completion of one or more additional studies.

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

For example, we have entered into several agreements with third party manufacturers relating to Ranexa, including for commercial scale or scale-up of bulk active pharmaceutical ingredient, tableting, packaging and supply of a raw material component of the product. We currently rely on a single supplier at each step in the production cycle of Ranexa. The commercial launch of Ranexa is thus dependent on these third party arrangements, and could be affected by any delays or difficulties in performance on the part of any of our third party manufacturers for Ranexa, including the failure of any of our third party manufacturers to supply product on a timely basis or at all, to manufacture our product in compliance with product specifications or applicable quality or regulatory requirements, or to manufacture our products in volumes sufficient to meet market demand. In addition, because we have used different manufacturers for elements of the Ranexa supply chain in different clinical trials and for potential commercial supply, in order to obtain marketing approval from any regulatory authorities we will be required to demonstrate to the regulatory authorities’ satisfaction the bioequivalence or therapeutic equivalence of the multiple sources of Ranexa used in our clinical trials to the product to be commercially supplied. An unfavorable interpretation by any regulatory authority could delay or prevent regulatory approval for the product.

Furthermore, we and our third party manufacturers, laboratories and clinical testing sites must pass preapproval inspections by the FDA and corresponding foreign regulatory authorities before obtaining marketing approvals. In addition, manufacturing facilities are subject to periodic inspection by the FDA and other domestic and foreign regulatory authorities. We cannot guarantee that any such inspections will not result in compliance issues that could prevent or delay marketing approval, or require us to expend money or other resources to correct. In addition, drug product manufacturing facilities in California must be licensed by the State of California, and other states may have comparable requirements. We cannot assure you that we will be able to obtain such licenses.

If we do not receive FDA marketing approval for Ranexa, the significant amounts of capital that we are spending to prepare for the potential commercialization of Ranexa could be lost.

The significant amounts of capital that we are spending to provide and/or enhance infrastructure, headcount and inventory in preparation for the potential launch of Ranexa could be lost if we do not receive U.S. marketing approval for Ranexa. Our Ranexa commercialization efforts include building our sales and marketing infrastructure, increasing our marketing communications efforts, and planning for the hiring and training of a national sales force. We have spent approximately $45.3 million on these activities from January 1, 2002 through June 30, 2004. If the FDA does not approve Ranexa, these expenditures and any future commitments of capital could be lost. The loss of this investment may harm our business, increase our cash requirements and result in additional operating losses and a substantial decline in our stock price. In addition, if FDA approval of Ranexa is delayed, we will incur additional commercialization expenses at a later date to prepare for a delayed launch of Ranexa. If the FDA does approve Ranexa, we expect that our operating expenses will increase substantially in connection with the market launch of the product.

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

Product	United States Patent Expiration
Ranexa	2003*
Tecadenoson	2016
Regadenoson	2019

*	The United States compound patent relating to Ranexa expired in 2003. However, we have received an interim patent term extension under the Hatch-Waxman Act, which we intend to renew annually, and if the New Drug Application for Ranexa is approved we plan to reapply on a permanent basis for patent term extension. At such time we expect to be able to receive an extension under the Hatch-Waxman Act, which we anticipate would extend the patent protection to 2008 for ranolazine for the use approved by the FDA. In addition to patent term extension, because ranolazine is a new chemical entity, under applicable United States laws we expect exclusivity for 5 years from the date of the first FDA approval of Ranexa for the ranolazine compound. Also, we have received issued patents from the United States Patent and Trademark Office claiming methods of using various sustained release formulations of ranolazine (including the formulation tested in our pivotal human clinical trials for Ranexa) for the treatment of chronic angina. These patents expire in 2019.

In addition to these issued patents, we have patent applications pending relating to each of our products. Although U.S. patent applications are now published 18 months after their filing date, as provided by federal legislation enacted in 1999, this statutory change applies only to applications filed on or after November 29, 2000. Applications filed in the United States prior to this date are maintained in secrecy until a patent issues. As a result, we can never be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. There may be third party patents, patent applications, trademarks and other intellectual property relevant to our compounds, products, services and technology which are not known to us and that block or compete with our compounds, products, services or technology.

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

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit filed in August 2003 in the U.S. District Court for the Northern District of California captioned Crossen v. CV Therapeutics, Inc., et al. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations may be filed in the future. In November 2003, the court appointed a lead plaintiff, and in December 2003, the court consolidated all of the securities class actions filed to date into a single action captioned In re CV Therapeutics, Inc. Securities Litigation. In January 2004, the lead plaintiff filed a consolidated complaint. We and the other named defendants filed motions to dismiss the consolidated complaint in March 2004. In August 2004, these motions were granted in part and denied in part. The court granted the motions to dismiss by two individual defendants, dismissing both individuals from the action with prejudice, but denied the motions to dismiss by the company and the two other individual defendants.

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

Investor confidence and share value may be adversely impacted if our independent auditors are unable to provide us with the attestation of the adequacy of our internal controls over financial reporting as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. How companies should be implementing these new requirements including internal control reforms, if any, to comply with Section 404’s requirements, and how independent auditors will apply these new requirements and test companies’ internal controls, are subject to uncertainty. Although we are diligently and vigorously reviewing our internal controls over financial reporting in order to ensure compliance with the new Section 404 requirements, if our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

As of June 30, 2004, we had $79.6 million aggregate principal amount of 4.75% convertible subordinated notes due 2007. Our annual debt service obligation on these notes is approximately $3.8 million per year in interest payments. In June 2003, we sold $100.0 million aggregate principal amount of 2.0% senior subordinated convertible debentures due 2023. Our annual debt service obligation on these debentures is approximately $2.0 million per year in interest payments. In May and June 2004, we sold $150.0 million aggregate principal amount of 2.75% senior subordinated convertible debentures due 2012. Our annual debt service obligation on these debentures is approximately $4.1 million per year in interest payments. As of June 30, 2004, we had approximately $329.6 million in long-term debt. We may add additional lease lines to finance capital expenditures and/or may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further.

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

The market price of our stock has been and may continue to be highly volatile, and the value of an investment in our common stock may decline.

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

If we sell shares of our common stock in our existing equity line of credit arrangement or in other future financings or similar arrangements, existing common stockholders will experience immediate dilution and, as a result, our stock price may go down.

We have entered into a common stock purchase agreement with Acqua Wellington, pursuant to which we may sell to Acqua Wellington up to $100.0 million of our common stock, or 5,686,324 shares of our common stock, whichever occurs first, at a discount of 3.8% to 5.8%, to be determined based on our market capitalization at the start of the draw-down period, unless we agree with Acqua Wellington to a different discount. Upon each sale of our common stock to Acqua Wellington under the purchase agreement, we have also agreed to pay Alder Creek Capital, L.L.C., Member NASD/SIPC, a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Acqua Wellington. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock by Acqua Wellington. The purchase agreement with Acqua Wellington provides that, at our request, Acqua Wellington will purchase a certain dollar amount of shares, with the exact number of shares to be determined based on the per share market price of our common stock over the draw-down period for such purchase. As a result, if the per share market price of our common stock declines over the draw-down period, Acqua Wellington will receive a greater number of shares for its purchase price, thereby resulting in further dilution to our stockholders and potential downward pressure of the price of our stock.

In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, pursuant to our existing shelf registration statements or otherwise, our common stockholders will experience dilution.

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

In addition, our board of directors has the authority to issue shares of preferred stock without stockholders’ approval, which also could make it more difficult for stockholders to replace or remove our current management and for another company to acquire us. We are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law, which could delay a merger, tender offer or proxy contest or make a similar transaction more difficult. In general, the statute prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

If any or all of our existing notes and debentures are converted into shares of our common stock, existing common stockholders will experience immediate dilution and, as a result, our stock price may go down.

Our existing convertible subordinated notes and senior subordinated convertible debentures are convertible, at the option of the holder, into shares of our common stock at varying conversion prices, subject to the satisfaction of certain conditions. We have reserved shares of our authorized common stock for issuance upon conversion of our existing convertible notes and convertible debentures. If any or all of our existing notes and debentures are converted into shares of our common stock, our existing stockholders will experience immediate dilution and our common stock price may be subject to downward pressure. If any or all of our notes and debentures are not converted into shares of our common stock before their respective maturity dates, we will have to pay the holders of such notes or debentures the full aggregate principal amount of the notes or debentures, as applicable, then outstanding. Any such payment would have a material adverse effect on our cash position. Alternatively, from time to time we might need to modify the terms of the notes and/or the debentures prior to their maturity in ways that could be dilutive to our stockholders, assuming we can negotiate such modified terms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and strive to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and marketable securities as “fixed-rate” if the rate of return on such instruments remains fixed over their term. These “fixed-rate” investments include U.S. government securities, commercial paper, asset backed securities, corporate bonds, and foreign bonds. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates. We classify our cash equivalents and marketable securities as “variable-rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. As of June 30, 2004, there have been no material changes in these market risks since December 31, 2003.

Our long-term debt includes $79.6 million of 4.75% convertible subordinated notes due March 7, 2007, $100.0 million of 2.0% senior subordinated convertible debentures due May 16, 2023 and $150.0 million of 2.75% senior subordinated convertible notes due May 16, 2012. Interest on the 4.75% convertible subordinated notes is fixed and payable semi-annually on March 7 and September 7 each year. Interest on the 2.0% senior subordinated convertible debentures is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 2.75% senior subordinated convertible notes is fixed and payable semi-annually on May 16 and November 16 each year. All the notes and debentures are convertible into shares of our common stock at any time prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events. The market value of our long-term-debt will fluctuate with movements of interest rates and with movements in the value of our common stock.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

We have initiated a company-wide review of our internal controls over financial reporting as part of the process of preparing for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and as a complement to our existing overall program of internal controls over financial reporting. As a result of this on-going review, we have made numerous improvements to the design and effectiveness of our internal controls over financial reporting through the quarterly period ended June 30, 2004. We anticipate that improvements will continue to be made. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit filed in August 2003 in the United States District Court for the Northern District of California captioned Crossen v. CV Therapeutics, Inc., et al. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations have since been filed against the defendants, and we expect that additional lawsuits containing substantially similar allegations may be filed in the future. In November 2003, the court appointed a lead plaintiff, and in December 2003, the court consolidated all of the securities class actions filed to date into a single action captioned In re CV Therapeutics, Inc. Securities Litigation. In January 2004, the lead plaintiff filed a consolidated complaint. We and the other named defendants filed motions to dismiss the consolidated complaint in March 2004. In August 2004, these motions were granted in part and denied in part. The court granted the motions to dismiss by two individual defendants, dismissing both individuals from the action with prejudice, but denied the motions to dismiss by the company and the two other individual defendants.

In addition, our directors and certain of our officers have been named as defendants in a derivative lawsuit filed in August 2003 in California Superior Court, Santa Clara County, captioned Kangos v. Lange, et al., which names CV Therapeutics as a nominal defendant. The plaintiff in this action is one of our stockholders who seeks to bring derivative claims on behalf of the Company against the defendants. The lawsuit alleges breaches of fiduciary duty and related claims on behalf of CV Therapeutics against the defendants. The lawsuit alleges breach of fiduciary duty and related claims based on purportedly misleading statements concerning our New Drug Application for Ranexa.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. Furthermore, we may have to incur substantial expenses in connection with these lawsuits. In the event of an adverse outcome, our business could be harmed.

Item 2. Changes in Securities and Use of Proceeds

In May and June 2004, we sold $150.0 million aggregate principal amount of 2.75% senior subordinated convertible notes due 2012 through a private placement to qualified institutional buyers in reliance on Rule 144A. The net proceeds to us were approximately $145.2 million, which was net of the initial purchasers’ discount of $4.5 million and approximately $0.3 million in legal, accounting and printing expenses. Costs relating to the issuances of these notes are being amortized over the term of the debt. The notes are unsecured and subordinated to all of our existing and future senior debt, equal in right of payment with our existing and future senior subordinated debt, and senior in right of payment to our existing and future subordinated debt. We will pay interest semi-annually on May 16 and November 16 of each year. The notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of our common stock. The notes are convertible at a conversion rate of 56.5475 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $17.68 per share. We have reserved 8,482,125 shares of authorized common stock for issuance upon conversion of the notes. We may redeem some or all of the notes for cash at any time on or after May 20, 2009 at specified redemption prices, together with accrued and unpaid interest. A portion of the net proceeds from the offering were used to repurchase approximately $116.6 million principal amount of our 4.75% convertible subordinated notes and to fund the interest escrow account of approximately $11.9 million which secures the first six interest payments due on the notes.

We have agreed to file a shelf registration statement with the Securities and Exchange Commission for the resale of the notes and the common stock issuable upon conversion of the notes. We have agreed to keep the shelf registration statement effective until two years after the latest date on which we issue notes in the offering. If we do not comply with these registration obligations, we will be required to pay liquidated damages to the holders of the notes or the common stock issuable upon conversion of the notes.

In May and June 2004, we reached agreements in principle with a limited number of holders to repurchase approximately $116.6 million of our outstanding 4.75% convertible subordinated notes due 2007. In connection with the repurchases we recorded a loss of approximately $3.3 million for the early extinguishment of debt, which included $1.6 million in unamortized offering costs included in interest expense and $1.7 million in premium payments above the principal value of the notes included in other expense, net. As of June 30, 2004, we had approximately $79.6 million aggregate principal amount outstanding of the 4.75% convertible subordinated notes due 2007.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 26, 2004, three matters were voted upon. A description of each matter and a tabulation of the votes for each of the matters follow:

1.	Proposal to elect three (3) directors, each to serve until the 2007 Annual Meeting of Stockholders and until his successor is elected and qualified or until his earlier resignation or removal:

Nominee	For	Withheld
Thomas L. Gutshall.	20,946,784	5,870,126
Kenneth B. Lee, Jr.	25,232,457	1,584,453
Costa G. Sevastopoulos, Ph.D.	23,975,469	2,841,441

Louis G. Lange, M.D., Ph.D., Peter Barton Hutt, Santo J. Costa, John Groom, and Barbara J. McNeil M.D., Ph.D., continued as directors after the Annual Meeting.

2.	Proposal to approve the amendment and restatement to our 2000 Equity Incentive Plan to provide for the grant of restricted stock awards and restricted stock units under the Incentive Plan, make available for issuance under the Incentive Plan 404,685 shares of common stock reserved for issuance under the Company’s 2000 Nonstatutory Incentive Plan as of March 29, 2004 and transfer to the Incentive Plan all shares of common stock that become available for issuance under the Nonstatutory Plan in connection with the expiration or termination in the future of unexercised options granted under the Nonstatutory Plan:

For	Against	Abstain
11,675,807	4,228,616	39,251

There were 10,873,236 broker non-votes.

3.	Proposal to ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004:

For	Against	Abstain
26,443,676	331,645	41,589

There were no broker non-votes.

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

Also on April 1, 2004, subject to and upon approval of the Amended and Restated Equity Incentive Plan by our stockholders at our 2004 annual meeting of stockholders, our board of directors (a) terminated our 2000 Nonstatutory Incentive Plan as to any future grants thereunder, and (b) adopted an amended and restated 2000 Equity Incentive Plan (i) to allow the granting of rights to acquire restricted stock units and/or restricted stock under the amended and restated 2000 Equity Incentive Plan, and (ii) to increase the number of shares of our common stock authorized and reserved for issuance under the amended and restated Equity Incentive Plan such that, after giving effect to such increase, the aggregate number of shares of our common stock authorized and reserved to be issued under the amended and restated 2000 Equity Incentive Plan shall not exceed in the aggregate the sum of (x) two million four hundred fifty thousand (2,450,000) shares of our common stock, (which is the number of shares currently reserved for issuance under the 2000 Equity Incentive Plan), (y) that number of shares of our common stock remaining available for issuance as of March 29, 2004 under the 2000 Nonstatutory Incentive Plan (not to exceed 404,685 shares of our common stock), and (z) that number of shares of our common stock that after March 29, 2004 again become available for issuance under the 2000 Nonstatutory Incentive Plan as a result of stock awards granted thereunder expiring or terminating without having been exercised in full. At our 2004 annual meeting of stockholders on May 26, 2004, our stockholders terminated our 2000 Nonstatutory Incentive Plan and approved and adopted our Amended and Restated 2000 Equity Incentive Plan, as described above.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number
4.1	Indenture, dated May 18, 2004, between the Company and Wells Fargo Bank Minnesota, N.A.

4.2	2.75% Senior Convertible Subordinated Note dated May 18, 2004.

10.1

Purchase Agreement, dated May 12, 2004, by and among the Company and Merrill Lynch & Co., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., First Albany Capital Inc., J.P. Morgan Securities Inc., Needham & Company, Inc., Piper Jaffray & Co. and SG Cowen & Co., LLC, as representatives of the Initial Purchasers named in Schedule A thereto.

10.2

Registration Rights Agreement, dated May 18, 2004, among the Company, Merrill Lynch & Co., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., First Albany Capital Inc., J.P. Morgan Securities Inc., Needham & Company, Inc., Piper Jaffray & Co. and SG Cowen & Co., LLC.

10.3	Pledge and Escrow Agreement dated as of May 18, 2004, by and among the Company, Wells Fargo Bank, N.A., as Trustee and Wells Fargo Bank, N.A. as Escrow Agent.

10.4	Amended and Restated 2000 Equity Incentive Plan.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the quarter covered by this report, CV Therapeutics filed the following current reports on Form 8-K with the Commission:

•	On April 21, 2004, CV Therapeutics filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release announcing that The Journal of the American College of Cardiology will publish on April 21, 2004 data from the Monotherapy Assessment of Ranolazine In Stable Angina (MARISA) trial showing that RanexaTM (ranolazine) produced statistically significant increases in symptom-limited exercise duration at trough drug concentrations, the primary endpoint of the study.

•	On April 27, 2004, CV Therapeutics filed a current report on Form 8-K under Item 5 (“Other Events”) reporting that it had issued a press release announcing that it had initiated a second Phase III clinical trial of regadenoson (CVT-3146), a selective A2a-adenosine receptor agonist being jointly developed with Fujisawa Healthcare, Inc. for potential use as a pharmacologic stress agent in cardiac perfusion imaging studies.

•	On April 30, 2004, CV Therapeutics filed a current report on Form 8-K under Item 5 (“Other Events”) and Item 12 (“Results of Operations and Financial Condition”) reporting that it had issued a press release announcing certain financial results for the first quarter ended March 31, 2004.

•	On May 11, 2004, CV Therapeutics filed a current report on Form 8-K under Item 5 (“Other Events”) announcing that it intended to offer, subject to market conditions, $100 million aggregate principal amount of senior subordinated convertible notes, and expected to grant the initial purchasers of the notes a 30-day option to purchase up to an additional $25 million of the notes.

•	On May 14, 2004, CV Therapeutics filed a current report on Form 8-K under Item 5 (“Other Events”) announcing that it had agreed to sell $125 million aggregate principal amount of 2.75% senior subordinated convertible notes due 2012, and had granted the initial purchasers of the notes a 30-day option to purchase up to an additional $25 million of the notes.

•	On June 3, 2004, CV Therapeutics filed a current report on Form 8-K under Item 5 (“Other Events”) announcing that it and the U.S. Food and Drug Administration (FDA) had reached written agreement on a protocol for a clinical trial of Ranexa (ranolazine) which, if successful, would support the approval of Ranexa for the treatment of chronic angina in a restricted patient population.

•	On June 8, 2004, CV Therapeutics filed a current report on Form 8-K under Item 5 (“Other Events”) announcing that the initial purchasers of CV Therapeutics’ 2.75% senior subordinated convertible notes due 2012 have exercised their option to purchase an additional $25.0 million aggregate principal amount of the notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CV THERAPEUTICS, INC.

Date: August 6, 2004	By:	/s/ LOUIS G. LANGE, M.D., PH.D.
Louis G. Lange, M.D., Ph.D. Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2004	By:	/s/ DANIEL K. SPIEGELMAN
Daniel K. Spiegelman Chief Financial Officer (Principal Financial and Accounting Officer)