Form 10-Q
period 2004-09-30
CV THERAPEUTICS INC
filed 2004-11-08
CIK 921506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

The number of shares of Common Stock, $0.001 par value, outstanding as of November 4, 2004 was 32,448,002.

CV THERAPEUTICS, INC.

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2003	September 30, 2004
	(A)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,449	$20,903
Marketable securities	412,658	380,005
Restricted cash	2,000	6,125
Other current assets	11,009	14,176

Total current assets	443,116	421,209
Notes receivable from related parties	980	710
Property and equipment, net	16,358	14,779
Restricted cash	2,886	9,786
Other assets	8,055	11,158

Total assets	$471,395	$457,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,016	$3,298
Accrued liabilities	15,579	23,952
Current portion of capital lease obligations	393	74
Current portion of deferred revenue	1,029	1,029

Total current liabilities	21,017	28,353
Convertible subordinated notes	296,250	329,645
Deferred revenue	1,572	800
Other liabilities	3,610	5,685

Total liabilities	322,449	364,483
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized, 29,087,718 and 32,435,597 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	577,784	625,070
Accumulated deficit	(429,476)	(530,797)
Accumulated other comprehensive income (loss)	638	(1,114)

Total stockholders’ equity	148,946	93,159

Total liabilities and stockholders’ equity	$471,395	$457,642

(A)	Derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003

See accompanying notes

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Revenues:
Collaborative research	$2,224	$5,645	$5,738	$12,849
Operating expenses:
Research and development	19,460	27,732	53,550	75,691
Sales and marketing	9,472	4,511	15,527	15,048
General and administrative	4,755	5,184	12,758	16,331

Total operating expenses	33,687	37,427	81,835	107,070

Loss from operations	(31,463)	(31,782)	(76,097)	(94,221)
Interest and other income, net	2,394	1,863	8,764	5,338
Interest expense	(3,199)	(2,851)	(8,448)	(10,689)
Other expense, net	(37)	-	(113)	(1,749)

Net loss	$(32,305)	$(32,770)	$(75,894)	$(101,321)

Basic and diluted net loss per share	$(1.13)	$(1.03)	$(2.70)	$(3.25)

Shares used in computing basic and diluted net loss per share	28,536	31,793	28,122	31,153

See accompanying notes

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,894)	$(101,321)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on the sale of investments	(1,743)	374
Write-off of unamortized issuance costs on notes repurchased	—	1,615
Forgiveness of related party notes and interest	82	32
Non-cash expense associated with stock options and warrants	4,615	251
Depreciation and amortization	10,425	11,131
Stock contribution to 401K plan	699	886
Change in assets and liabilities:
Other current assets	(78)	(3,146)
Restricted cash	(5,883)	(11,025)
Other assets	(28)	(1,108)
Accounts payable	(3,029)	(718)
Accrued and other liabilities	(94)	10,189
Deferred revenue	(772)	(772)

Net cash used in operating activities	(71,700)	(93,612)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(370,660)	(286,895)
Sales of investments	295,933	294,251
Maturities of investments	23,650	16,725
Capital expenditures	(2,695)	(1,881)
Notes receivable from related parties	165	250

Net cash (used in) provided by investing activities	(53,607)	22,450

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(292)	(319)
Repurchase of convertible subordinated notes	—	(116,605)
Borrowings under senior subordinated convertible notes, net of issuance costs	—	145,141
Borrowings under senior subordinated convertible debentures, net of issuance costs	96,730	—
Net proceeds from issuance of common stock	36,139	46,399

Net cash provided by financing activities	132,577	74,616

Net increase in cash and cash equivalents	7,270	3,454

Cash and cash equivalents at beginning of period	18,767	17,449

Cash and cash equivalents at end of period	$26,037	$20,903

See accompanying notes

CV THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of CV Therapeutics, Inc. have been prepared in accordance with generally accepted accounting principles, are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for, the interim periods presented. The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004 or of future operating results for any interim period. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003, which includes the audited consolidated financial statements and the notes thereto.

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

Comprehensive Income (Loss)

At each balance sheet date, our accumulated other comprehensive income (loss) consists solely of unrealized gains and losses on available-for-sale investment securities. Comprehensive loss was $33.2 million and $32.0 million for the quarters ended September 30, 2003 and September 30, 2004, respectively, and $78.5 million and $103.1 million for the nine months ended September 30, 2003 and September 30, 2004, respectively.

Revenue Recognition

Revenue under our collaborative research arrangements is recognized based on the performance requirements of each contract. Amounts received under such arrangements consist of up-front license, periodic milestone payments and reimbursement for research activities. Up-front or milestone payments, which are subject to future performance requirements, are recorded as deferred revenue and are recognized over the performance period. The performance period is estimated at the inception of the arrangement and is periodically reevaluated. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate period based on research progress attained and events such as changes in the regulatory and competitive environment. Revenues related to substantive, performance-based at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Net loss:
As reported	$(32,305)	$(32,770)	$(75,894)	$(101,321)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(5,257)	(2,347)	(16,128)	(11,324)

Pro forma net loss	$(37,562)	$(35,117)	$(92,022)	$(112,645)

Net loss per share basic and diluted:
As reported	$(1.13)	$(1.03)	$(2.70)	$(3.25)

Pro forma	$(1.32)	$(1.10)	$(3.27)	$(3.62)

The weighted-average fair value of options granted with exercise prices at market value of our common stock during the quarters ended September 30, 2003 and 2004 was $15.04 and $7.49, respectively, and $14.24 and $7.79 during the nine months ended September 30, 2003 and 2004, respectively.

The fair value of our stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Expected life (years)	5.3	5.3	5.1	4.9
Expected volatility	65%	65%	65%	65%
Risk-free interest rate	2.5%	3.4%	2.8%	3.4%

On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment—An Amendment of FASB Statements No. 123 and 95” (proposed FAS 123R), which currently is expected to be effective for public companies in periods beginning after June 15, 2005. We would be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. The proposed FAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed FAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The FASB expects to issue a final standard by December 31, 2004. We are currently evaluating option valuation methodologies and assumptions in light of the proposed FAS 123R related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

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

2. Commitments

We lease our two primary facilities under noncancellable operating leases. The lease for one facility expires in April 2014 with an option to renew for eleven years. The lease for the second facility incorporates a sublease that expires in February 2005, and a master lease that expires in April 2012. The sublease is secured by an irrevocable letter of credit, which contains certain covenants that we were in compliance with as of September 30, 2004. In addition, we have leased certain property and equipment under capital leases with expiration dates through 2004.

We have entered into certain manufacturing-related agreements in connection with the future commercial production of Ranexa™.

The table below presents minimum payments under our commitments as of September 30, 2004:

(in thousands)	Manufacturing Agreements	Operating Leases	Capital Leases
Year ending December 31,
2004 (remaining portion)	$912	$2,797	$75
2005	3,390	8,365	—
2006	—	13,105	—
2007	2,250	13,050	—
2008	2,250	14,147	—
2009 and thereafter	1,125	48,934	—

Total minimum payments	$9,927	$100,398	75

Less amount representing interest			(1)

Present value of future lease payments			74
Less current portion			(74)

Long-term portion			$—

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

We have filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the resale of the notes and the common stock issuable upon conversion of the notes. Once the shelf registration statement is declared effective by the SEC, we have agreed to keep the shelf registration statement effective until June 8, 2006. If we do not comply with these registration obligations, we will be required to pay liquidated damages to the holders of the notes or the common stock issuable upon conversion of the notes.

In May and June 2004, we repurchased approximately $116.6 million aggregate principal amount of our outstanding 4.75% convertible subordinated notes due 2007. In connection with the repurchases we recorded a loss of approximately $3.3 million for the early extinguishment of debt, which included $1.6 million in unamortized offering costs included in interest expense, and $1.7 million in premium payments above the principal value of the notes included in other expense, net. The repurchase was accounted for under FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As of September 30, 2004, we had approximately $79.6 million aggregate principal amount outstanding of the 4.75% convertible subordinated notes due 2007.

4. Stockholders’ Equity

On July 3, 2003, we entered into a new financing arrangement with Acqua Wellington North American Equities Fund, Ltd., which provides that Acqua Wellington is committed to purchase up to $100.0 million or 5,686,324 shares of our common stock, whichever occurs first, over the 28-month term of this purchase agreement. In September 2004, we sold 810,497 shares of our common stock to Acqua Wellington for net cash proceeds of approximately $10.0 million. As of September 30, 2004, we had issued 2,082,083 shares of our common stock to Acqua Wellington under this financing arrangement for net cash proceeds of approximately $35.0 million.

5. Litigation

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

6. Subsequent Events

On or about November 9, 2004, we expect to sell 1,169,893 shares of our common stock to Acqua Wellington for net cash proceeds of approximately $20.0 million.

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

Overview

CV Therapeutics is a biopharmaceutical company focused on the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. Since our inception in December 1990, substantially all of our resources have been dedicated to research and development. To date, we have not generated any product revenues and do not expect to generate any product revenues until we receive marketing approval and launch one of our products, if at all. Until that time, we expect our sources of revenues, if any, to consist of payments under corporate partnerships and interest income until one of our products receives marketing approval, if at all. As of September 30, 2004, we had an accumulated deficit of $530.8 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as marketing approvals. These activities, together with our sales and marketing expenses and our general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future. We will not receive product revenues unless and until we or our collaborative partners complete clinical trials, obtain marketing approval, and successfully commercialize one or more of our products. We have not received any product approvals from any regulatory authorities in the United States or any foreign jurisdiction for the commercial sale of any of our products, and none of our products have been determined to be safe or effective in humans for any use.

Ranexa, our lead clinical development drug candidate, is a small-molecule drug in tablet form that, if approved by the FDA, could be used for the potential treatment of chronic angina. Chronic angina is a debilitating heart condition that is usually characterized by repeated and sometimes unpredictable attacks of chest pain. Unlike current anti-anginal drug therapies, Ranexa appears to exert its anti-anginal activity without depending on reductions in heart rate or blood pressure. If approved by the FDA, Ranexa would represent the first new class of anti-anginal therapy in the United States in more than 25 years. In December 2002, we submitted a New Drug Application (NDA) for Ranexa to the United States Food and Drug Administration (FDA) for the potential treatment of chronic angina. An NDA is a filing made by a drug sponsor for marketing approval of a product in the United States. On October 30, 2003, the FDA sent us an approvable letter indicating that Ranexa is approvable, that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. On December 9, 2003, the Cardiovascular and Renal Drugs Advisory Committee, which is an advisory committee to the FDA, discussed a range of issues relating to the review of Ranexa, without voting on whether or not to recommend approval of the product or any other matters presented to it.

On June 2, 2004, we announced that we and the FDA had reached written agreement on a protocol for a clinical trial (called ERICA) of Ranexa which, if successful, could support the approval of Ranexa for the treatment of chronic angina in a restricted patient population. This agreement was reached under the FDA’s special protocol assessment (SPA) process. On October 26, 2004, we announced that since the study began in August 2004, the study had enrolled 372 of the approximately 500 patients expected to be enrolled. Should this rate of enrollment continue, we expect that patient enrollment should be completed by the end of the first quarter of 2005 and data could then be available late in the second quarter or early in the third quarter of 2005.

On July 29, 2004 we announced that we had reached written agreement with the FDA on a protocol for an additional clinical trial (called MERLIN-TIMI 36) of Ranexa, which could support potential approval of Ranexa as first-line therapy for patients suffering from chronic angina, and could also result in approval for treatment of acute coronary syndromes (ACS) and for long-term prevention of ACS. This agreement was also reached under the FDA’s SPA process. On October 11, 2004, we announced that we had initiated enrollment in MERLIN-TIMI 36. In addition, we may also conduct one or more additional clinical trials of Ranexa over time.

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

We currently have three other clinical development drug candidates. Regadenoson is an A2A-adenosine receptor agonist, for potential use as a pharmacologic agent in cardiac perfusion imaging studies. Tecadenoson is an A1-adenosine receptor agonist for the potential reduction of rapid heart rate during atrial arrhythmias. Adentri, an A1-adenosine receptor antagonist for the potential treatment of acute and chronic heart failure, is licensed to Biogen, Inc. (now Biogen Idec Inc.). In addition, we have several ongoing research and preclinical development programs designed to bring additional drug candidates into human clinical testing.

We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, potential competition, use of hazardous materials and retention of key employees. In order for a product to be commercialized, it will be necessary for us and, in some cases, our collaborators, to conduct preclinical tests and clinical trials, demonstrate the efficacy and safety of our product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

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

Revenue Recognition

Revenue under our collaborative research arrangement is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front license, periodic milestone payments and reimbursements for research activities. Up-front or milestone payments which are still subject to future performance requirements are recorded as deferred revenue and are amortized over the performance period. The performance period is estimated at the inception of the arrangement and is periodically reevaluated. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate period based on research progress attained and events such as changes in the regulatory and competitive environment. Revenues related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed.

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

Results of Operations

Collaborative Research Revenues. Collaborative research revenues increased to $5.6 million for the quarter ended September 30, 2004, compared to $2.2 million for the quarter ended September 30, 2003. Collaborative research revenues increased to $12.8 million for the nine-month period ended September 30, 2004, compared to $5.7 million for the nine-month period ended September 30, 2003. The increases in the three and nine-month periods of 2004 compared to 2003 were due to greater reimbursable development costs related to our collaboration with Fujisawa Healthcare, Inc. for the development of regadenoson.

Research and Development Expenses. Research and development expenses increased to $27.7 million for the quarter ended September 30, 2004, compared to $19.5 million for the quarter ended September 30, 2003. The increase was primarily due to increased contract service expenses for the initiation of additional Phase III Ranexa studies and two ongoing Phase III regadenoson studies. Research and development expenses increased to $75.7 million for the nine-month period ended September 30, 2004, compared to $53.6 million for the nine-month period ended September 30, 2003. The increase was primarily due to increased outside contract service expenses for the initiation of additional Phase III Ranexa studies and two ongoing Phase III regadenoson studies as well as a small increase in associated research and development headcount. We expect research and development expenses to increase in the future as we further expand product development efforts.

Management categorizes its research and development expenses by project. The table below shows research and development expenses for our two clinical primary clinical development programs, Ranexa and regadenoson, as well as expenses associated with all other projects in our research and development pipeline. Other projects consists primarily of numerous pre-clinical research projects, none of which individually constitutes more than 10% of our total research and development expenses for the periods presented.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Ranexa	$11,301	$14,578	$29,872	$39,294
Regadenoson	3,275	7,478	8,151	19,363
Other projects	4,884	5,676	15,527	17,034

Total research and development	$19,460	$27,732	$53,550	$75,691

Sales and Marketing Expenses. Sales and marketing expenses decreased to $4.5 million for the quarter ended September 30, 2004, compared to $9.5 million for the quarter ended September 30, 2003. The decrease was primarily due to a non-cash expense of approximately $3.7 million, which was charged to sales and marketing during the quarter ended September 30, 2003 as a result of the warrant issued to Quintiles for 200,000 shares of our common stock in conjunction with modifying our commercialization agreement for Ranexa with Quintiles, and decreased expenses associated with pre-commercialization activities, including expenses for marketing planning and communications. Sales and marketing expenses were $15.0 million for the nine-month period ended September 30, 2004, essentially unchanged compared to $15.5 million for the nine-month period ended September 30, 2003. We do not expect our sales and marketing expenses to significantly increase until we launch our first product.

General and Administrative Expenses. General and administrative expenses increased to $5.2 million for the quarter ended September 30, 2004, compared to $4.8 million for the quarter ended September 30, 2003. General and administrative expenses increased to $16.3 million for the nine-month period ended September 30, 2004, compared to $12.8 million for the nine-month period ended September 30, 2003. The increases in the three and nine-month periods of 2004 compared to 2003 were primarily due to additional headcount expenses. We expect general and administrative expenses to increase in the future in line with our research, development and pre-commercialization activities.

Interest Income. Interest income decreased to $1.9 million for the quarter ended September 30, 2004, compared to $2.4 million for the quarter ended September 30, 2003. Interest income decreased to $5.3 million for the nine-month period ended September 30, 2004, compared to $8.8 million for the nine-month period ended September 30, 2003. The decreases were primarily due to losses recognized on sales of marketable securities in the three and nine-month periods ended September 30, 2004, compared to gains recognized on sales of marketable securities in the three and nine-month periods ended September 30, 2003. We expect that interest income will continue to fluctuate in the future with changes in average investment balances, market interest rates and gains or losses recognized from the sale of securities.

Interest Expense. Interest expense decreased to $2.9 million for the quarter ended September 30, 2004, compared to $3.2 million for the quarter ended September 30, 2003. Interest expense increased to $10.7 million for the nine-month period ended September 30, 2004, compared to $8.4 million for the nine-month period ended September 30, 2003. The decrease for the three-month period was primarily due to the repurchase and subsequent retirement of $116.6 million of our previously issued 4.75% subordinated convertible notes due 2007, partially offset by the issuance of $150.0 million of our 2.75% senior subordinated convertible notes due 2012 during the quarter ended June 30, 2004. The increase for the nine-month period was primarily due to the write-off of debt issuance costs from the repurchase of some of our previously issued 4.75% subordinated convertible notes and the amortization of debt issuance costs and interest associated with the June 2003 issuance of our 2.0% senior subordinated convertible debentures. For the quarter ended September 30, 2004, our 4.75% convertible subordinated notes, 2.0% senior subordinated convertible debentures and 2.75% senior subordinated convertible notes accounted for $0.9 million, $0.5 million and $1.0 million, respectively, of the interest expense in such quarter. We expect that interest expense will continue to fluctuate in the future with average debt balances.

Other Expense, net. Other expense, net increased to $1.7 million for the nine-month period ended September 30, 2004, compared to $113,000 for the nine-month period ended September 30, 2003, primarily due to the premium paid above the principal value of approximately $1.7 million for the repurchase of some of the 4.75% subordinated convertible notes due 2007.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. For at least the next 12 months, we expect to be able to fund our current operations from our cash, cash equivalents and marketable securities, which totaled $400.9 million as of September 30, 2004.

As of September 30, 2004, we had $400.9 million in cash, cash equivalents and marketable securities, as compared to $430.1 million at December 31, 2003. Net cash used in operating activities was $93.6 million for the nine-month period ended September 30, 2004, and resulted primarily from operating losses adjusted for non-cash expenses and changes in restricted cash and accrued and other liabilities.

Net cash provided by investing activities of $22.5 million in the nine-month period ended September 30, 2004 consisted primarily of sales and maturities of marketable securities of $311.0 million, partially offset by purchases of marketable securities of $286.9 million and capital expenditures of $1.9 million. Marketable securities decreased by $32.7 million in the nine-month period ended September 30, 2004.

Net cash provided by financing activities of $74.6 million in the nine-month period ended September 30, 2004 was primarily due to net proceeds of approximately $145.1 million from the issuance of the 2.75% senior subordinated convertible notes, $20.0 million from the sale of 1,494,594 shares of common stock under our financing arrangement with Acqua Wellington and net proceeds of approximately $25.0 million from the sale of 1,609,186 shares of common stock under the Common Stock Purchase Agreement with Mainfield Enterprises, Inc., partially offset by the repurchase of approximately $116.6 million principal amount of our 4.75% senior subordinated convertible notes.

For the nine-month period ended September 30, 2004, we invested $1.9 million in property and equipment with the rate of investment having increased in line with increased research and development efforts. We expect to continue to make investments in property and equipment to support our growth.

Debt Financing

In March 2000, we completed a private placement of $196.3 million aggregate principal amount of 4.75% convertible subordinated notes due March 7, 2007. The notes are unsecured and subordinated in right of payment to all existing and future senior debt, as defined in the indenture governing the notes. Interest on the notes accrues at a rate of 4.75% per year, subject to adjustment in certain circumstances. We pay interest semi-annually on March 7 and September 7 of each year. The initial conversion rate, which is subject to adjustment in certain circumstances, is 15.6642 shares of common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $63.84 per share. We may, at our option, redeem all or a portion of the notes at any time at pre-determined prices from 102.036% to 100.679% of the face value of the notes per $1,000 of principal amount, plus accrued and unpaid interest to the date of redemption. In May and June 2004, we repurchased approximately $116.6 million of our outstanding 4.75% convertible subordinated notes due 2007. In connection with the repurchases we recorded a loss of approximately $3.3 million for the early extinguishment of debt, which included $1.6 million in unamortized offering costs included in interest expense and $1.7 million in premium payments above the principal value of the notes included in other expense, net. As of September 30, 2004, we had approximately $79.6 million aggregate principal amount outstanding of the 4.75% convertible subordinated notes due 2007.

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

We have filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the resale of the notes and the common stock issuable upon conversion of the notes. Once the shelf registration statement is declared effective by the SEC, we have agreed to keep the shelf registration statement effective until June 8, 2006. If we do not comply with these registration obligations, we will be required to pay liquidated damages to the holders of the notes or the common stock issuable upon conversion of the notes.

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

In July 2003, we entered into a new financing arrangement with Acqua Wellington to purchase our common stock. Under the new purchase agreement, we have the ability to sell up to $100.0 million of our common stock, or 5,686,324 shares of our common stock, whichever occurs first, to Acqua Wellington through November 2005. The purchase agreement provides that from time to time, in our sole discretion, we may present Acqua Wellington with draw down notices constituting offers to sell our common stock for specified total proceeds over a specified trading period. Once presented with a draw down notice, Acqua Wellington is required to purchase a pro rata portion of shares of our common stock as allocated on each trading day during the trading period on which the daily volume weighted-average price for our common stock exceeds a threshold price that we have determined and stated in the draw down notice. The per share price then equals the daily volume weighted-average price on each date during the pricing period, less a 3.8% to 5.8% discount (based on our market capitalization). However, if the daily volume weighted-average price falls below the threshold price on any day in the pricing period, Acqua Wellington is not required to purchase the pro rata portion of shares allocated to that day, but may elect to buy that pro rata portion of shares at the threshold price less the applicable 3.8% to 5.8% discount. Upon each sale of our common stock to Acqua Wellington under the purchase agreement, we have also agreed to pay Reedland Capital Partners, an institutional division of Financial West Group, Member NASD/SIPC, a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Acqua Wellington.

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

The combined total value of shares that we have the ability to sell to Acqua Wellington through draw downs and call option exercises under the financing arrangement cannot exceed $100.0 million or 5,686,324 shares of our common stock, whichever occurs first. As of September 30, 2004, we have issued 2,082,083 shares of our common stock to Acqua Wellington under this financing arrangement for net cash proceeds of approximately $35.0 million.

Risks and Uncertainties Related to Our Product Development Efforts and Future Capital Requirements

According to industry statistics, it generally takes 10 to 15 years to research, develop and bring to market a new prescription medicine in the United States. Drug development in the U.S. is a process that includes multiple steps defined by the FDA under applicable statutes, regulations and guidance documents. After the pre-clinical research process of identifying, selecting and testing in animals a potential pharmaceutical compound, the clinical development process begins with the filing of an IND or equivalent foreign filing. If successful, an IND allows clinical study of the potential new medicine. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs associated with clinical development are usually for Phase III trials, which tend to be the longest and largest studies conducted during the drug development process. After the completion of a successful preclinical and clinical development program, an NDA must be filed with the FDA, which includes among other things very large amounts of preclinical and clinical data and results and manufacturing-related information necessary to support requested approval of the product. The NDA must be reviewed by the FDA, and the review and approval process is often uncertain, time-consuming and costly. In light of the steps and complexities involved, the successful development of our products is highly uncertain. Actual product timelines and costs are subject to enormous variability and are very difficult to predict, as our clinical development programs are updated and changed to reflect the most recent clinical and preclinical data and other relevant information. In addition, various statutes and regulations also govern or influence the manufacturing, safety reporting, labeling, storage, recordkeeping and marketing of each product. The lengthy process of seeking these regulatory reviews and approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals for our potential products could materially adversely affect our business.

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

We may require substantial additional funding in order to complete our research and development activities and commercialize any potential products. For at least the next 12 months, we expect to be able to fund our current operations from our cash, cash equivalents and marketable securities, which totaled $400.9 million as of September 30, 2004. However, we cannot assure you that we will not require additional funding prior to then or that additional financing will be available on acceptable terms or at all.

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

The significant amounts of capital that we are spending to provide and/or enhance infrastructure, headcount and inventory in preparation for the potential launch of Ranexa could be lost if we do not receive United States marketing approval for Ranexa. Our Ranexa commercialization efforts include building our sales and marketing infrastructure, increasing our marketing communications efforts, and planning for the hiring and training of a national sales force. We have spent approximately $49.8 million on these activities from January 1, 2002 through September 30, 2004. If the FDA does not approve Ranexa, these expenditures and any future commitments of capital could be lost. The loss of this investment may harm our business, increase our cash requirements, increase the volatility of our stock price and result in additional operating losses. In addition, if FDA approval of Ranexa is delayed, we will incur additional commercialization expenses at a later date to prepare for a delayed launch of Ranexa. If the FDA does approve Ranexa, we expect that our operating expenses will increase substantially in connection with the market launch of the product.

We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research, development and pre-commercialization activities. We have generated no product revenues, and must receive regulatory approval for the marketing of a product in a given jurisdiction before we can begin marketing any product and generating any product revenues. As of September 30, 2004, we had an accumulated deficit of $530.8 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals and marketing and sales efforts. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future. Even if we are able to obtain marketing approvals and generate product revenues, we may not achieve profitability.

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

We cannot be certain that we will ever achieve and sustain profitability. Since our inception, we have been engaged in research, development and pre-commercialization activities. We have generated no product revenues, and must receive regulatory approval for the marketing of a product in a given jurisdiction before we can begin marketing and generating any product revenues. As of September 30, 2004, we had an accumulated deficit of $530.8 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals and marketing and sales efforts. These activities, together with our general and administrative expenses, are expected to result in operating losses for the foreseeable future. Even if we are able to obtain marketing approvals and generate product revenues, we may not achieve profitability.

If we are unable to secure additional financing, we may be unable to complete our research and development activities or successfully commercialize any of our products.

We may require substantial additional funding in order to complete our research and development activities and commercialize any of our products. In the past, we have financed our operations primarily through the sale of equity and debt securities, payments from our collaborators, equipment and leasehold improvement financing and other debt financing. We have generated no product revenue and do not expect to do so until we receive marketing approval and launch one of our products, if at all. We currently estimate that our total operating expenses for the second half of 2004 will be approximately $75 million to $80 million. Based on our third quarter of 2004 operating expenses of $37.4 million and the acceleration of our potentially approval-enabling clinical trial of Ranexa, we expect operating expenses for the second half of 2004 to be at the high end of this range. For at least the next 12 months, we expect to be able to fund our current operations from cash, cash equivalents and marketable securities, which totaled $400.9 million as of September 30, 2004. However, we may require additional funding prior to that time.

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

Furthermore, even if our clinical trials occur on schedule, the results may differ from those obtained in preclinical studies and earlier clinical trials. Clinical trials may not demonstrate sufficient safety or efficacy to obtain the necessary regulatory approvals.

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

For example, in December 2002, we submitted an NDA for Ranexa to the FDA for the potential treatment of chronic angina. On October 30, 2003, we received an approvable letter from the FDA for the Ranexa NDA. In the approvable letter, the FDA indicated that Ranexa is approvable, that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. On December 9, 2003, the Cardiovascular and Renal Drugs Committee of the FDA discussed a range of issues relating to the review of Ranexa for the treatment of chronic angina, without voting on whether or not to approve the product or any other matters presented to it. Since that time, we have been advised by the FDA that the potential issue raised in the approvable letter relating to testicular toxicity has been resolved. On June 2, 2004, we announced that we had reached written agreement with the FDA on a protocol for a clinical trial of Ranexa which, if successful, could support the approval of Ranexa for the treatment of chronic angina in a restricted patient population, which we expect would be only a portion of the overall angina patient population. This agreement was reached under the FDA’s special protocol assessment, or SPA, process. Approximately 500 patients will be enrolled in this trial, and should the current rate of enrollment of this trial continue, we expect that enrollment should be completed by the first quarter of 2005, which could allow for a potential approval of Ranexa in the first half of 2006 in the United States. However, if study completion is delayed, or if the FDA ultimately determines that any new data are insufficient for approval, we expect that any potential approval of Ranexa in the United States would be substantially delayed or could be prevented altogether. On July 29, 2004 we announced that we had reached written agreement with the FDA on a protocol for an additional clinical trial of Ranexa, which could support potential approval of Ranexa as first-line therapy for patients suffering from chronic angina, and could also result in approval for treatment of ACS and for long-term prevention of ACS. This agreement was reached under the FDA’s SPA process. Approximately 5,500 patients will be enrolled, and the study’s duration is event-driven. Based on historical clinical trial information from the TIMI Study Group, which is conducting the study, we believe that preliminary data from the study could be available by the end of 2006. As part of this SPA agreement, we must also perform a separate dosing evaluation to support use of Ranexa as first-line therapy.

The FDA’s SPA process creates a binding written agreement between the sponsoring company and the FDA regarding clinical trial design, clinical endpoints, study conduct, data analyses and other clinical trial issues. It is intended to provide assurance that if pre-specified trial results are achieved, they may serve as the primary basis for an efficacy claim in support of an NDA. In general, these assessments are considered binding on the FDA as well as the sponsoring company unless public health concerns unrecognized at the time the SPA is entered into become evident or other new scientific concerns regarding product safety or efficacy arise. Even after an SPA is finalized, the SPA may be changed by the sponsor company or the FDA on written agreement of both parties. If the sponsor company fails to comply with the agreed upon trial protocols, the SPA will not be binding on the FDA.

In addition to the Ranexa NDA in the United States, we have filed an MAA seeking marketing approval for ranolazine for the treatment of chronic angina with the European Medicines Agency, or EMA. We intend to file applications for regulatory approval of our products in various foreign jurisdictions from time to time in the future. However, we have not received any regulatory approvals in any foreign jurisdiction for the commercial sale of any of our products.

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

Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information (including on other products), changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

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

In addition, we believe that the level of market acceptance of our products will depend in part on our ability to obtain favorable labeling claims from regulatory authorities, which have broad discretion in approving the labeling for products. Approved labeling (if any) would have a direct impact on our marketing, promotional and sales programs. Unfavorable labeling would restrict our marketing, promotional and sales programs, which would adversely affect market acceptance of our products. In addition, regulatory authorities approve product labeling with reference to the preclinical and clinical data that form the basis of the product approval, and as a result the scope of approved labeling is generally impacted by the available data. For example, if Ranexa receives an initial marketing approval in the United States based on the trials conducted to date as well as the approval-enabling trial in a restricted population under the FDA SPA process, we would expect that the product labeling would be for a restricted patient population, which we expect would be only a portion of the overall angina patient population. Approval of Ranexa for broader use with angina patients would require completion of our MERLIN-TIMI 36 clinical trial and a separate clinical evaluation of higher doses of Ranexa.

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

Furthermore, we and some of our third party manufacturers, laboratories and clinical testing sites must pass preapproval inspections of facilities by the FDA and corresponding foreign regulatory authorities before obtaining marketing approvals. In addition, manufacturing facilities are subject to periodic inspection by the FDA and other domestic and foreign regulatory authorities. We cannot guarantee that any such inspections will not result in compliance issues that could prevent or delay marketing approval, or require us to expend money or other resources to correct. In addition, drug product manufacturing facilities in California must be licensed by the State of California, and other states may have comparable requirements. We cannot assure you that we will be able to obtain such licenses.

If we do not receive FDA marketing approval for Ranexa, the significant amounts of capital that we are spending to prepare for the potential commercialization of Ranexa could be lost.

The significant amounts of capital that we are spending to provide and/or enhance infrastructure, headcount and inventory in preparation for the potential launch of Ranexa could be lost if we do not receive U.S. marketing approval for Ranexa. Our Ranexa commercialization efforts include building our sales and marketing infrastructure, increasing our marketing communications efforts, and planning for the hiring and training of a national sales force. We have spent approximately $49.8 million on these activities from January 1, 2002 through September 30, 2004. If the FDA does not approve Ranexa, these expenditures and any future commitments of capital could be lost. The loss of this investment may harm our business, increase our cash requirements and result in additional operating losses and a substantial decline in our stock price. In addition, if FDA approval of Ranexa is delayed, we will incur additional commercialization expenses at a later date to prepare for a delayed launch of Ranexa. If the FDA does approve Ranexa, we expect that our operating expenses will increase substantially in connection with the market launch of the product.

If we are unable to compete successfully in our market, it will harm our business.

There are many existing drug therapies approved for the treatment of the diseases targeted by our products, and we are also aware of companies that are developing new potential products that may compete in the same markets as our products. For example, there are over fifty companies currently marketing generic and/or branded anti-anginal drugs (beta-blockers, calcium channel blockers and nitrates) in the United States, and additional potential therapies may be under development, that could compete with Ranexa. In the United States there are over ten companies currently marketing generic and/or branded pharmacologic stress agents, and at least two potential A2A-adenosine receptor agonist compounds that could compete with regadenoson are under development. In addition, over ten companies are currently marketing generic and/or branded drugs in the United States for the treatment of acute atrial arrhythmias, and at least one A1-adenosine receptor agonist compound that could compete with tecadenoson may be under development. There may also be potentially competitive products of which we are not aware. Many of these potential competitors may have substantially greater product development capabilities and financial, scientific, marketing and sales resources. Other companies may succeed in developing products earlier or obtaining approvals from regulatory authorities more rapidly than either we or our corporate partners are able to achieve. Potential competitors may also develop products that are safer, more effective or have other potential advantages compared to those under development or proposed to be developed by us and our corporate partners. In addition, research and development by others could render our technology or our products obsolete or non-competitive.

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

Product	United States Patent Expiration
Ranexa	2003*
Regadenoson	2019

*	The United States compound patent relating to Ranexa expired in 2003. However, we have received two one-year interim patent term extensions under the Hatch-Waxman Act, which we intend to renew annually, and if the New Drug Application for Ranexa is approved we plan to reapply on a permanent basis for patent term extension. At such time we expect to be able to receive an extension under the Hatch-Waxman Act, which we anticipate would extend the patent protection to 2008 for ranolazine for the use approved by the FDA. In addition to patent term extension, because ranolazine is a new chemical entity, under applicable United States laws we expect exclusivity for 5 years from the date of the first FDA approval of Ranexa for the ranolazine compound. Also, we have received issued patents from the United States Patent and Trademark Office claiming methods of using various sustained release formulations of ranolazine (including the formulation tested in our pivotal human clinical trials for Ranexa) for the treatment of chronic angina. These patents expire in 2019.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. How companies should be implementing these new requirements including internal control reforms, if any, to comply with Section 404’s requirements, and how independent auditors will apply these new requirements and test companies’ internal controls, are subject to uncertainty. We are diligently and vigorously reviewing our internal controls over financial reporting in order to ensure compliance with the new Section 404 requirements. However, our management may determine that our internal controls over financial reporting are not effective. In addition, if our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

As of September 30, 2004, we had approximately $329.6 million in long-term debt and aggregate annual debt service obligations on this debt of approximately $9.9 million. As of September 30, 2004, we had $79.6 million aggregate principal amount of 4.75% convertible subordinated notes due 2007. Our annual debt service obligation on these notes is approximately $3.8 million per year in interest payments. In June 2003, we sold $100.0 million aggregate principal amount of 2.0% senior subordinated convertible debentures due 2023. Our annual debt service obligation on these debentures is approximately $2.0 million per year in interest payments. In May and June 2004, we sold $150.0 million aggregate principal amount of 2.75% senior subordinated convertible notes due 2012. Our annual debt service obligation on these notes is approximately $4.1 million per year in interest payments. We may add additional lease lines to finance capital expenditures and/or may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further.

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

Within the last 24 months, our common stock has traded between $11.28 and $41.50 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Announcements and other events may have a significant impact on the market price of our common stock. For example, recent announcements and events related to the FDA’s review of Ranexa have caused significant volatility in the market price of our common stock.

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

We have entered into a common stock purchase agreement with Acqua Wellington, pursuant to which we may sell to Acqua Wellington up to $100.0 million of our common stock, or 5,686,324 shares of our common stock, whichever occurs first, at a discount of 3.8% to 5.8%, to be determined based on our market capitalization at the start of the draw-down period, unless we agree with Acqua Wellington to a different discount. Upon each sale of our common stock to Acqua Wellington under the purchase agreement, we have also agreed to pay Reedland Capital Partners, an Institutional Division of Financial West Group, Member NASD/SIPC, a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Acqua Wellington. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock by Acqua Wellington. The purchase agreement with Acqua Wellington provides that, at our request, Acqua Wellington will purchase a certain dollar amount of shares, with the exact number of shares to be determined based on the per share market price of our common stock over the draw-down period for such purchase. As a result, if the per share market price of our common stock declines over the draw-down period, Acqua Wellington will receive a greater number of shares for its purchase price, thereby resulting in further dilution to our stockholders and potential downward pressure of the price of our stock.

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

If any or all of our outstanding notes and debentures are converted into shares of our common stock, existing common stockholders will experience immediate dilution and, as a result, our stock price may go down.

Our convertible subordinated notes and senior subordinated convertible debentures are convertible, at the option of the holder, into shares of our common stock at varying conversion prices, subject to the satisfaction of certain conditions. We have reserved shares of our authorized common stock for issuance upon conversion of our outstanding convertible notes and convertible debentures. If any or all of our outstanding notes and debentures are converted into shares of our common stock, our existing stockholders will experience immediate dilution and our common stock price may be subject to downward pressure. If any or all of our notes and debentures are not converted into shares of our common stock before their respective maturity dates, we will have to pay the holders of such notes or debentures the full aggregate principal amount of the notes or debentures, as applicable, then outstanding. Any such payment would have a material adverse effect on our cash position. Alternatively, from time to time we might need to modify the terms of the notes and/or the debentures prior to their maturity in ways that could be dilutive to our stockholders, assuming we can negotiate such modified terms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and strive to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and marketable securities as “fixed-rate” if the rate of return on such instruments remains fixed over their term. These “fixed-rate” investments include U.S. government securities, commercial paper, asset backed securities, corporate bonds, and foreign bonds. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates. We classify our cash equivalents and marketable securities as “variable-rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. As of September 30, 2004, there have been no material changes in these market risks since December 31, 2003.

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

We have initiated a company-wide review of our internal controls over financial reporting as part of the process of preparing for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and as a complement to our existing overall program of internal controls over financial reporting. As a result of this on-going review, we have made numerous improvements to the design and effectiveness of our internal controls over financial reporting through the quarterly period ended September 30, 2004. We anticipate that improvements will continue to be made. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5. Other Information

Section 10A(i)(2) of the Securities Exchange Act of 1934, as added in Section 202 of the Sarbanes-Oxley Act of 2002, requires us to disclose the approval by our Audit Committee of any non-audit services to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or review of the financial statements of a company. Our Audit Committee has approved the engagement of Ernst & Young LLP for non-audit services relating to the performance of certain tax-related services (approximately $16,000 plus expenses) and to an on-line subscription service offered by Ernst & Young LLP (approximately $5,000).

Item 6. Exhibits

Exhibit Number
10.1	2000 Equity Incentive Plan, as amended.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CV THERAPEUTICS, INC.

Date: November 8, 2004	By:	/s/ LOUIS G. LANGE, M.D., PH.D.
Louis G. Lange, M.D., Ph.D. Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2004	By:	/s/ DANIEL K. SPIEGELMAN
Daniel K. Spiegelman Chief Financial Officer (Principal Financial and Accounting Officer)