Form 10-K
period 2004-12-31
CV THERAPEUTICS INC
filed 2005-03-14
CIK 921506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

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

Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $525,578,315 as of June 30, 2004.

The number of shares of Common Stock outstanding as of February 24, 2005 was 36,020,979.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement in connection with the Registrant’s 2005 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this report.

CV THERAPEUTICS, INC.

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “hope,” “may,” “will,” “plan,” “intend,” “estimate,” “could,” “should,” “would,” “continue,” “seek,” “pro forma” or “anticipate,” or other similar words (including their use in the negative), or by discussions of future matters such as our future clinical or product development, regulatory review of our products or product candidates, commercialization of our products, our financial performance, possible changes in legislation and other statements that are not historical. These statements include but are not limited to statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under the heading “Item 1. Business-Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.    Business

Overview

CV Therapeutics, Inc., headquartered in Palo Alto, California, is a biopharmaceutical company focused on the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. We apply advances in molecular biology and genetics to identify mechanisms of cardiovascular diseases and targets for drug discovery. We have four clinical development drug candidates, including our lead drug candidate Ranexa™ (ranolazine) for the potential treatment of chronic angina, which is subject to an approvable letter from the United States Food and Drug Administration, or FDA. We also have several preclinical programs whose objectives are to bring additional drug candidates into human clinical testing. In addition, we have entered into an agreement to co-promote ACEON® (perindopril erbumine) Tablets, an angiotensin converting enzyme inhibitor, or ACE inhibitor, with our partner Solvay Pharmaceuticals, Inc. in the United States.

In December 2004, the Company signed a co-promotion agreement with Solvay Pharmaceuticals to co-promote ACEON® in the United States. ACEON® is an ACE inhibitor with tissue activity approved in the United States for the treatment of hypertension. Also in December 2004, Solvay Pharmaceuticals submitted a supplemental new drug application, or sNDA, for ACEON® to the FDA seeking approval to market the product under a proposed label expansion. The FDA has granted priority review for the sNDA, with a regulatory action date in June 2005. The proposed label expansion is based on the EUROPA (EUropean trial on Reduction Of cardiac events with Perindopril in patients with stable coronary Artery disease) study which assessed the ability of perindopril to reduce cardiovascular death, nonfatal myocardial infarction and cardiac arrest in a broad population of patients who had stable coronary artery disease but not heart failure or substantial hypertension. In the EUROPA study, perindopril significantly reduced relative cardiovascular risk by 20% as assessed by the primary combined study endpoint of cardiovascular death, non-fatal myocardial infarction and cardiac arrest.

We are developing our lead drug candidate, Ranexa, for the potential treatment of chronic angina. Unlike current anti-anginal drug therapies, Ranexa appears to exert its anti-anginal activity without depending on reductions in heart rate or blood pressure. If approved by the FDA, Ranexa would represent the first new class of anti-anginal therapy in the United States in more than 25 years. In October 2003, the FDA sent us an approvable letter indicating that Ranexa is approvable, that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. In June 2004, we reached written agreement with the FDA on a protocol for a clinical trial of Ranexa which, if successful, could support the approval of Ranexa for the treatment of chronic angina in a restricted patient population. This agreement was reached under the FDA’s special protocol assessment, or SPA, process. We initiated this potentially approval-enabling study, called the Evaluation of Ranolazine In Chronic Angina, or ERICA, in August 2004 and completed patient enrollment in November 2004. Initial data from the ERICA study are expected in the second quarter of 2005. If the study is successful, we would expect to submit an amendment to our new drug application for Ranexa in the second half of 2005, seeking product approval from the FDA in a restricted patient population. In order to potentially broaden the product labeling for Ranexa, if any, over time, we also reached written agreement with the FDA in August 2004 on a separate SPA agreement for a study of Ranexa which could support potential approval of Ranexa as first-line therapy for patients suffering from chronic angina. In order to obtain potential approval as first-line angina therapy, under the SPA we also need to perform a separate successful clinical evaluation of higher doses of Ranexa. The study, if positive, also could result in the approval of Ranexa for the treatment and long-term prevention of acute coronary syndromes. The study, known as Metabolic Efficiency with Ranolazine for Less Ischemia in Non-ST Elevation Acute Coronary Syndromes, or MERLIN TIMI-36, began enrollment in October 2004 and is being conducted by the Harvard-based TIMI Study Group.

In March 2004, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency seeking approval of ranolazine for the treatment of chronic angina. The MAA was filed for review under the European regulatory authorities’ centralized procedure by our European subsidiary, CV Therapeutics Europe Limited.

Another one of our late stage compounds is regadenoson, a selective A2A-adenosine receptor agonist for potential use as a pharmacologic agent in myocardial perfusion imaging studies. We initiated a second double-blind Phase III clinical trial of regadenoson in April 2004. Data from one Phase III trial are expected in the third quarter of 2005, and data from the other Phase III trial are expected by the end of 2005.

Tecadenoson is a selective A1-adenosine receptor agonist for the potential reduction of rapid heart rate during atrial arrhythmias. Adentri™ is a selective A1-adenosine receptor antagonist for the potential treatment of congestive heart failure, and has been licensed to Biogen Inc. (now Biogen Idec Inc.). In addition, we have several on-going research and preclinical development programs whose objectives are to bring additional drug candidates into human clinical testing.

Business Strategy

Despite the development during the past 25 years of significant new therapies for patients with cardiovascular disease, heart disease remains one of the leading causes of death in the United States, claiming almost 1,000,000 lives in 2002. Cardiovascular diseases, including atherosclerosis (hardening of the arteries), hypertension (high blood pressure), and ischemia (lack of sufficient oxygen to the cells), may cause permanent damage to the heart and blood vessels, leading to angina, heart failure and myocardial infarction (heart attack).

Molecular cardiology is providing new insight into the mechanisms underlying cardiovascular diseases and creating opportunities for improved therapies. The key elements of our business strategy are as follows:

Identify, develop and commercialize drugs primarily within a single therapeutic area—cardiovascular disease

By focusing primarily on this single therapeutic area, we believe that we can be relatively efficient in our drug discovery, development and commercialization efforts. Our concentrated focus on cardiovascular disease enhances our efforts in the following areas:

•	Research—primary focus is on the molecular mechanisms of the cardiovascular system;

•	Clinical investigators—investigators in one trial may be candidates for future trials;

•	Consultants—thought leaders may be engaged for numerous internal programs;

•	Clinical expertise—key employees have extensive experiences with the treatment of patients with cardiovascular disease;

•	Regulatory—interactions are primarily with a single FDA division; and

•	Sales and marketing efficiency—marketing and promotion may focus primarily on the same cardiology specialists and other prescribing doctors.

Focus on small molecule drug candidates

Small molecule therapeutics can frequently be administered orally on an outpatient basis. By contrast, “large molecule” therapeutics, such as proteins or monoclonal antibodies, can very rarely be formulated to accommodate oral outpatient administration. In addition, our emphasis on small molecule therapeutics means that our drug candidates can be produced by conventional pharmaceutical manufacturing methods, using the established production capabilities of the contract pharmaceutical manufacturing industry.

In-licensing cardiovascular products with unique potential

We believe it is important to explore in-licensing opportunities to complement our expertise in cardiology. In December 2004, we entered into an agreement with Solvay Pharmaceuticals to co-promote ACEON® (perindopril erbumine) Tablets in the United States. ACEON® is an ACE inhibitor that is currently approved for the treatment of hypertension, and a supplemental new drug application has been submitted to the FDA for a label expansion based on data from the EUROPA outcomes study. We expect to continue to evaluate additional products for potential in-licensing or co-promotion.

Commercialize products, in part, through a concentrated sales and marketing effort using a cardiovascular specialty sales force

A focused commercialization effort can provide sales and marketing efficiencies. Patients that have severe cardiovascular conditions are often treated by cardiologists and other specialists. We believe that a relatively small number of specialists are responsible for a significant portion of the patient visits associated with prescriptions written for important cardiovascular conditions. We believe these market dynamics may make it possible to market and sell our products with a focused commercialization effort using a cardiovascular specialty sales force.

Product Portfolio

We have the following portfolio of product and product candidates:

Approved Product	Area of Development	Development Status
ACEON® (perindopril erbumine) Tablets	Hypertension	Marketed

	Cardiovascular event reduction	sNDA submitted

Products in Clinical Development
Ranexa™ (ranolazine)	Chronic angina	Approvable letter

	Acute coronary syndromes	Phase III

Regadenoson (CVT-3146)	Myocardial perfusion imaging	Phase III

Tecadenoson (CVT-510)	Acute heart rate control during atrial arrhythmias-PSVT	Phase III

	Acute heart rate control during atrial arrhythmias-atrial fibrillation	Phase II

Adentri™	Heart failure	Phase II

Preclinical Development Programs
Adenosine receptors	Cardiopulmonary disease, atrial arrhythmias, lipid metabolism, diabetes, metabolic syndrome, dyslipidemia, asthma, addiction	Preclinical

Late sodium current	Ischemic conditions	Preclinical

Reverse cholesterol transport	Atherosclerosis	Preclinical

In the table, under the heading “Development Status,” “Approvable letter” indicates that the FDA has reviewed the NDA and has issued an approvable letter, and that additional work is required before marketing approval can be obtained; “sNDA submitted” indicates that a supplemental new drug application seeking an expansion to the existing approved label has been submitted to the FDA, “Phase III” indicates evaluation of clinical efficacy and safety within an expanded patient population at geographically dispersed clinical trial sites; “Phase II” indicates clinical safety testing, dosage testing and initial efficacy testing in healthy volunteers and/or a limited patient population; “Phase I” indicates initial clinical safety testing in healthy volunteers or a limited patient population, or studies directed toward understanding the mechanisms or metabolism of the drug; “Preclinical” indicates the program has not yet entered human clinical trials. For purposes of the table, “Development Status” indicates the most advanced stage of development that has been completed or is in process.

Approved Product

ACEON® (perindopril erbumine) Tablets

ACEON® is an angiotensin converting enzyme inhibitor, or ACE inhibitor, with tissue activity. It is approved in the United States for the treatment of hypertension. ACEON® offers continuous 24-hour blood pressure control with once-daily dosing. ACEON® may be used alone or with other classes of antihypertensives.

Hypertension

In 2002, 65 million people in the United States were diagnosed with hypertension. Based on data collected in 1999-2000, approximately 70% of individuals with hypertension are aware of their condition, 60% are treated with drugs but only about 35% are controlled (meaning that their systolic blood pressure is less than 140 mmHg and their diastolic blood pressure is less than 90 mmHg). In the United States hypertension prevalence is expected to grow due to an aging population and increasingly sedentary life styles. Recent data from the Framingham Heart Study suggest that individuals who have normal blood pressure at age 55 have a 90% life-time risk for developing hypertension.

Current Pharmaceutical Approaches to Hypertension Treatment

Clinical outcomes trial data show that lowering blood pressure using several classes of drugs, including ACE inhibitors, angiotensin receptor blockers, beta-blockers, calcium channel blockers and thiazide-type diuretics, in addition to lifestyle modifications, such as physical activity, weight loss, and a healthy diet, will reduce the complications of hypertension. Since as many as two thirds of patients cannot achieve adequate blood pressure control with one drug, physicians frequently prescribe multiple drugs from different classes.

ACE Inhibitors

ACE inhibitors act to reduce hypertension by interfering with the conversion of angiotensin I in plasma to artery-constricting angiotensin II. Blocking the production of angiotensin II results in arterial vasodilation and an accompanying reduction in blood pressure. However, angiontensin II is also found in the lining of tissue, including blood vessels and the heart, and is believed to have additional effects on the pathology of coronary artery disease, beyond its effect on blood pressure. In fact, more than 90% of ACE is tissue-bound, with less than 10% of ACE found in plasma. The local production of angiotensin II in the inner lining of vessels is increased in response to injury, such as in the presence of high cholesterol, high blood pressure, diabetes, smoking, and during the aging process. Excess amounts of tissue angiotensin II produces oxidative stress in the vessel and can lead to a cascade of effects, including vasospasm, smooth muscle proliferation, thrombosis, inflammation and atherosclerosis.

While all ACE inhibitors block the renin-angiotensin system, certain ACE inhibitors, including ACEON®, have been shown to also have an enhanced affinity for tissue ACE. Tissue ACE inhibitors like ACEON® have physical and chemical properties that allow them to penetrate the fatty environment of atherosclerotic plaque more easily than ACE inhibitors which lack this quality.

ACE inhibitors currently are recommended as first-line therapy for hypertension in certain patient populations, because of their safety and efficacy. Recently, the seventh report of the Joint National Committee on Prevention, Detection, Evaluation, and Treatment of High Blood Pressure has recommended ACE inhibitors as one of the initial therapy choices for patients with hypertension and additional compelling co-morbidities such as heart failure, postmyocardial infarction, high coronary disease risk, diabetes, chronic kidney disease and recurrent stroke prevention. ACEON® is indicated only for the treatment of hypertension.

ACEON®

ACEON® is an ACE inhibitor indicated for the treatment of hypertension. It offers continuous 24-hour blood pressure control with once-daily dosing for hypertensive patients. ACEON® may be used alone or with other classes of antihypertensives. It is contraindicated in patients known to be hypersensitive to the product or to any other ACE inhibitors, and in patients with a history of angioedema related to previous treatment with an ACE inhibitor. ACEON® should not be used during pregnancy.

Tissue ACE inhibitors like ACEON® have physical and chemical properties that allow them to penetrate the fatty environment of vascular tissue and atherosclerotic plaque more easily than ACE inhibitors without this quality.

Under the terms of our co-promotion agreement with Solvay Pharmaceuticals, we are responsible for brand marketing activities and for establishing a cardiovascular specialty sales force to promote ACEON® in the United States. Solvay Pharmaceuticals will continue to handle the manufacturing and distribution of the product, and its primary care sales force also will continue to promote the product.

In Europe, perindopril is marketed under several brand names, including Coversyl®.

ACEON® Development Status

Perindopril has been launched in more than 100 countries. FDA approval for ACEON® was granted in December 1993 for the treatment of patients with hypertension either as monotherapy or in combination with other classes of anti-hypertensives, especially thiazide diuretics.

The EUROPA trial (EUropean trial on Reduction Of cardiac events with Perindopril in patients with stable coronary Artery disease), was a multicenter, randomized, double-blind, placebo-controlled outcomes trial in 12,218 patients with stable coronary disease and without heart failure or substantial hypertension. The study was designed to assess the ability of perindopril to reduce cardiovascular death, myocardial infarction, and cardiac arrest.

EUROPA showed that in this low-risk population with stable coronary heart disease and no apparent heart failure, perindopril significantly reduced relative cardiovascular risk by 20% as assessed by the primary combined study endpoint of cardiovascular death, non-fatal myocardial infarction and cardiac arrest. Treatment benefit was observed in patients taking lipid lowering therapy and beta-blockers.

The results of EUROPA were presented at the annual meeting of the European Society of Cardiology in 2003, and published in The Lancet in September 2003. In December 2004, Solvay Pharmaceuticals submitted a supplemental new drug application, or sNDA, for ACEON® to the FDA seeking approval to market the product under a proposed label expansion. FDA has granted priority review for the sNDA, with a regulatory action date in June 2005.

The Anglo-Scandinavian Cardiac Outcomes Trial, or ASCOT, was a multi-national study evaluating the effectiveness of a treatment regimen with the calcium channel blocker amlodipine with the ACE inhibitor perindopril compared to a treatment regimen with the beta blocker atenolol and the diuretic bendroflumethiazide in more than 19,000 patients with hypertension. The study was initiated in 1997 and was terminated prior to completion in December 2004 by the data safety monitoring board due to significant benefits observed in the amlodipine plus perindopril arm of the study. Preliminary results were presented at the 2005 American Congress of Cardiology Scientific Sessions. The study was not funded or conducted by us or by Solvay Pharmaceuticals.

Commercialization of ACEON®

In accordance with our co-promotion agreement with Solvay Pharmaceuticals, we plan to hire a cardiovascular specialty sales force to promote ACEON® in the United States, consisting of approximately 150-200 field sales personnel. We have already developed a senior sales and marketing team that has begun building and implementing portions of the key infrastructure that serves as the foundation for our field sales organization.

Clinical Product Candidates in Development

Ranexa™ (ranolazine)

Ranexa, or ranolazine, is a novel small molecule for the potential treatment of chronic angina. Unlike current anti-anginal drug therapies, ranolazine appears to exert its anti-anginal activity without depending on reductions in heart rate or blood pressure. We are developing Ranexa for the potential treatment of chronic angina because we believe Ranexa is safe and effective in treating angina and may reduce the frequency of angina attacks as well as the number of doses of short-acting nitroglycerin needed to relieve angina pain and discomfort. Ranexa does not appear to produce clinically meaningful changes in blood pressure or heart rate, and as a result, Ranexa may provide significant benefits for some patients. Based on the anti-ischemic properties we have observed in previous studies of Ranexa, we also are evaluating Ranexa for potential treatment and long-term prevention of acute coronary syndromes. Ranexa has not been approved for marketing by the FDA or any other regulatory authorities.

We have exclusive license rights to Ranexa in the United States and specified foreign territories outside Asia for use in all cardiovascular indications, including chronic angina, from Syntex (U.S.A.) Inc. (now Roche Palo Alto LLC).

Chronic Angina

Cardiovascular disease results from the accumulation of disease to the heart and vessels that may take decades to develop. Beginning in the early years of life, the impact of cardiovascular risk factors such as smoking, lipid disorders, physical inactivity, obesity and others may eventually cause the heart to become unable to respond adequately to the energy demands placed on it. For some patients with heart disease, this continuum of progressive events may ultimately result in premature death. Chronic angina is an overt—and often the first physically evident—manifestation of the heart disease continuum. The atherosclerotic plaque of coronary artery disease narrows the vessels that carry blood throughout the heart. Myocardial ischemia ensues, making the heart unable to receive enough oxygen-rich blood to respond to increased energy demands caused by physical activity or emotional stress. The debilitating pain or discomfort that many patients with chronic angina can experience may negatively impact physical functioning and, in turn, lead to reduced activity and decreased quality of life.

Chronic angina is a growing health problem, affecting millions of people, generally over the age of 55. Annually, it costs the United States tens of billions of dollars in healthcare services and lost work. According to the American Heart Association, 6.4 million people in the United States live with chronic angina, with an additional 400,000 people newly diagnosed each year. The U.S. Census Bureau projects that the over 55 population the group most at-risk for angina—will increase by approximately 70% over the next 25 years.

Current Pharmaceutical Approaches to Chronic Angina Treatment

Currently available drugs to treat chronic angina include beta-blockers, calcium channel blockers and long-acting nitrates, all of which decrease the heart’s demand for oxygen by lowering either heart rate, blood pressure and/or the strength of the heart’s contraction. These effects can limit or prevent the use of currently available drugs in patients whose blood pressure or cardiac function is already decreased, and can have negative impact on patients’ quality of life, especially when these drugs are used in combination.

Despite the use of currently available therapies, up to three-fourths of chronic angina patients in the United States still have angina symptoms, and some patients on multiple drugs continue to experience angina attacks. Adverse effects of drug therapy may include lower extremity edema associated with calcium channel blockers, impotence and depression associated with beta-blockers, and headaches associated with nitrates. Consequently, for some patients and physicians, presently available medical treatment may not relieve angina without unacceptable effects.

Ranexa—A Potential New Approach Without Depending On Reductions In Heart Rate Or Blood Pressure

The treatment of angina is suboptimal in many patients who cannot tolerate the currently available anti-anginal agents at doses sufficient to treat their symptoms fully, either because of their concomitant diseases, or because of the adverse effects intrinsic to the drugs themselves. We believe that a well tolerated anti-anginal drug which provides efficacy either by itself or in addition to that provided by existing agents, without further reducing blood pressure, heart rate and/or contractile function, would be a useful new tool to alleviate the burden of chronic angina. Such a drug would provide physicians with an additional option to treat patients who are symptomatic with angina but cannot tolerate reductions in blood pressure, heart rate or contractile performance or the slowing of atrio-ventricular nodal conduction caused by existing anti-anginals.

Preclinical research indicates that Ranexa is a selective late sodium current blocker. Because of Ranexa’s action to significantly reduce the late sodium current, it is believed to prevent sodium overload and subsequent calcium overload in the heart, which occur during both ischemia and heart failure but not under other conditions or in the normal heart. This in turn can preserve energy and mitochondrial function, improve contractility and diastolic function, and preserve proper ion balance during ischemia and/or heart failure. To our knowledge, Ranexa is the first selective late sodium current blocker in cardiovascular development. In our Phase III clinical trials of Ranexa, Ranexa did not produce clinically meaningful reductions in heart rate or blood pressure.

Ranexa Development Status

Our new drug application, or NDA, for Ranexa seeking FDA approval for the treatment of chronic angina was submitted to the FDA in December 2002. The NDA contained data from more than 3,300 angina patients and subjects, and from more than 25,000 electrocardiograms. Our two Phase III clinical trials of Ranexa, the Monotherapy Assessment of Ranolazine in Stable Angina trial, or MARISA, and the Combination Assessment of Ranolazine in Stable Angina trial, or CARISA, were randomized, double-blind, placebo controlled trials. MARISA evaluated Ranexa when used in patients who were not receiving other anti-anginal drugs. CARISA evaluated Ranexa when used in patients who were receiving either a beta-blocker or a calcium channel blocker. In both of these trials, Ranexa statistically significantly increased patients’ symptom-limited exercise duration at trough drug concentrations compared to placebo. Additionally, in CARISA, Ranexa significantly reduced the frequency of angina attacks and the use of nitroglycerin to relieve angina pain, both secondary endpoints of the study. In both of these trials, Ranexa had no clinically meaningful impact on heart rate or blood pressure, either at rest or following exercise. In these trials, the most common adverse events included dizziness, constipation, nausea, asthenia (weakness), headaches and dyspepsia (indigestion). Adverse event frequency increased as dose increased. In addition, small but statistically significant increases in the corrected QT measurement on the electrocardiogram, or QTc, were observed compared to placebo.

On October 30, 2003 we received an approvable letter from the FDA for our NDA for Ranexa for the treatment of chronic angina. In the approvable letter, the FDA indicated that Ranexa is approvable, that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. After a meeting with the FDA’s Cardiovascular and Renal Drugs Advisory Committee of the FDA and subsequent discussions with the FDA, we reached written agreement with the FDA in June 2004 on a protocol for a clinical trial of Ranexa which, if successful, could support the approval of Ranexa for the treatment of chronic angina in a restricted patient population. This agreement was reached under the FDA’s special protocol assessment, or SPA, process.

The SPA process creates a written agreement between the sponsoring company and the FDA concerning clinical trial design, clinical endpoints, study conduct, data analysis and other clinical trial issues. It is intended to provide assurance that if pre-specified trial results are achieved, they may serve as the primary basis for an efficacy claim in support of a new drug application. In general, these assessments are considered binding on the FDA as well as the sponsor unless public health concerns unrecognized at the time the SPA is entered into become evident or other new scientific concerns regarding product safety or efficacy arise. However, even with an SPA in place, the FDA retains broad discretion in interpreting the data and making regulatory decisions, and there is no guarantee of regulatory approval.

We initiated this potentially approval-enabling clinical study, known as the Evaluation of Ranolazine In Chronic Angina, or ERICA, in August 2004 and completed patient enrollment in November 2004. Initial data from the ERICA study are expected in the second quarter of 2005. ERICA is a multi-national, double-blind, randomized, placebo-controlled, parallel group study to evaluate the effectiveness of Ranexa (1000 mg twice daily) in approximately 500 patients with chronic angina who remain symptomatic despite daily treatment with the maximum labeled dose of amlodipine (10 mg daily), a calcium channel blocker approved for the treatment of chronic angina. Eligible patients were randomized to receive Ranexa 1000 mg or placebo twice daily, in addition to a daily dose of 10 mg of amlodipine, during a six week assessment period. Prior to entering the study, patients were required to have had at least two weeks of treatment with amlodipine 10 mg daily, with the discontinuation of other anti-anginal therapy for at least five days. Eligible patients must have had documented evidence of coronary artery disease or prior myocardial infarction, in addition to a diagnosis of chronic angina. Physicians were able to include long-acting nitrates as background therapy at the start of the study.

The primary efficacy endpoint of ERICA is angina frequency. Based on the reduction in angina frequency observed in the Phase III CARISA study, ERICA is estimated to be 95 percent powered to detect a statistically significant reduction in angina frequency due to Ranexa. In CARISA, Ranexa (1000 mg) reduced the frequency of angina by an average of 1.2 attacks per week, compared to placebo, in a secondary endpoint of the CARISA study.

Other objectives of ERICA are to gather additional data on the safety and tolerability of Ranexa and to learn more about the effect of Ranexa on nitroglycerin consumption during angina attacks and on quality of life.

If the ERICA study is successful, we would expect to submit an amendment to our Ranexa NDA to the FDA in the second half of 2005, seeking approval of Ranexa for the treatment of chronic angina in a restricted patient population.

In July 2004, we also reached written agreement with the FDA on a second, separate SPA for a study, the Metabolic Efficiency with Ranolazine for Less Ischemia in Non-ST Elevation Acute Coronary Syndromes study, or MERLIN TIMI-36. This SPA agreement defines a path to potential approval of Ranexa as first-line therapy in the chronic angina population. Under the SPA agreement, if statistical significance on the primary endpoint is achieved, Ranexa could gain approval for hospital-based and long-term prevention of acute coronary syndromes. In addition, under the same SPA agreement, if treatment with Ranexa is not associated with an adverse trend in death or arrhythmia compared to placebo, the study could support potential approval of Ranexa as first-line chronic angina therapy, even if statistical significance on the primary endpoint is not achieved. However, in order to obtain potential approval as first-line angina therapy, under the SPA we also need to perform a separate successful clinical evaluation of higher doses of Ranexa.

The MERLIN TIMI-36 study was initiated in October 2004 and is being conducted by the Harvard-based TIMI Study Group.

MERLIN TIMI-36 is a multi-national, double-blind, randomized, placebo-controlled, parallel-group clinical trial designed to evaluate the efficacy and safety of Ranexa during acute and long-term treatment in approximately 5,500 patients with non-ST elevation acute coronary syndromes treated with standard therapy. The primary efficacy endpoint in MERLIN TIMI-36 is time to first occurrence of any element of the composite of cardiovascular death, myocardial infarction or recurrent ischemia in patients with non-ST elevation acute coronary syndromes receiving standard therapy. The study also is evaluating the safety of long-term treatment with Ranexa compared to placebo.

Within 48 hours of the onset of angina due to acute coronary syndromes, eligible hospitalized patients are enrolled in the study and randomized to receive intravenous Ranexa or placebo, followed by long-term outpatient treatment with oral Ranexa or placebo. All patients also receive standard therapy during both hospital-based and outpatient treatment. The oral doses of Ranexa used in MERLIN TIMI-36 have been studied in previous Phase III clinical trials.

In addition to performing periodic safety assessments, an independent data safety monitoring board overseeing MERLIN TIMI-36 will conduct a blinded interim efficacy analysis, based on the endpoint of cardiovascular death, which is anticipated to occur after approximately half of the specified cardiovascular events have been observed. A p-value of 0.001 would be required to stop the study early at the time of the interim efficacy analysis. We believe it would be unlikely for MERLIN TIMI-36 to achieve this with only approximately half of the patients enrolled, and so we do not expect the study to be stopped at the time of the interim efficacy analysis. In addition, a blinded interim assessment of sample size also will occur, which will permit the overall study size to expand to approximately 6,500 patients if the overall mortality rate needed to complete the study is significantly lower than anticipated.

The study’s duration will be event driven. It is expected to continue until 730 cases of cardiovascular death, myocardial infarction or severe recurrent ischemia have been observed, and 310 deaths from any cause have occurred. Approximately 500 to 600 study sites worldwide are expected to enroll patients. Based on historical clinical trial information from the TIMI Study Group, preliminary data could be available by the end of 2006.

In March 2004, we filed a Marketing Authorization Application, or MAA, seeking approval of ranolazine for the treatment of chronic angina with the European Medicines Agency. The MAA was filed for review under the European regulatory authorities’ centralized procedure by our European subsidiary, CV Therapeutics Europe Limited.

While we believe that the safety and efficacy of Ranexa have been well characterized as part of our clinical development program, the final determination of the safety and efficacy of Ranexa will be made by the FDA and other relevant health authorities. Ranexa has not been determined by the FDA or any other regulatory authorities to be safe or effective in humans for any use.

Potential Commercialization of Ranexa

We have exclusive license rights to Ranexa in the United States and specified foreign territories outside Asia, for use in all cardiovascular indications. If approved, we expect to commercialize Ranexa in the United States. Our European subsidiary is assessing commercial strategies in the various European markets.

Regadenoson

The diagnosis of coronary artery disease can present challenges to cardiologists and other practitioners. One of the most common methods for diagnosing coronary artery disease is the exercise treadmill test, during which patients exercise on a treadmill to stress the heart while connected to an electrocardiogram. The observation of specific changes in the electrocardiogram, with or without the development of chronic angina pain or discomfort, signals the need for additional testing to confirm the presence of coronary artery disease. The ability of some patients to complete an exercise treadmill test may be limited because of long-term physical inactivity and/or concomitant illness such as arthritis, peripheral vascular disease, or heart failure. Myocardial perfusion imaging stress tests offer an effective alternative for the diagnosis of coronary artery disease in these types of patients. Regadenoson is an A2A-adenosine receptor agonist for potential use as a pharmacologic stress agent in myocardial perfusion imaging test, or MPI stress tests.

Myocardial Perfusion Imaging Studies

MPI stress tests are usually performed in a nuclear medicine clinic. Medication is administered to the patient that temporarily increases coronary blood flow through the heart, mimicking the heart’s physical response to the increased energy demand caused by exercise. Once the equivalent of maximal exercise is reached, a small amount of a radioactive substance is injected into the bloodstream to highlight the vessels. A photograph of the area is then taken by a camera that specifically detects the distribution of radioactive substance in the heart during stress. Additional photographs are taken of the heart “at rest.” If the photographs of the heart during stress and at rest show the same level of perfusion through the heart, then the test result is normal. However, if a perfusion defect is seen in the photograph of the stressed heart while the photograph of the heart at rest appears normal, then it is possible the defect is the result of a partial blockage caused by an atherosclerotic plaque associated with coronary artery disease, signaling the need for additional testing to confirm the diagnosis. In 2002, approximately 7.8 million patients underwent MPI stress tests. Of those, approximately 3.4 million, or more than 40%, required a pharmacologic agent to generate maximum coronary blood flow because peripheral vascular disease, arthritis or other limiting medical conditions prevented them from exercising on the treadmill. There are other approaches for diagnosing coronary artery disease, including electrocardiogram, electron beam computed tomography (for detecting and quantifying coronary calcification), echocardiography (echo), and coronary angiography.

Current Approaches to Increasing Coronary Blood Flow During Myocardial Perfusion Imaging Studies

MPI stress tests use pharmacological agents to increase coronary blood flow of the heart as if it were responding to the demands of physical exercise. Traditional agents used have included dipyridamole and adenosine. Both agents are administered to patients by intravenous infusion with the aid of a pump. Both of these agents act nonspecifically on the heart. While they are very effective at increasing coronary blood flow, their nonspecificity may also produce undesirable and uncomfortable side effects. For example, dipyridamole is most commonly associated with chest pain, headache, and dizziness. The long half-life of dipyridamole requires lengthy patient monitoring following the procedure. Adenosine, while it has a short half-life, activates all adenosine receptor subtypes and, as a result, may cause flushing, dyspnea, and headache. The activation of other adenosine receptor subtypes may also cause sustained decreases in blood pressure (hypotension), reduced heart rate, and heart block. Adenosine is contraindicated in patients with asthma because of the risk of bronchoconstriction with the use of this agent.

Potential Treatment with Regadenoson

Regadenoson is a selective A2A-adenosine receptor agonist administered by an intravenous bolus (without the use of a pump) that stresses the heart by increasing coronary blood flow as if the heart were responding to the demands of physical exercise. Importantly, the selective and specific action of regadenoson on the A2A-adenosine receptor potentially avoids the side effects caused by the less specific action of traditional agents. Bolus administration of regadenoson as well as its short half-life may also allow for more efficient administration of the MPI stress test.

Regadenoson Development Status

We announced the results of a Phase II open-label study designed to evaluate the effect of a single, rapid intravenous bolus of various doses of regadenoson on coronary blood flow velocity at the 2002 American Heart Association Scientific Sessions. Regadenoson caused a dose-dependent increase in coronary blood flow velocity that was at, or near, peak within 30 to 40 seconds of administration. The doses of regadenoson producing the maximal response similar to adenosine were also determined. Regadenoson was generally well-tolerated. Associated side effects were mild and self-limiting, and included chest discomfort, headaches, increased heart rate, dizziness, hypotension, flushing, and shortness of breath.

The results of a second Phase II trial of regadenoson were announced at the 2003 American Heart Association Scientific Sessions. This study was designed to evaluate the ability of regadenoson to produce an increase in coronary blood flow and to accurately detect the presence of coronary artery disease, compared with adenosine. MPI stress tests were performed in all subjects under stress and at rest with both agents. The results of adenosine and regadenoson tests were similar in both visual and quantitative methods for detecting myocardial ischemia, and a dose-dependent effect by regadenoson was not observed.

In October 2003, we initiated a pivotal Phase III trial of regadenoson. This on-going study is a double-blind trial of regadenoson in patients undergoing a myocardial perfusion imaging study. We initiated a second double-blind Phase III clinical trial of regadenoson in April 2004. Data from one Phase III trial are expected in the third quarter of 2005, and data from the other Phase III trial are expected by the end of 2005.

Regadenoson has not been determined by the FDA or any other regulatory authorities to be safe or effective in humans for any use.

Tecadenoson

Tecadenoson is a selective A1-adenosine receptor agonist for the potential reduction of rapid heart rate during acute atrial arrhythmias. Atrial arrhythmias are characterized by abnormally rapid heart rates, and include the conditions of atrial fibrillation, atrial flutter and paroxysmal supraventricular tachycardias, or PSVT. Tecadenoson acts selectively on the conduction system of the heart to slow electrical impulses and may offer a new approach to rapid and sustained control of acute atrial arrhythmias by reducing heart rate without lowering blood pressure. We have completed a Phase III trial of tecadenoson in patients with PSVT and have conducted Phase II trials in patients with atrial fibrillation and atrial flutter.

Tecadenoson Development Status

We have completed a Phase III trial of patients with paroxysmal supraventricular tachycardias, or PSVT, who were given tecadenoson. In this Phase III trial, all five dosing regimens of tecadenoson tested converted patients with PSVT back into a normal heart rhythm (p<0.0005 versus placebo). The most frequent adverse symptom was paresthesia, a tingly sensation, and there was no apparent dose-dependent increase in any adverse symptom following administration of tecadenoson. In an earlier Phase II trial of patients with atrial fibrillation or flutter, tecadenoson appeared to reduce heart rate from baseline without clinically meaningful changes in blood pressure. As expected, based on the pharmacology of the study drug, dose dependent, transient and clinically insignificant atrial ventricular block was observed shortly after conversion across the highest three doses of tecadenoson. Hemodynamic parameters such as blood pressure and heart rate were not adversely affected by tecadenoson.

We are currently involved in very limited development activity with tecadenoson. Tecadenoson has not been determined by the FDA or any other regulatory authorities to be safe or effective in humans for any use.

Adentri™ Program

Adentri™ is a selective A1-adenosine receptor antagonist for the potential treatment of heart failure. Heart failure occurs when a diseased heart is so weak that the ventricle is unable to effectively fill with blood or pump blood to the rest of the body. Fatigue, shortness of breath, and fluid accumulation are common symptoms of heart failure. The corresponding reduction in blood flow through the body can also impair the ability of the kidneys to clear fluid wastes. The left ventricle is most commonly affected, and coronary artery disease is a common cause of heart failure.

Some currently available therapies for heart failure may also tend to negatively impact kidney function. Preclinical and clinical trials indicate that A1-adenosine receptor antagonists may increase the kidneys’ ability to clear fluid wastes without decreasing other kidney functions. Thus, we believe that A1-adenosine receptor antagonists have the potential to be a new type of therapy for the treatment of heart failure.

In March 1997, we licensed the rights to our A1-adenosine receptor antagonist technology, patents and compounds to Biogen, Inc. (now Biogen Idec Inc.). Biogen’s efforts in this area are referred to as the Adentri™ program. Under these agreements, Biogen has an exclusive worldwide license to develop, manufacture and commercialize any A1-adenosine receptor antagonists developed either by Biogen or us based on our patents or our technology. Under the license, Biogen is responsible for funding all development and commercialization expenses related to the Adentri program.

Adentri Development Status

Biogen has conducted Phase I and Phase II studies of BG9928, a backup licensed compound, in both oral and intravenous formulations for the potential treatment of acute and chronic heart failure. We understand that Biogen is exploring additional studies under its development program.

Under the Adentri program to date, no licensed compound has been determined by the FDA or any other regulatory authorities to be safe or effective in humans for any use.

Preclinical Research and Development

Our research and development team is working to create new product opportunities through our expertise in molecular cardiology, and we have several preclinical research programs.

Adenosine Receptors

Adenosine is a small molecule that is naturally present in the body and has many actions in many different organs. Its effects on cells are the responses to activation by adenosine of cell-surface proteins called receptors. There are four types of adenosine receptors: A1, A2A, A2B and A3. Activation of these receptors initiates cascades of cellular biochemical events that result in specific changes of important cell functions, such as ion transport, electrical and contractile activity, and secretion of hormones and other small molecules.

The effects of adenosine on the heart are protective and serve as the basis for our regadenoson and tecadenoson programs. Adenosine’s effect to decrease the release of fatty acids from adipose tissue serves as the rationale for our program to investigate the use of an adenosine-like drug to decrease free fatty acids and blood triglyceride levels. Adenosine’s effects to increase inflammatory responses in the asthmatic lung and in relation to addictive behavior and withdrawal are the basis for our programs to design antagonists of these actions for treatment of inflammatory lung diseases and addiction, respectively. The goal of our adenosine programs is to further investigate additional therapeutic effects of both activation and blockade of adenosine receptors.

Late Sodium Current

We believe that inhibition of the late sodium current can reduce sodium overload and minimize calcium overload. This in turn can preserve energy and mitochondrial function, restore contractility and diastolic function, and preserve proper ion balance. We are building upon our scientific knowledge in this field to identify novel, orally bioavailable blockers of the late sodium current that may be effective in the treatment of chronic angina and the acute and chronic treatment of HF. We have discovered several novel, proprietary compounds under this program. The goal of our late sodium current program is to further characterize the therapeutic potential and to discover new, proprietary potential products.

Reverse Cholesterol Transport

Our scientists and collaborators were one of several laboratories to discover that the ABCA1 protein is the rate limiting protein responsible for removal of cholesterol from the walls of blood vessels and atherosclerotic plaque, a process called reverse cholesterol transport. The activation of ABCA1 leads to an increase in high density lipoprotein, or HDL. Roughly one half of heart attacks occur in patients with low levels of HDL, known as the “good” form of cholesterol. The goal of our reverse cholesterol transport program is to discover a new proprietary potential product that will reduce the overall atherosclerotic burden in patients with cardiovascular disease.

Collaborations and Licenses

We have established, and intend to continue to establish, strategic partnerships to potentially expedite the development and commercialization of our products. In addition, we have licensed, and intend to continue to license, chemical compounds from academic collaborators and other companies. Our key collaborations and licenses currently in effect include:

University of Florida Research Foundation

In June 1994, we entered into a license agreement with the University of Florida Research Foundation, Inc. under which we received exclusive worldwide rights to develop A1-adenosine receptor antagonists and agonists for the detection, prevention and treatment of human and animal diseases. In consideration for the license, we paid an initial license fee and are obligated to pay royalties based on net sales of products that utilize the licensed technology. Under this agreement, we must exercise commercially reasonable efforts to develop and commercialize one or more products covered by the licensed technology. In the event we fail to reach certain milestones under the agreement, the University of Florida Research Foundation may convert the exclusive license into a non-exclusive license. In March 1997, we sublicensed our rights under this license that relate to A1-adenosine receptor antagonists to Biogen.

Roche

In March 1996, we entered into a license agreement with Syntex (U.S.A.) Inc. (now Roche Palo Alto LLC) covering United States and foreign patent rights to ranolazine and related know how for the treatment of angina and other cardiovascular indications. Roche provided initial quantities of the compound for use in clinical trials and related development activities. The license agreement is exclusive and worldwide except for the following countries which are licensed exclusively to Kissei Pharmaceuticals, Ltd. of Japan: Japan, Korea, China, Taiwan, Hong Kong, the Philippines, Indonesia, Singapore, Thailand, Malaysia, Vietnam, Myanmar, Laos, Cambodia and Brunei.

Under our license agreement, we paid an initial license fee, and are obligated to make certain payments to Roche, upon receipt of the first and second product approvals for Ranexa in any of the following major market countries: France, Germany, Italy, the United States and the United Kingdom. As of December 31, 2004, we had not terminated this agreement and therefore will be required to pay Roche, by March 31, 2005, $7.0 million plus interest accrued thereon from May 1, 2002, until the date of payment. As of December 31, 2004, we accrued the $7.0 million payment and associated $3.1 million accrued interest. These amounts are included within the consolidated statement of operations as research and development expenses. Unless the agreement is terminated, if the second product approval in one of the major market countries occurs after May 1, 2004, but before March 31, 2006, we will make a second payment of $7.0 million plus interest accrued thereon from May 1, 2004, until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries has not occurred by March 31, 2006, we will pay Roche $3.0 million on or before March 31, 2006, and if we receive the second product approval after March 31, 2006, we will pay Roche $4.0 million within 30 days after the date of such second product approval. No amounts have been accrued at December 31, 2004 beyond the first payment discussed above. In addition, we will owe royalty payments based on net sales of products, if approved, that utilize the licensed technology. We are required to use commercially reasonable efforts to develop and commercialize the product for angina.

We or Roche may terminate the license agreement for material uncured breach, and we have the right to terminate the license agreement at any time on 120 days notice if we decide not to continue to develop and commercialize ranolazine.

Biogen Idec

In March 1997, we entered into research collaboration and license agreements with Biogen, Inc. (now Biogen Idec Inc.) which grant Biogen the exclusive worldwide right to develop and commercialize any products that are produced based on our A1-adenosine receptor antagonist patents or technologies (including our rights under the University of Florida Research Foundation license) for all indications. Biogen’s efforts in this area are referred to as the Adentri™ program. In February 2000, based on results of a Phase II clinical trial, Biogen announced its intention to continue with the Adentri program, but with a backup licensed compound. Biogen owes certain milestone payments in connection with the successful completion of certain development and commercialization milestones relating to licensed products, and is obligated to pay royalties on any sales of licensed products covered by the agreements. Biogen has control and responsibility for conducting, funding and pursuing all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of licensed products under the agreements.

Biogen may terminate the agreements for any reason upon 60 days written notice. If Biogen terminates the agreements, all rights to the technology we licensed to Biogen will revert to us. In addition, we will receive a non-exclusive license to certain technology of Biogen, and we will owe Biogen a royalty on future sales of any A1-adenosine receptor antagonist products under the agreements.

Fujisawa Healthcare

In July 2000, we entered into a collaboration with Fujisawa Healthcare, Inc. to develop and market second generation pharmacologic myocardial perfusion imaging stress agents. Under this agreement, Fujisawa received exclusive North American rights to regadenoson, a short acting selective A2A-adenosine receptor agonist, and to a backup compound. We received $10.0 million from Fujisawa consisting of a $6.0 million up-front payment, which is being recognized as revenue over the expected development term of the agreement, and $4.0 million for the sale of 54,270 shares of our common stock. In September 2001, based on initiating a Phase II clinical trial for regadenoson, Fujisawa paid us a $2.0 million milestone payment. In November 2003, based on initiating a Phase III trial of regadenoson in October 2003, Fujisawa paid us a $3.0 million milestone payment. We may receive up to an additional $19.0 million in cash based on other development and regulatory milestones such as certain regulatory filings and approval. In addition, Fujisawa reimburses us for 75% of our development costs and we reimburse Fujisawa for 25% of their development costs. If the product is approved by the FDA, we will receive a royalty based on product sales of regadenoson and may receive a royalty on another product sold by Fujisawa.

Fujisawa may terminate the agreement for any reason on 90 days written notice, and we may terminate the agreement if Fujisawa fails to launch a product within a specified period after marketing approval. In addition, we or Fujisawa may terminate the agreement in the event of material uncured breach, or bankruptcy or insolvency.

Solvay Pharmaceuticals

In December 2004, we entered into an agreement with Solvay Pharmaceuticals to co-promote ACEON® (perindopril erbumine) Tablets, an angiotensin-converting enzyme inhibitor, or ACE inhibitor, with tissue activity, in the United States. Under the agreement, we are responsible for brand marketing activities and for establishing a cardiovascular specialty sales force to promote the product. Under the agreement, Solvay Pharmaceuticals continues to handle the manufacturing and distribution of the product, and its primary care sales force continues to promote the product.

There are no upfront payments by either party associated with the co-promotion agreement. Solvay Pharmaceuticals records as revenue all sales of ACEON®. For all product sales above a specified baseline, there is a multi-tiered revenue-sharing structure, and on average, we receive a share of sales of approximately 50-60% of sales above the baseline. These economic terms are subject to adjustment if the FDA approves a generic to perindopril in the United States, or if we do not meet our minimum marketing and promotional commitments, or if we allow Solvay Pharmaceuticals to provide at least a specified number of details and that turns out to be the majority of product details in any given year.

Under the co-promotion agreement, we are Solvay Pharmaceuticals’ exclusive co-promotion partner in the United States, and we have agreed not to market any other ACE inhibitor or any angiotensin receptor blocker until our marketing and promotional commitments under the agreement have expired or been terminated.

The period during which we must satisfy marketing and promotional commitments under the co-promotion agreement expires, unless earlier terminated, on the earlier of November 2008 or the date a generic to perindopril is approved by the FDA, if any, although if patent protection for the product is extended beyond November 2009, we have the option to extend the term of our commitments provided that Solvay Pharmaceuticals obtains an extension of its United States license rights to the product. Immediately following the expiration of this period of our marketing and promotional commitments under the agreement, there is a residual term of three years, which is extended to four years if the FDA does not approve the supplemental new drug application for the product relating to the EUROPA study by November 2005. During the residual term, all of the agreement terms remain in effect except that we will no longer be required to meet any minimum marketing and promotional commitments, although to the extent we continue to market and promote the product we will be entitled to the same compensation as before the residual term. Assuming there is no extension of or successful challenge to the product’s patent protection, no FDA approval of a generic to perindopril, and no earlier termination of the agreement, the co-promotion agreement expires in November 2011, or in November 2012 if the FDA does not approve the supplemental new drug application for the product relating to the EUROPA study by November 2005.

Either party may terminate the co-promotion agreement in the event of material uncured breach, and we may terminate the agreement for any reason on 180 days advance written notice.

Marketing and Sales

We are currently expanding our own sales and marketing capabilities to co-promote ACEON® in the United States. If Ranexa is approved by the FDA, we expect to further expand our sales and marketing capabilities and resources. In 2003, we hired a limited number of marketing and sales personnel, and in late 2004 we started hiring additional personnel in connection with the commercialization of ACEON®. In 2005 we plan to deploy approximately 150-200 cardiovascular specialty sales personnel in connection with the ACEON® co-promotion arrangement.

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

Pursuant to our co-promotion agreement, Solvay Pharmaceuticals is responsible for the manufacturing and distribution of ACEON®, and in turn is dependent on third parties for the manufacture of the product for sale and sampling. If regadenoson is approved for marketing in the United States, Fujisawa Healthcare will be responsible for the manufacturing and distribution of regadenoson, and in turn will be dependent on third parties for the manufacture of the product for sale and sampling.

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

We own multiple patents issued by and/or patent applications pending with the United States Patent and Trademark Office, or US PTO, and foreign patent authorities relating to our technology, including related to our clinical programs, Ranexa, regadenoson and tecadenoson. We have received issued patents from the US PTO claiming methods of using various sustained release formulations of ranolazine (including the formulation tested in our two pivotal human clinical trials for Ranexa) for the treatment of chronic angina. These patents expire in 2019. We also have a license from Syntex (U.S.A.) Inc. (now Roche Palo Alto LLC) in specified territories, which gives us exclusive rights to specified patents issued to Roche by the US PTO and foreign patent authorities related to Ranexa for use in developing and commercializing Ranexa for cardiovascular indications. The United States compound patent relating to Ranexa expired in 2003. However, we have received several interim patent term extensions under the Hatch-Waxman Act, which we intend to continue to renew annually, and if the NDA for Ranexa is approved we plan to reapply on a permanent basis for patent term extension. At such time we expect to be able to receive an extension under the Hatch-Waxman Act, which we anticipate would extend the patent protection relating to Ranexa to May 2008. In addition to patent term extension, because ranolazine is a new chemical entity, under applicable United States laws we expect exclusivity for five years from the date of first FDA approval of Ranexa for the ranolazine compound. Regadenoson is the subject of two United States patents that expire in 2019. Tecadenoson is the subject of a United States patent that expires in 2016.

In addition, we have acquired from the University of Florida Research Foundation, Inc., and in turn have granted to Biogen an exclusive worldwide license to issued patents and pending patent applications relating to A1-adenosine receptor antagonists. Our exclusive worldwide license from the University of Florida Research Foundation, Inc. also covers certain patents claiming A1-adenosine receptor agonists.

The active ingredient in ACEON® is perindopril. Perindopril and its use in the treatment of hypertension is covered by an issued United States patent which provides compound coverage and expires in November 2009.

Government Regulation

United States Regulation of Drug Compounds

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

The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include preclinical laboratory testing, formulation studies, the submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before clinical testing may commence in the United States, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the product candidate for each indication for which it is being tested.

Preclinical tests include laboratory evaluations of chemistry and formulation, as well as animal studies to assess the pharmacology and toxicology of the product candidate. The conduct of the preclinical tests and the chemistry, manufacture and testing of our product candidates must comply with federal regulations and requirements. Results of preclinical testing are submitted to the FDA as part of an IND.

Clinical studies involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators. Clinical studies must be conducted in compliance with federal regulations and requirements, under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. For clinical studies conducted in the United States, a study protocol must be submitted to the FDA as part of the IND. The study protocol and informed consent information for patients participating in clinical studies must also be approved by an institutional review board for each institution where the studies will be conducted. In addition, the FDA may, at any time, impose a clinical hold on clinical studies. If the FDA imposes a clinical hold, clinical studies cannot be initiated or continued without FDA authorization and then only under terms the FDA authorizes.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the product candidate into healthy human subjects or a limited number of patients, the product candidate is tested to assess metabolism, pharmacokinetics, pharmacologic effects and safety. Phase II usually involves studies in healthy subjects or a limited patient population to determine dose tolerance and the optimal dosage regimen, identify potential adverse effects and safety risks and provide preliminary support for the efficacy of the product candidate for the indication being studied.

If a product candidate appears to be effective and to have an acceptable safety profile in earlier testing, Phase III trials are undertaken to further evaluate clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. There can be no assurance that Phase I, Phase II or Phase III testing of our product candidates will be completed successfully within any specified time period, if at all.

After completion of the required clinical testing, a marketing application called a new drug application, or NDA, is generally prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of virtually all clinical and preclinical testing and the compilation of data relating to the product’s chemistry, manufacture and testing.

The FDA has 60 days from its receipt of the NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination of whether the NDA is adequate to undertake review. Additional time may pass before the FDA formally notifies the sponsoring company whether the application will be reviewed. Once the submission is accepted for review, the FDA conducts an in-depth review of the NDA. As part of its review process, the FDA usually requests additional information and/or clarification regarding information already provided in the submission. Such requests can significantly extend the review period for the NDA, particularly if the FDA requests additional information and/or clarification that is not readily available, or requires additional studies or other time-consuming responses to requests. During the later stages of the review process, the FDA may refer the NDA to the appropriate outside advisory committee, typically a panel of clinicians, for review, evaluation and recommendations as to whether the application should be approved or other matters. The FDA is not bound by the recommendations of any of its advisory committees.

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

The FDA may decide not to approve an NDA for a new product candidate for a wide variety of reasons, including, without limitation, failure to demonstrate adequate product safety and/or efficacy. In such circumstances the FDA would typically require additional testing or information in order to satisfy the regulatory criteria for approval.

Regulation by the FDA and other government authorities is also a significant factor in the marketing and promotion of drug products in the United States. Under the Food, Drug and Cosmetic Act, among other things the FDA approves all product labeling. The FDA also can review promotional materials and activities and may publicly object and require corrective actions. In addition to the Food, Drug and Cosmetic Act, the FDA has issued many detailed regulations and guidances applicable to the marketing and promotion of drug products. Failure to comply with FDA’s many applicable requirements may subject a company to a variety of sanctions, including even product seizure.

In addition to FDA oversight, the marketing and promotion of drug products is also subject to a complex web of other federal and state laws, regulations and guidances, including federal and state antikickback and false claims statutes and regulations, and the federal Prescription Drug Marketing Act and related regulations. Applicable state laws and regulations also include state licensure requirements relating to facilities, drug distribution or drug sampling. Failure to comply with these many complex legal requirements can result in significant sanctions and penalties, both civil and criminal.

Our ability to sell drugs will also depend on the availability of reimbursement from government and private insurance companies.

Foreign Regulation of Drug Compounds

In countries outside the United States, approval of a product by foreign regulatory authorities is typically required prior to the commencement of marketing of the product in those countries, whether or not FDA approval has been obtained. The approval procedure varies among countries and can involve additional testing. The time required may differ from that required for FDA approval. In general, countries outside the United States have their own procedures and requirements, many of which are just as burdensome, time-consuming and expensive as those in the United States. Thus, there can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed.

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

Regulatory approval of prices is generally required in most foreign countries, including many countries in Europe.

Hazardous Materials

Our research and development processes and manufacturing activities involve the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposing of hazardous materials and waste products.

Competition

The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid and significant technological change. If Ranexa is approved by the FDA, it will compete with several classes of existing drugs for the treatment of chronic angina. For example, there are over fifty companies currently marketing generic and/or branded anti-anginal drugs (beta-blockers, calcium channel blockers and nitrates) in the United States, and additional potential angina therapies may be under development. In the United States there are over ten companies currently marketing generic and/or branded pharmacologic stress agents, and at least two potential A2A-adenosine receptor agonist compounds that could compete with regadenoson are under development. In addition, over ten companies are currently marketing generic and/or branded drugs in the United States for the treatment of acute atrial arrhythmias, and at least one A1-adenosine receptor agonist compound that could compete with tecadenoson may be under development. Surgical treatments such as coronary artery bypass grafting and percutaneous coronary intervention can be another option for angina patients. In addition, we are aware of companies that are developing products that may compete with our other drug candidates. ACEON® is a member of the highly competitive class of drugs known as ACE inhibitors. There currently are eleven ACE inhibitors approved in the United States, some of which are generic. There are other drug classes to treat hypertension, including angiotensin receptor blockers, beta-blockers, calcium channel blockers and thiazide-type diuretics.

We believe that the principal competitive factors in the potential markets for ACEON®, Ranexa, regadenoson, tecadenoson and Adentri will include:

•	the length of time to regulatory approval;

•	approved product labeling, including in the case of ACEON® obtaining an approved label including an expanded indication and the EUROPA study data;

•	risk management requirements;

•	product performance;

•	product price;

•	product supply;

•	formulary acceptance;

•	marketing and sales resources and capabilities, including competitive promotional activities; and

•	enforceability of patent and other proprietary rights.

We believe that we and our collaborative partners are or will be competitive with respect to these factors. Nonetheless, because we have not yet fielded a sales force to co-promote ACEON® with Solvay Pharmaceuticals, and because our other products are still under development, our relative competitive position in the future is difficult to predict.

Employees

As of January 31, 2005, we employed 265 individuals full-time. Of our full-time work force, 156 employees are engaged in or directly support research and development activities and 109 are engaged in sales, marketing and general and administrative activities. Our employees are not represented by a collective bargaining agreement. We believe that our relations with our employees are good.

Available Information

We make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our director and officers’ Section 16 reports, and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the EDGAR website directly to our reports. Our website address is www.cvt.com. Information on our website is not incorporated by reference and does not form a part of this report.

RISK FACTORS

Risk Factors Relating to Our Business

We expect to continue to operate at a loss, and we may never achieve profitability.

We have experienced significant operating losses since our inception in 1990, including net losses of $107.8 million in 2002, $111.0 million in 2003 and $155.1 million in 2004. As of December 31, 2004, we had an accumulated deficit of $584.6 million. Since our inception, we have been engaged in research, development and pre-commercialization activities. In December 2004 we entered into a co-promotion arrangement with Solvay Pharmaceuticals with respect to the ACE inhibitor ACEON®, pursuant to which we will start to market and promote our first approved product. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capability. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in operating losses for the foreseeable future. We have not generated any product revenues to date, and even after we generate product-related revenues relating to ACEON® and other approved products, if any, we may never achieve or sustain profitability. For example, we expect that our marketing and sales costs will significantly increase as we start to co-promote ACEON® in the United States in 2005, and we do not expect to obtain sufficient revenues from ACEON® alone to achieve or sustain profitability.

If Solvay Pharmaceuticals does not receive FDA marketing approval for the supplemental new drug application relating to ACEON®, or if we do not receive FDA marketing approval for the new drug application relating to Ranexa, the significant amounts of capital that we are spending to prepare for the commercialization of ACEON® or the potential commercialization of Ranexa would be lost.

We are spending significant amounts of capital to provide and/or enhance infrastructure and headcount in order to market and promote ACEON® under our co-promotion agreement with Solvay Pharmaceuticals. While ACEON® is currently approved by the FDA for the treatment of essential hypertension, there have been only minimal product sales to date in the United States. Solvay Pharmaceuticals has submitted to the FDA a supplemental new drug application for the product relating to outcomes data from the EUROPA study that, if approved, could expand the approved labeling for the product. If the FDA does not approve the supplemental new drug application for ACEON®, or if the FDA approves the application with restrictive product labeling, or if we are not successful in increasing the market acceptance of ACEON®, this would increase our cash requirements, increase the volatility of our stock price and result in additional operating losses. Our ACEON®-related operating expenditures include building and maintaining our sales and marketing infrastructure, and hiring, training, retaining and funding ongoing operations of a national cardiovascular specialty sales force of approximately 150-200 personnel.

In addition to our investments in connection with the ACEON® co-promotion arrangement, we have made and are continuing to invest significant amounts of capital in connection with the potential launch of Ranexa. If we receive positive data from the ERICA study of Ranexa in a restricted angina patient population, we would expect the level of our operating expenses to increase substantially in connection with the potential market launch of Ranexa. Initial data from the ERICA study are expected in the second quarter of 2005. Our previous and on-going investments in preparation for the potential launch of Ranexa could be lost if we do not receive marketing approval for Ranexa in the United States. In addition, if FDA approval of Ranexa is delayed, we will incur additional commercialization expenses at a later date to prepare for a delayed launch of Ranexa, if any. Our Ranexa commercialization efforts include further building our sales and marketing infrastructure, increasing our marketing communications efforts, building product inventory and planning for additional hiring in the event of positive ERICA data. We spent approximately $55.0 million on marketing activities from January 1, 2002 through December 31, 2004, which primarily related to Ranexa.

The loss of these investments would harm our business, increase our cash requirements and result in additional operating losses and a substantial decline in our stock price.

If we are unable to secure additional financing, we may be unable to complete our research and development activities or successfully commercialize any of our products.

We may require substantial additional funding in order to complete our research and development activities and commercialize any of our products, including ACEON® and Ranexa. In the past, we have financed our operations primarily through the sale of equity and debt securities. We have generated no product revenue and do not expect to generate sufficient product-related revenues through our United States co-promotion of ACEON® alone to achieve or sustain profitability. We currently estimate that our total net loss for the first half of 2005 will be approximately $110.0 million to $120.0 million. For at least the next 12 months, we expect to be able to fund our current operations from cash, cash equivalents and marketable securities, which totaled $404.5 million as of December 31, 2004. However, we may require additional funding prior to that time.

Our need for additional funding will depend on many factors, including, without limitation:

•	the amount of revenue, if any, that we are able to obtain from any approved products, and the time and costs required to achieve those revenues;

•	the timing, scope and results of preclinical studies and clinical trials;

•	the size and complexity of our programs;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs of launching our products;

•	the costs of commercializing our products, including marketing, promotional and sales costs;

•	the costs of manufacturing or obtaining preclinical, clinical and commercial materials;

•	our ability to establish and maintain strategic corporate partnerships, such as our arrangement with Solvay Pharmaceuticals and our arrangement with Fujisawa Healthcare, Inc.;

•	competing technological and market developments;

•	the costs involved in filing, prosecuting and enforcing patent claims; and

•	scientific progress in our research and development programs.

Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may, among other things:

•	have to delay, scale back or eliminate some or all of our research and/or development programs;

•	have to delay, scale back or eliminate some or all of our commercialization activities;

•	lose rights under existing licenses;

•	have to relinquish more of, or all of, our rights to product candidates on less favorable terms than we would otherwise seek; and

•	be unable to operate as a going concern.

If additional funds are raised by issuing equity securities, our existing stockholders will experience dilution. There may be additional factors that could affect our need for additional financing. Many of these factors are not within our control.

Our operating results are subject to fluctuations that may cause our stock price to decline.

As we transition from a research and development-focused company to a company with commercial operations and product related revenues, we expect that our operating results will fluctuate in the future. Our revenues will be unpredictable and may fluctuate due to many factors, many of which we cannot control. For example, factors affecting our revenues presently or in the future could include:

•	timing and success of product launches by us and our partners;

•	level of demand for our products, including physician prescribing habits;

•	wholesaler buying patterns;

•	reimbursement rates or policies;

•	government regulation;

•	increased competition from new or existing products, including lower-priced generic products;

•	changes in our contract manufacturing activity, including the availability or lack of commercial supplies of products and samples for promotion and distribution;

•	timing of non-recurring license fees and the achievement of milestones under new and existing license and collaborative agreements; and

•	our product marketing, selling and pricing strategies and programs.

With respect to our co-promotion arrangement relating to ACEON®, in addition to the foregoing factors that may affect product-related revenues under the arrangement, there are provisions in our agreement that could have that effect. For example, amount of product-related revenues we receive under the agreement will be modified if the FDA approves a generic to perindopril in the United States, or if we do not meet our minimum marketing and promotional commitments under the agreement. In addition, the product-related revenues we receive will be affected by the pricing of the product, which is controlled by Solvay Pharmaceuticals, subject to specified limitations in the agreement.

In addition, our expenses, including payments owed by us under licensing, collaborative or manufacturing arrangements, are unpredictable and may fluctuate from quarter to quarter. We believe that quarter-to-quarter comparisons of our operating results are not a good indicator of our future performance and should not be relied upon to predict our future performance. It is possible that, in the future, our operating results in a particular quarter or quarters will not meet the expectations of securities analysts or investors, causing the market price of our common stock to decline.

Our failure to manage our rapid growth could harm our business.

We have experienced rapid growth and expect to continue to expand our operations over time. As we perform under the co-promotion arrangement relating to ACEON®, continue to test Ranexa in clinical trials and prepare for the potential commercialization of this product candidate, if approved, continue to conduct clinical trials for our other product candidates and continue our drug discovery efforts, we have added personnel in many areas, including operations, sales, marketing, regulatory, clinical, finance, information systems and other general and administrative functions. Our growth can be measured by our increasing headcount and total operating expenses. As of January 31, 2003, 2004 and 2005, we employed 205, 261 and 265 individuals, respectively, on a full-time basis. In addition, for the fiscal years ended December 31, 2002, 2003 and 2004, our total operating expenses were $118.2 million, $121.3 million and $167.5 million, respectively. In connection with the co-promotion of ACEON® and the potential launch of Ranexa if we receive positive data from our approval-enabling ERICA study in a restricted angina patient population, we expect additional significant growth in our personnel, training and facility-related expenses, including the hiring and training of a national cardiovascular specialty sales force. We may not manage this growth effectively, which would harm our business and cause us to incur higher operating costs. If rapid growth continues, it may strain our operational, managerial and financial resources.

The commercialization of our products is substantially dependent on our ability to develop effective sales and marketing capabilities.

Our successful commercialization of ACEON® and, if approved, Ranexa will depend on our ability to establish an effective sales and marketing organization. We have begun the process of hiring additional marketing personnel and our first national cardiovascular specialty sales force to promote ACEON®. Recruiting, hiring, training, deploying and retaining a national sales force and additional marketing personnel, however, is very expensive, complex and time-consuming, and could delay our ability to co-promote ACEON®, or our ability to launch Ranexa, if approved, or any other approved product. We do not know whether we will be able to develop these capacities in a timely fashion, if at all. If we are unable to develop effective marketing and sales capabilities, we will not gain market acceptance for our approved products.

The successful commercialization of our products is substantially dependent on the successful and timely performance of our strategic corporate partners and other vendors, over whom we have little control.

Our key corporate partnerships, collaborations and licenses include the following:

•	University of Florida Research Foundation—a 1994 license agreement under which we received patent rights to develop and commercialize new potential drugs known as A1-adenosine receptor antagonists and agonists;

•	Syntex (U.S.A.) Inc. (now Roche Palo Alto LLC)—a 1996 license agreement under which we received rights to develop and commercialize ranolazine for the treatment of angina and other cardiovascular indications;

•	Biogen Inc. (now Biogen Idec Inc.)—1997 collaboration and license agreements under which we granted Biogen worldwide rights to develop and commercialize new potential drugs based on certain A1-adensoine receptor antagonist patents and technologies, including our rights under the University of Florida Research Foundation license relating to A1-adenosine receptor antagonists;

•	Fujisawa Healthcare Inc.—a 2000 collaboration and license agreement to develop and commercialize second generation pharmacologic cardiac stress agents, including regadenoson; and

•	Solvay Pharmaceuticals, Inc.—a 2004 co-promotion agreement under which we agreed to co-promote ACEON® in the United States with Solvay Pharmaceuticals.

The successful commercialization of our ACEON®, regadenoson and Adentri™ programs will depend significantly on the efforts of our corporate partners for each of these programs. For instance, under our co-promotion agreement for ACEON® in the United States, Solvay Pharmaceuticals is responsible for the manufacture, distribution and development of ACEON®, including any potential label expansion. Solvay Pharmaceuticals is also responsible for promoting ACEON® to primary care physicians in the United States, and is responsible for supplying product samples to support all promotional efforts. Under our agreement with Fujisawa, Fujisawa is responsible for the commercial manufacture and distribution, marketing and sales of regadenoson in North America. Under our agreements with Biogen, Biogen is responsible for worldwide development, approval, marketing and sales of any product that results from the Adentri™ program.

We cannot control the amount and timing of resources that any of our strategic partners devote to these programs. Conflicting priorities may cause any of our strategic partners to deemphasize our programs or to pursue competing technologies or product candidates. In addition, these arrangements are each complex, and disputes may arise in the future between the parties, which could lead to delays in the development or commercialization of the products involved. If Solvay Pharmaceuticals fails to perform its obligations under the co-promotion agreement with us relating to ACEON®, we would receive less or even no product-related revenues under the arrangement. If Fujisawa fails to successfully manufacture, market and sell regadenoson in North America, if approved, under our agreement with them, we would receive less or even no-product-related revenues under the arrangement. To the extent that we enter into additional co-promotion or other commercialization arrangements in the future, our revenues will depend upon the efforts of third parties over which we will have little control.

Our successful commercialization of ACEON® and Ranexa, if approved, will also depend on the performance of numerous third-party vendors over which we have little control. For example, we will rely on third-party vendors to manufacture and distribute Ranexa, if approved, and to administer any physician sampling programs relating to ACEON® or Ranexa, if approved. As a result, our level of success in commercializing ACEON® and Ranexa, if approved, will depend significantly on the efforts of these third parties.

Our products, even if approved by the FDA or foreign regulatory agencies, may not achieve market acceptance and revenues.

If the supplemental new drug application and expanded product labeling for ACEON® is approved by the FDA, or if Ranexa or any of our other product candidates is approved by the FDA or foreign regulatory authorities, but such product(s) fail to achieve market acceptance, our product sales and our ability to become profitable in the future will be adversely affected. Many factors may affect the rate and level of market acceptance of ACEON® in the United States, or of Ranexa or any of our other product candidates, if approved, including:

•	our ability to provide acceptable evidence of the product’s safety, efficacy, cost-effectiveness and convenience compared to that of competing products or therapies;

•	product labeling claims approved by regulatory authorities;

•	the perception of physicians and other members of the healthcare community of the product’s safety, efficacy, cost-effectiveness and convenience compared to that of competing products or therapies;

•	patient and physician satisfaction with the product;

•	the effectiveness of our sales and marketing efforts and those of our strategic corporate partners, including Solvay Pharmaceuticals and Fujisawa;

•	the size of the market for the product;

•	any publicity concerning the product or similar products;

•	the introduction, availability and acceptance of competing treatments, including lower-priced generic products;

•	the availability and level of third-party reimbursement for the product;

•	the success of ongoing development work relating to the products, particularly in the case of Ranexa, which is in two ongoing clinical trials;

•	new data or adverse event information relating to the product and any resulting regulatory scrutiny;

•	our ability to satisfy post-marketing safety surveillance responsibilities and safety reporting requirements;

•	whether or not regulatory authorities impose risk management programs on the product, which can vary widely in scope, complexity, and impact on market acceptance of a product, and can include education and outreach programs, controls on the prescribing, dispensing or use of the product, and/or restricted access systems;

•	the continued availability of third parties to manufacture and distribute the product and product samples on acceptable terms, and the continued ability to manufacture commercial-scale quantities of the product successfully and on a timely basis;

•	the outcome of patent or product liability litigation, if any, related to the product; and

•	regulatory developments relating to the development, manufacture, commercialization or use of the product.

For example, we believe that the level of market acceptance of our products will depend in part on our ability to obtain favorable labeling claims from regulatory authorities, which have broad discretion in approving the labeling for products. Approved product labeling, if any, will have a direct impact on our marketing, promotional and sales programs. Unfavorable labeling will restrict our marketing, promotional and sales programs, which would adversely affect market acceptance of our products. The FDA will determine what expanded product labeling, if any, to approve for ACEON® based on the outcomes data generated in the EUROPA study, and the FDA may not provide an approval, or may approve only restrictive product labeling.

In addition, regulatory authorities approve product labeling with reference to the preclinical and clinical data that form the basis of the product approval, and as a result the scope of approved labeling is generally impacted by the available data. For example, if Ranexa receives an initial marketing approval in the United States based on the trials conducted to date as well as data from the ERICA trial, we would expect that the approved product labeling would be for a restricted patient population, which would be only a portion of the overall angina patient population. The special protocol assessment, or SPA, that we agreed on with the FDA for the ERICA trial does not contain a draft label for Ranexa or otherwise contain any other agreements relating to potential product labeling. As a result, we are uncertain regarding what approved product labeling we could obtain in the event of positive ERICA data and FDA approval of the product. The approved product label, if any, for Ranexa could be either very restrictive or less restrictive or anywhere in between, and as a result will impact the size of the potential market for Ranexa. In addition, any approval of Ranexa for broader use with angina patients will require successful completion of our MERLIN-TIMI 36 clinical trial and a separate successful clinical evaluation of higher doses of Ranexa.

Our ability to compete successfully in our market will also directly affect the market acceptance of our products. The pharmaceutical and biopharmaceutical industries, and the market for cardiovascular drugs in particular, are intensely competitive. For example, ACEON® is one of eleven ACE inhibitors available in the United States. ACEON® and any of our other products that receive regulatory approval will compete with well-established, proprietary and generic cardiovascular therapies that have generated substantial sales over a number of years and are widely used by health care practitioners. We plan to deploy a national cardiovascular specialty sales force of approximately 150-200 personnel. We do not know if this sales force will be sufficient in size or scope to compete successfully in the marketplace. Among other factors, we may not be able to gain sufficient access to healthcare practitioners, which would have a negative effect on our ability to promote our products and gain market acceptance.

In addition to direct competition, our products will also have to compete against the promotional efforts of other products in order to be noticed by physicians and patients. The level of promotional effort in the pharmaceutical and biopharmaceutical markets has increased substantially. Market acceptance of our products will be affected by the level of promotional effort that we are able to provide for our products. The level of our promotional efforts will depend in part on our ability to recruit, train, deploy and retain an effective sales and marketing organization, as well as our ability to secure additional financing. We cannot assure you that the level of promotional effort that we will be able to provide for our products, or the levels of additional financing we are able to secure, if any, will be sufficient to obtain market acceptance of our products.

Even after a product has been approved for commercial sale, if we or others identify previously known or unknown side effects, approval could be withdrawn or sales of the product could be significantly reduced.

If we or others identify previously unknown side effects of ACEON® or any other approved product, or if any already known, side effect becomes a more serious concern than was previously thought on the basis of new data or other developments, or if manufacturing problems occur:

•	sales of the product may decrease significantly;

•	regulatory approval may be withdrawn;

•	we may decide to withdraw the product from the market;

•	reformulation of the product, additional pre-clinical or clinical studies, changes in labeling of the product or changes to or re-approvals of our or other party’s manufacturing facilities may be required;

•	our reputation in the marketplace may suffer; and

•	lawsuits, including class action suits, may be brought against us.

Any of the above occurrences could harm or prevent sales of ACEON® or any other approved product or could increase the costs and expenses of commercializing it. For example, if we or others observe that Ranexa, if approved, is associated with arrhythmias, then Ranexa could be withdrawn from the market, even though there have been no cases of arrhythmias reported to date in the studies of Ranexa.

If we are unable to compete successfully in our market, it will harm our business.

There are many existing drug therapies approved for the treatment of the diseases targeted by our products, and we are also aware of companies that are developing new potential products that will compete in the same markets as our products. For example, in the United States, there are presently ten generic and/or branded ACE inhibitors that compete with ACEON®. In addition, there are over fifty companies currently marketing generic and/or branded anti-anginal drugs (beta-blockers, calcium channel blockers and nitrates) in the United States, and additional potential therapies may be under development, that could compete with Ranexa. In the United States there are over ten companies currently marketing generic and/or branded pharmacologic stress agents, and at least two potential A2A-adenosine receptor agonist compounds that could compete with regadenoson are under development. In addition, over ten companies are currently marketing generic and/or branded drugs in the United States for the treatment of acute atrial arrhythmias, and at least one A1-adenosine receptor agonist compound that could compete with tecadenoson may be under development. There may also be potentially competitive products of which we are not aware. Many of these potential competitors may have substantially greater product development capabilities and financial, scientific, marketing and sales resources. Other companies may succeed in developing products earlier or obtaining approvals from regulatory authorities more rapidly than either we or our corporate partners are able to achieve. Potential competitors may also develop products that are safer, more effective or have other potential advantages compared to those under development or proposed to be developed by us and our strategic corporate partners. In addition, research and development by others could render our technology or our products obsolete or non-competitive.

Failure to obtain adequate reimbursement from government health administration authorities, private health insurers and other organizations could materially adversely affect our future business, market acceptance of our products, results of operations and financial condition.

Our ability and the ability of our existing and future strategic corporate partners to market and sell our products will depend significantly on the extent to which reimbursement for the cost of our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third party payers and governmental health administration authorities are increasingly attempting to limit and/or regulate the price of medical products and services, especially branded prescription drugs. For example, under the Medicare Prescription Drug Improvement and Modernization Act of 2003, Medicare benefits will be primarily provided through private entities that will attempt to negotiate price concessions from pharmaceutical manufacturers, which may increase pressure to lower prescription drug prices. The full impact of this new law on our business as it relates ACEON® and to our product candidates that are not yet approved, including Ranexa, is not yet clear to us, and the impact will depend in part on specific decisions regarding the level of coverage provided for the therapeutic categories in which our products are included, the terms on which such coverage is provided, and the extent to which preference is given to selected products in a category. These changes in Medicare reimbursement could have a negative effect on the revenue, if any, that we derive from sales of any of our products. In addition, the increased emphasis on managed healthcare in the United States will put additional pressure on the pricing and usage of any of our products, which may adversely affect product sales and revenues.

Even if our products are deemed to be safe and effective by regulatory authorities, third party payers and governmental health administration authorities may direct patients to generic products or other lower-priced therapeutic alternatives. Some third-party payers establish a preference for selected products in a category and provide higher levels of coverage for preferred products. For example, this is done by establishing higher co-payments for non-preferred products. We cannot predict the ultimate availability or amount of reimbursement for ACEON® or our potential product candidates, including Ranexa, or how they will or would be positioned relative to competing products. Current reimbursement policies may change at any time. If reimbursement for ACEON® or our potential product candidates, including Ranexa, changes adversely, or if we fail to obtain reimbursement, health care providers may limit how much or under what circumstances they will prescribe or administer them. This could result in lower product sales and lower product revenues.

Significant uncertainty exists as to the reimbursement status of newly approved health care products. In addition, for sales of our products in Europe, we will be required to seek reimbursement approvals on a country-by-country basis. We cannot be certain that any products approved for marketing will be considered cost effective, that reimbursement will be available, or that allowed reimbursement will be adequate. In addition, payers’ reimbursement policies could adversely affect our or any strategic corporate partners’ ability to sell our products on a profitable basis.

Our customer base may be highly concentrated.

We expect that our principal customers will be wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation,

control a significant share of the market in the United States. The loss or bankruptcy of any of these customers could materially and adversely affect our future results of operations and financial condition.

Guidelines and recommendations published by various organizations may affect the use of our products.

Government agencies issue regulations and guidelines directly applicable to us and to our products. In addition, professional societies, practice management groups, private health/science foundations, and organizations involved in various diseases from time to time publish guidelines or recommendations to the health care and patient communities. These various sorts of recommendations may relate to such matters as product usage, dosage, route of administration, and use of related or competing therapies. These organizations have in the past made recommendations about our products or products that compete with our potential products, such as the recommendations of the Joint National Congress, relating to the treatment of hypertension. These sorts of recommendations or guidelines could result in decreased use of our products. In addition, the perception by the investment community or stockholders that any such recommendations or guidelines will result in decreased use of our products could adversely affect the market price of our common stock.

We may be required to defend lawsuits or pay damages in connection with the alleged or actual violation of healthcare statutes such as fraud and abuse laws, and our corporate compliance programs can never guarantee that we are in compliance with all relevant laws and regulations.

Our commercialization efforts in the United States are subject to various federal and state laws pertaining to pharmaceutical promotion and healthcare fraud and abuse, including the Food, Drug and Cosmetic Act, the Prescription Drug Marketing Act, and federal and state anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to offer or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify safe harbors or exemptions for types of payment arrangements that do not violate the anti-kickback statutes. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products, and those of our corporate partners such as Solvay Pharmaceuticals and Fujisawa, will be subject to scrutiny under these laws and regulations. Violations may be punishable by significant criminal and/or civil fines and other penalties, as well as the possibility of exclusion of the approved product from governmental healthcare programs (including Medicare and Medicaid). If the government were to allege against or convict us or any of our employees of violating these laws, there could be a material adverse effect on our business, including our stock price. Similarly, in the case of ACEON® under our co-promotion arrangement, if the activities of Solvay Pharmaceuticals become subject to investigation or sanction, our ability to continue to commercialize the product or obtain revenues from its sale could be seriously impaired or stopped altogether.

Our activities and those of our corporate partners could be subject to challenge for many reasons, including the broad scope and complexity of these laws and regulations and the high degree of prosecutorial resources and attention being devoted to the sales practices of pharmaceutical companies by law enforcement authorities. During the last few years, several companies have paid multi-million dollar fines for alleged violation of these laws, and other companies are under active investigation. Although we are in the process of developing and implementing corporate compliance programs as part of our commercialization preparations relating to ACEON® and other potential products including Ranexa, if approved, we cannot assure you that we or our employees, directors or agents are or will be in compliance with all laws and regulations. If we fail to comply with any of these laws or regulations, various negative consequences could result, including the termination of clinical studies, the failure to gain regulatory approval of a product candidate, restrictions on our products or manufacturing processes, withdrawal of the approved product from the market, exclusion of the approved product from governmental healthcare programs (including Medicare and Medicaid), significant criminal and/or civil fines or other penalties, and costly litigation. In addition, our efforts to comply with these laws will be time-consuming and expensive.

Under our co-promotion arrangement relating to ACEON®, Solvay Pharmaceuticals can terminate the agreement due to our uncured material breach, which could include our failure to comply with applicable laws and regulations relating to our commercialization efforts relating to ACEON®.

We have no manufacturing facilities and will depend on third parties to manufacture our products.

We do not operate any manufacturing facilities, and we currently lack the resources and capability to manufacture any of our products ourselves on a clinical or commercial scale. As a result, we are dependent on corporate partners, licensees, contract manufacturers or other third parties for the manufacturing of clinical and commercial scale quantities of all of our products.

For example, under our co-promotion agreement with Solvay Pharmaceuticals, Solvay Pharmaceuticals is responsible for the manufacture and distribution of ACEON®, and product samples, and in turn is dependent on third parties for the manufacture of the active pharmaceutical ingredient and the drug product. We also have entered into several agreements with third party manufacturers relating to Ranexa, including for commercial scale or scale-up of bulk active pharmaceutical ingredient, tableting, packaging and supply of a raw material component of the product. We currently rely on a single supplier at each step in the production cycle of Ranexa. In addition, under our agreement with Fujisawa relating to regadenoson, Fujisawa is responsible for the commercial manufacture and supply of regadenoson, if approved, and in turn is dependent on third parties for the manufacture of the active pharmaceutical ingredient and the drug product. The successful co-promotion of ACEON®, and the successful commercial launch of Ranexa and regadenoson, if approved, are each dependent on these arrangements, and could be affected by any delays or difficulties in performance on the part of Solvay Pharmaceuticals or Fujisawa or their respective third party manufacturers, in the case of ACEON® or regadenoson, or our third party manufacturers in the case of Ranexa, including the failure of any manufacturers to supply product on a timely basis or at all, to manufacture our product in compliance with product specifications or applicable quality or regulatory requirements, or to manufacture products or samples in volumes sufficient to meet market demand.

Furthermore, we and some of our third party manufacturers, laboratories and clinical testing sites must pass pre-approval inspections of facilities by the FDA and corresponding foreign regulatory authorities before obtaining marketing approvals, including in connection with the review of the supplemental new drug application relating to ACEON® and for the new drug application relating to Ranexa. Manufacturing facilities remain subject to periodic inspection by the FDA and other domestic and foreign regulatory authorities after product approval. We cannot guarantee that any such inspections will not result in compliance issues that could prevent or delay marketing approval, or require us to expend money or other resources to correct. In addition, we or our third party manufacturers will be required to adhere to stringent federal regulations setting forth current good manufacturing practices for pharmaceuticals. These regulations require, among other things, that we manufacture our products and maintain our records in a carefully prescribed manner with respect to manufacturing, testing and quality control activities. In addition, drug product manufacturing facilities in California must be licensed by the State of California, and other states may have comparable requirements. We cannot assure you that we will be able to obtain such licenses.

Any delay in the development of any of our drug product candidates will harm our business.

All of our product candidates in development require preclinical studies and/or clinical trials, and will require regulatory review and approval, prior to commercialization. Any delays in the development of our product candidates would delay our ability to seek and obtain regulatory approvals, increase our cash requirements, increase the volatility of our stock price and result in additional operating losses. One potential cause of a delay in product development is a delay in clinical trials. Many factors could delay completion of our MERLIN-TIMI 36 clinical trial of Ranexa or our other clinical trials, including, without limitation:

•	slower than anticipated patient enrollment;

•	difficulty in obtaining sufficient supplies of clinical trial materials; and

•	adverse events occurring during the clinical trials.

The MERLIN TIMI-36 clinical trial of Ranexa is a large and expensive clinical study, and any delay in its conduct or completion could adversely affect our statements of operations.

We may be unable to maintain our proposed schedules for investigational new drug applications, which are regulatory filings made by a drug sponsor to the FDA to allow human clinical testing in the United States, and equivalent foreign applications and clinical protocol submissions to the FDA and other regulatory agencies, and our proposed schedules for initiation and completion of clinical trials, as a result of FDA or other regulatory action or other factors, such as lack of funding, the occurrence of adverse safety effects or other complications that may arise in any phase of a clinical trial program.

Furthermore, even if our clinical trials occur on schedule, the data and results may differ from those obtained in preclinical studies and earlier clinical trials. Clinical trials may not demonstrate sufficient safety or efficacy to obtain the necessary marketing approvals. For example, although our previous two phase III trials of Ranexa had positive results, this does not ensure that our ERICA or MERLIN TIMI-36 studies of Ranexa will also achieve positive results, due to many factors including, but not limited to, differences in entry criteria, study design and study population and the inherent variability of clinical trial results.

All of our products in development require regulatory review and approval prior to commercialization. Any delay in the regulatory review or approval of any of our products in development will harm our business.

All of our products in development require regulatory review and approval prior to commercialization. Any delays in the regulatory review or approval of our products in development would delay market launch, increase our cash requirements, increase the volatility of our stock price and result in additional operating losses.

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. We may not be able to maintain our proposed schedules for the submission of any new drug application in the United States or any marketing approval application or other foreign applications for any of our products. If we submit any new drug application, including any amended new drug application or supplemental new drug application, to the FDA seeking marketing approval for any of our products including any expanded product labeling, the FDA must decide whether to either accept or reject the submission for filing. We cannot be certain that any of these submissions will be accepted for filing and reviewed by the FDA, or that our marketing approval application submissions to European regulatory authorities or any other marketing applications submitted to other foreign authorities will be accepted for filing and review by those authorities. We cannot be certain that we will be able to respond to any regulatory requests during the review period in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our products will receive a favorable recommendation from any FDA advisory committee or foreign regulatory bodies or be approved for marketing or expanded product labeling by the FDA or foreign regulatory authorities. In addition, delays in approvals or rejections of marketing applications including product labeling expansions such as for ACEON® may be based upon many factors, including regulatory requests for additional analyses, reports, data and/or studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and/or the emergence of new information regarding our products or other products.

Data obtained from preclinical and clinical studies are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our products. For example, some drugs that prolong the QT interval, which is a measurement of specific electrical activity in the heart as captured on an electrocardiogram, carry an increased risk of serious cardiac rhythm disturbances, or arrhythmias, while other drugs that prolong the QT interval do not carry an increased risk of arrhythmias. Small but statistically significant mean increases in the QT interval were observed in clinical trials of Ranexa. QT interval measurements are not precise and there are different methods of calculating the corrected QTc interval, which is the QT interval as adjusted for heart rate. This uncertainty in the measurement and calculation of the QT and QTc intervals can contribute to different interpretations of these data. The clinical significance of the changes in QTc interval observed in clinical trials of Ranexa remains unclear, and other clinical and preclinical data do not suggest that Ranexa significantly pre-disposes patients to arrhythmias. Regulatory authorities may interpret the Ranexa data differently, which could delay, limit or prevent regulatory approval of Ranexa. For example, in its October 2003 approvable letter relating to the new drug application for Ranexa, the FDA indicated that additional clinical information is needed prior to approval, in part because of the FDA’s safety concerns in light of the effect of Ranexa to prolong the QTc interval. European regulatory authorities may have similar concerns which would delay or prevent their approval of the product.

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

In addition to the Ranexa new drug application in the United States, we have filed a marketing approval application seeking marketing approval for ranolazine for the treatment of chronic angina with the European Medicines Agency. The approval process in Europe is different from the process in the United States. For example, clinical trials that are accepted by the FDA in support of a new drug application may not be accepted by the European Medicines Agency. Similarly, clinical trials that are accepted by the European Medicines Agency in support of a new drug application may not be accepted by the FDA. In addition, approval of a product in one jurisdiction is no guarantee that any other regulatory authorities will also approve it. We intend to file applications for regulatory approval of our products in various foreign jurisdictions from time to time in the future. However, we have not received any regulatory approvals in any foreign jurisdiction for the commercial sale of any of our products.

While we have negotiated two special protocol assessment agreements with the FDA relating to our Ranexa program, these agreements do not guarantee any particular outcome from regulatory review of the product, including any approvals.

The FDA’s special protocol assessment, or SPA, process creates a written agreement between the sponsoring company and the FDA regarding clinical trial design, clinical endpoints, study conduct, data analyses and other clinical trial issues. It is intended to provide assurance that if pre-specified trial results are achieved, they may serve as the primary basis for an efficacy claim in support of a new drug application. However, the SPA agreement is not a guarantee of a product approval. In particular, it is not binding on the FDA if public health concerns unrecognized at the time the SPA is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if the sponsor company fails to comply with the agreed upon trial protocols. Even after an SPA is finalized, the SPA may be changed by the sponsor company or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA. In addition, because SPAs are relatively new, much uncertainty exists as to the benefits, if any, that a drug sponsor may derive from entering into an SPA with the FDA. We do not know how the FDA will interpret its commitments under the SPA agreements that it has entered into with us, or how it will interpret the data and results from the ERICA and MERLIN TIMI-36 studies covered by our SPA agreements, or whether Ranexa will receive any approvals as a result of our SPA agreements with the FDA.

In December 2002, we submitted a new drug application for Ranexa to the FDA for the potential treatment of chronic angina. In October 2003, we received an approvable letter from the FDA in which the FDA indicated that Ranexa is approvable, that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. In June 2004, we announced that we reached written agreement with the FDA on a protocol for a clinical trial of Ranexa which, if successful, could support the approval of Ranexa for the treatment of chronic angina in a restricted patient population, which we expect would be only a portion of the overall angina patient population. This clinical trial is known as the ERICA study. Our written agreement was reached under the FDA’s SPA process. Patient enrollment in this trial is completed and we expect initial data from the ERICA study in the second quarter of 2005. The ERICA study utilized different enrollment criteria than the positive Phase III studies of Ranexa conducted previously, and as a result the ERICA study population is a different study population than those tested previously in our Ranexa development program. We determined the size of the ERICA study that we believe to be sufficient to measure a statistically significant difference in treatment effect based on the assumption that the patient population enrolled in ERICA will respond to treatment in the same way as the patient populations from our previous Ranexa studies, even though patients in the ERICA study were enrolled using different enrollment criteria and were on a different dose of the background medication amlodipine. We cannot assure you that this assumption or any other assumptions underlying the design of ERICA are correct. In addition, the primary endpoint in the ERICA study, which is the change in frequency of angina in the patients studied as recorded in patient diaries, has not been used by us previously as a primary endpoint, although it was a positive secondary endpoint in our Phase III CARISA trial of Ranexa. In addition, nearly all of the patients in the ERICA study were from outside of the United States. As with any clinical study, the data and results from the ERICA study may differ from those obtained in other Ranexa trials such as CARISA, and may not demonstrate sufficient safety or efficacy to obtain FDA approval of Ranexa, even under our SPA agreement with the FDA for this study.

If the ERICA trial demonstrates that Ranexa causes a statistically significant improvement in angina frequency compared to placebo, the primary endpoint of the study, we believe that an amendment to the Ranexa new drug application could be submitted to the FDA in the second half of 2005, which could allow for a potential approval of Ranexa in the first half of 2006 in the United States. Even if the study shows a statistically significant improvement in the primary endpoint, the FDA has broad discretion in reviewing the amended NDA, and the existence of the SPA for this study does not guarantee a positive review of the amended NDA or an approval for Ranexa. Moreover, if the study is not successful, if new scientific concerns regarding product safety or efficacy arise, or if the FDA ultimately determines that any new data are insufficient for approval, we expect that any potential approval of Ranexa in the United States would be substantially delayed or could be prevented altogether.

In July 2004 we announced that we reached written agreement with the FDA on a protocol for an additional clinical trial of Ranexa, which could support potential approval of Ranexa as first-line therapy for patients suffering from chronic angina, and could also result in approval for treatment and long-term prevention of acute coronary syndromes. This agreement was also reached under the FDA’s SPA process. This clinical study is known as the MERLIN TIMI-36 study, and will enroll approximately 5,500 patients, although the study’s duration is based on achieving a specified number of events. Based on historical clinical trial information from the TIMI Study Group, which is conducting the study, we believe that preliminary data from the study could be available by the end of 2006. As part of the SPA agreement with the FDA relating to this study, in order to obtain potential approval as first-line therapy for angina patients, we must also perform a separate successful clinical evaluation of higher doses of Ranexa.

If we are unable to satisfy governmental regulations relating to the development and commercialization of our drug candidates, we may be subject to significant FDA sanctions.

The research, testing, manufacturing and marketing of drug products are subject to extensive regulation by numerous regulatory authorities in the United States, including the FDA, and in other countries. Failure to comply with FDA or other applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions. These include without limitation:

•	warning letters and other regulatory authority communications objecting to matters such as promotional materials and requiring corrective action such as revised communications to healthcare practitioners;

•	civil penalties;

•	criminal penalties;

•	injunctions;

•	product seizure or detention;

•	product recalls;

•	total or partial suspension of manufacturing; and

•	FDA refusal to review or approve pending new drug applications or supplements to new drug applications for previously approved products, and/or similar rejections of marketing applications or supplements by foreign regulatory authorities.

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

The collaborative arrangements that we may enter into in the future may place responsibility on the collaborative partner for preclinical testing and clinical trials, manufacturing and preparation and submission of applications for regulatory approval of potential pharmaceutical products. For example, under our agreement with Solvay Pharmaceuticals, Solvay Pharmaceuticals holds the new drug application for ACEON®, and is responsible for seeking to obtain FDA approval of a supplemental new drug application and expanded product labeling based on the results of the EUROPA outcomes study. If Solvay Pharmaceuticals is not successful in obtaining FDA approval for the supplemental new drug application, or if the FDA approves restrictive product labeling for ACEON®, this would increase our cash requirements, increase the volatility of our stock price and result in additional operating losses.

Under our collaborative arrangements, we or our collaborative partners may also have to meet performance milestones. If we fail to meet our obligations under our arrangements, our collaborators could terminate their arrangements or we could suffer other consequences such as losing our rights to the compounds at issue. For example, under our agreement with Fujisawa relating to regadenoson, we are responsible for development activities and must meet development milestones in order to receive development milestone payments. Under our agreement with Biogen relating to Adentri™, in order for us to receive development milestone payments, Biogen must meet development milestones. Under our license agreement with Roche relating to Ranexa, we are required to use commercially reasonable efforts to develop and commercialize ranolazine for angina, and have related milestone payment obligations. Under our co-promotion agreement with Solvay Pharmaceuticals, we are required to satisfy specified minimum marketing and promotion commitments relating to ACEON®.

We cannot control the amount and timing of resources that our collaborative partners devote to our programs. If a collaborative partner fails to successfully develop or commercialize any product, product launch would be delayed. In addition, our collaborators may pursue competing technologies or product candidates. In addition, collaborative arrangements in our industry are extremely complex, particularly with respect to intellectual property rights, financial provisions, and other provisions such as the parties’ respective rights with respect to decision-making. Disputes may arise in the future with respect to these issues, such as the ownership of rights to any technology developed with or by third parties. These and other possible disagreements between us and our collaborators could lead to delays in the collaborative research, development or commercialization of product candidates. These disputes could also result in litigation or arbitration, which is time consuming, expensive and uncertain.

Our drug discovery methods are new and unproven. Our research programs may be abandoned before they reach clinical testing.

Drug discovery methods based upon molecular cardiology are relatively new. We cannot be certain that these methods will lead to commercially viable pharmaceutical products. In addition, some of our compounds are in the early stages of research and development. We have not submitted investigational new drug applications or commenced clinical trials for these new compounds. We cannot be certain when these clinical trials will commence, if at all. Because these compounds are in the early stages of product development, we could abandon further development efforts before they reach clinical trials.

If we are unable to effectively protect our intellectual property, we may be unable to complete development of any products and we may be put at a competitive disadvantage; and if we are involved in an intellectual property rights dispute, we may not prevail and may be subject to significant liabilities or required to license rights from a third party, or cease one or more product programs.

Our success will depend to a significant degree on, among other things, our ability to:

•	obtain patents and licenses to patent rights;

•	maintain trade secrets;

•	obtain trademarks; and

•	operate without infringing on the proprietary rights of others.

However, we cannot be certain that any patent will issue from any of our pending or future patent applications, that any issued patent will not be lost through an interference or opposition proceeding, reexamination request, litigation or otherwise, that any issued patent will be sufficient to protect our technology and investments or prevent the entry of generic or other competition into the marketplace, or that we will be able to obtain any extension of any patent beyond its initial term. The following table shows the expiration dates in the United States for the primary compound patents for our key products:

Product/Product Candidate	United States Primary Compound Patent Expiration
Ranexa	2003	*
Regadenoson	2019
ACEON®	2009	†

*	Because ranolazine is a new chemical entity, under applicable United States laws we expect exclusivity for five years from the date of the first FDA approval of Ranexa for the ranolazine compound. In addition, the United States compound patent relating to Ranexa expired in 2003, but we have received several one-year interim patent term extensions under the Hatch-Waxman Act, which we intend to continue to renew annually. If the new drug application for Ranexa is approved in the United States, we plan to reapply on a permanent basis for patent term extension. At such time we expect to be able to receive an extension under the Hatch-Waxman Act, which we anticipate would extend the patent protection to 2008 for ranolazine for the use approved by the FDA. Also, we have received issued patents from the United States Patent and Trademark Office claiming methods of using various sustained release formulations of ranolazine, including the formulation tested in our Phase III trials for Ranexa, for the treatment of chronic angina. These patents expire in 2019. After the end of the periods of exclusivity and Hatch-Waxman patent term extension described above, we will be reliant on issued patents claiming uses and formulations of Ranexa, and it is possible that one or more competitors could develop competing products that do not infringe these patent claims, or could succeed in invalidating these issued patent claims.
†	Perindopril and its use in the treatment of hypertension are covered by an issued patent that covers the compound and expires in November 2009.

In addition to these issued patents, we seek to file patent applications pending relating to each of our products. Although patent applications filed in the United States are now published 18 months after their filing date, as provided by federal legislation enacted in 1999, this statutory change applies only to applications filed on or after November 2000. Applications filed in the United States prior to this date are maintained in secrecy until a patent issues. As a result, we can never be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. There may be third party patents, patent applications, trademarks and other intellectual property relevant to our compounds, products, services, development efforts and technology which are not known to us and that block or compete with our compounds, products, services, development efforts or technology. For example, competitors may have filed applications for, or may have received or in the future may receive, patents, trademarks and/or other proprietary rights relating to compounds, products, services, development efforts or technology that block or compete with ours.

In addition, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office. These proceedings determine the priority of invention and, thus, the right to a patent for the technology in the United States. We may also become involved in opposition proceedings in connection with foreign patent filings. In addition, litigation may be necessary to enforce any patents or trademarks issued to us, or to determine the scope and validity of the proprietary rights of us or third parties. Litigation, interference and opposition proceedings, even if they are successful, are expensive, time-consuming and risky to pursue, and we could use a substantial amount of our financial resources in any such case.

We also must not infringe patents or trademarks of others that might cover our compounds, products, services, development efforts or technology. If third parties own or have proprietary rights to technology or other intellectual property that we need in our product development and commercialization efforts, we will need to obtain licenses to those rights. We cannot assure you that we will be able to obtain such licenses on economically reasonable terms, if at all. If we fail to obtain any necessary licenses, we may be unable to complete product development and commercialization.

We also rely on proprietary technology and information, including trade secrets, to develop and maintain our competitive position. Although we seek to protect all of our proprietary technology and information, in part by confidentiality agreements with employees, consultants, collaborators, advisors and corporate partners, these agreements may be breached. We cannot assure you that the parties to these agreements will not breach them or that these agreements will provide meaningful protection or adequate remedies in the event of unauthorized use or disclosure of our proprietary technology or information. In addition, we routinely grant publication rights to our scientific collaborators. Although we may retain the right to delay publication to allow for the preparation and filing of a patent application covering the subject matter of the proposed publication, we cannot assure you that our collaborators will honor these agreements. Publication prior to the filing of a patent application would mean that we would lose the ability to patent the technology outside the United States, and third parties or competitors could exploit the technology. We also may not have adequate remedies to protect our proprietary technology and information, including trade secrets. As a result, third parties may gain access to our trade secrets and other proprietary technology, or our trade secrets and other proprietary technology or information may become public. In addition, it is possible that our proprietary technology or information will otherwise become known or be discovered independently by our competitors.

In addition, we may also become subject to claims that we are using or misappropriating trade secrets of others without having the right to do so. Such claims can result in litigation, which can be expensive, time-consuming and risky to defend.

Litigation and disputes related to intellectual property matters are widespread in the biopharmaceutical industry. Although no third party has asserted a claim of infringement against us, we cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us with respect to our compounds, products, services, technology or other matters in the future. If they do, we may not prevail and, as a result, we may be subject to significant liabilities to third parties, we may be required to license the disputed rights from the third parties or we may be required to cease using the technology or developing or selling the compounds or products at issue. We may not be able to obtain any necessary licenses on economically reasonable terms, if at all. Any intellectual property-related claims against us, with or without merit, as well as claims initiated by us against third parties, can be time-consuming, expensive and risky to defend or prosecute.

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

In addition, the successful and timely launch of ACEON® and Ranexa, if approved, will depend in large part on our ability to recruit and train an effective sales and marketing organization in a timely fashion. We cannot assure you that we will be able to attract and retain the qualified personnel or develop the expertise needed to co-promote ACEON®, launch Ranexa, if approved, or to continue to advance our other research and development programs. Our ability to attract and retain key employees in a competitive recruiting environment is dependent on our ability to offer competitive compensation packages, which typically include equity compensation such as stock option grants. Current and proposed changes in laws, regulations, corporate governance standards, listing requirements and accounting treatments regarding stock options and other common compensation features, such as loans, may limit or impair our ability to attract and retain key personnel.

If there is an adverse outcome in our pending litigation, such as the securities class action litigation that has been filed against us, our business may be harmed.

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit filed in August 2003 in the U.S. District Court for the Northern District of California captioned Crossen v. CV Therapeutics, Inc., et al. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations were filed against the defendants. In November 2003, the court appointed a lead plaintiff, and in December 2003, the court consolidated all of the securities class actions filed to date into a single action captioned In re CV Therapeutics, Inc. Securities Litigation. In January 2004, the lead plaintiff filed a consolidated complaint. We and the other named defendants filed motions to dismiss the consolidated complaint in March 2004. In August 2004, these motions were granted in part and denied in part. The court granted the motions to dismiss by two individual defendants, dismissing both individuals from the action with prejudice, but denied the motions to dismiss by us and the two other individual defendants. After the motion to dismiss was decided, this action entered the discovery phase, and discovery in the action is on-going.

In addition, our directors and certain of our officers have been named as defendants in a derivative lawsuit filed in August 2003 in California Superior Court, Santa Clara County, captioned Kangos v. Lange, et al., which names CV Therapeutics as a nominal defendant. The plaintiff in this action is one of our stockholders who seeks to bring derivative claims on behalf of CV Therapeutics against the defendants. The lawsuit alleges breaches of fiduciary duty and related claims based on purportedly misleading statements concerning our new drug application for Ranexa. At the appropriate time, we expect to file a motion to dismiss this lawsuit due to the plaintiff’s unexcused failure to make a demand on us before filing the action.

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

Changes in accounting rules for stock-based compensation may adversely affect our operating results, our stock price and our competitiveness in the employee marketplace.

We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our workforce. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which will require us, starting in the second half of 2005, to measure compensation costs for all stock-based compensation (including stock options and our employee stock purchase plan) at fair value and to recognize these costs as expenses in our statements of operations. The recognition of these expenses in our statements of operations will result in lower earnings per share, which could negatively impact our future stock price. In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

We are exposed to risks related to foreign currency exchange rates.

A growing amount of our operating expenses are denominated in foreign currencies. Most of our foreign expenses are associated with our ongoing clinical studies, such as our MERLIN-TIMI 36 clinical trial of Ranexa, or the operations of our United Kingdom-based wholly owned subsidiary. We are primarily exposed to changes in exchange rates in Europe and Canada. When the United States dollar weakens against these currencies, the dollar value of the foreign-currency denominated expense increases, and when the dollar strengthens against these currencies, the dollar value of the foreign-currency denominated expense decreases. Consequently, changes in exchange rates, and in particular a weakening of the United States dollar, may adversely affect our results of operations. We currently do not hedge against our foreign currency risks.

We may be subject to product liability claims if our products harm people, and we have only limited product liability insurance.

The manufacture and sale of human drugs and other therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. We currently have only limited product liability insurance for clinical trials testing and only limited commercial product liability insurance. We do not know if we will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. This type of insurance is expensive and may not be available on acceptable terms or at all. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our potential products. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts. This could adversely affect our cash position and results of operations.

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

Risk Factors Relating to Our Common Stock and Convertible Debt

Investor confidence and share value may be adversely impacted if our independent auditors are unable to provide us with the attestation of the adequacy of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement first applies to this Annual Report on Form 10-K for the fiscal year ending December 31, 2004, and thereafter applies to each annual filing on Form 10-K. How companies implement, maintain and enhance these requirements including internal control reforms, if any, to comply with Section 404, and how independent auditors apply these requirements and test companies’ internal controls, will continue to be subject to uncertainty and will evolve over time. We have diligently and vigorously reviewed, and will continue to review in the future, our internal controls over financial reporting in order to ensure current and future compliance with the new Section 404 requirements. However, our management may determine that our internal controls over financial reporting are not effective. In addition, if our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding.

The market price of our stock has been and may continue to be highly volatile, and the value of an investment in our common stock may decline.

Within the last 24 months, our common stock has traded between $11.28 and $41.50 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Announcements and other events may have a significant impact on the market price of our common stock. For example, recent announcements and events related to the FDA’s review of Ranexa have caused significant volatility in the market price of our common stock. We may have no control over information announced by third parties, such as our corporate partners or our competitors, that may impact our stock price.

Other announcements and events that can impact the market price of our common stock include, without limitation:

•	results of our clinical trials and preclinical studies, or those of our corporate partners or our competitors;

•	regulatory actions with respect to our products or our competitors’ products;

•	achievement of research or development milestones, such as completion of enrollment of a clinical trial or making a regulatory filing;

•	our operating results;

•	our product sales and product revenues;

•	adverse developments regarding the safety and efficacy of our products and product candidates;

•	developments in our relationships with corporate partners;

•	developments affecting our corporate partners;

•	government regulations, reimbursement changes and governmental investigations or audits related to us or to our products;

•	changes in regulatory policy or interpretation;

•	developments related to our patents or other proprietary rights or those of our competitors;

•	changes in the ratings of our securities by securities analysts;

•	operating results or other developments that do not meet the expectations of public market analysts and investors;

•	purchases or sales of our securities by investors who seek to exploit the volatility of our common stock price;

•	market conditions for biopharmaceutical or biotechnology stocks in general; and

•	general economic and market conditions.

In addition, if we fail to reach an important research, development or commercialization milestone or result by a publicly expected deadline, even if by only a small margin, there could be a significant impact on the market price of our common stock. For example, in October 2003, we announced that the FDA required additional clinical data before approving Ranexa for commercialization. The price of our common stock decreased significantly after this announcement. For example, as we approach the announcement of important clinical data, such as the results from our ERICA study, and as we announce such results, we expect the price of our common stock to be particularly volatile, and negative results would have a substantial negative impact on the price of our common stock.

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

If we sell shares of our common stock in future financings, including an equity line of credit arrangement, existing common stockholders will experience immediate dilution and, as a result, our stock price may go down.

We may from time to time issue additional shares of common stock, including pursuant to an equity line of credit arrangement, at a discount from the current trading price of our common stock. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock sold at such discount.

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

As of December 31, 2004, we had approximately $329.6 million in long-term convertible debt and aggregate annual debt service obligations on this debt of approximately $9.9 million. We may add additional lease lines to finance capital expenditures and/or may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further.

We intend to fulfill our current debt service obligations from our existing cash and investments. In the future, if we are unable to generate cash or raise additional cash through financings sufficient to meet these obligations and need to use existing cash or liquidate investments in order to fund these obligations, we may have to delay or curtail research, development and commercialization programs.

Our indebtedness could have significant additional negative consequences, including, without limitation:

•	requiring the dedication of a portion of our cash to service our indebtedness and to pay off the principal at maturity, thereby reducing the amount of our expected cash available for other purposes, including funding our commercialization effort, our research and development programs and other capital expenditures;

•	increasing our vulnerability to general adverse economic conditions;

•	limiting our ability to obtain additional financing; and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

If any or all of our outstanding notes and debentures are converted into shares of our common stock, existing common stockholders will experience immediate dilution and, as a result, our stock price may go down.

Our convertible debt is convertible, at the option of the holder, into shares of our common stock at varying conversion prices, subject to the satisfaction of certain conditions. We have reserved shares of our authorized common stock for issuance upon conversion of our outstanding convertible debt. If any or all of our outstanding debt is converted into shares of our common stock, our existing stockholders will experience immediate dilution and our common stock price may be subject to downward pressure. If any or all of our convertible debt is not converted into shares of our common stock before the applicable maturity date, we will have to pay the holders of such debt the full aggregate principal amount of the notes or debentures, as applicable, then outstanding. Any such payment would have a material adverse effect on our cash position. Alternatively, from time to time we might need to modify the terms of the notes and/or the debentures prior to their maturity in ways that could be dilutive to our stockholders, assuming we can negotiate such modified terms.

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

In addition, our board of directors has the authority to issue shares of preferred stock without stockholder approval, which also could make it more difficult for stockholders to replace or remove our current management and for another company to acquire us. We are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law, which could delay a merger, tender offer or proxy contest or make a similar transaction more difficult. In general, the statute prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

Available Information

We are subject to the information requirements of the Securities Exchange Act and we therefore file periodic reports, proxy statements and other information with the Securities and Exchange Commission relating to our business, financial statements and other matters. The reports, proxy statements and other information we file may be inspected and copied at prescribed rates at the Securities and Exchange Commission’s Public Reference Room at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Securities and Exchange Commission’s Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an Internet site that contains reports, proxy statements and other information regarding issuers like us that file electronically with the Securities and Exchange Commission. The address of the Securities and Exchange Commission’s Internet site is www.sec.gov. For more information about us, please visit our website at www.cvt.com. You may also obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports on the day the reports or amendments are filed with or furnished to the SEC by visiting our website at www.cvt.com.

Item 2.    Properties

We currently lease three buildings used as office and laboratory space in Palo Alto, California. The first building has approximately 61,000 square feet. In December 2004, we amended this lease to add an adjacent building containing approximately 48,000 additional square feet. The lease term for both buildings expires in April 2014 with an option to renew for eleven years. In November and December 2000, we entered into two lease agreements for a building which has approximately 73,000 square feet. The first of these two agreements is a sublease with a term that expires in February 2005. This sublease is secured by an irrevocable letter of credit which contains certain covenants that we were in compliance with as of December 31, 2004. The second agreement is with the master landlord and has a term from March 2005 through April 2012. Our European subsidiary leases approximately 4,000 square feet of office space in Stevenage, Hertfordshire in the United Kingdom. The lease expires in February 2008. We believe that these facilities will be adequate to meet our needs through 2005.

Item 3.    Legal Proceedings

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit filed in August 2003 in the United States District Court for the Northern District of California captioned Crossen v. CV Therapeutics, Inc., et al. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations were filed against the defendants. In November 2003, the court appointed a lead plaintiff, and in December 2003, the court consolidated all of the securities class actions filed to date into a single action captioned In re CV Therapeutics, Inc. Securities Litigation. In January 2004, the lead plaintiff filed a consolidated complaint. We and the other named defendants filed a motion to dismiss the consolidated complaint in March 2004. In August 2004, these motions were granted in part and denied in part. The court granted the motions to dismiss by two individual defendants, dismissing both individuals from the action with prejudice, but denied the motions to dismiss by us and two other individual defendants. After the motion to dismiss was decided, this action entered the discovery phase, and discovery in the action is on-going.

In addition, our directors and certain of our officers have been named as defendants in a derivative lawsuit filed in August 2003 in California Superior Court, Santa Clara County, captioned Kangos v. Lange, et al., which names CV Therapeutics as a nominal defendant. The plaintiff in this action is one of our stockholders who seek to bring derivative claims on behalf of CV Therapeutics against the defendants. The lawsuit alleges breach of fiduciary duty and related claims based on purportedly misleading statements concerning our new drug application for Ranexa. At the appropriate time, we expect to file a motion to dismiss this lawsuit due to the plaintiff’s unexcused failure to make a demand on us before filing the action.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. Accordingly, no accrual has been established for these lawsuits. Furthermore, we may have to incur substantial expenses in connection with these lawsuits. In the event of an adverse outcome, our business could be harmed.

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

	High	Low
Year Ended December 31, 2003
First Quarter	$21.37	$15.73
Second Quarter	$41.50	$16.66
Third Quarter	$36.65	$20.75
Fourth Quarter	$24.75	$12.20

Year Ended December 31, 2004
First Quarter	$17.48	$13.12
Second Quarter	$17.40	$12.20
Third Quarter	$16.73	$11.28
Fourth Quarter	$24.70	$12.08

On February 24, 2005, the closing price for our common stock was $23.28 per share. As of February 24, 2005, we had approximately 71 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore, do not anticipate paying any cash dividends in the foreseeable future.

Item 6.    Selected Financial Data

The data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this document and also with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data
Revenues:
Collaborative research	$3,309	$6,762	$5,287	$11,305	$20,428
Operating expenses:
Research and development	36,476	73,444	90,973	80,792	124,346
Sales and marketing	4,285	7,752	11,271	23,476	20,281
General and administrative	7,601	13,756	15,955	17,015	22,897

Total operating expenses	48,362	94,952	118,199	121,283	167,524

Loss from operations	(45,053)	(88,190)	(112,912)	(109,978)	(147,096)
Interest income	15,785	19,184	15,700	10,853	7,341
Interest expense	(8,993)	(10,464)	(10,410)	(11,659)	(13,579)
Other expense, net	(119)	(227)	(151)	(167)	(1,749)

Net loss	$(38,380)	$(79,697)	$(107,773)	$(110,951)	$(155,083)

Basic and diluted net loss per share(1)	$(2.06)	$(3.74)	$(4.13)	$(3.91)	$(4.90)

Shares used in computing basic and diluted net loss per share(1)	18,664	21,308	26,093	28,360	31,671

	December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable securities	$296,193	$478,425	$410,913	$428,498	$404,503
Working capital	$285,590	$470,412	$398,958	$420,948	$381,465
Total assets	$311,633	$507,244	$441,002	$471,395	$462,230
Long-term debt	$197,815	$197,036	$196,643	$296,250	$329,645
Accumulated deficit	$(131,055)	$(210,752)	$(318,525)	$(429,476)	$(584,559)
Total stockholders’ equity	$91,782	$288,393	$218,965	$148,946	$79,402

(1)	See Note 1 of Notes to Consolidated Financial Statements for a description of the shares used in calculating basic and diluted net loss per share.

Quarterly Results of Operations (unaudited)

The following table sets forth the quarterly results of operations for the year ended December 31, 2003:

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share amounts)
Revenues:
Collaborative research	$1,797	$1,717	$2,224	$5,567
Operating expenses:
Research and development	16,878	17,212	19,460	27,242
Sales and marketing	2,859	3,196	9,472	7,949
General and administrative	3,516	4,487	4,755	4,257

Total operating expenses	23,253	24,895	33,687	39,448

Loss from operations	(21,456)	(23,178)	(31,463)	(33,881)
Interest income	3,355	3,015	2,394	2,089
Interest expense	(2,587)	(2,662)	(3,199)	(3,211)
Other expense, net	(38)	(38)	(37)	(54)

Net loss	$(20,726)	$(22,863)	$(32,305)	$(35,057)

Basic and diluted net loss per share(1)	$(0.75)	$(0.81)	$(1.13)	$(1.21)

Shares used in computing basic and diluted net loss per share(1)	27,476	28,342	28,536	29,068

The following table sets forth the quarterly results of operations for the year ended December 31, 2004:

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share amounts)
Revenues:
Collaborative research	$2,939	$4,264	$5,645	$7,580
Operating expenses:
Research and development	22,330	25,629	27,732	48,655
Sales and marketing	4,993	5,544	4,511	5,233
General and administrative	5,404	5,743	5,184	6,566

Total operating expenses	32,727	36,916	37,427	60,454

Loss from operations	(29,788)	(32,652)	(31,782)	(52,874)
Interest income	1,781	1,695	1,863	2,002
Interest expense	(3,278)	(4,560)	(2,851)	(2,890)
Other expense, net	(39)	(1,710)	–	–

Net loss	$(31,324)	$(37,227)	$(32,770)	$(53,762)

Basic and diluted net loss per share(1)	$(1.04)	$(1.18)	$(1.03)	$(1.62)

Shares used in computing basic and diluted net loss per share(1)	30,145	31,513	31,793	33,215

(1)	See Note 1 of Notes to Consolidated Financial Statements for a description of the shares used in calculating basic and diluted net loss per share.

Item  7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future clinical or product development, financial performance or regulatory review of our potential products. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of those terms and other comparable terminology. If one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Risk Factors” in Part I as well as such other risks and uncertainties detailed in our other Securities and Exchange Commission reports and filings. We undertake no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise.

Overview

CV Therapeutics, Inc., headquartered in Palo Alto, California, is a biopharmaceutical company focused on the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. We apply advances in molecular biology and genetics to identify mechanisms of cardiovascular diseases and targets for drug discovery. We have four clinical development drug candidates, including our lead drug candidate Ranexa™ (ranolazine) for the potential treatment of chronic angina, which is subject to an approvable letter from the United States Food and Drug Administration, or FDA. We also have several preclinical programs whose objectives are to bring additional drug candidates into human clinical testing. In addition, we have entered into an agreement to co-promote ACEON® (perindopril erbumine) Tablets, an angiotensin converting enzyme inhibitor, or ACE inhibitor, with our partner Solvay Pharmaceuticals, Inc. in the United States.

In December 2004, the Company signed a co-promotion agreement with Solvay Pharmaceuticals to co-promote ACEON® in the United States. ACEON® is an ACE inhibitor with tissue activity approved in the United States for the treatment of hypertension. Also in December 2004, Solvay Pharmaceuticals submitted a supplemental new drug application, or sNDA, for ACEON® to the FDA seeking approval to market the product under a proposed label expansion. The FDA has granted priority review for the sNDA, with a regulatory action date in June 2005. The proposed label expansion is based on the EUROPA (EUropean trial on Reduction Of cardiac events with Perindopril in patients with stable coronary Artery disease) study which assessed the ability of perindopril to reduce cardiovascular death, nonfatal myocardial infarction and cardiac arrest in a broad population of patients who had stable coronary artery disease but not heart failure or substantial hypertension. In the EUROPA study, perindopril significantly reduced relative cardiovascular risk by 20% as assessed by the primary combined study endpoint of cardiovascular death, non-fatal myocardial infarction and cardiac arrest.

We are developing our lead drug candidate, Ranexa, for the potential treatment of chronic angina. Unlike current anti-anginal drug therapies, Ranexa appears to exert its anti-anginal activity without depending on reductions in heart rate or blood pressure. If approved by the FDA, Ranexa would represent the first new class of anti-anginal therapy in the United States in more than 25 years. In October 2003, the FDA sent us an approvable letter indicating that Ranexa is approvable, that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. In June 2004, we reached written agreement with the FDA on a protocol for a clinical trial of Ranexa which, if successful, could support the approval of Ranexa for the treatment of chronic angina in a restricted patient population. This agreement was reached under the FDA’s special protocol assessment, or SPA, process. We initiated this potentially approval-enabling study, called the Evaluation of Ranolazine In Chronic Angina, or ERICA, in August 2004 and completed patient enrollment in

November 2004. Initial data from the ERICA study are expected in the second quarter of 2005. If the study is successful, we would expect to submit an amendment to our new drug application for Ranexa in the second half of 2005, seeking product approval from the FDA in a restricted patient population. In order to potentially broaden the product labeling for Ranexa, if any, over time, we also reached written agreement with the FDA in August 2004 on a separate SPA agreement for a study of Ranexa which could support potential approval of Ranexa as first-line therapy for patients suffering from chronic angina. In order to obtain potential approval as first-line angina therapy, under the SPA we also need to perform a separate successful clinical evaluation of higher doses of Ranexa. The study, if positive, also could result in the approval of Ranexa for the treatment and long-term prevention of acute coronary syndromes. The study, known as Metabolic Efficiency with Ranolazine for Less Ischemia in Non-ST Elevation Acute Coronary Syndromes, or MERLIN TIMI-36, began enrollment in October 2004 and is being conducted by the Harvard-based TIMI Study Group.

In March 2004, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency seeking approval of ranolazine for the treatment of chronic angina. The MAA was filed for review under the European regulatory authorities’ centralized procedure by our European subsidiary, CV Therapeutics Europe Limited.

Another one of our late stage compounds is regadenoson, a selective A2A-adenosine receptor agonist for potential use as a pharmacologic agent in myocardial perfusion imaging studies. We initiated a second double-blind Phase III clinical trial of regadenoson in April 2004. Data from one Phase III trial are expected in the third quarter of 2005, and data from the other Phase III trial are expected by the end of 2005.

Tecadenoson is a selective A1-adenosine receptor agonist for the potential reduction of rapid heart rate during atrial arrhythmias. Adentri™ is a selective A1-adenosine receptor antagonist for the potential treatment of congestive heart failure, and has been licensed to Biogen Inc. (now Biogen Idec Inc.). In addition, we have several on-going research and preclinical development programs whose objectives are to bring additional drug candidates into human clinical testing.

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

Critical Accounting Policies and the Use of Estimates

We believe the following critical accounting policies presently involve our more significant judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

Valuation of Marketable Securities

We invest our excess cash balances primarily in short-term and long-term marketable debt securities for use in current operations. Accordingly, we have classified all investments as short term, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss). Realized gains and losses are included in interest and other income, net. Estimated fair value is based upon quoted market prices for these or similar instruments.

Revenue Recognition

Revenue under our collaborative research arrangement is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front license, periodic milestone payments and reimbursements for research activities. Up-front or milestone payments which are still subject to future performance requirements are recorded as deferred revenue and are amortized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate period based on research progress attained and events such as changes in the regulatory and competitive environment. Revenues related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed.

Research and Development Expenses and Accruals

Research and development expenses include personnel and facility related expenses, outside contract services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for clinical trials, manufacturing and process development, research and other consulting activities, costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful accrual of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our consolidated financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

Stock Option Valuation

The preparation of the financial statement footnotes requires us to estimate the fair value of stock options granted to employees. While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes option pricing model to estimate the fair value of employee stock options. Option valuation models require the input of highly subjective assumptions, including estimates of future stock price volatility. Changes to the subjective input assumptions could materially affect the estimated fair value of our stock options. We are currently evaluating our option valuation methodologies and assumptions in light of a new accounting standard related to employee stock options.

Results of Operations

Years Ended December 31, 2003 and 2004

Collaborative Research Revenues.    Collaborative research revenues were $20.4 million for the year ended December 31, 2004, compared to $11.3 million for the year ended December 31, 2003. The increase was primarily due to greater reimbursable development costs associated with two Phase III clinical trials undertaken in our collaboration with Fujisawa Healthcare, Inc. for the development of regadenoson.

We do not expect any significant increase in revenues in 2005 and expect that any significant increase in revenues for the next several years after 2005 will be dependent upon the successful regulatory approval of the ACEON® supplemental new drug application and the Ranexa new drug application and then the successful commercialization of ACEON® and Ranexa, if approved, or any other products.

Research and Development Expenses.    Research and development expenses increased to $124.3 million for the year ended December 31, 2004, compared to $80.8 million for the year ended December 31, 2003. The increase was primarily due to increased outside contract service expenses for two Phase III Ranexa studies and two Phase III regadenoson studies as well as the expense associated with accruing a $7.0 milestone plus $3.1 million in associated interest due under our license agreement with Syntex (U.S.A) Inc. (now Roche Palo Alto LLC) for Ranexa. We expect research and development expenses to continue to increase in the future as we continue the MERLIN TIMI-36 study.

Management categorizes its research and development expenses by project. The table below shows research and development expenses for our two primary clinical development programs, Ranexa and regadenoson, as well as expenses associated with all other projects in our research and development pipeline. Other projects consist primarily of numerous pre-clinical research projects, none of which individually constitutes more than 10% of our total research and development expenses for the periods presented.

	Year ended December 31,
	2003	2004
	(in thousands)
Ranexa	$46,478	$69,590
Regadenoson	11,860	29,631
Other projects	22,454	25,125

Total research and development	$80,792	$124,346

Sales and Marketing Expenses.    Sales and marketing expenses decreased to $20.3 million for the year ended December 31, 2004, compared to $23.5 million for the year ended December 31, 2003. The decrease was primarily due to decreased marketing planning and communications activities for Ranexa, and a non-cash expense recorded in 2003 of approximately $3.7 million related to a warrant issued to Quintiles Transnational Corp. upon modification of our commercialization agreement, partially offset by increased personnel expenses associated with pre-commercialization activities. We expect sales and marketing expenses to significantly increase as we start to co-promote ACEON® in the United States in 2005 and as we prepare to launch Ranexa, if approved, or any other products.

General and Administrative Expenses.    General and administrative expenses increased to $22.9 million for the year ended December 31, 2004, compared to $17.0 million for the year ended December 31, 2003. The increase was primarily due to additional personnel and related expenses to support our pre-commercialization and research and development efforts. We expect general and administrative expenses to increase in the future in line with our commercialization activities.

Interest and Other Income, Net.    Interest and other income, net decreased to $7.3 million for the year ended December 31, 2004, compared to $10.9 million for the year ended December 31, 2003. The decrease was primarily due to losses recognized on sales of marketable securities in the year ended December 31, 2004, compared to gains recognized on sales of marketable securities in the year ended December 31, 2003. We expect that interest and other income, net will fluctuate in the future with average investment balances and market interest rates and with gains or losses recognized on the sale of marketable securities.

Interest Expense.    Interest expense increased to $13.6 million for the year ended December 31, 2004, compared to $11.7 million for the year ended December 31, 2003. The increase was primarily due to the write- off of $1.6 million of debt issuance costs from the repurchase of approximately $116.6 million of our previously issued

4.75% subordinated convertible notes due 2007 and the amortization of debt issuance costs and interest associated with the June 2003 issuance of our 2.0% senior subordinated convertible debentures. Our subordinated convertible notes accounted for $8.1 million and $10.3 million of the interest expense in the years ended December 31, 2004 and 2003, respectively. Our senior subordinated convertible debentures accounted for $2.5 million and $1.3 million of interest expense in the years ended December 31, 2004 and 2003, respectively. Our senior subordinated convertible notes accounted for $2.9 million of interest expense in the year ended December 31, 2004. We expect that interest and other expense will fluctuate in the future with average loan balances.

Other Expense, Net.    Other expense, net increased to $1.7 million for the year ended December 31, 2004, compared to $167,000 for the year ended December 31, 2003. The increase was due to $1.7 million in premium payments above the principal value incurred from the repurchase of approximately $116.6 million of our previously issued 4.75% convertible subordinated notes due 2007.

Taxes.    We have not generated taxable income to date. As of December 31, 2004, the net operating losses potentially available to offset future taxable income for federal and California income tax purposes were approximately $576.8 million and $144.5 million, respectively. Utilization of the net operating loss carryforwards will likely be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The federal carryforwards expire at various dates beginning in 2006, if not utilized. The California carryforwards expire at various dates beginning in 2005, if not utilized. The federal research tax credits will expire at various dates beginning in the year 2008, if not utilized. As a result of annual limitations, a portion of these carryforwards and research tax credits will likely expire before becoming available to reduce our federal and California income tax liabilities.

Years Ended December 31, 2002 and 2003

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

Research and Development Expenses.    Research and development expenses decreased to $80.8 million for the year ended December 31, 2003, compared to $91.0 million for the year ended December 31, 2002. The decrease was primarily due to decreased development and manufacturing expenses associated with Ranexa and decreased clinical trial expenses associated with tecadenoson, which was offset by increased development expenses associated with regadenoson.

Management categorizes its research and development expenses by project. The table below shows research and development expenses for our two primary clinical development programs, Ranexa and regadenoson, as well as expenses associated with all other projects in our research and development pipeline. Other projects consist primarily of numerous pre-clinical research projects, none of which individually constitutes more than 10% of our total research and development expenses for the periods presented, except in the year ended December 31, 2002, other projects include tecadenoson development expenses of $10.7 million or 12% of total research and development expense.

	Year ended December 31,
	2002	2003
	(in thousands)
Ranexa	$54,680	$46,478
Regadenoson	6,572	11,860
Other projects	29,721	22,454

Total research and development	$90,973	$80,792

Sales and Marketing Expenses.    Sales and marketing expenses increased to $23.5 million for the year ended December 31, 2003, compared to $11.3 million for the year ended December 31, 2002. The increase was primarily due to increased headcount and related expenses of $4.0 million in preparation for potential Ranexa approval, and a non-cash expense of approximately $3.7 million associated with the warrant issued to Quintiles to purchase 200,000 shares of our common stock in conjunction with modifying our commercialization agreement with Quintiles in 2003. The warrant was valued using the Black-Scholes model assuming a term of five years, a risk-free interest rate of 2.5% and volatility of 65%.

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

Interest Expense.    Interest expense increased to $11.7 million for the year ended December 31, 2003, compared to $10.4 million for the year ended December 31, 2002. The increase was primarily due to amortization of debt issuance costs and interest associated with the June 2003 issuance of our 2.0% senior subordinated convertible debentures. Our subordinated convertible notes accounted for $10.3 million of the interest expense in each of these years. Our senior subordinated convertible debentures accounted for $1.3 million of the interest expense in the year ended December 31, 2003.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, (Statement 123R) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123R on July 1, 2005, the beginning of our third quarter.

Statement 123R permits public companies to adopt its requirements using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt Statement 123R using the modified-prospective method.

As permitted by Statement 123, we currently account for share-based payments to employees using APB No. Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method will have a significant impact on our consolidated result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the valuation model we ultimately select. We are currently evaluating option valuation methodologies and assumptions in light of Statement 123R related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies we ultimately adopt.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. We currently estimate that our total net loss for the first half of 2005 will be approximately $110.0 million to $120.0 million. For at least the next 12 months, we expect to be able to fund our operations from our cash, cash equivalents and marketable securities available as of December 31, 2004.

As of December 31, 2004, we had $404.5 million in cash, cash equivalents and marketable securities, compared to $428.5 million at December 31, 2003. Net cash used in operating activities was $124.1 million for the year ended December 31, 2004, and resulted primarily from operating losses adjusted for non-cash expenses and changes in other assets, accounts payable, accrued and other liabilities, and deferred revenue.

Net cash provided by investing activities of $13.3 million in the year ended December 31, 2004 consisted primarily of proceeds from sales and maturities of marketable securities of $402.6 million largely offset by purchases of marketable securities of $385.2 million and capital expenditures and other investing activities of $4.1 million. Marketable securities decreased by $28.9 million for the year ended December 31, 2004.

Net cash provided by financing activities of $115.7 million in the year ended December 31, 2004 was primarily due to net proceeds of $145.1 million from the issuance of 2.75% senior subordinated convertible notes, $60.0 million from the sale of 3,579,472 shares of common stock under our financing agreement with Acqua Wellington and net proceeds of approximately $25.0 million from the sale of 1,609,186 shares of common stock under the Common Stock Purchase Agreement with Mainfield Enterprises, Inc., partially offset by the repurchase of approximately $116.6 million principal amount of our 4.75% senior subordinated convertible notes. In January 2005, we issued 1,275,711 shares of common stock under our financing agreement with Acqua Wellington for net proceeds of approximately $25.0 million.

For the year ended December 31, 2004, we invested $3.6 million in property and equipment. We expect to continue to make investments in property and equipment to support our growth.

Debt Financing

In March 2000, we completed a private placement of $196.3 million aggregate principal amount of 4.75% convertible subordinated notes due March 7, 2007. The notes are unsecured and subordinated in right of payment to all existing and future senior debt, as defined in the indenture governing the notes. Interest on the notes accrues at a rate of 4.75% per year, subject to adjustment in certain circumstances. We pay interest semi-annually on March 7 and September 7 of each year. The initial conversion rate, which is subject to adjustment in certain circumstances, is 15.6642 shares of common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $63.84 per share. We may, at our option, redeem all or a portion of the notes at any time at pre-determined prices from 102.036% to 100.679% of the face value of the notes per $1,000 of principal amount, plus accrued and unpaid interest to the date of redemption. In May and June 2004, we repurchased approximately $116.6 million of these outstanding notes due 2007. In connection with the repurchases we recorded a loss of approximately $3.3 million for the early extinguishment of debt, which included $1.6 million in unamortized offering costs included in interest expense and $1.7 million in premium payments above the principal value of the notes included in other expense, net in the accompanying consolidated statements of operations. As of December 31, 2004, we had approximately $79.6 million aggregate principal amount outstanding of the 4.75% convertible subordinated notes due 2007.

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

In May and June 2004, we completed a private placement of $150.0 million aggregate principal amount of 2.75% senior subordinated convertible notes due 2012. The notes are unsecured and subordinated to all of our existing and future senior debt, equal in right of payment with our existing and future senior subordinated debt, and senior in right of payment to our existing and future subordinated debt. We will pay interest semi-annually on May 16 and November 16 of each year. The notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of our common stock. The notes are convertible at a conversion rate of 56.5475 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $17.68 per share. We may redeem some or all of the notes for cash at any time on or after May 20, 2009 at pre-determined prices, together with accrued and unpaid interest to the date of redemption.

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

In July 2003, we entered into a second financing arrangement with Acqua Wellington to purchase our common stock. Under the second purchase agreement, we had the ability to sell up to $100.0 million of our common stock, or 5,686,324 shares of our common stock, whichever occurred first, to Acqua Wellington through November 2005. In January 2005, the purchase agreement with Acqua Wellington automatically terminated when we reached the $100.0 million limit of this financing arrangement. The purchase agreement provided that from time to time, in our sole discretion, we could present Acqua Wellington with draw down notices constituting offers to sell our common stock for specified total proceeds over a specified trading period. Once presented with a draw down notice, Acqua Wellington was required to purchase a pro rata portion of shares of our common stock as allocated on each trading day during the trading period on which the daily volume weighted-average price for our common stock exceeded a threshold price that we had determined and stated in the draw down notice. The per share price then equaled the daily volume weighted-average price on each date during the pricing period, less a 3.8% to 5.8% discount (based on our market capitalization). However, if the daily volume weighted-average price fell below the threshold price on any day in the pricing period, Acqua Wellington was not required to purchase the pro rata portion of shares allocated to that day, but could elect to buy that pro rata portion of shares at the threshold price less the applicable 3.8% to 5.8% discount. Upon each sale of our common stock to Acqua Wellington under the purchase agreement, we had also agreed to pay Reedland Capital Partners, an institutional division of Financial West Group, Member NASD/SIPC, a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Acqua Wellington.

Further, if during a draw down pricing period we entered into an agreement with a third party to issue common stock or securities convertible into common stock (excluding stock or options granted pursuant to our stock option, stock purchase or shareholder rights plans, common stock or warrants issued in connection with licensing agreements and/or collaborative agreements and warrants issued in connection with equipment financings) at a net discount to the then current market price, if we issued common stock with warrants (other than as provided in the prior parenthetical), or if we implemented a mechanism for the reset of the purchase price of our common stock below the then current market price, then Acqua Wellington could elect to purchase the shares so requested by us in the draw down notice at the price established pursuant to the prior paragraph, to purchase such shares at the third party’s price, net of discount or fees, or to not purchase our common stock during that draw down pricing period.

The purchase agreement also provided that from time to time, in our sole discretion, we could grant Acqua Wellington a right to exercise one or more call options to purchase additional shares of our common stock during a drawn down pricing period, in an amount and for a threshold price that we determined and stated in the draw down notice. However, the total call amount for any given draw down could exceed a specified maximum amount, and the amount of proceeds we could receive by exercise of a call option for any given trading day was also limited. If Acqua Wellington exercised the call option, we were obligated to issue and sell the shares of our common stock subject to the call option at a price equal to the greater of the daily volume weighted-average price of our common stock on the day Acqua Wellington exercises its call option, or the threshold price for the call option that we determine, less a 3.8% to 5.8% discount (based on our market capitalization).

The combined total value of shares that we had the ability to sell to Acqua Wellington through draw downs and call option exercises under the financing arrangement could not exceed $100.0 million or 5,686,324 shares of our common stock, whichever occurred first. As of December 31, 2004, we had issued 4,167,221 shares of our common stock to Acqua Wellington under this financing arrangement for net cash proceeds of approximately $75.0 million. In January 2005, we reached the $100.0 million limit of this financing arrangement by selling 1,275,711 shares of common stock to Acqua Wellington for net proceeds of approximately $25.0 million.

Risks and Uncertainties Related to Our Product Development Efforts and Future Capital Requirements

According to industry statistics, it generally takes 10 to 15 years to research, develop and bring to market a new prescription medicine in the United States. Drug development in the United States. is a process that includes multiple steps defined by the FDA under applicable statutes, regulations and guidance documents. After the pre-clinical research process of identifying, selecting and testing in animals a potential pharmaceutical compound, the clinical development process begins with the filing of an IND or equivalent foreign filing. If successful, an IND allows clinical study of the product candidate. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs associated with clinical development are usually for Phase III trials, which tend to be the longest and largest studies conducted during the drug development process. After the completion of a successful preclinical and clinical development program, an NDA must be filed with the FDA, which includes among other things very large amounts of preclinical and clinical data and results and manufacturing-related information necessary to support requested approval of the product candidate. The NDA must be reviewed by the FDA, and the review and approval process is often uncertain, time-consuming and costly. In light of the steps and complexities involved, the successful development of our product candidates is highly uncertain. Actual product timelines and costs are subject to enormous variability and are very difficult to predict, as our clinical development programs are updated and changed to reflect the most recent clinical and preclinical data and other relevant information. In addition, various statutes and regulations also govern or influence the testing, manufacturing, safety reporting, labeling, storage, recordkeeping and marketing of each product. The lengthy process of seeking these regulatory reviews and approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals for our potential products could materially adversely affect our business.

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

We may require substantial additional funding in order to complete our research and development activities and commercialize any potential products. For at least the next 12 months, we expect to be able to fund our current operations from our cash, cash equivalents and marketable securities, which totaled $404.5 million as of December 31, 2004. However, we cannot assure you that we will not require additional funding prior to then or that additional financing will be available on acceptable terms or at all.

Our future capital requirements will depend on many factors, including scientific progress in our research, development and commercialization programs, the size and complexity of these programs, the timing, scope and results of preclinical studies and clinical trials, our ability to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical material and other factors not within our control. We cannot guarantee that the additional financing to meet our capital requirements will be available on acceptable terms or at all. Insufficient funds may require us to delay, scale back or eliminate some or all of our research, development or commercialization programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern. If we issue equity or convertible debt securities to raise additional funds, substantial dilution to existing stockholders may result.

The significant amounts of capital that we are spending to provide and/or enhance infrastructure, headcount and inventory in preparation for the sales and marketing of ACEON® and the potential launch of Ranexa could be lost if we do not receive United States marketing approval for the ACEON® supplemental new drug application or for Ranexa. Our ACEON® and Ranexa commercialization efforts include building our sales and marketing infrastructure, increasing our marketing communications efforts, and planning for the hiring and training of a national sales force. We spent approximately $55.0 million on these activities from January 1, 2002 through December 31, 2004. If the FDA does not approve the ACEON® supplemental new drug application or Ranexa, these expenditures and any future commitments of capital could be lost. The loss of this investment may harm our business, increase our cash requirements, increase the volatility of our stock price and result in additional operating losses. In addition, if FDA approval of the ACEON® supplemental new drug application or Ranexa is delayed, we will incur additional commercialization expenses at a later date to prepare for a delayed launch of Ranexa. We expect our sales and marketing expenses to increase substantially as we start to co-promote ACEON® in the United States in 2005. Moreover, if the FDA does approve Ranexa, we expect that our operating expenses will increase substantially in connection with the market launch of the product.

We have experienced significant operating losses since our inception in 1990, including net losses of $107.8 million in 2002, $111.0 million in 2003 and $155.1 million in 2004. As of December 31, 2004, we had an accumulated deficit of $584.6 million. Since our inception, we have been engaged in research, development and pre-commercialization activities. In December 2004 we entered into a co-promotion arrangement with Solvay Pharmaceuticals with respect to the cardiovascular product known as ACEON®, pursuant to which we will start to market and promote our first approved product. The process of developing and commercializing our product candidates requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capability. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in operating losses for the foreseeable future. We have not generated any product revenues to date, and even after we generate product-related revenues relating to ACEON® and other approved products, if any, we may never achieve or sustain profitability. For example, we expect that our marketing and sales costs will significantly increase as we start to co-promote ACEON® in the United States in 2005, and we do not expect to obtain sufficient revenues from ACEON® alone to achieve or sustain profitability.

Contractual Obligations and Significant Commercial Commitments

The following summarizes our contractual obligations and the periods in which payments are due as of December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Convertible subordinated notes	$3,783	$3,783	$81,537	$–	$–	$–	$89,103
Senior subordinated convertible debentures	2,000	2,000	2,000	2,000	2,000	127,000	137,000
Senior subordinated convertible notes	4,125	4,125	4,125	4,125	4,125	160,313	180,938
Manufacturing agreements	4,625	–	2,456	2,456	1,228	–	10,765
Operating leases	8,945	13,539	13,570	14,610	14,403	36,528	101,595

	$23,478	$23,447	$103,688	$23,191	$21,756	$323,841	$519,401

Under our manufacturing-related agreements, additional payments up to $12.0 million above the specified minimums included in the tables above will be required in connection with the approval of Ranexa.

Our other material commitments relate to our license agreement with Syntex (U.S.A.) Inc. (now Roche Palo Alto LLC). Under our license agreement, we paid an initial license fee, and are obligated to make certain payments to Roche, upon receipt of the first and second product approvals for Ranexa in any of the following major market countries: France, Germany, Italy, the United States and the United Kingdom. As of December 31, 2004, we had not terminated this agreement and therefore will be required to pay Roche, by March 31, 2005, $7.0 million plus interest accrued thereon from May 1, 2002, until the date of payment. As of December 31, 2004, we have accrued the $7.0 million payment and associated $3.1 million accrued interest. These amounts are included within the consolidated statement of operations as research and development expenses. Unless the agreement is terminated, if the second product approval in one of the major market countries occurs after May 1, 2004, but before March 31, 2006, we will make a second payment of $7.0 million plus interest accrued thereon from May 1, 2004, until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries has not occurred by March 31, 2006, we will pay Roche $3.0 million on or before March 31, 2006, and if we receive the second product approval after March 31, 2006, we will pay Roche $4.0 million within 30 days after the date of such second product approval. No amounts have been accrued at December 31, 2004 beyond the first payment discussed above. In addition, we will owe royalty payments based on net sales of products, if approved, that utilize the licensed technology. We are required to use commercially reasonable efforts to develop and commercialize the product for angina.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and strive to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and marketable securities as “fixed-rate” if the rate of return on such instruments remains fixed over their term. These “fixed-rate” investments include U.S. government securities, commercial paper, asset backed securities, and corporate bonds. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates. We classify our cash equivalents and marketable securities as “variable-rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These “variable-rate” investments primarily included money market accounts.

Our long-term debt includes $79.6 million of 4.75% convertible subordinated notes due March 7, 2007, $100.0 million of 2.0% senior subordinated convertible debentures due May 16, 2023, and $150.0 million of 2.75% senior subordinated convertible notes due 2012. Interest on the convertible subordinated notes is fixed and payable semi-annually on March 7 and September 7 each year. Interest on the senior subordinated convertible debentures and senior subordinated convertible notes is fixed and payable semi-annually on May 16 and November 16 each year. The notes and debentures are convertible into shares of our common stock at any time prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events. The market value of our long-term-debt will fluctuate with movements of interest rates and with movements in the value of our common stock.

The table below presents the amounts and related average interest rates of our investment portfolio and our long-term debt as of December 31, 2004:

	Average Interest Rate	Estimated Market Value
	($ in thousands)
Cash equivalents:
Variable rate	2.15%	$7,020
Fixed rate	2.52%	$13,249
Marketable securities:
Variable rate (mature in 2005)	2.28%	$4,402
Fixed rate (mature in 2005)	2.13%	$158,736
Variable rate (mature in 2006)	2.36%	$6,588
Fixed rate (mature in 2006)	2.61%	$174,233
Variable rate (mature in 2007)	2.57%	$2,001
Fixed rate (mature in 2007)	3.18%	$37,784
Long-term debt:
Subordinated convertible notes (mature in 2007)	4.75%	$81,238
Senior subordinated convertible debentures (mature in 2023)	2.00%	$85,000
Senior subordinated convertible notes (mature in 2012)	2.75%	$227,531

We are exposed to foreign currency exchange rate fluctuations related to the operation of our European subsidiary in the United Kingdom. At the end of each reporting period, expenses of the subsidiary are translated into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are translated into U.S. dollars using either historical rates or the exchange rate in effect at the end of the period. Additionally, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to suppliers using foreign currencies. Fluctuations in exchange rates impact our financial condition and results of operations as reported in U.S. dollars.

Item 8.    Financial Statements and Supplementary Data

Our financial statements and notes thereto appear beginning on page F-3 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our

Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management’s Annual Report on Internal Control Over Financial Reporting:

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

(c) Changes in Internal Control Over Financial Reporting:

There has been no change in the company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal controls over financial reporting.

Inherent Limitations of Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Item 9B.    Other Information

In February 2005, we announced that in accordance with Nasdaq marketplace rule 4350, we granted 47 new non-executive employees inducement stock options covering an aggregate 313,550 shares of common stock under our 2004 Employment Commencement Incentive Plan. These inducement stock options are classified as non-qualified stock options with an exercise price equal to the fair market value on the grant date. The options have a ten-year term and vest over four years as follows: 20% of these options will vest on the date one year from the optionee’s hire date, 20% of the options will vest in monthly increments during each of the second and third years, and 40% of the options will vest in monthly increments during the fourth year (in all cases subject to the terms and conditions of CV Therapeutics 2004 Employment Commencement Incentive Plan).

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information required by this item, insofar as it relates to directors and officers, will be contained in the Company’s Definitive Proxy Statement in connection with our 2005 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the captions “Election of Directors,” “Management” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, and is hereby incorporated by reference into this report.

We have adopted a written code of ethics that applies to all of our employees and to our Board of Directors. A copy of the code is available on our website at www.cvt.com.

Item 11.    Executive Compensation

The information required by this item will be contained in the Definitive Proxy Statement in connection with our 2005 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the caption “Executive Compensation,” and is hereby incorporated by reference into this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Definitive Proxy Statement in connection with our 2005 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” and is hereby incorporated by reference into this report.

Item 13.    Certain Relationships and Related Transactions

The information required by this item will be contained in the Definitive Proxy Statement in connection with our 2005 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the caption “Certain Relationships and Related Transactions,” and is hereby incorporated by reference into this report.

Item 14.    Principal Accounting Fees and Services

The information required by this item will be contained in the Definitive Proxy Statement in connection with our 2005 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, under the caption “Accounting Fees and Services,” and is hereby incorporated by reference into this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)   Index to Financial Statements and Reports of Independent Registered Public Accounting Firm

The Consolidated Financial Statements required by this item are submitted in a separate section beginning on page F-2 of this report.

(a)(2)  Index to Financial Statements Schedules

All financial statement schedules are omitted because they are not applicable, or the information is included in the financial statements or notes thereto.

(a)(3)  Exhibits

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3, File No. 333-53206, and incorporated herein by reference).

3.3	Restated Bylaws of the Company (Filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock dated February 2, 1999 (Filed as Exhibit 10.78 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2000, and incorporated herein by reference).

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock dated February 23, 2004 Company (Filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

4.1	Indenture dated March 7, 2000 between the Company and Norwest Bank Minnesota Company (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 2000, and incorporated herein by reference).

4.2	Convertible subordinated note dated March 7, 2000 (Filed as Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 2000, and incorporated herein by reference).

4.3	Indenture, dated as of June 18, 2003, between the Company and Wells Fargo Bank, N.A. (Filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003).

4.4	Form of 2.0% Senior Convertible Subordinated Debenture (Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003, and incorporated herein by reference).

Exhibit Number
4.5	Indenture, dated May 18, 2004, between the Company and Wells Fargo Bank Minnesota, N.A. (Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2004, and incorporated herein by reference).

4.6	Form of 2.75% Senior Convertible Subordinated Note dated May 18, 2004 (Filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2004, and incorporated herein by reference).

4.7	Warrant to Purchase Shares of Common Stock dated April 1, 2003 issued to The Wheatley Family Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 2003, and incorporated herein by reference).

4.8	Amendment to Warrant to Purchase Shares of Common Stock entered into as of April 1, 2003 issued to The Wheatley Family Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek and the Company (Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-Q for the year ended December 31, 2003, and incorporated herein by reference).

4.9	Warrant to Purchase Shares of Common Stock dated July 9, 2003 issued to Qfinance, Inc. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on July 11, 2003, and incorporated herein by reference).

4.10	First Amended and Restated Rights Agreement dated July 19, 2000 between the Company and Wells Fargo Bank Minnesota, N.A. (Filed as Exhibit 10.77 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2000, and incorporated herein by reference).

4.11	Form of Right Certificate dated July 19, 2000 (Filed as Exhibit 10.79 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2000, and incorporated herein by reference).

4.12	Summary of Rights to Purchase Preferred Shares dated July 19, 2000 (Filed as Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2000, and incorporated herein by reference).

10.1*	1992 Stock Option Plan, as amended (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No 333-12675, and incorporated herein by reference).

10.2*	1994 Equity Incentive Plan, as amended (Filed as Exhibit 10.46 to the Company’s Registration Statement on Form S-8, File No 333-44717, and incorporated herein by reference).

10.3	Amended and Restated Non-Employee Directors’ Stock Option Plan (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 2004, and incorporated herein by reference).

10.4*	Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan, as amended (Filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-8, File No 333-21328, and incorporated herein by reference).

10.5*	Form of Stock Appreciation Right Agreement under the 2000 Equity Incentive Plan, as amended (Filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-8, File No 333-121328, and incorporated herein by reference).

10.6*	Form of Notice of Grant of Stock Option and Stock Option Terms and Conditions under the 2000 Equity Incentive Plan, as amended (Filed as Exhibit 4.11 to the Company’s Registration Statement on Form S-8, File No 333-121328, and incorporated herein by reference).

10.7*	Employee Stock Purchase Plan, as amended (Filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8, File No 333-109333, and incorporated herein by reference).

10.8*	Amended and Restated 2000 Equity Incentive Plan.

Exhibit Number
10.9*	2000 Nonstatutory Incentive Plan, as amended (Filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.10*	CV Therapeutics, Inc. Long-Term Incentive Plan (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003, and incorporated herein by reference).

10.11*	2004 Employee Commencement Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on December 16, 2004, and incorporated herein by reference).

10.12*	Amended and Restated Executive Severance Benefits Agreement between the Company and Louis G. Lange, dated December 31, 2002 (Filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.13*	Amended and Restated Executive Severance Benefits Agreement between the Company and Brent K. Blackburn, dated December 31, 2002 (Filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.14*	Amended and Restated Executive Severance Benefits Agreement between the Company and Richard M. Lawn, dated December 31, 2002 (Filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.15*	Amended and Restated Executive Severance Benefits Agreement between the Company and Daniel K. Spiegelman, dated December 31, 2002 (Filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.16*	Amended and Restated Executive Severance Benefits Agreement between the Company and Tricia Borga Suvari, dated December 31, 2002 (Filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.17*	Amended and Restated Executive Severance Benefits Agreement between the Company and Andrew A. Wolff, dated December 31, 2002 (Filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.18*	CV Therapeutics, Inc. Change in Control Plan with Respect to Options and Severance (and Summary Plan Description) (Filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.19*	Form of Indemnification Agreement between Company and its directors and officers (Filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.20*	Amended and Restated Promissory Note for $500,000 between Company and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996 (Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.21*	Amended and Restated Promissory Note for $37,500 between Company and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996 (Filed as Exhibit 10.26 to the Company’s Amendment No. 3 to Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.22*	Amended and Restated Promissory Note for $25,000 between Company and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996 (Filed as Exhibit 10.27 to the Company’s Amendment No. 3 to Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.23*	Amended and Restated Promissory Note for $25,000 between Company and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996 (Filed as Exhibit 10.28 to the Company’s Amendment No. 3 to Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

Exhibit Number
10.24	Lease Agreement between the Company and Matadero Creek, dated August 6, 1993 and addendum thereto; Letter Amendment to Lease Agreement, dated June 30, 1994 and Second Amendment to Lease Agreement, dated June 30, 1994 (Filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.25	Third Amendment to Lease, dated February 16, 2001, between the Company and Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 2001, and incorporated herein by reference).

10.26	Fourth Amendment to Lease, dated as of April 1, 2003, between the Company and The Wheatley Family Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 2003, and incorporated herein by reference).

10.27	Fifth Amendment to Lease, dated as of April 1, 2003, by and between the Company and the Wheatley Family Partnership, a California Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.28	Sixth Amendment to Lease, dated as of December 22, 2004, by and between the Company and the Wheatley Family Partnership, a California Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek.

10.29	Sublease Agreement between the Company and Systemix, Inc. dated as of November 1, 2000 (Filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.30	Lease between the Company and Kaiser Marquardt, Inc. dated as of December 1, 2000 (Filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.31**	License Agreement between Company and University of Florida Research Foundation, Inc., dated June 7, 1994 (Filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.32**	Research Agreement between Company and University of Florida, dated June 27, 1994 (Filed as Exhibit 10.72 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.33**	Letter Agreement, dated March 7, 1997, between the Company and the University of Florida Research Foundation, Inc. (Filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 1997, and incorporated herein by reference).

10.34**	License Agreement between Company and Syntex (U.S.A.) Inc., dated March 27,1996 (Filed as Exhibit 10.25 to the Company’s Amendment No. 2 to Registration Statement on Form S-3, File No. 333-59318, and incorporated herein by reference).

10.35**	First amendment to License Agreement, effective as of July 3, 1997 (Filed as Exhibit 10.32 to the Company’s Amendment No. 2 to Registration Statement on Form S-3, File No. 333-59318, and incorporated herein by reference).

10.36	Amendment No. 2 to License Agreement, effective as of November 30, 1999, between the Company and Syntex (U.S.A.), Inc. (Filed as Exhibit 10.73 to the Company’s Amendment No. 2 to Registration Statement on Form S-3, File No. 333-59318, and incorporated herein by reference).

10.37**	Research Collaboration and License Agreement (U.S.) between the Company and Biogen, Inc., dated March 7, 1997, incorporated by reference to Exhibit 10.39 filed with the Company’s Quarterly Report on Form 10-Q, for the First Quarter 1997.

Exhibit Number
10.38**	Research Collaboration and License Agreement (Europe) between the Company and Biogen Manufacturing Ltd., dated March 7, 1997 (Filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 1997, and incorporated herein by reference).

10.39	Amendment to Research Collaboration and License Agreement (U.S.), dated June 12, 1998, between the Company and Biogen, Inc. (Filed as Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 1998, and incorporated herein by reference).

10.40**	Letter agreement regarding termination of research program of the Research Collaboration and License Agreement, dated June 12, 1998, between the Company and Biogen, Inc. (Filed as Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 1998, and incorporated herein by reference).

10.41**	Collaboration and License Agreement between the Company and Fujisawa Healthcare, Inc. dated as of July 10, 2000 (Filed as Exhibit 10.83 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2000, and incorporated herein by reference).

10.42***	Co-Promotion Agreement between the Company and Solvay Pharmaceuticals, Inc., dated as of December 6, 2004.

10.43	Common Stock Purchase Agreement, dated as of July 3, 2003, by and between the Company and Acqua Wellington North American Equities Fund, Ltd., incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, filed by the Company on July 3, 2003.

10.44	Common Stock Purchase Agreement, dated as of February 26, 2004, by and between the Company and Mainfield Enterprises, Inc. (Filed as Exhibit 10.43 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2004, and incorporated herein by reference).

10.45	Purchase Agreement, dated as of June 13, 2003, by and among the Company and Citigroup Global Markets, Inc., CIBC World Markets Corp., Deutsche Bank Securities Inc., First Albany Corporation, Needham & Company, Inc. and SG Cowen Securities Corporation, as representatives of the Initial Purchasers named in Schedule I thereto (Filed as Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003, and incorporated herein by reference).

10.46	Purchase Agreement, dated May 12, 2004, by and among the Company and Merrill Lynch & Co., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., First Albany Capital Inc., J.P. Morgan Securities Inc., Needham & Company, Inc., Piper Jaffray & Co. and SG Cowen & Co., LLC, as representatives of the Initial Purchasers named in Schedule A thereto (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2004, and incorporated herein by reference).

10.47	Registration Rights Agreement, dated as of June 18, 2003, among the Company, Citigroup Global Markets, Inc., CIBC World Markets Corp., Deutsche Bank Securities Inc., First Albany Corporation, Needham & Company, Inc. and SG Cowen Securities Corporation (Filed as Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003, and incorporated herein by reference).

10.48	Registration Rights Agreement, dated May 18, 2004, among the Company, Merrill Lynch & Co., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., First Albany Capital Inc., J.P. Morgan Securities Inc., Needham & Company, Inc., Piper Jaffray & Co. and SG Cowen & Co., LLC (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2004, and incorporated herein by reference).

10.49	Pledge and Escrow Agreement dated as of June 18, 2003, by and among the Company, Wells Fargo Bank Minnesota, N.A., as Trustee and Wells Fargo Bank Minnesota, N.A. as Escrow Agent (Filed as Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003, and incorporated herein by reference).

Exhibit Number
10.50	Pledge and Escrow Agreement dated as of May 18, 2004, by and among the Company, Wells Fargo Bank, N.A., as Trustee and Wells Fargo Bank, N.A. as Escrow Agent (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2004, and incorporated herein by reference).

10.51	Amended and Restated Sales and Marketing Services Agreement dated as of July 9, 2003, by and between the Company, Innovex (North America), Inc., as successor to Innovex Inc., Innovex LP, and Quintiles Transnational Corp. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by Company on July 11, 2003, and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has previously been granted for portions of this exhibit.
***	Confidential treatment has been requested for portions of this exhibit.

(c)	Exhibits

See Exhibits listed under Item 15(a)(3) above.

(d)	Financial Statements and Schedules

The financial statement schedules required by this Item are listed under 15(a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf, by the undersigned, thereunto duly authorized, in the City of Palo Alto, County of Santa Clara, State of California, on March 14, 2005.

CV THERAPEUTICS, INC.

By:	/s/ LOUIS G. LANGE
Louis G. Lange, M.D., Ph.D. Chairman of the Board of CV Therapeutics Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ LOUIS G. LANGE Louis G. Lange, M.D., Ph.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2005

/s/ DANIEL K. SPIEGELMAN Daniel K. Spiegelman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2005

Santo J. Costa	Director	March 14, 2005

/s/ JOHN GROOM John Groom	Director	March 14, 2005

/s/ THOMAS L. GUTSHALL Thomas L. Gutshall	Director	March 14, 2005

/s/ PETER BARTON HUTT Peter Barton Hutt, Esq.	Director	March 14, 2005

/s/ KENNETH B. LEE, JR. Kenneth B. Lee, Jr.	Director	March 14, 2005

/s/ BARBARA J. MCNEIL Barbara J. McNeil, M.D., Ph.D.	Director	March 14, 2005

/s/ COSTA G. SEVASTOPOULOS Costa G. Sevastopoulos, Ph.D.	Director	March 14, 2005

/s/ THOMAS E. SHENK Thomas E. Shenk, Ph.D.	Director	March 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

CV Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of CV Therapeutics, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CV Therapeutics, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CV Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 8, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

CV Therapeutics, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A, that CV Therapeutics, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CV Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that CV Therapeutics, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CV Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CV Therapeutics, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 8, 2005

CV THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$15,840	$20,759
Marketable securities	412,658	383,744
Restricted cash	2,000	6,125
Other current assets	11,009	17,275

Total current assets	441,507	427,903
Notes receivable from related parties	980	435
Property and equipment, net	16,358	15,284
Restricted cash	2,886	6,797
Other assets	9,664	11,811

Total assets	$471,395	$462,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,016	$6,745
Accrued liabilities	15,121	38,568
Current portion of capital lease obligations	393	96
Current portion of deferred revenue	1,029	1,029

Total current liabilities	20,559	46,438
Capital lease obligations	–	35
Convertible subordinated notes	296,250	329,645
Deferred revenue	1,572	543
Other liabilities	4,177	6,167

Total liabilities	322,558	382,828
Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value, 85,000,000 shares authorized, 29,087,718 and 34,634,727 shares issued and outstanding at December 31, 2003 and 2004, respectively	577,784	666,119
Accumulated deficit	(429,476)	(584,559)
Cumulative other comprehensive income (loss)	529	(2,158)

Total stockholders’ equity	148,837	79,402

Total liabilities and stockholders’ equity	$471,395	$462,230

See accompanying notes

CV THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2002	2003	2004
Revenues:
Collaborative research	$5,287	$11,305	$20,428
Operating expenses:
Research and development	90,973	80,792	124,346
Sales and marketing	11,271	23,476	20,281
General and administrative	15,955	17,015	22,897

Total operating expenses	118,199	121,283	167,524

Loss from operations	(112,912)	(109,978)	(147,096)
Interest and other income, net	15,700	10,853	7,341
Interest expense	(10,410)	(11,659)	(13,579)
Other expense, net	(151)	(167)	(1,749)

Net loss	$(107,773)	$(110,951)	$(155,083)

Basic and diluted net loss per share	$(4.13)	$(3.91)	$(4.90)

Shares used in computing basic and diluted net loss per share	26,093	28,360	31,671

See accompanying notes

CV THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Deferred Compensation	Accumulated Deficit	Cumulative Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2001	25,482,343	$494,604	$(194)	$(210,752)	$4,735	$288,393
Issuance of common stock, net of repurchases	1,634,462	38,860	–	–	–	38,860
Compensation related to grants of certain stock options	–	343	–	–	–	343
Amortization and reduction of deferred compensation	–	(285)	194	–	–	(91)
Comprehensive loss:
Net loss	–	–	–	(107,773)	–	(107,773)
Unrealized losses on investments	–	–	–	–	(767)	(767)

Total comprehensive loss	–	–	–	–	–	(108,540)

Balances at December 31, 2002	27,116,805	533,522		(318,525)	3,968	218,965
Issuance of common stock, net of repurchases	1,970,913	37,315	–	–	–	37,315
Compensation related to grants of certain stock options	–	651	–	–	–	651
Common Stock Warrant	–	6,296	–	–	–	6,296
Comprehensive loss:
Net loss	–	–	–	(110,951)	–	(110,951)
Unrealized losses on investments	–	–	–	–	(3,439)	(3,439)

Total comprehensive loss	–	–	–	–	–	(114,390)

Balances at December 31, 2003	29,087,718	577,784	–	(429,476)	529	148,837
Issuance of common stock, net of repurchases	5,547,009	88,327	–	–	–	88,327
Compensation related to grants of certain stock options	–	8	–	–	–	8
Comprehensive loss:
Net loss	–	–	–	(155,083)	–	(155,083)
Unrealized losses on investments	–	–	–	–	(2,687)	(2,687)

Total comprehensive loss	–	–	–	–	–	(157,770)

Balances at December 31, 2004	34,634,727	$666,119	$–	$(584,559)	$(2,158)	$79,402

See accompanying notes

CV THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(107,773)	$(110,951)	$(155,083)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on the sale of investments	(1,305)	(1,755)	621
Write-off of unamortized issuance costs on convertible subordinated notes repurchased	–	–	1,615
Forgiveness of related party notes receivable	–	100	73
Non cash expense associated with issuance of stock, stock options and warrants	785	5,425	1,185
Depreciation and amortization	9,424	14,204	14,343
Change in assets and liabilities:
Other current assets	986	(2,057)	(6,261)
Restricted cash	–	(4,886)	(8,036)
Other assets	–	(322)	391
Accounts payable	13	(1,526)	2,729
Accrued and other liabilities	4,448	3,360	25,335
Deferred revenue	(1,029)	(1,029)	(1,029)

Net cash used in operating activities	(94,451)	(99,437)	(124,117)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(509,000)	(462,864)	(385,156)
Maturities of investments	70,430	35,190	23,255
Sales of investments	439,682	396,645	379,326
Capital expenditures	(6,717)	(4,580)	(3,604)
Notes receivable from related parties	(169)	165	500
Equity investment in collaboration partner	–	(1,000)	(1,000)

Net cash (used) provided by investing activities	(5,774)	(36,444)	13,321

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(779)	(393)	(440)
Borrowings on capital lease obligations	–	–	178
Repurchase of convertible subordinated notes	–	–	(116,605)
Borrowings under senior subordinated convertible notes, net of issuance costs	–	–	145,141
Borrowings under senior subordinated convertible debentures, net of issuance costs	–	96,730	–
Net proceeds from issuance of common stock	38,860	36,617	87,441

Net cash provided by financing activities	38,081	132,954	115,715

Net increase (decrease) in cash and cash equivalents	(62,144)	(2,927)	4,919
Cash and cash equivalents at beginning of year	80,911	18,767	15,840

Cash and cash equivalents at end of year	$18,767	$15,840	$20,759

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$10,385	$10,202	$11,751

See accompanying notes

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS

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

Principles of Consolidation

The financial statements include the accounts of our Company and our wholly-owned subsidiary. The functional currency of our European subsidiary in the United Kingdom is the U.S. dollar and all intercompany transactions and balances have been eliminated. All foreign currency remeasurement gains and losses were recorded in the consolidated statements of operations in accordance with Statement of Financial Accounting Standards No. 52 Foreign Currency Translation and have not been significant.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Marketable Securities

We consider all highly liquid debt investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash equivalents consist of money market funds, commercial paper and cash on deposit at banks. All other liquid investments are classified as marketable securities.

We determine the appropriate classification of investment securities at the time of purchase and reaffirm such designation as of each balance sheet date. At December 31, 2003 and 2004, all investment securities are designated as available-for-sale. We consider our available-for-sale portfolio as available for use in current operations. Accordingly, we have classified all investments as current, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest and other income, net within the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Realized gains on available-for-sale securities included in the consolidated statements of operations were $4.1 million, $2.2 million, and $334,000 for 2002, 2003 and 2004, respectively, while realized losses were $2.8 million, $490,000, and $943,000, respectively.

Restricted Cash

Restricted cash consists of the current and non current portions in the funding of escrow accounts to secure interest payments for our $100.0 million aggregate principal amount of senior subordinated convertible debentures and our $150.0 million aggregate principal amount of senior subordinated convertible notes (see Notes 8 and 9). Restricted cash consists of held-to-maturity U.S. Treasury securities that are carried at amortized cost, which approximates fair market value.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease. Repairs and maintenance costs are charged to expense as incurred.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), established standards for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires unrealized gains or losses on our available-for-sale securities, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income (loss). At each balance sheet date presented, our cumulative other comprehensive income consists solely of unrealized gains and losses on available-for-sale investment securities.

Reclassification

Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Concentrations of Risk

We are subject to credit risk from our portfolio of cash equivalents and marketable securities. We strive to limit concentration of risk by diversifying investments among a variety of issuers. No one issuer or group of issuers from the same holding company is to exceed 5% of market value of our portfolio except for securities issued by the U.S. Treasury or by one of its agencies. We also strive to limit risk by specifying a minimum credit quality of A1/P1 for commercial paper and A-/A3 for all other investments.

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

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful accrual of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our consolidated financial statements to the actual services received and efforts

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

Revenue Recognition

Revenue under our collaborative research arrangements is recognized based on the performance requirements of each contract. Amounts received under such arrangements consist of up-front license, periodic milestone payments, and reimbursement for research activities. Up-front or milestone payments, which are subject to future performance requirements, are recorded as deferred revenue and are recognized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate period based on research progress attained and events such as changes in the regulatory and competitive environment. Revenues related to substantive at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Revenue received for research activities are recognized as the related research effort is performed.

Stock-Based Compensation

We have elected to continue to account for stock options granted to employees using the intrinsic-value method as prescribed by Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB No. 25), and, thus recognize no compensation expense for options granted with exercise prices equal to the fair market value of our common stock on the date of grant. We recognize compensation for options granted to consultants based on the Black-Scholes option pricing model in accordance with Emerging Issues Task Force Consensus No. 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (SFAS No. 123), as amended by Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS No. 148), the estimated fair value of options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation, for the years ended December 31 (in thousands, except per share amounts):

	2002	2003	2004
Net loss as reported	$(107,773)	$(110,951)	$(155,083)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(23,966)	(21,845)	(15,338)

Pro forma net loss	$(131,739)	$(132,796)	$(170,421)

Basic and diluted net loss per share:
As reported	$(4.13)	$(3.91)	$(4.90)

Pro forma	$(5.05)	$(4.68)	$(5.38)

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

The fair value of our stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2002	2003	2004
Expected life (years)	5.2	5.1	5.0
Expected volatility	65%	65%	65%
Dividend yield	0%	0%	0%
Risk-free interest rate	3.5%	2.7%	3.5%

The weighted-average fair value of options granted during 2002, 2003 and 2004 was $12.93, $9.60 and $8.40, respectively.

Depreciation and Amortization

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets.

Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128), basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during each period.

Had we recorded net income for the years ended December 31, 2002, 2003 or 2004, diluted earnings per share would have included the effect of the following potential dilutive shares (in thousands).

	2002	2003	2004
Options to purchase common stock	5,282	6,756	6,254
Warrants	–	400	400
Convertible notes and debentures	3,074	5,176	11,831

	8,356	12,332	18,485

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, restricted cash, other current assets and certain other assets, accounts payable, accrued liabilities, capital lease obligations, convertible subordinated notes and long-term obligations. Cash and cash equivalents and marketable securities are reported at their respective fair values on the consolidated balance sheets. The fair value of the convertible subordinated notes at December 31, 2004 was determined by obtaining quotes from a market maker for the notes (see Notes 7 through 9 below). We believe the remaining financial instruments are reported on the consolidated balance sheet at amounts that approximate current fair values.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, (Statement 123R) which is a revision of FASB Statement No. 123, Accounting for Stock-Based

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123R on July 1, 2005, the beginning of our third quarter.

Statement 123R permits public companies to adopt its requirements using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt Statement 123R using the modified-prospective method.

As permitted by Statement 123, we currently account for share-based payments to employees using APB No. Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method will have a significant impact on our consolidated result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the valuation model we ultimately select. We are currently evaluating option valuation methodologies and assumptions in light of Statement 123R related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies we ultimately adopt.

2.    License and Collaboration Agreements

University of Florida Research Foundation

In June 1994, we entered into a license agreement with the University of Florida Research Foundation, Inc. under which we received exclusive worldwide rights to develop A1 adenosine receptor antagonists and agonists for the detection, prevention and treatment of human and animal diseases. In consideration for the license, we paid an initial license fee and are obligated to pay royalties based on net sales of products that utilize the licensed technology. Under this agreement, we must exercise commercially reasonable efforts to develop and commercialize one or more products covered by the licensed technology. In the event we fail to reach certain milestones under the agreement, the University of Florida Research Foundation may convert the exclusive license into a non-exclusive license. In March 1997, we sublicensed our rights under this license that relate to A1 adenosine receptor antagonists to Biogen.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

2.    License and Collaboration Agreements (Continued)

There was no accounting impact from this agreement in the years ended December 31, 2002, 2003 and 2004.

Roche

In March 1996, we entered into a license agreement with Syntex (U.S.A.) Inc. (now Roche Palo Alto LLC) to obtain United States and foreign patent rights to ranolazine and related know how for the treatment of angina and other cardiovascular indications. Roche provided initial quantities of the compound for use in clinical trials and related development activities. The license agreement is exclusive and worldwide except for the following countries which are licensed exclusively to Kissei Pharmaceuticals, Ltd. of Japan: Japan, Korea, China, Taiwan, Hong Kong, the Philippines, Indonesia, Singapore, Thailand, Malaysia, Vietnam, Myanmar, Laos, Cambodia and Brunei.

Under our license agreement, we paid an initial license fee, and are obligated to make certain payments to Roche, upon receipt of the first and second product approvals for Ranexa in any of the following major market countries: France, Germany, Italy, the United States and the United Kingdom. As of December 31, 2004, we had not terminated this agreement and therefore will be required to pay Roche, by March 31, 2005, $7.0 million plus interest accrued thereon from May 1, 2002, until the date of payment. As of December 31, 2004, we have accrued the $7.0 million payment and associated $3.1 million accrued interest. These amounts are included within the consolidated statement of operations as research and development expenses. Unless the agreement is terminated, if the second product approval in one of the major market countries occurs after May 1, 2004, but before March 31, 2006, we will make a second payment of $7.0 million plus interest accrued thereon from May 1, 2004, until the date of payment. Unless the agreement is terminated, if the second product approval in one of the major market countries has not occurred by March 31, 2006, we will pay Roche $3.0 million on or before March 31, 2006, and if we receive the second product approval after March 31, 2006, we will pay Roche $4.0 million within 30 days after the date of such second product approval. No amounts have been accrued at December 31, 2004 beyond the first payment discussed above. In addition, we will owe royalty payments based on net sales of products, if approved, that utilize the licensed technology. We are required to use commercially reasonable efforts to develop and commercialize the product for angina.

We or Roche may terminate the license agreement for material uncured breach, and we have the right to terminate the license agreement at any time on 120 days notice if we decide not to continue to develop and commercialize ranolazine.

Biogen Idec

In March 1997, we entered into two research collaboration and license agreements with Biogen, Inc. (now Biogen Idec Inc.) which grant Biogen the exclusive worldwide right to develop and commercialize any products which are produced based on our A1 adenosine receptor antagonist patents or technologies (including our rights under the University of Florida Research Foundation license) for all indications. Biogen’s efforts in this area are referred to as the Adentri™ program. In February 2000, based on results of a Phase II clinical trial, Biogen announced its intention to continue with the Adentri™ program, but with a backup licensed compound. Biogen owes certain milestone payments in connection with the successful completion of certain development and commercialization milestones relating to licensed products, and is obligated to pay royalties on any future sales of licensed products covered by the agreements. Biogen has control and responsibility for conducting, funding and pursuing all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of licensed products under the agreements.

Biogen may terminate the agreements for any reason upon 60 days written notice. If Biogen terminates the agreements, all rights to the technology we licensed to Biogen will revert to us. In addition, we will receive a

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

2.    License and Collaboration Agreements (Continued)

non-exclusive license to certain technology of Biogen, and we will owe Biogen a royalty on future sales of any A1 adenosine receptor antagonist products under the agreements.

Fujisawa Healthcare

In July 2000, we entered into a collaboration with Fujisawa Healthcare, Inc. to develop and market second generation pharmacologic cardiac stress agents. Under this agreement, Fujisawa received exclusive North American rights to regadenoson, a short acting selective A2A adenosine receptor agonist, and to a backup compound. We received $10.0 million from Fujisawa consisting of a $6.0 million up-front payment, which is being recognized as revenue over the expected development term of the agreement, and $4.0 million for the sale of 54,270 shares of our common stock. In September 2001, based on initiating a Phase II clinical trial for regadenoson, Fujisawa paid us a $2.0 million milestone payment. In November 2003, based on initiating a Phase III trial of regadenoson in October 2003, Fujisawa paid us a $3.0 million milestone payment. We may receive up to an additional $19.0 million in cash based on other development and regulatory milestones such as certain regulatory filings and approval. In addition, Fujisawa reimburses us for 75% of our development costs and we reimburse Fujisawa for 25% of their development costs. If the product is approved by the FDA, we will receive a royalty based on product sales of regadenoson and may receive a royalty on another product sold by Fujisawa. Collaborative research revenues for the reimbursement of development costs were $4.2 million, $7.3 million and $19.4 million for 2002, 2003 and 2004, respectively.

Fujisawa may terminate the agreement for any reason upon 90 days written notice, and we may terminate the agreement if Fujisawa fails to launch a product within a specified period after marketing approval. In addition, we or Fujisawa may terminate the agreement in the event of material uncured breach, or bankruptcy or insolvency.

Solvay Pharmaceuticals

In December 2004, we entered into an agreement with Solvay Pharmaceuticals to co-promote ACEON® (perindopril erbumine) Tablets, an angiotensin-converting enzyme inhibitor, or ACE inhibitor, with tissue activity, in the United States. Under the agreement, we are responsible for brand marketing activities and for establishing a cardiovascular specialty sales force to promote the product. Under the agreement, Solvay Pharmaceuticals continues to handle the manufacturing and distribution of the product, and its primary care sales force continues to promote the product.

There are no upfront payments by either party associated with the co-promotion agreement. Solvay Pharmaceuticals records as revenue all sales of ACEON®. For all product sales above a specified baseline, there is a multi-tiered revenue-sharing structure, and on average, we receive a share of sales of approximately 50-60% of sales above the baseline. These economic terms are subject to adjustment if the FDA approves a generic to perindopril in the United States, or if we do not meet our minimum marketing and promotional commitments, or if we allow Solvay Pharmaceuticals to provide at least a specified number of details and that turns out to be the majority of product details in any given year.

Under the co-promotion agreement, we are Solvay Pharmaceuticals’ exclusive co-promotion partner in the United States, and we have agreed not to market any other ACE inhibitor or any angiotensin receptor blocker until our marketing and promotional commitments under the agreement have expired or been terminated.

The period during which we must satisfy marketing and promotional commitments under the co-promotion agreement expires, unless earlier terminated, on the earlier of November 2008 or the date a generic to perindopril

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

2.    License and Collaboration Agreements (Continued)

is approved by the FDA, if any, although if patent protection for the product is extended beyond November 2009, we have the option to extend the term of our commitments provided that Solvay Pharmaceuticals obtains an extension of its United States license rights to the product. Immediately following the expiration of this period of our marketing and promotional commitments under the agreement, there is a residual term of three years, which is extended four years if the FDA does not approve the supplemental new drug application for the product relating to the EUROPA study by November 2005. During the residual term, all of the agreement terms remain in effect except that we will no longer be required to meet any minimum marketing and promotional commitments, although to the extent we continue to market and promote the product we will be entitled to the same compensation as before the residual term. Assuming there is no extension of or successful challenge to the product’s patent protection, no FDA approval of a generic to perindopril, and no earlier termination of the agreement, the co-promotion agreement expires in November 2011, or in November 2012 if the FDA does not approve the supplemental new drug application for the product relating to the EUROPA study by November 2005.

Either party may terminate the co-promotion agreement in the event of material uncured breach, and we may terminate the agreement for any reason on 180 days’ advance written notice.

In the year ended December 31, 2004, we recognized no revenues related to this agreement.

3.    Marketable Securities

Following is a summary of available-for-sale securities at December 31, 2003:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$8,866	$–	$–	$8,866
US government securities	6,399	–	–	6,399

	$15,265	$–	$–	$15,265

Marketable securities:
US government securities	$140,639	$225	$(84)	$140,780
Asset backed securities	72,817	21	(323)	72,515
Corporate bonds	198,673	796	(106)	199,363

	$412,129	$1,042	$(513)	$412,658

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

3.    Marketable Securities (Continued)

Following is a summary of available-for-sale securities at December 31, 2004:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$7,020	$–	$–	$7,020
US government securities	13,247	2	–	13,249

	$20,267	$2	$–	$20,269

Marketable securities:
US government securities	$128,408	$7	$(865)	$127,550
Asset backed securities	49,587	–	(242)	49,345
Corporate bonds	207,909	14	(1,074)	206,849

	$385,904	$21	$(2,181)	$383,744

As of December 31, 2004, we had marketable securities with maturities of one year or less of $163.1 million and greater than one year of $220.6 million. The average contractual maturity as of December 31, 2004 was approximately fourteen months, with no single investment’s maturity exceeding thirty-six months.

4.    Property and Equipment

Property and equipment are recorded at cost and consist of the following:

	December 31,
	2003	2004
	(in thousands)
Machinery and equipment	$16,376	$18,755
Furniture and fixtures	2,062	2,308
Leasehold improvements	10,207	11,162

	28,645	32,225
Less accumulated depreciation and amortization	(12,287)	(16,941)

	$16,358	$15,284

Property and equipment include $978,000 and $1.2 million recorded under capital leases at December 31, 2003 and 2004, respectively. Accumulated depreciation related to leased assets totaled $752,000 and $913,000, at December 31, 2003 and 2004, respectively.

Depreciation expense, including depreciation of assets under capital leases, was $2.7 million, $3.2 million and $3.6 million for 2002, 2003 and 2004, respectively. Amortization expense for leasehold improvements was $1.0 million, $965,000 and $1.0 million for 2002, 2003 and 2004, respectively.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

5.    Current Accrued Liabilities

Current accrued liabilities consist of the following:

	December 31,
	2003	2004
	(in thousands)
Accrued interest	$3,222	$1,936
Compensation related accruals	4,899	7,748
Clinical trials	3,800	14,693
Syntex (U.S.A) Inc. (now Roche Palo Alto LLC) milestone accrual	–	10,080
Other	3,200	4,111

	$15,121	$38,568

6.    Commitments and Contingencies

We currently lease three buildings used as laboratory and office space in Palo Alto, California. The first building has approximately 61,000 square feet. In December 2004, we amended this lease to add an adjacent building containing approximately 48,000 additional square feet. The lease term for both buildings expires in April 2014 with an option to renew for eleven years. In November and December 2000, we entered into two lease agreements for a building which has approximately 73,000 square feet. The first of these two agreements is a sublease with a term that expires in February 2005. This sublease is secured by an irrevocable letter of credit which contains certain covenants that we were in compliance with as of December 31, 2004. The second agreement is with the master landlord and has a term from March 2005 through April 2012. Our United Kingdom subsidiary leases approximately 4,000 square feet of office space in Stevenage, Hertfordshire in the United Kingdom. The lease expires in February 2008.

We have entered into certain manufacturing-related agreements in connection with the potential future commercial production of Ranexa.

Below is a table that presents minimum payments under our commitments as of December 31, 2004.

	Convertible Notes	Manufacturing Agreements	Operating Leases
	(in thousands)
Year ending December 31,
2005	$9,908	$4,625	$8,945
2006	9,908	–	13,539
2007	87,662	2,456	13,570
2008	6,125	2,456	14,610
2009	6,125	1,228	14,403
2010 and thereafter	287,313	–	36,528

Total minimum payments	$407,041	$10,765	$101,595

Under our manufacturing-related agreements, additional payments up to $12.0 million above the specified minimums included in the tables above will be required in connection with the approval of Ranexa.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

6.    Commitments and Contingencies (Continued)

Gross rent expense for the years ended December 31, 2002, 2003, and 2004 was $12.3 million, $12.6 million and $12.9 million, respectively. Separately, we also had sublease rental income for the years ended December 31, 2002 and 2003 of $1.8 million and $1.0 million, respectively.

7.    Convertible Subordinated Notes

In March 2000, we completed a private placement of $196.3 million aggregate principal amount of 4.75% convertible subordinated notes due March 7, 2007. The notes are unsecured and subordinated in right of payment to all existing and future senior debt as defined in the indenture governing the notes. We pay interest semi-annually on March 7th and September 7th of each year. The conversion rate is 15.66 shares of common stock per $1,000 principal amount of notes. This is equivalent to a conversion price of $63.84 per share. In May and June 2004, we repurchased approximately $116.6 million of these outstanding notes. In connection with the repurchases we recorded a loss of approximately $3.3 million for the early extinguishment of debt, which included $1.6 million in unamortized offering costs included in interest expense and $1.7 million in premium payments above the principal value of the notes included in other expense, net, in the accompanying consolidated statement of operations. As of December 31, 2004, we had approximately $79.6 million aggregate principal amount outstanding of the 4.75% convertible subordinated notes due 2007.

The conversion price of these notes is subject to adjustment upon the occurrence of certain events, including the payment of dividends or distributions to our stockholders in shares of our common stock, stock splits, the issuance of rights or warrants to all of our stockholders which provide for a subscription or exercise price that is below the then current market price of our common stock, the distribution to all of our stockholders of shares of any class of our capital stock, evidence of indebtedness, cash or other assets, the distribution of cash to all of our stockholders during any twelve-month period that, in the aggregate, exceeds 10% of the aggregate market value of our then outstanding common stock, and, in certain circumstances in connection with an expired tender or exchange offer made by us, the payment to our stockholders of an aggregate consideration that exceeds 10% of the aggregate market value of our then outstanding common stock.

At December 31, 2004, we have reserved 1,247,575 shares of common stock for issuance upon conversion of the notes. We may redeem the notes on or after March 7, 2003 and prior to maturity, at a premium. We incurred issuance costs related to this private placement of approximately $6,701,000 which have been recorded as other assets and are being amortized to interest expense over the seven-year life of the notes. Any remaining notes at the maturity date must be settled in cash.

The fair value of our 4.75% convertible subordinated notes, based upon the estimated market price of a market maker for the notes at December 31, 2004, was approximately $81.2 million.

8.    Senior Subordinated Convertible Debentures

In June 2003, we completed a private placement of $100.0 million aggregate principal amount of 2.0% senior subordinated convertible debentures due May 16, 2023. The holders of the debentures may require us to purchase all or a portion of their debentures on May 16, 2010, May 16, 2013 and May 16, 2018, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. The debentures are unsecured and subordinated in right of payment to all existing and future senior debt, as defined in the indenture governing the debentures, equal in right of payment to our future senior subordinated debt and senior in right of payment to our existing and future subordinated debt. We pay interest semi-annually on May 16 and November 16 of each year. The initial conversion rate of the debentures, which is

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

8.    Senior Subordinated Convertible Debentures (Continued)

subject to adjustment in certain circumstances, is 21.0172 shares of common stock per $1,000 principal amount of debentures. This is equivalent to an initial conversion price of $47.58 per share. We may, at our option, redeem all or a portion of the debentures in cash at any time on or after May 16, 2006 at pre-determined prices from 101.143% to 100.000% of the face value of the debentures per $1,000 of principal amount, plus accrued and unpaid interest to the date of redemption. We can elect to settle these debentures with shares of common stock or cash at our option.

At December 31, 2004, we have reserved 2,101,720 shares of common stock for issuance upon conversion of the debentures. We incurred issuance costs related to this private placement of approximately $3.4 million, which have been recorded as other assets and are being amortized to interest expense ratably over the life of the debentures. Additionally, in connection with the private placement, we have restricted cash of approximately $3.0 million, of which approximately $2.0 million is classified as current restricted cash and approximately $967,000 is classified as long term restricted cash in the accompanying consolidated balance sheets. The restricted cash secures the next three interest payments due on the debentures.

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

The fair value of our senior subordinated convertible debentures, based on the estimated market price of a market maker for the debentures at December 31, 2004, was approximately $85.0 million.

9.    Senior Subordinated Convertible Notes

In May and June 2004, we sold $150.0 million aggregate principal amount of 2.75% senior subordinated convertible notes due 2012 through a private placement to qualified institutional buyers in reliance on Rule 144A. The net proceeds to us were approximately $145.2 million, which was net of the initial purchasers’ discount of $4.5 million and approximately $0.3 million in legal, accounting and printing expenses. Costs relating to the issuances of these notes were capitalized and are being amortized ratably over the term of the debt. The notes are unsecured and subordinated to all of our existing and future senior debt, equal in right of payment with our existing and future senior subordinated debt, and senior in right of payment to our existing and future subordinated debt. We pay interest semi-annually on May 16 and November 16 of each year. The notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of our common stock. The notes are convertible at a conversion rate of 56.5475 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $17.68 per share. At December 31, 2004, we have reserved 8,482,125 shares of authorized common stock for issuance upon conversion of the notes. We may redeem some or all of the notes for cash at any time on or after May 20, 2009 at specified redemption prices, together with accrued and unpaid interest. A portion of the net proceeds from the offering were used to repurchase approximately $116.6 million principal amount of our 4.75% convertible subordinated notes and to

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

9.    Senior Subordinated Convertible Notes (Continued)

fund the interest escrow account of approximately $9.9 million, of which approximately $4.1 million is classified as current restricted cash and approximately $5.8 million is classified as long term restricted cash in the accompanying consolidated balance sheets. The restricted cash secures the next five interest payments due on the notes. We can elect to settle these notes with shares of common stock or cash at our option.

In November 2004, a shelf registration statement on Form S-3 for the resale of the debentures and the common stock issuable upon conversion of the notes was declared effective by the Securities and Exchange Commission. We have agreed to keep the shelf registration statement effective until June 8, 2006.

The fair value of our senior subordinated convertible notes, based on the market price for the debentures at December 31, 2004, was approximately $227.5 million.

10.    Related Party Transactions

From 1992 through 2003, we issued loans to certain of our officers, employees and a consultant related to relocation and other business purposes. However, in July 2002 the Sarbanes-Oxley Act of 2003 prohibited any extension of credit (for example, a loan) to any director or executive officer, and we have complied with this legal prohibition. Loans to our officers, employees and a consultant aggregating $980,000 and $435,000, respectively, were outstanding at December 31, 2003 and 2004, respectively. These loans bear interest at 3.65% to 6.53% per annum. The amounts are repayable on various dates through October 30, 2008. Loans outstanding at December 31, 2004 are secured by secondary deeds of trust on real estate.

11.    Litigation

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit filed in August 2003 in the United States District Court for the Northern District of California captioned Crossen v. CV Therapeutics, Inc., et al. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations were filed against the defendants. In November 2003, the court appointed a lead plaintiff, and in December 2003, the court consolidated all of the securities class actions filed to date into a single action captioned In re CV Therapeutics, Inc. Securities Litigation. In January 2004, the lead plaintiff filed a consolidated complaint. We and the other named defendants filed a motion to dismiss the consolidated complaint in March 2004. In August 2004, these motions were granted in part and denied in part. The court granted the motions to dismiss by two individual defendants, dismissing both individuals from the action with prejudice, but denied the motions to dismiss by us and two other individual defendants. After the motion to dismiss was decided, this action entered the discovery phase, and discovery in the action is ongoing.

In addition, our directors and certain of our officers have been named as defendants in a derivative lawsuit filed in August 2003 in California Superior Court, Santa Clara County, captioned Kangos v. Lange, et al., which names CV Therapeutics as a nominal defendant. The plaintiff in this action is one of our stockholders who seek to bring derivative claims on behalf of CV Therapeutics against the defendants. The lawsuit alleges breach of fiduciary duty and related claims based on purportedly misleading statements concerning our new drug application for Ranexa. At the appropriate time, we expect to file a motion to dismiss this lawsuit due to the plaintiff’s unexcused failure to make a demand on us before filing the action.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. Accordingly, no accrual has been established for these lawsuits.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

12.    Stockholders’ Equity

Preferred Stock

Of the 5,000,000 shares of preferred stock that we are authorized to issue, 850,000 shares are designated Series A junior participating preferred stock and are reserved for issuance pursuant to our Stockholders Rights Plan. Our board of directors may increase the number of shares designated as Series A junior participating preferred stock without further stockholder action. Under our Restated Certificate of Incorporation, our board of directors is authorized without further stockholder action to provide for the issuance of up to 5,000,000 shares of our preferred stock, in one or more series, with such voting powers, full or limited, and with such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated in the resolution or resolutions providing for the issue of a series of such stock adopted, at any time or from time to time, by our board of directors. The rights of the holders of each series of the preferred stock will be subordinate to those of our general creditors.

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

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

12.    Stockholders’ Equity (Continued)

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

The combined total value of shares that we have the ability to sell to Acqua Wellington through draw downs and call option exercises under the financing arrangement cannot exceed $100.0 million or 5,686,324 shares of our common stock, whichever occurs first. As of December 31, 2004, we had issued 4,167,221 shares of our common stock to Acqua Wellington under this financing arrangement for net cash proceeds of approximately $75.0 million. In January 2005, the purchase agreement with Acqua Wellington automatically terminated when we reached the $100.0 million limit of this financing arrangement by selling 1,275,711 shares of common stock to Acqua Wellington for gross proceeds of $25.0 million.

Warrants

In April 2003, we amended the lease on our 3172 Porter Drive facility in Palo Alto, California to, among other things, extend the term of the lease until April 2014 and provide for rent reductions, facility improvements and the issuance to the landlord of a warrant to purchase 200,000 shares of our common stock at an exercise price of $17.29 per share. The warrant is exercisable, in whole or in part, during the term commencing on April 1, 2003 and ending at the later of (i) the tenth anniversary of April 1, 2003 if (but only if) at any time prior to the fifth anniversary of April 1, 2003, the closing price of our common stock on the Nasdaq National Market has not been more than $34.58 for each trading day during any period of twenty consecutive trading days or (ii) the fifth anniversary of April 1, 2003. In accordance with EITF 96-18, the warrant was valued using the Black-Scholes model, assuming a term of ten years, a risk-free interest rate of 3.9% and volatility of 65%. We are accounting for the warrant as non-cash rent expense over the life of the lease.

In July 2003, we and Quintiles Transnational Corp. (Quintiles) modified our commercialization agreement for Ranexa. The modified agreement provides us with complete commercialization rights for Ranexa, including the opportunity to hire and train a dedicated cardiovascular sales force. Quintiles and its commercial sales and marketing subsidiary, Innovex Inc., continue to have a commercialization services relationship with us relating to Ranexa and also became a preferred provider of their full range of pharmaceutical services to us. In addition, pursuant to the modified agreement, Quintiles received a fully vested, non-forfeitable warrant, with a five-year term, to purchase 200,000 shares of our common stock at an exercise price of $32.93 per share. In accordance with EITF 96-18, the warrant was valued using the Black-Scholes model, assuming a term of five years, a risk-free interest rate of 2.5% and volatility of 65%, resulting in a charge to sales and marketing expense of approximately $3.7 million in the year ended December 31, 2003.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

12.    Stockholders’ Equity (Continued)

Employee Stock Purchase Plan

In September 1996, the board of directors adopted the Employee Stock Purchase Plan (Purchase Plan) covering an aggregate of 150,000 shares of our common stock. In May 2000, our stockholders approved an additional 75,000 shares for this Purchase Plan with annual automatic increases through 2005 in an amount equal to the least of (i) one-half of one percent of the number of outstanding shares of our common stock, (ii) 100,000 shares, or (iii) a smaller number of shares determined by the board of directors. In May 2003, our stockholders approved an amendment to provide that, on the day following each annual meeting beginning in 2003 and continuing through the annual meeting in 2007, the number of shares of common stock reserved for issuance under the Purchase Plan shall automatically be increased by the lesser of (i) 250,000 shares of common stock or (ii) a lesser number of shares of common stock as determined by the Board of Directors. This Purchase Plan is designed to allow eligible employees of ours or an affiliate of ours to purchase shares of our common stock at quarterly intervals through their periodic payroll deductions, which may not exceed 15 percent of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85 percent of the fair market value of our common stock at the beginning of the offering period or an amount equal to 85 percent of the fair market value of our common stock on each purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with us. Shares in the amount of 673,889 have been authorized for issuance and 68,866, 116,178 and 177,311 shares have been issued under this Purchase Plan in the years ending December 31, 2002, 2003 and 2004, respectively.

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

Our Non-Employee Directors’ Stock Option Plan (Directors’ Plan) was amended and restated in 1996 to allow the granting of up to 250,000 shares of common stock to our directors who are not otherwise an employee of, or consultant of ours or any affiliate of ours. In May 2000, our stockholders approved an additional 150,000 shares for this Directors’ Plan. In June 2002, our stockholders approved an increase in the number of shares of common stock authorized and reserved for issuance under the Directors’ Plan by 150,000 shares, such that after giving effect to such increase, the aggregate number of shares of common stock authorized and reserved to be issued under the Directors’ Plan is 550,000. Options granted under this Directors’ Plan expire no later than 10 years from the date of grant. The exercise price of each option shall be the fair market value of the stock subject to such option on the date such option is granted. In August 2000, the board of directors approved amending the Directors’ Plan to increase the number of shares automatically granted to new members of the board of directors. The options covered by such initial grants generally vest in increments over a period of three years from the date of grant for new directors. Also in August 2000, the board of directors approved amending the Directors’ Plan to increase the number of shares automatically granted each year to existing members of the board of directors as replenishment grants. This amendment also modified the vesting schedule for all new replenishment grants, from the previous full vesting one year from the date of grant to vesting in increments over a period of one year from the date of grant. In February 2002, the board of directors amended the Director’s Plan to: (i) permit the net exercise of options granted thereunder without regard to the number of shares being

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

12.    Stockholders’ Equity (Continued)

acquired in connection with such exercise, and (ii) provide that the board of directors may amend outstanding options under the Directors’ Plan; provided that such amendments be consented to in writing to the extent they impair the existing rights of optionees, and provided further that the board cannot, without the approval of our stockholders, amend any outstanding option granted under the Directors Plan to reduce its exercise price or cancel and replace any outstanding option with grants having a lower exercise price. In July 2002, the board amended the Directors Plan to allow for the transfer of options granted under the plan for tax, financial and estate planning purposes. In April 2004, our board of directors approved and adopted an amended and restated Directors’ Plan under which (a) if an optionee’s service as a non-employee director terminates for any reason, the option shall terminate on the earlier of the expiration date of the option or the date six (6) months following the date of such termination of service as a non-employee director (except in the case of a termination of service due to the optionee’s death), and (b) in all circumstances an option may be exercised following termination of the optionee’s service as a non-employee director only as to that number of shares as to which it was exercisable on the date of termination of such service as a non-employee director and, where an optionee provides continuous service as an employee of or consultant to us or any affiliate following termination of service as a non-employee director, shall be exercisable as to that number of shares as to which it becomes exercisable in light of continued vesting as allowed under the Directors’ Plan in light of such continuous service, provided that in any and all cases options shall terminate on the earlier of the expiration date of the option or the date six (6) months following the date of termination of service as a non-employee director.

In May 2000, our stockholders approved the 2000 Equity Incentive Plan and the issuance of up to 1,500,000 shares of common stock under this 2000 Equity Incentive Plan. In February 2002, the board of directors amended and restated the 2000 Equity Incentive Plan to disallow the granting of stock bonuses and rights to acquire restricted stock, and to provide that the board of directors cannot, without the approval of our stockholders, amend any outstanding option granted under the 2000 Equity Incentive Plan to reduce its exercise price or cancel and replace any outstanding option with grants having a lower exercise price. In June 2002, our stockholders approved an increase in the number of shares of common stock authorized and reserved for issuance under the 2000 Equity Incentive Plan by 950,000 shares, such that after giving effect to such increase, the aggregate number of shares of common stock authorized and reserved to be issued under the 2000 Equity Incentive Plan was 2,450,000. In April 2004, subject to stockholder approval, our board of directors (a) terminated our 2000 Nonstatutory Incentive Plan as to any future grants, and (b) approved and adopted an amended and restated 2000 Equity Incentive Plan (i) to allow the granting of rights to acquire restricted stock and/or restricted stock units, (ii) to increase the number of shares of our common stock authorized and reserved for issuance such that, after giving effect to such increase, the aggregate number of shares of our common stock authorized and reserved to be issued under the 2000 Equity Incentive Plan shall not exceed in the aggregate the sum of (x) two million four hundred fifty thousand (2,450,000) shares of our common stock (which was the number of shares available for issuance under the 2000 Equity Incentive Plan prior to this amendment), (y) that number of shares of our common stock remaining available for issuance as of March 29, 2004 under the 2000 Nonstatutory Incentive Plan (not to exceed 404,685 shares of our common stock), and (z) that number of shares of our common stock that after March 29, 2004 again become available for issuance as a result of stock awards granted under the 2000 Nonstatutory Incentive Plan thereunder expiring or terminating without having been exercised in full. In May 2004, our stockholders terminated our 2000 Nonstatutory Incentive Plan and approved and adopted the amended and restated 2000 Equity Incentive Plan as approved by the board of directors. In September 2004, our board of directors approved and adopted an amended and restated 2000 Equity Incentive Plan to allow the granting of stock appreciation rights. In February 2005, our board of directors approved an amended and restated 2000 Equity Incentive Plan that restricts the number of options that may be granted with an exercise price below fair market value on the date of grant, other than in connection with a merger or similar transaction, and does not allow any deferred payment arrangement with the recipient of any stock award under the plan.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

12.    Stockholders’ Equity (Continued)

The 2000 Equity Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock and/or restricted stock units, and stock appreciation rights. Options granted under the 2000 Equity Incentive Plan expire no later than 10 years from the date of grant. The exercise price of an option shall be not less than 100% of the fair market value of the stock subject to the option on the date the option is granted, unless granted to a person who owns 10% or more of the fair market value of the stock of the company and its affiliates, in which case the exercise price shall be not less than 110% of the fair market value of the stock subject to the option on the date of grant. The vesting provisions of individual options may vary but in each case will provide for vesting of at least 20% of the total number of shares subject to the option per year. Restricted stock and/or restricted stock units granted under the 2000 Equity Incentive Plan shall have such terms and conditions as are approved by the board of directors. Grants of restricted stock and/or restricted stock units may have a purchase price or no purchase price, as determined by the board of directors, and shall be subject to a vesting schedule or forfeiture or share repurchase option as determined by the board of directors. Stock appreciation rights granted under the 2000 Equity Incentive Plan shall have such terms and conditions as are approved by the board of directors. Grants of stock appreciation rights shall have a term and exercise price as set by the board of directors, and a participant exercising a stock appreciation right shall receive consideration as determined by the board of directors.

In July 2000, the board of directors approved the 2000 Nonstatutory Incentive Plan (Nonstatutory Plan) and the issuance of up to 250,000 shares of common stock under the Nonstatutory Plan. In fiscal year 2001, the board of directors approved the issuance of up to an additional 885,325 shares of common stock, for a total of up to 1,135,325 shares under the Nonstatutory Plan. During fiscal year 2002, the board of directors amended the Nonstatutory Plan several times to increase the number of shares, such that after giving effect to such increases, the aggregate number of shares of common stock authorized and reserved to be issued under the Nonstatutory Plan was 3,760,325. In February 2002, the board of directors amended and restated the Nonstatutory Plan to disallow the granting of stock bonuses and rights to acquire restricted stock, and to provide that the board of directors could not, without the approval of our stockholders, amend any outstanding option granted under the Nonstatutory Plan to reduce its exercise price or cancel and replace any outstanding option with grants having a lower exercise price. In April 2004, our board of directors terminated the Nonstatutory Plan, subject to stockholder approval. In October 2002, the board of directors amended the 2000 Nonstatutory Incentive Plan to allow the Company to grant stock options to employees in Europe. In May 2004, our stockholders terminated our Nonstatutory Plan. The Nonstatutory Plan provided for common stock options to be granted to our employees and consultants and those of our affiliates. The Nonstatutory Plan allowed for the grant of nonstatutory stock options. Options granted under this Nonstatutory Plan expire no later than 10 years from the date of grant. The exercise price of each nonstatutory option is not less than 100% of the fair market value of the stock subject to the option on the date the option is granted. The vesting provisions of individual options may vary but in each case provided for vesting of at least 20% of the total number of shares subject to the option per year.

As of May 2004, the Company has terminated the Nonstatutory Plan. 404,685 shares remained available for issuance under the Nonstatutory Plan, and options to purchase 3,339,836 shares of common stock were outstanding under the Nonstatutory Plan. These shares are now issuable or may become issuable under the 2000 Equity Incentive Plan as described above.

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

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

12.    Stockholders’ Equity (Continued)

In December 2004, the board of directors approved the 2004 Employee Commencement Incentive Plan (Commencement Plan). The Commencement Plan became effective immediately thereafter. The Commencement Plan provides for the grant of nonstatutory stock options, restricted stock awards and restricted stock units, referred to collectively as awards. The awards granted pursuant to the Commencement Plan are intended to be stand-alone inducement awards pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). The Commencement Plan is not subject to the approval of the company’s stockholders. Any employee who has not previously been an employee or director of the company or an affiliate, or following a bona fide period of non-employment by the company or an affiliate, is eligible to participate in the Commencement Plan only if he or she is granted an award in connection with his or her commencement of employment with the company or an affiliate and such grant is an inducement material to his or her entering into employment with the company or an affiliate. The board of directors administers the Commencement Plan. Subject to the provisions of the Commencement Plan, the board of directors has the power to construe and interpret the Commencement Plan and to determine the persons to whom and the dates on which awards will be granted, the number of shares of common stock to be subject to each award, the time or times during the term of each award within which all or a portion of such award may be exercised, the exercise price, the type of consideration and other terms of the award. Awards may be granted under the Commencement Plan upon the approval of a majority of the board’s independent directors or upon the approval of the compensation committee of the board of directors. The number of shares of common stock that may be issued pursuant to awards shall initially be zero. Prior to or concurrently with the grant of any awards under the Commencement Plan, our board of directors shall reserve for issuance pursuant to the Commencement Plan the number of shares of common stock as may be necessary in order to accommodate such awards. Each award granted under the Commencement Plan shall be in such form and shall contain such terms and conditions as the board of directors shall deem appropriate. The provisions of separate awards need not be identical.

The following table summarizes activity under all our option plans:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
	(in thousands, except per share amounts)
Balance at December 31, 2001	395	3,667	$35.43

Shares authorized	3,725
Options granted	(1,945)	1,945	$24.05
Options forfeited	223	(223)	$42.75
Options expired	(136)	–	$–
Options exercised	–	(107)	$7.87

Balance at December 31, 2002	2,262	5,282	$31.47

Shares authorized	–
Options granted	(1,803)	1,803	$17.62
Options forfeited	174	(174)	$39.08
Options expired	(17)	–	$–
Options exercised	–	(155)	$7.71

Balance at December 31, 2003	616	6,756	$28.12

Shares authorized	–
Options granted	(384)	384	$14.86
Options forfeited	766	(766)	$33.20
Options expired	(4)	–	$–
Options exercised	–	(120)	$8.39

Balance at December 31, 2004	994	6,254	$27.04

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

12.    Stockholders’ Equity (Continued)

The following table summarizes information about stock options outstanding at December 31, 2004:

Outstanding Options
Range of Exercise Prices	Shares Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable Options
				Number of Shares (in thousands)	Weighted Average Exercise Price
$ 2.00 - $13.16	1,469	6.7	$10.85	809	$9.12
$13.20 - $23.21	2,021	8.0	$18.59	818	$18.77
$23.22 - $37.13	1,085	6.8	$32.66	786	$33.99
$37.44 - $57.34	1,584	6.5	$46.53	1,269	$46.19
$57.75 - $86.56	95	5.8	$68.24	95	$68.24

	6,254	7.1	$27.04	3,777	$30.33

As of December 31, 2002, 2003, and 2004, the total number of options exercisable was 1,950,000, 2,915,000, and 3,777,000 shares, respectively.

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

The rights were distributed as a non-taxable dividend and will expire on February 1, 2009, unless such date is extended or the rights are earlier exchanged or redeemed as provided in the plan. The rights will be exercisable only if a person or group acquires 20% or more of the company’s common stock or announces a tender offer of the company’s common stock. If a person acquires 20% or more of the company’s stock, all rightsholders except the buyer will be entitled to acquire the company’s common stock at discount. The effect will be to discourage acquisitions of more than 20% of the company’s common stock without negotiations with the board of directors.

In July 2000, the board of directors approved certain amendments to this plan, including lowering the trigger percentage from 20% to 15%, and raising the exercise price for each right from $35.00 to $500.00.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

13.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax assets at December 31 are as follows (in thousands):

	2003	2004
Deferred tax assets:
Net operating loss carryforwards	$155,340	$204,796
Research tax credit carryforwards	7,303	12,459
Non deductible accrued expenses	6,878	11,825
Capitalized research and development expenses	14,440	19,262
Other	–	863

Total deferred tax assets	183,961	249,205
Less valuation allowance	(183,707)	(249,205)

Subtotal	254	–
Deferred tax liabilities:
Unrealized gains on investments	254	–

Net deferred tax assets	$–	$–

Realization of deferred tax assets is dependent upon taxable income, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $42.3 million, $49.1 million and $65.5 million during 2002, 2003 and 2004, respectively. Approximately $16.3 million of the valuation allowance at December 31, 2004 relates to the benefit of the stock option deductions, which, if and when recognized, will be credited to stockholders’ equity.

As of December 31, 2004, we had federal and California net operating loss carryforwards of approximately $576.8 million and $144.5 million, respectively. We also had federal and California research and development tax credit carryforwards of approximately $8.0 million and $6.7 million, respectively. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in the year 2006, if not utilized. The California net operating loss carryforwards will expire at various dates beginning in the year 2005, if not utilized. The federal research tax credit carryforwards will expire at various dates beginning in the year 2008, if not utilized. The California research tax credit carryforwards can be carried forward indefinitely.

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

14.    401(k) Plan

Our 401(k) plan covers all of our eligible employees. Under the plan, employees may contribute specified percentages or amounts of their eligible compensation, subject to certain Internal Revenue Service restrictions. For each of the past three plan years, the board of directors approved a discretionary matching contribution under the 401(k) plan for eligible employees. For 401(k) plan years 2002 and 2003, each eligible employee received fully vested shares of our common stock having an aggregate value equal to up to five percent of such employee’s eligible compensation. We issued a total of 34,694 shares of our common stock for the 2002 match and a total of 60,391 shares of our common stock for the 2003 match with values of $699,000 and $886,000,

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

14.    401(k) Plan (Continued)

respectively. For 401(k) plan year 2004, the board of directors approved a discretionary matching contribution under the 401(k) plan for eligible employees having an aggregate value equal to up to seven percent of each such employee’s eligible compensation. Fifty percent of the matching contribution was paid in cash, and fifty percent of the matching contribution was in the form of fully vested shares of our common stock. We paid a total of $695,000 in cash and issued a total of 35,716 shares of our common stock, which stock had an aggregate value of $691,000.

15.    Subsequent Events

In February 2005, our board of directors approved an amended and restated 2000 Equity Incentive Plan that restricts the number of options that may be granted with an exercise price below fair market value on the date of grant, other than in connection with a merger or similar transaction, and does not allow any deferred payment arrangement with the recipient of any stock award under the plan.

In February 2005, we announced that in accordance with Nasdaq marketplace rule 4350, we granted 47 new non-executive employees inducement stock options covering an aggregate 313,550 shares of common stock under our 2004 Employment Commencement Incentive Plan. These inducement stock options are classified as non-qualified stock options with an exercise price equal to the fair market value on the grant date. The options have a ten-year term and vest over four years as follows: 20% of these options will vest on the date one year from the optionee’s hire date, 20% of the options will vest in monthly increments during each of the second and third years, and 40% of the options will vest in monthly increments during the fourth year (in all cases subject to the terms and conditions of CV Therapeutics 2004 Employment Commencement Incentive Plan).