Form 10-K/A
period 2004-12-31
CV THERAPEUTICS INC
filed 2005-03-24
CIK 921506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

See Explanatory Note.

EXPLANATORY NOTE

We are filing this amended Annual Report on Form 10-K/A (the “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 14, 2005 (the “10-K”). The principal purpose of the Amendment is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2005 Annual Meeting of Stockholders and to update our disclosures.

CV THERAPEUTICS, INC.

FORM 10-K/A

PART I

Forward-Looking Statements

This Annual Report on Form 10-K/A and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

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

We are developing our lead drug candidate, Ranexa, for the potential treatment of chronic angina. Unlike current anti-anginal drug therapies, Ranexa appears to exert its anti-anginal activity without depending on reductions in heart rate or blood pressure. If approved by the FDA, Ranexa would represent the first new class of anti-anginal therapy in the United States in more than 25 years. In October 2003, the FDA sent us an approvable letter indicating that Ranexa is approvable, that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. In June 2004, we reached written agreement with the FDA on a protocol for a clinical trial of Ranexa which, if successful, could support the approval of Ranexa for the treatment of chronic angina in a restricted patient population. This agreement was reached under the FDA’s special protocol assessment, or SPA, process. We initiated this potentially approval-enabling study, called the Evaluation of Ranolazine In Chronic Angina, or ERICA, in August 2004 and completed patient enrollment in November 2004. We expect that initial data from the ERICA study are likely to be available in April or May 2005; however, data may be available later than May 2005. If the study is successful, we would expect to submit an amendment to our new drug application for Ranexa in the second half of 2005, seeking product approval from the FDA in a restricted patient population. In order to potentially broaden the product labeling for Ranexa, if any, over time, we also reached written agreement with the FDA in August 2004 on a separate SPA agreement for a study of Ranexa which could support potential approval of Ranexa as first-line therapy for patients suffering from chronic angina. In order to obtain potential approval as first-line angina therapy, under the SPA we also need to perform a separate successful clinical evaluation of higher doses of Ranexa. The study, if positive, also could result in the approval of Ranexa for the treatment and long-term prevention of acute coronary syndromes. The study, known as Metabolic Efficiency with Ranolazine for Less Ischemia in Non-ST Elevation Acute Coronary Syndromes, or MERLIN TIMI-36, began enrollment in October 2004 and is being conducted by the Harvard-based TIMI Study Group.

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

Product Portfolio

We have the following portfolio of product and product candidates:

Approved Product	Area of Development	Development Status
ACEON® (perindopril erbumine) Tablets	Hypertension	Marketed

	Cardiovascular event reduction	sNDA submitted

Products in Clinical Development
Ranexa™ (ranolazine)	Chronic angina	Approvable letter

	Acute coronary syndromes	Phase III

Regadenoson (CVT-3146)	Myocardial perfusion imaging	Phase III

Tecadenoson (CVT-510)	Acute heart rate control during atrial arrhythmias-PSVT	Phase III

	Acute heart rate control during atrial arrhythmias-atrial fibrillation	Phase II

Adentri™	Heart failure	Phase II

Preclinical Development Programs
Adenosine receptors	Cardiopulmonary disease, atrial arrhythmias, lipid metabolism, diabetes, metabolic syndrome, dyslipidemia, addiction	Preclinical

Late sodium current	Ischemic conditions	Preclinical

Reverse cholesterol transport	Atherosclerosis	Preclinical

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

We initiated this potentially approval-enabling clinical study, known as the Evaluation of Ranolazine In Chronic Angina, or ERICA, in August 2004 and completed patient enrollment in November 2004. We expect that initial data from the ERICA study are likely to be available in April or May 2005; however data may be available later than May 2005. ERICA is a multi-national, double-blind, randomized, placebo-controlled, parallel group study to evaluate the effectiveness of Ranexa (1000 mg twice daily) in approximately 500 patients with chronic angina who remain symptomatic despite daily treatment with the maximum labeled dose of amlodipine (10 mg daily), a calcium channel blocker approved for the treatment of chronic angina. Eligible patients were randomized to receive Ranexa 1000 mg or placebo twice daily, in addition to a daily dose of 10 mg of amlodipine, during a six week assessment period. Prior to entering the study, patients were required to have had at least two weeks of treatment with amlodipine 10 mg daily, with the discontinuation of other anti-anginal therapy for at least five days. Eligible patients must have had documented evidence of coronary artery disease or prior myocardial infarction, in addition to a diagnosis of chronic angina. Physicians were able to include long-acting nitrates as background therapy at the start of the study.

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

In addition to our investments in connection with the ACEON® co-promotion arrangement, we have made and are continuing to invest significant amounts of capital in connection with the potential launch of Ranexa. If we receive positive data from the ERICA study of Ranexa in a restricted angina patient population, we would expect the level of our operating expenses to increase substantially in connection with the potential market launch of Ranexa. We expect that initial data from the ERICA study are likely to be available in April or May 2005; however, data may be available later than May 2005. Our previous and on-going investments in preparation for the potential launch of Ranexa could be lost if we do not receive marketing approval for Ranexa in the United States. In addition, if FDA approval of Ranexa is delayed, we will incur additional commercialization expenses at a later date to prepare for a delayed launch of Ranexa, if any. Our Ranexa commercialization efforts include further building our sales and marketing infrastructure, increasing our marketing communications efforts, building product inventory and planning for additional hiring in the event of positive ERICA data. We spent approximately $55.0 million on marketing activities from January 1, 2002 through December 31, 2004, which primarily related to Ranexa.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. We may not be able to maintain our proposed schedules for the submission of any new drug application in the United States or any marketing approval application or other foreign applications for any of our products. If we submit any new drug application, including any amended new drug application or supplemental new drug application, to the FDA seeking marketing approval for any of our products including any expanded product labeling, the FDA must decide whether to either accept or reject the submission for filing. We cannot be certain that any of these submissions will be accepted for filing and reviewed by the FDA, or that our marketing approval application submissions to European regulatory authorities or any other marketing applications submitted to other foreign authorities will be accepted for filing and review by those authorities. We cannot be certain that we will be able to respond to any regulatory requests during the review period in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our products will receive a favorable recommendation from any FDA advisory committee or foreign regulatory bodies or be approved for marketing or expanded product labeling by the FDA or foreign regulatory authorities. In addition, delays in approvals or rejections of United States or foreign marketing applications including product labeling expansions such as for ACEON® may be based upon many factors, including regulatory requests for additional analyses, reports, clinical and/or pre-clinical data and/or studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and/or the emergence of new information regarding our products or other products. For example, with respect to the marketing approval application for ranolazine filed with the European Medicines Agency, foreign regulatory authorities could request additional pre-clinical and/or clinical data or analyses prior to any approval.

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

In addition to the Ranexa new drug application in the United States, we have filed a marketing approval application seeking marketing approval for ranolazine for the treatment of chronic angina with the European Medicines Agency. The approval process in Europe is different from the process in the United States. For example, clinical trials that are accepted by the FDA in support of a new drug application may not be accepted by the European Medicines Agency. Similarly, clinical trials that are accepted by the European Medicines Agency in support of a new drug application may not be accepted by the FDA. We expect that the results of the ERICA study, which has been conducted under a special protocol assessment agreement with the FDA, could impact the progress of our marketing approval application with the European Medicines Agency. In addition, approval of a product in one jurisdiction is no guarantee that any other regulatory authorities will also approve it. We intend to file applications for regulatory approval of our products in various foreign jurisdictions from time to time in the future. However, we have not received any regulatory approvals in any foreign jurisdiction for the commercial sale of any of our products.

While we have negotiated two special protocol assessment agreements with the FDA relating to our Ranexa program, these agreements do not guarantee any particular outcome from regulatory review of the product, including any approvals.

The FDA’s special protocol assessment, or SPA, process creates a written agreement between the sponsoring company and the FDA regarding clinical trial design, clinical endpoints, study conduct, data analyses and other clinical trial issues. It is intended to provide assurance that if pre-specified trial results are achieved, they may serve as the primary basis for an efficacy claim in support of a new drug application. However, the SPA agreement is not a guarantee of a product approval. In particular, it is not binding on the FDA if public health concerns unrecognized at the time the SPA is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if the sponsor company fails to comply with the agreed upon trial protocols. Even after an SPA is finalized, the SPA may be changed by the sponsor company or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA. We expect that the FDA will review our compliance with the protocols under our SPA agreements. In addition, because SPAs are relatively new, much uncertainty exists as to the benefits, if any, that a drug sponsor may derive from entering into an SPA with the FDA. We do not know how the FDA will interpret its commitments under the SPA agreements that it has entered into with us, or how it will interpret the data and results from the ERICA and MERLIN TIMI-36 studies covered by our SPA agreements, or whether Ranexa will receive any approvals as a result of our SPA agreements with the FDA.

In December 2002, we submitted a new drug application for Ranexa to the FDA for the potential treatment of chronic angina. In October 2003, we received an approvable letter from the FDA in which the FDA indicated that Ranexa is approvable, that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. In June 2004, we announced that we reached written agreement with the FDA on a protocol for a clinical trial of Ranexa which, if successful, could support the approval of Ranexa for the treatment of chronic angina in a restricted patient population, which we expect would be only a portion of the overall angina patient population. This clinical trial is known as the ERICA study. Our written agreement was reached under the FDA’s SPA process. Patient enrollment in this trial is completed and we expect initial data from the ERICA study are likely to be available in April or May 2005; however, data may be available later than May 2005. The ERICA study utilized different enrollment criteria than the positive Phase III studies of Ranexa conducted previously, and as a result the ERICA study population is a different study population than those tested previously in our Ranexa development program. We determined the size of the ERICA study that we believe to be sufficient to measure a statistically significant difference in treatment effect based on the assumption that the patient population enrolled in ERICA will respond to treatment in the same way as the patient populations from our previous Ranexa studies, even though patients in the ERICA study were enrolled using different enrollment criteria and were on a different dose of the background medication amlodipine. We cannot assure you that this assumption or any other assumptions underlying the design of ERICA are correct. In addition, the primary endpoint in the ERICA study, which is the change in frequency of angina in the patients studied as recorded in patient diaries, has not been used by us previously as a primary endpoint, although it was a positive secondary endpoint in our Phase III CARISA trial of Ranexa. Angina frequency is a patient self-reported, subjective endpoint, and therefore subject to additional variability and uncertainty that could negatively impact the results of the study compared to the objectively measured treadmill time primary endpoint in our previous Phase III CARISA and MARISA trials. In addition, even a very limited number of self-reported cases of angina frequency that are substantially outside the level of angina frequency reported by the other patients in the study could potentially substantially impact the statistical analysis of the primary endpoint of the study. In addition, nearly all of the patients in the ERICA study were from outside of the United States. As with any clinical study, the data and results from the ERICA study may differ from those obtained in other Ranexa trials such as CARISA, and may not demonstrate sufficient safety or efficacy to obtain FDA approval of Ranexa, even under our SPA agreement with the FDA for this study.

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

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data
Revenues:
Collaborative research	$3,309	$6,762	$5,287	$11,305	$20,428
Operating expenses:
Research and development	36,476	73,444	90,973	80,792	124,346
Sales and marketing	4,285	7,752	11,271	23,476	20,281
General and administrative	7,601	13,756	15,955	17,015	22,897

Total operating expenses	48,362	94,952	118,199	121,283	167,524

Loss from operations	(45,053)	(88,190)	(112,912)	(109,978)	(147,096)
Interest income	15,785	19,184	15,700	10,853	7,341
Interest expense	(8,993)	(10,464)	(10,410)	(11,659)	(13,579)
Other expense, net	(119)	(227)	(151)	(167)	(1,749)

Net loss	$(38,380)	$(79,697)	$(107,773)	$(110,951)	$(155,083)

Basic and diluted net loss per share(1)	$(2.06)	$(3.74)	$(4.13)	$(3.91)	$(4.90)

Shares used in computing basic and diluted net loss per share(1)	18,664	21,308	26,093	28,360	31,671

	December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable securities	$296,193	$478,425	$410,913	$428,498	$404,503
Working capital	$285,590	$470,412	$398,958	$420,948	$381,465
Total assets	$311,633	$507,244	$441,002	$471,395	$462,230
Long-term debt	$197,815	$197,036	$196,643	$296,250	$329,645
Accumulated deficit	$(131,055)	$(210,752)	$(318,525)	$(429,476)	$(584,559)
Total stockholders’ equity	$91,782	$288,393	$218,965	$148,837	$79,402

(1)	See Note 1 of Notes to Consolidated Financial Statements for a description of the shares used in calculating basic and diluted net loss per share.

Quarterly Results of Operations (unaudited)

The following table sets forth the quarterly results of operations for the year ended December 31, 2003:

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share amounts)
Revenues:
Collaborative research	$1,797	$1,717	$2,224	$5,567
Operating expenses:
Research and development	16,878	17,212	19,460	27,242
Sales and marketing	2,859	3,196	9,472	7,949
General and administrative	3,516	4,487	4,755	4,257

Total operating expenses	23,253	24,895	33,687	39,448

Loss from operations	(21,456)	(23,178)	(31,463)	(33,881)
Interest income	3,355	3,015	2,394	2,089
Interest expense	(2,587)	(2,662)	(3,199)	(3,211)
Other expense, net	(38)	(38)	(37)	(54)

Net loss	$(20,726)	$(22,863)	$(32,305)	$(35,057)

Basic and diluted net loss per share(1)	$(0.75)	$(0.81)	$(1.13)	$(1.21)

Shares used in computing basic and diluted net loss per share(1)	27,476	28,342	28,536	29,068

The following table sets forth the quarterly results of operations for the year ended December 31, 2004:

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share amounts)
Revenues:
Collaborative research	$2,939	$4,264	$5,645	$7,580
Operating expenses:
Research and development	22,330	25,629	27,732	48,655
Sales and marketing	4,993	5,544	4,511	5,233
General and administrative	5,404	5,743	5,184	6,566

Total operating expenses	32,727	36,916	37,427	60,454

Loss from operations	(29,788)	(32,652)	(31,782)	(52,874)
Interest income	1,781	1,695	1,863	2,002
Interest expense	(3,278)	(4,560)	(2,851)	(2,890)
Other expense, net	(39)	(1,710)	–	–

Net loss	$(31,324)	$(37,227)	$(32,770)	$(53,762)

Basic and diluted net loss per share(1)	$(1.04)	$(1.18)	$(1.03)	$(1.62)

Shares used in computing basic and diluted net loss per share(1)	30,145	31,513	31,793	33,215

(1)	See Note 1 of Notes to Consolidated Financial Statements for a description of the shares used in calculating basic and diluted net loss per share.

Item  7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are developing our lead drug candidate, Ranexa, for the potential treatment of chronic angina. Unlike current anti-anginal drug therapies, Ranexa appears to exert its anti-anginal activity without depending on reductions in heart rate or blood pressure. If approved by the FDA, Ranexa would represent the first new class of anti-anginal therapy in the United States in more than 25 years. In October 2003, the FDA sent us an approvable letter indicating that Ranexa is approvable, that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. In June 2004, we reached written agreement with the FDA on a protocol for a clinical trial of Ranexa which, if successful, could support the approval of Ranexa for the treatment of chronic angina in a restricted patient population. This agreement was reached under the FDA’s special protocol assessment, or SPA, process. We initiated this potentially approval-enabling study, called the Evaluation of Ranolazine In Chronic Angina, or ERICA, in August 2004 and completed patient enrollment in

November 2004. Initial data from the ERICA study are likely to be available in April or May 2005; however, data may be available later than May 2005. If the study is successful, we would expect to submit an amendment to our new drug application for Ranexa in the second half of 2005, seeking product approval from the FDA in a restricted patient population. In order to potentially broaden the product labeling for Ranexa, if any, over time, we also reached written agreement with the FDA in August 2004 on a separate SPA agreement for a study of Ranexa which could support potential approval of Ranexa as first-line therapy for patients suffering from chronic angina. In order to obtain potential approval as first-line angina therapy, under the SPA we also need to perform a separate successful clinical evaluation of higher doses of Ranexa. The study, if positive, also could result in the approval of Ranexa for the treatment and long-term prevention of acute coronary syndromes. The study, known as Metabolic Efficiency with Ranolazine for Less Ischemia in Non-ST Elevation Acute Coronary Syndromes, or MERLIN TIMI-36, began enrollment in October 2004 and is being conducted by the Harvard-based TIMI Study Group.

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors

The names of the members of our board of directors and their ages as of February 28, 2005 are as follows:

Name of Director	Age	Principal Occupation
Louis G. Lange, M.D., Ph.D.	56	Chairman of the Board and Chief Executive Officer
Santo J. Costa(2)(3)	59	Retired Vice Chairman, Quintiles Transnational Corp.
John Groom(2)	66	Director, Elan Corporation, plc
Thomas L. Gutshall(1)	67	Chairman of the Board of Directors of Cepheid Corporation
Peter Barton Hutt	70	Partner of the law firm of Covington & Burling
Kenneth B. Lee, Jr.(1)	57	General Partner of Hatteras BioCapital
Barbara J. McNeil, M.D., Ph.D.(1)(3)	64	Chairman of the Department of Health Care Policy, Harvard Medical School
Costa G. Sevastopoulos, Ph.D.(2)	62	Independent Consultant
Thomas E. Shenk, Ph.D.	57	Elkins Professor of Molecular Biology, Princeton University

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating Committee

Louis G. Lange, M.D., Ph.D. was a founder of the company and has served as Chairman of the Board and Chief Executive Officer of the company since August 1992. Dr. Lange has served as a trustee on the University of Rochester Board of Trustees since May 1997, a member of the governing body of the Emerging Company Section of the Biotechnology Industry Organization since February 1999, and is on the boards of directors of several private companies. From 1980 to 1992, Dr. Lange served on the faculty of Washington University School of Medicine, including as Chief of Cardiology at Jewish Hospital in St. Louis, Missouri from 1985 to 1992, and as a full Professor of Medicine from 1990 until 1992. Dr. Lange holds an M.D. from Harvard Medical School and a Ph.D. in biological chemistry from Harvard University.

Santo J. Costa has served as a director of the company since May 2001. Mr. Costa retired as Vice Chairman of Quintiles Transnational Corp. in May 2001. While at Quintiles, Mr. Costa also served as President and Chief Operating Officer from 1994 until 1999. Previously, Mr. Costa served as Senior Vice President, Administration and General Counsel of Glaxo Inc., where he sat on that company’s board of directors. Previously, Mr. Costa was U.S. Area Counsel for Merrell Dow Pharmaceuticals. Mr. Costa started his career as food and drug counsel for Norwich/Eaton Pharmaceuticals. Mr. Costa currently sits on the board of directors of NPS Pharmaceuticals, Inc. and several private companies. Mr. Costa received a B.S. degree in Pharmacy and a J.D. from St. John’s University.

John Groom has served as a director of the company since May 2001. From January 1997 until his retirement in 2001, Mr. Groom served as President and Chief Operating Officer of Elan Corporation, plc. Mr. Groom served as President and Chief Executive Officer and as a director of Athena Neurosciences, Inc. from 1987 until its acquisition by Elan in July 1996. From 1960 until 1985, Mr. Groom was employed by Smith Kline & French Laboratories, the pharmaceutical division of then SmithKline Beckman Corporation. While at Smith Kline & French Laboratories, Mr. Groom held a number of positions, including President of Smith Kline & French International, Vice President, Europe and Managing Director, United Kingdom. Mr. Groom also previously served as Chairman of the International Section of the Pharmaceutical Manufacturers Association. Mr. Groom is a Fellow of the Association of Certified Accountants (UK) and currently serves on the boards of directors of Elan Corporation, plc, Ligand Pharmaceuticals, Inc., Amarin Corporation and Neuronyx, Inc.

Thomas L. Gutshall has served as a director of the company since December 1994. Mr. Gutshall has served as Chairman of the board of directors of Cepheid Corporation, a diagnostics company, since 1996, and from 1996 to April 2002, Mr. Gutshall also served as Chief Executive Officer of Cepheid. From September 1996 to December 2002, Mr. Gutshall served as a consultant to the company, and from January 1995 to September 1996, he served as the company’s President and Chief Operating Officer. From June 1989 until December 1994, Mr. Gutshall served as Executive Vice President at Syntex Corporation, a pharmaceutical and healthcare company. Mr. Gutshall earned a B.S. degree in Chemical Engineering from the University of Delaware and completed the Executive Marketing Management Program at Harvard Business School.

Peter Barton Hutt has served as a director of the company since August 2000. Mr. Hutt is a partner in the Washington, D.C. law firm of Covington & Burling, specializing in food and drug law and trade association law. From 1971 to 1975, he was Chief Counsel for the United States Food and Drug Administration. He is the coauthor of a casebook used to teach food and drug law and teaches a full course on this subject each year during winter term at Harvard Law School. He is a member of the Institute of Medicine of the National Academy of Sciences, and has served on the IOM Executive Committee. Mr. Hutt also serves on the boards of directors of Favrille, Inc., Introgen Therapeutics, Inc., Ista Pharmaceuticals, Momenta Pharmaceuticals, Inc., and Phase Forward. Mr. Hutt also serves on a wide variety of academic and scientific advisory boards and on the boards of directors of several private companies. Mr. Hutt has served on the IOM Roundtable for the Development of Drugs and Vaccines Against AIDS, the Advisory Committee to the Director of the National Institutes of Health, the National Academy of Sciences Committee on Research Training in the Biomedical and Behavioral Sciences, the NIH Advisory Committee to Review Current Procedures for Approval of New Drugs for Cancer and AIDS established by the President’s Cancer Panel of the National Cancer Institute at the request of former President Bush, and five Office of Technology Assessment advisory panels. Mr. Hutt has twice been a councilor of the Society for Risk Analysis and is presently Legal Counsel to the Society as well as the American College of Toxicology. Mr. Hutt earned a B.A. degree from Yale University, an LL.B. from Harvard University and an L.L.M. from New York University.

Kenneth B. Lee, Jr. has served as a director of the company since January 2002. Mr. Lee is a general partner of Hatteras BioCapital and an investment advisor to HBM BioCapital. Mr. Lee served as President of A.M. Pappas & Associates, an international life sciences venture development company, from January 2002 to June 2002. From September 1972 to December 2001, Mr. Lee was a partner and employee at Ernst & Young LLP and Ernst & Young Capital Advisors, LLC. While at Ernst & Young, Mr. Lee served as head of their Health Sciences Investment Banking group from 2000 to 2001, as a Transaction Advisor of their Center for Strategic Transactions from 1997 to 2000, and as Co-Chairman of their International Life Sciences Practice from 1995 to 1997. Mr. Lee formerly served on the Emerging Companies Section of the Board of the Biotechnology Industry Organization and on the Board of the California Healthcare Institute. Mr. Lee currently serves on the boards of directors of Abgenix, Inc., Inspire Pharmaceuticals, Inc., Pozen Inc. and a private company. Mr. Lee also serves on the Board of Visitors of Lenoir-Rhyne College, the Board of the North Carolina Biotechnology Industry Organization and the Board of Visitors of the Lineberger Cancer Center of the University of North Carolina at Chapel Hill. Mr. Lee received a B.A. degree from Lenoir-Rhyne College and an M.B.A. degree from the University of North Carolina at Chapel Hill, and is a certified public accountant. The board has determined that Mr. Lee is an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K of the Securities Act of 1933, as amended.

Barbara J. McNeil, M.D., Ph.D. has served as a director of the company since December 1994. Since 1990, Dr. McNeil has served as the Ridley Watts Professor of Health Care Policy at Harvard Medical School. In addition, since 1988, she has served as the Chair of the Department of Health Care Policy at Harvard Medical School. Since 1983, Dr. McNeil has been a Professor of Radiology at both Harvard Medical School and Brigham and Women’s Hospital in Boston. Dr. McNeil holds an M.D. from Harvard Medical School and a Ph.D. in biological chemistry from Harvard University.

Costa G. Sevastopoulos, Ph.D. has served as a director of the company since October 1992. Since May 1994, Dr. Sevastopoulos has been an independent consultant and a limited partner of Delphi Ventures I and II, both venture capital partnerships. From April 1988 to April 1994, he served as a general partner of Delphi BioVentures, a venture capital partnership, which he co-founded. Dr. Sevastopoulos earned a B.S. degree in physics from the University of Athens, Greece, an M.S. degree in electrical engineering from the California Institute of Technology, an M.B.A. degree from the European Institute of Business Administration in Fontainbleau, France, and a Ph.D. in molecular biology from the University of California at Berkeley.

Thomas E. Shenk, Ph.D., has served as a director of the company since December 2004. Dr. Shenk has been Elkins Professor of Molecular Biology at Princeton University since 1984 and is a world-renowned expert in virology and gene therapy with over 20 years of experience in the biopharmaceutical field. Dr. Shenk is a member of the National Academy of Sciences, the Institute of Medicine, the American Academy of Arts and Sciences and the American Academy of Microbiology. He is a past President of the American Society for Virology and past President of the American Society for Microbiology, and has published more than 225 scientific papers in various journals. Dr. Shenk is also a member of the boards of directors of Merck & Co., Inc. and Cell Genesys, Inc. Dr. Shenk, who trained as a postdoctoral fellow in molecular biology at Stanford Medical Center, received his B.S. in Biology from the University of Detroit and his Ph.D. in Microbiology from Rutgers University.

Executive Officers

The names of our chief executive officer and each of our other executive officers as of the end of the last fiscal year, and their ages as of February 28, 2005 are as follows:

Name	Age	Position
Louis G. Lange, M.D., Ph.D.	56	Chairman of the Board and Chief Executive Officer
Daniel K. Spiegelman	46	Senior Vice President and Chief Financial Officer
Brent K. Blackburn, Ph.D.	44	Senior Vice President, Drug Discovery and Development
Tricia Borga Suvari, Esq.	44	Vice President, General Counsel and Assistant Secretary

Daniel K. Spiegelman has served as Senior Vice President and Chief Financial Officer for the company since September 1999. From January 1998 to September 1999, Mr. Spiegelman served as Vice President and Chief Financial Officer for the company. From 1991 until 1998, Mr. Spiegelman was employed by Genentech, Inc., a biotechnology company, holding various positions in the Treasury department, including the position of Treasurer from 1996 to 1998. Mr. Spiegelman is a member of the board of directors of Xcyte Therapies, Inc. Mr. Spiegelman holds a B.A. in Economics from Stanford University and an M.B.A. from Stanford Graduate School of Business.

Brent K. Blackburn, Ph.D., has served as Senior Vice President, Drug Discovery and Development for the company since January 2004. From January 2002 until January 2004, Dr. Blackburn served as Senior Vice President, Drug Discovery and Pre-Clinical Development for the company. From June 2000 until January 2002, Dr. Blackburn served as Vice President, Drug Discovery and Pre-Clinical Development for the company. From September 1997 until June 2000, Dr. Blackburn served as Vice President, Developmental Research for the company. From 1989 until 1997, Dr. Blackburn served in the Research Department at Genentech, Inc., a biotechnology company. From 1993 to 1997, Dr. Blackburn also served as the project team leader for the oral GPII(b)III(a) antagonist project, a cardiovascular product, in the Development Department at Genentech. Dr. Blackburn holds a B.S. in Chemistry from Texas Christian University and a Ph.D. in Chemistry from the University of Texas in Austin.

Tricia Borga Suvari, Esq., has served as Vice President, General Counsel and Assistant Secretary for the company since May 2000. From 1991 until 2000, Ms. Suvari was employed by Genentech, Inc., a biotechnology company, holding various positions in the legal department. From 1988 until 1991, Ms. Suvari was employed by the law firm Irell & Manella LLP in Los Angeles. Ms. Suvari holds a B.S. in Geology and Geophysics from Yale College and a J.D. from Harvard Law School.

See “Directors” above, for a brief description of the educational background and business experience of Dr. Lange.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent (10%) stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

We have adopted a written code of ethics that applies to all of our employees and to our Board of Directors. A copy of the code is available on our website at www.cvt.com.

Item 11.    Executive Compensation

Director Compensation

During the fiscal year ended December 31, 2004, our non-employee directors received an annual retainer of $10,000 and a payment of $5,000 per meeting for each of the regularly scheduled meetings of the board attended (or $500 if attendance was by telephone). Members of the Audit, Compensation and Nominating Committees receive an additional annual retainer of $5,000 for each committee on which the member serves, except that the chair of each of the Audit, Compensation and Nominating Committees receives an additional annual retainer of $10,000. Directors are also reimbursed for reasonable expenses in connection with attendance at board and committee meetings. For each board member, the aggregate total annual retainer owed to such board member is paid in semi-annual installments each year. Dr. Lange is not separately compensated for his services as a director.

Historically, each of our non-employee directors receives stock option grants to purchase shares of common stock under our Non-Employee Directors’ Stock Option Plan. Under this plan, during the fiscal year ended December 31, 2004, options to acquire 7,500 shares of common stock at an exercise price of $12.91 per share were granted to each non-employee member of the board. In addition, Dr. Shenk received an option to purchase 25,000 shares of our common stock at an exercise price of $21.53 per share upon his initial appointment to the board in December 2004.

Compensation of Executive Officers

The following table sets forth, for the fiscal years ended December 31, 2002, 2003 and 2004, certain compensation awarded or paid to, or earned by, our chief executive officer and each of our most highly compensated executive officers as of the end of the last fiscal year, including salary, bonuses, stock options and certain other compensation. The table also includes information for one other person, Dr. Andrew A. Wolff, who is no longer employed by the company but who would have been among the four most highly compensated executive officers as of the end of the last fiscal year if he had been an executive officer at the time. We refer to these individuals elsewhere as the “named executive officers.”

Summary Compensation Table

	Annual Compensation				Other Annual Compensation (3)($)		Long-Term Compensation	All Other Compensation ($)
Name and Principal Position	Year	Salary (1)($)		Bonus ($)(2)			Securities Underlying Options (#)
Louis G. Lange, M.D., Ph.D. Chairman of the Board and Chief Executive Officer	2004 2003 2002	475,000 440,000 425,000		525,000 250,000 425,000	— 43,750 43,750	(4) (4)	— 175,000 175,000	13,000 10,000 9,500	(5) (6) (7)
Andrew A. Wolff, M.D.(8) Former Chief Medical Officer and Senior Vice President	2004 2003 2002	208,762 283,250 275,000	(9)	— 70,000 175,000	— — —		— 75,000 75,000	— 10,000 9,500	(6) (7)
Daniel K. Spiegelman Senior Vice President and Chief Financial Officer	2004 2003 2002	267,500 260,000 252,500		160,000 75,000 100,000	— 20,000 10,000	(4) (4)	— 75,000 75,000	13,000 10,000 9,500	(5) (6) (7)
Brent K. Blackburn, Ph.D. Senior Vice President, Drug Discovery and Development	2004 2003 2002	272,500 247,500 240,000		160,000 80,000 110,000	— 16,000 8,000	(4) (4)	— 75,000 75,000	13,000 10,000 9,500	(5) (6) (7)
Tricia Borga Suvari, Esq. Vice President, General Counsel and Assistant Secretary	2004 2003 2002	234,487 225,000 210,000		120,000 60,000 75,000	— — —		— 50,000 50,000	13,000 10,000 9,500	(5) (6) (7)

(1)	Includes amounts earned but deferred at the election of the executive, such as salary deferrals under our 401(k) Plan.
(2)	These bonus amounts do not include any amounts attributable to our Long-Term Incentive Plan, whose participants include named executive officers. Our Long-Term Incentive Plan does not presently permit individual participants to elect to defer any of their compensation; however, the company may make contributions to the Long-Term Incentive Plan with the approval of our board of directors. To date, the only contribution to the Long-Term Incentive Plan is a company contribution in 2003. With respect to any company contribution under the Long-Term Incentive Plan, each participant’s individual contribution amount is subject to vesting based on continued service to the company, in accordance with the following schedule: 10% vests on the one-year anniversary of the date the company contribution is credited; 20% vests on the two-year anniversary of the date the company contribution is credited; and 70% vests on the three-year anniversary of the date the company contribution is credited. All company contributions are distributable only upon certain specified future events pursuant to the terms of the Long-Term Incentive Plan. In the case of the 2003 company contribution, 10% vested in January 2004, 20% vested in January 2005 and 70% will vest in January 2006, subject to continued service with the company. With respect to each of the following named executive officers, such officer’s account was vested with the following respective amounts under our Long-Term Incentive Plan in January 2004: $18,000 for Dr. Lange, $9,000 for Mr. Spiegelman, $8,500 for Dr. Blackburn and $7,000 for Ms. Suvari. In connection with the termination of his employment with us, Dr. Wolff received a payment in the amount of $11,447, which consisted of the 10% then vested as credited for investment gains and losses while a participant in the Long-Term Incentive Plan.
(3)	As permitted under rules promulgated by the Commission, no amounts are shown for any named executive officer with respect to certain “perquisites” (such as imputed interest on loans at or below market value rates), where such amounts do not exceed the lesser of (i) ten percent (10%) of the sum of the amounts of Salary and Bonus for the named executive officer or (ii) $50,000.
(4)	Consists of loan amounts forgiven.
(5)

Consists of our matching contribution under the 401(k) Plan for 2004. For 2004, we made a discretionary matching contribution to all eligible participants in our 401(k) Plan in the form of cash and shares of common stock. All eligible participants in the 401(k) Plan were allocated this matching contribution on January 24, 2005, with the number of shares being allocated to participants’ accounts based on the closing price of the common stock on that date ($19.31 per share). Each of Dr. Lange, Mr. Spiegelman,

Dr. Blackburn and Ms. Suvari received a matching contribution of 336 shares of common stock (with a value on the allocation date of $6,488 based on the price per share on such date) and $6,512 in cash. Dr. Wolff’s employment terminated on September 17, 2004 and therefore he was not eligible for a matching contribution.

(6)	Consists of our matching contribution under the 401(k) Plan for 2003. For 2003, we made a discretionary matching contribution to all eligible participants in our 401(k) Plan in the form of shares of common stock. All eligible participants in the 401(k) Plan were allocated this matching contribution on January 13, 2004, with the number of shares being allocated to participants’ accounts based on the closing price of the common stock on that date ($14.67 per share). Each of Dr. Lange, Dr. Wolff, Mr. Spiegelman, Dr. Blackburn and Ms. Suvari received a matching contribution of 681 shares of common stock (with a value on the allocation date of $10,000 based on the price per share on such date).
(7)	Consists of our matching contribution under the 401(k) Plan for 2002. For 2002, we made a discretionary matching contribution to all eligible participants in our 401(k) Plan in the form of shares of common stock. All eligible participants in the 401(k) Plan were allocated this matching contribution on January 13, 2003, with the number of shares being allocated to participants’ accounts based on the closing price of the common stock on that date ($20.16 per share). Each of Dr. Lange, Dr. Wolff, Mr. Spiegelman, Dr. Blackburn and Ms. Suvari received a matching contribution of 471 shares of common stock (with a value on the allocation date of $9,500 based on the price per share on such date).
(8)	Dr. Wolff is no longer an employee of the company as of September 17, 2004, but is a named executive officer pursuant to the rules and regulations promulgated by the Commission.
(9)	Includes payment of accrued but unused vacation time in the amount of $1,115.

Option Grants in Last Fiscal Year

We presently grant options to our executive officers under our 2000 Equity Incentive Plan (the “Incentive Plan”), although in the past, we have granted options to our executive officers under the 1992 Stock Option Plan (the “1992 Plan”), the 1994 Equity Incentive Plan (the “1994 Plan”) and the 2000 Nonstatutory Incentive Plan. The 1992 Plan and the 1994 Plan terminated in May 2000; however, options outstanding at the time of the termination remain outstanding. As of February 28, 2005, options to purchase an aggregate of 5,946,813 shares were outstanding under the Incentive Plan, the 2000 Nonstatutory Incentive Plan, the 1994 Plan and the 1992 Plan, and options to purchase 859,576 shares remained available for grant under the Incentive Plan. During the fiscal year ended December 31, 2004, no grants of stock options were made to any of the named executive officers.

Aggregate Option Exercises in Fiscal 2004 and December 31, 2004 Option Values

The following table sets forth information for any options exercised by each of the named executive officers during fiscal year 2004, and the number and value of securities underlying unexercised options held by each of the named executive officers at December 31, 2004:

Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at December 31, 2004 Vested/Unvested(2)	Value of Unexercised In-the-Money Options at December 31, 2004 Vested/Unvested ($)(3)
Louis G. Lange, M.D., Ph.D.	500	1,555	508,249/291,251	1,947,875/1,440,750
Andrew A. Wolff, M.D.	—	—	242,811/—	1,150,845/—
Daniel K. Spiegelman	8,500	121,235	207,749/118,751	623,875/628,125
Brent K. Blackburn, Ph.D.	—	—	240,249/122,751	1,284,562/628,125
Tricia Borga Suvari, Esq.	—	—	150,832/84,168	182,700/428,700

(1)	Value realized is based on the fair market value of our common stock on the date of exercise minus the exercise price (or the actual sales price if the shares were sold by the optionee simultaneously with the exercise) without taking into account any taxes that may be payable in connection with the transaction.

(2)	Reflects shares vested and unvested at December 31, 2004. Certain options granted under the Incentive Plan are immediately exercisable, but are subject to our right to repurchase unvested shares on termination of employment.
(3)	Based on the fair market value of our common stock at December 31, 2004 ($23.00 per share) minus the exercise price of the options.

Equity Compensation Plan Information

We have three equity compensation plans that have been approved by our stockholders: the 2000 Equity Incentive Plan, the Non-Employee Directors’ Stock Option Plan and the Employee Stock Purchase Plan. We have had two equity compensation plans that have not been approved by our stockholders: the 2000 Nonstatutory Incentive Plan and the 2004 Employment Commencement Incentive Plan. The 2000 Nonstatutory Incentive Plan was adopted before the current rules requiring stockholder approval of all equity plans went into effect, and was terminated in May 2004 as to any further grants thereunder. The 2004 Employment Commencement Incentive Plan was approved by our board of directors in December 2004 to provide for the grant of stock awards which are intended to be stand-alone inducement awards pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). Only newly hired employees who have not previously been an employee or director of the company or an affiliate, or following a bona fide period of non-employment by the company or an affiliate, are eligible to participate in the 2004 Employment Commencement Incentive Plan. The following table sets forth the number and weighted-average exercise price of securities to be issued upon exercise of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under all of our equity compensation plans, at December 31, 2004:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders(1)	2,694,542	31.66	1,356,373
Equity Compensation Plans Not Approved by Security Holders	3,559,509	23.55	—

Total	6,254,051	27.04	1,356,373

(1)	Information for our Employee Stock Purchase Plan is included in the “Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans” column only.

For a brief description of the material features of all of our equity compensation plans, please see note 12 to our consolidated financial statements for the fiscal year ended December 31, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2005 by: (i) each stockholder who is known by us based on publicly available records to own beneficially more than five percent (5%) of our common stock; (ii) the named executive officers; (iii) each director; and (iv) all of our directors and executive officers, as a group. The address for each director and executive officer listed in the table below is c/o CV Therapeutics, Inc., 3172 Porter Drive, Palo Alto, California 94304.

	Shares Beneficially Owned(1)
Beneficial Owner	Number	Percent of Total
Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	3,773,323	10.48%
FMR Corp.(2) 82 Devonshire Street Boston, Massachusetts 02109	3,262,200	9.06%
Delaware Management Holdings(3) 2005 Market Street Philadelphia, PA 19103	2,576,600	7.15%
Mazama Capital Management, Inc. One S.W. Columbia, Suite 1500 Portland, Oregon 97258	2,396,308	6.65%
Pioneer Global Asset Management S.p.A. Galleria San Carlo 6 20122 Milan, Italy	1,897,664	5.27%
Louis G. Lange, M.D., Ph.D.(4)	672,926	1.87%
Brent K. Blackburn, Ph.D.(5)	270,237	*
Santo J. Costa(6)	46,875	*
John Groom(7)	46,875	*
Thomas L. Gutshall(8)	82,086	*
Peter Barton Hutt(9)	57,375	*
Kenneth B. Lee, Jr.(10)	47,450	*
Barbara J. McNeil, M.D., Ph.D.(11)	59,175	*
Costa G. Sevastopoulos, Ph.D.(12)	75,018	*
Thomas E. Shenk, Ph.D.(13)	2,777	*
Daniel K. Spiegelman(14)	249,346	*
Tricia Borga Suvari, Esq.(15)	170,992	*
Andrew A. Wolff, M.D.(16)	250,856	*
All directors and executive officers as a group (13 persons)(17)	2,031,988	5.64%

*	Represents beneficial ownership of less than one percent (1%).
(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “Commission”) and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within sixty (60) days of February 28, 2005 (or April 29, 2005). Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, all persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentages of beneficial ownership are based on 36,021,006 shares of common stock outstanding as of February 28, 2005, adjusted as required by rules promulgated by the Commission. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any shares which such person or persons has the right to acquire within sixty (60) days after such date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 3,262,200 shares, or 9.06% of our outstanding common stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fidelity Growth Company Fund, amounted to 3,244,700 shares, or 9.00% of the common stock outstanding. Fidelity Growth Company Fund has its principal business office at 82 Devonshire Street, Boston, Massachusetts 02109. Edward C. Johnson III, FMR Corp., through its control of Fidelity, and the funds each have sole power to dispose of the 3,262,200 shares owned by the funds. Neither FMR Corp. nor Edward C. Johnson III, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the funds, which power resides with the funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the funds’ Boards of Trustees. Members of the Edward C. Johnson III family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson III owns 12.0% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson III is Chairman of FMR Corp. and Abigail P. Johnson is a Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders’ voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.
(3)	Lincoln National Corp. is the ultimate parent of Delaware Management Holdings, a group which includes Delaware Group Equity Funds I, Delaware Group Equity Funds II, Delaware Group Equity Funds III, Delaware Group Equity Funds IV, Delaware Group Equity Funds V, Delaware Group Income Funds, Delaware Group Limited-Term Government Funds, Delaware Group Cash Reserve, Delaware Group Government Fund, Delaware Group State Tax-Free Income Trust, Delaware Group Tax-Free Fund, Delaware Group Global & International Funds, Delaware Group Tax-Free Money Fund, Delaware Group Adviser Funds, Delaware VIP Trust (Formerly Delaware Group Premium Fund), Delaware Pooled Trust, Delaware Group Foundation Funds, Delaware Investments Dividend and Income Fund, Inc., Delaware Investments Global Dividend and Income Fund, Inc., Voyageur Insured Funds, Voyageur Intermediate Tax Free Funds, Voyageur Investment Trust, Voyageur Mutual Funds, Voyageur Mutual Funds II, Voyageur Mutual Funds III, Voyageur Tax-Free Funds, Delaware Investments Arizona Municipal Income Funds, Inc., Delaware Investments Colorado Insured Municipal Income Fund, Inc., Delaware Investments Florida Insured Municipal Income Fund, Delaware Investments Minnesota Municipal Income Fund, Inc., Delaware Investments Minnesota Municipal Income Fund II, Inc., Delaware Investments Minnesota Income Municipal Fund III, Inc., Delaware Management Business Trust, and Delaware Management Holdings, Inc.
(4)	Includes 556,165 shares issuable upon the exercise of options as of April 29, 2005. Also includes 7,500 shares held in The Louis Lange Family Trust and 2,500 shares held by minors in Dr. Lange’s household. Dr. Lange disclaims beneficial ownership of the shares held in The Louis Lange Family Trust, except to the extent of his pecuniary interests therein.
(5)	Includes 260,331 shares issuable upon the exercise of options as of April 29, 2005.
(6)	Represents shares issuable upon the exercise of options as of April 29, 2005.
(7)	Represents shares issuable upon the exercise of options as of April 29, 2005.

(8)	Includes 69,875 shares issuable upon the exercise of options as of April 29, 2005. Also includes 8,997 shares held in the Gutshall Family Trust DTD 3-7-90.
(9)	Includes 54,375 shares issuable upon the exercise of options as of April 29, 2005.
(10)	Includes 46,875 shares issuable upon the exercise of options as of April 29, 2005.
(11)	Includes 56,675 shares issuable upon the exercise of options as of April 29, 2005.
(12)	Includes 74,375 shares issuable upon the exercise of options as of April 29, 2005.
(13)	Includes 2,777 shares issuable upon the exercise of options as of April 29, 2005.
(14)	Includes 226,498 shares issuable upon the exercise of options as of April 29, 2005.
(15)	Includes 164,498 shares issuable upon the exercise of options as of April 29, 2005.
(16)	Includes 242,811 shares issuable upon the exercise of options as of April 29, 2005. Dr. Wolff is no longer an employee of the company, but is a named executive officer pursuant to the rules and regulations promulgated by the Commission.
(17)	Includes 1,849,005 shares issuable upon the exercise of options held by all directors and executive officers as of April 29, 2005. See footnotes (4)–(16).

Item  13.    Certain Relationships and Related Transactions

Loans

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) prohibits all loans to executive officers and directors of a public company and also prohibits any material modifications to loans outstanding at the time of enactment of the Sarbanes-Oxley Act on July 30, 2002. At the time of the enactment of the Sarbanes-Oxley Act, we had loans outstanding to Drs. Lange and Blackburn, and to Mr. Spiegelman, under arrangements put in place before the enactment of such legislation. As disclosed previously, all such loan arrangements have been concluded and as a result there are no outstanding loan arrangements between us and any executive officer. In accordance with such legislation, we will not provide any new loans to directors or executive officers.

Executive Severance Benefits Agreements

We entered into executive severance agreements approved by the Board with each of Drs. Lange, Blackburn and Wolff and Mr. Spiegelman in February 1999, and with Ms. Suvari in August 2000. Subsequently, in November 2002 the Board approved amended executive severance benefits agreements with each of the named executive officers, and also approved new executive severance benefits agreements with additional non-executive officers as well as a severance plan covering all of our full-time employees.

Under the amended agreement with Dr. Lange, in connection with a change of control of the company, all of Dr. Lange’s then-outstanding options will become immediately and fully vested and exercisable, subject to the terms of the agreement. In addition, if Dr. Lange’s employment with us is terminated without cause or he is constructively terminated within thirteen (13) months following a change of control of the company, he is entitled to receive the following additional severance benefits subject to the terms of the agreement: a payment equal to twenty four (24) months of Dr. Lange’s base salary at the time of termination; a payment equal to two hundred percent (200%) percent of Dr. Lange’s annual bonus (if any) in the year prior to the change in control; continued health benefits for eighteen (18) months following termination; and in the event that any benefits would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, as amended, an additional gross-up payment sufficient to cover all excise taxes (including any interest or penalties) on such benefits as well as all federal, state and local taxes and excise taxes (including any interest or penalties) on the gross-up payment itself.

Under the amended agreements with Dr. Blackburn and Mr. Spiegelman, in connection with a change of control of the company, all of the executive’s then-outstanding options will become immediately and fully vested and exercisable, subject to the terms of the agreement. In addition, if the executive’s employment with us is terminated without cause or he is constructively terminated within thirteen (13) months following a change of control of the company, he is entitled to receive the following additional severance benefits subject to the terms of the agreement: a payment equal to eighteen (18) months of his base salary at the time of termination; a payment equal to one hundred and fifty percent (150%) percent of his annual bonus (if any) in the year prior to the change in control; continued health benefits for eighteen (18) months following termination; and in the event that any benefits would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, as amended, an additional gross-up payment sufficient to cover all excise taxes (including any interest or penalties) on such benefits as well as all federal, state and local taxes and excise taxes (including any interest or penalties) on the gross-up payment itself.

Under the amended agreement with Ms. Suvari, in connection with a change of control of the company, all of Ms. Suvari’s then-outstanding options will become immediately and fully vested and exercisable, subject to the terms of the agreement. In addition, if Ms. Suvari’s employment with us is terminated without cause or she is constructively terminated within thirteen (13) months following a change of control of the company, she is entitled to receive the following additional severance benefits subject to the terms of the agreement: a payment equal to eighteen (18) months of her base salary at the time of termination; a payment equal to one hundred and fifty percent (150%) percent of her annual bonus (if any) in the year prior to the change in control; continued health benefits for eighteen (18) months following termination; and in the event that any benefits would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, as amended, she will receive the greater, on an after-tax basis (taking account of all federal, state and local taxes and excise taxes), of such benefits or such lesser amount of benefits as would result in no portion of the benefits being subject to the excise tax.

Dr. Wolff’s employment with us was terminated in September 2004, and we have no remaining obligations under his amended executive severance agreement. In connection with the termination of his employment, we entered into a scientific advisory agreement with Dr. Wolff, pursuant to which he provides consulting services to us, including services as a member of our scientific advisory board. The agreement has a term of three years, but may be terminated earlier by either party without cause upon sixty (60) days notice, or for cause upon thirty (30) days notice. All of Dr. Wolff’s options to purchase our common stock that were vested as of September 17, 2004 will remain exercisable for a period ending ninety (90) days following the expiration or termination of the agreement.

Ernst & Young LLP

Kenneth B. Lee, Jr., who was appointed to the board of directors and the audit committee of the board of directors in January 2002, was a partner at Ernst & Young LLP until December 31, 2001. Ernst & Young LLP has audited our consolidated financial statements since our inception and has been selected by the board of directors as our independent auditor for the fiscal year ending December 31, 2005. While at Ernst & Young LLP, Mr. Lee was the partner in charge of auditing our financial statements prior to 1995. Prior to appointing Mr. Lee to the board of directors and to the audit committee, the board of directors determined that Mr. Lee’s prior relationship with Ernst & Young LLP would not hinder their respective independence or ability to act in the best interests of the company and its stockholders, Mr. Lee’s ability to serve on the board of directors and the audit committee, or Ernst & Young LLP’s ability to serve as our independent auditor. In addition, the board has determined that Mr. Lee satisfies the independence requirements for board members under Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards, and also satisfies the independence requirements for members of the audit committee under Rule 10A-3(b)(1) of the Securities and Exchange Act of 1934, as amended.

Item 14.    Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed or to be billed by Ernst & Young LLP for the following services during fiscal 2003 and 2004:

Description of Services	2003 Fees	2004 Fees
Audit fees(1)	$302,237	$645,682
Audit-related fees(2)	20,000	21,597
Tax fees(3)	21,718	60,764
All other fees(4)	2,500	2,224

Total	$346,455	$730,266

In accordance with the audit committee charter, the audit committee’s policy is to pre-approve all audit and non-audit services provided by the independent auditor, including the estimated fees and other terms of any such engagement. These services may include audit services, audit-related services, tax services and other services. Any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The audit committee may elect to delegate pre-approval authority to one or more designated committee members in accordance with its charter. The audit committee considers whether such audit or non-audit services are consistent with the Commission’s rules on auditor independence.

(1)	Audit Fees: represent the aggregate fees billed or to be billed for professional services rendered for the audits of our annual consolidated financial statements and for internal control over financial reporting and for the review of the financial statements included in our quarterly reports during such period, or for services that are normally provided in connection with statutory and regulatory filings or engagements, for example, in 2003 and 2004 fees for review of registration statements on Form S-8, convertible debt offering services, review of registration statements on Form S-3 and amendments to such registration statements. 100% of these services for 2004 and 2003 were pre-approved by the audit committee.
(2)	Audit-Related Fees: represent the aggregate fees billed or to be billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements but that are not included as Audit Fees, for example, fees for the audit of our 401(k) plan in 2003 and 2004. 100% of these services for 2004 and 2003 were pre-approved by the audit committee.
(3)	Tax Fees: represent the aggregate fees billed or to be billed for professional services rendered for tax compliance, tax advice and tax planning. 100% of these services for 2004 and 2003 were pre-approved by the audit committee.
(4)	All Other Fees: represent the aggregate fees billed for products and services other than audit, audit-related and tax fees. 100% of these services for 2004 and 2003 were pre-approved by the audit committee.

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

(a)(3)  Exhibits

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3, File No. 333-53206, and incorporated herein by reference).

3.3	Restated Bylaws of the Company (Filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock dated February 2, 1999 (Filed as Exhibit 10.78 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2000, and incorporated herein by reference).

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock dated February 23, 2004 Company (Filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

4.1	Indenture dated March 7, 2000 between the Company and Norwest Bank Minnesota Company (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 2000, and incorporated herein by reference).

4.2	Convertible subordinated note dated March 7, 2000 (Filed as Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 2000, and incorporated herein by reference).

4.3	Indenture, dated as of June 18, 2003, between the Company and Wells Fargo Bank, N.A. (Filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003).

4.4	Form of 2.0% Senior Convertible Subordinated Debenture (Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003, and incorporated herein by reference).

Exhibit Number
4.5	Indenture, dated May 18, 2004, between the Company and Wells Fargo Bank Minnesota, N.A. (Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2004, and incorporated herein by reference).

4.6	Form of 2.75% Senior Convertible Subordinated Note dated May 18, 2004 (Filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2004, and incorporated herein by reference).

4.7	Warrant to Purchase Shares of Common Stock dated April 1, 2003 issued to The Wheatley Family Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 2003, and incorporated herein by reference).

4.8	Amendment to Warrant to Purchase Shares of Common Stock entered into as of April 1, 2003 issued to The Wheatley Family Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek and the Company (Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

4.9	Warrant to Purchase Shares of Common Stock dated July 9, 2003 issued to Qfinance, Inc. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on July 11, 2003, and incorporated herein by reference).

4.10	First Amended and Restated Rights Agreement dated July 19, 2000 between the Company and Wells Fargo Bank Minnesota, N.A. (Filed as Exhibit 10.77 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2000, and incorporated herein by reference).

4.11	Form of Right Certificate dated July 19, 2000 (Filed as Exhibit 10.79 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2000, and incorporated herein by reference).

4.12	Summary of Rights to Purchase Preferred Shares dated July 19, 2000 (Filed as Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2000, and incorporated herein by reference).

10.1*	1992 Stock Option Plan, as amended (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No 333-12675, and incorporated herein by reference).

10.2*	1994 Equity Incentive Plan, as amended (Filed as Exhibit 10.46 to the Company’s Registration Statement on Form S-8, File No 333-44717, and incorporated herein by reference).

10.3	Amended and Restated Non-Employee Directors’ Stock Option Plan (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 2004, and incorporated herein by reference).

10.4*	Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan, as amended (Filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-8, File No 333-21328, and incorporated herein by reference).

10.5*	Form of Stock Appreciation Right Agreement under the 2000 Equity Incentive Plan, as amended (Filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-8, File No 333-121328, and incorporated herein by reference).

10.6*	Form of Notice of Grant of Stock Option and Stock Option Terms and Conditions under the 2000 Equity Incentive Plan, as amended (Filed as Exhibit 4.11 to the Company’s Registration Statement on Form S-8, File No 333-121328, and incorporated herein by reference).

10.7*	Employee Stock Purchase Plan, as amended (Filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8, File No 333-109333, and incorporated herein by reference).

10.8*	Amended and Restated 2000 Equity Incentive Plan (Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

Exhibit Number
10.9*	2000 Nonstatutory Incentive Plan, as amended (Filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.10*	CV Therapeutics, Inc. Long-Term Incentive Plan (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003, and incorporated herein by reference).

10.11*	2004 Employee Commencement Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on December 16, 2004, and incorporated herein by reference).

10.12*	Amended and Restated Executive Severance Benefits Agreement between the Company and Louis G. Lange, dated December 31, 2002 (Filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.13*	Amended and Restated Executive Severance Benefits Agreement between the Company and Brent K. Blackburn, dated December 31, 2002 (Filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.14*	Amended and Restated Executive Severance Benefits Agreement between the Company and Richard M. Lawn, dated December 31, 2002 (Filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.15*	Amended and Restated Executive Severance Benefits Agreement between the Company and Daniel K. Spiegelman, dated December 31, 2002 (Filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.16*	Amended and Restated Executive Severance Benefits Agreement between the Company and Tricia Borga Suvari, dated December 31, 2002 (Filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.17*	Amended and Restated Executive Severance Benefits Agreement between the Company and Andrew A. Wolff, dated December 31, 2002 (Filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.18*	CV Therapeutics, Inc. Change in Control Plan with Respect to Options and Severance (and Summary Plan Description) (Filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.19*	Form of Indemnification Agreement between Company and its directors and officers (Filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.20*	Amended and Restated Promissory Note for $500,000 between Company and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996 (Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.21*	Amended and Restated Promissory Note for $37,500 between Company and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996 (Filed as Exhibit 10.26 to the Company’s Amendment No. 3 to Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.22*	Amended and Restated Promissory Note for $25,000 between Company and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996 (Filed as Exhibit 10.27 to the Company’s Amendment No. 3 to Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.23*	Amended and Restated Promissory Note for $25,000 between Company and Louis G. Lange, M.D., Ph.D., effective as of September 23, 1996 (Filed as Exhibit 10.28 to the Company’s Amendment No. 3 to Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

Exhibit Number
10.24	Lease Agreement between the Company and Matadero Creek, dated August 6, 1993 and addendum thereto; Letter Amendment to Lease Agreement, dated June 30, 1994 and Second Amendment to Lease Agreement, dated June 30, 1994 (Filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.25	Third Amendment to Lease, dated February 16, 2001, between the Company and Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 2001, and incorporated herein by reference).

10.26	Fourth Amendment to Lease, dated as of April 1, 2003, between the Company and The Wheatley Family Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 2003, and incorporated herein by reference).

10.27	Fifth Amendment to Lease, dated as of April 1, 2003, by and between the Company and the Wheatley Family Partnership, a California Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.28	Sixth Amendment to Lease, dated as of December 22, 2004, by and between the Company and the Wheatley Family Partnership, a California Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.29	Sublease Agreement between the Company and Systemix, Inc. dated as of November 1, 2000 (Filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.30	Lease between the Company and Kaiser Marquardt, Inc. dated as of December 1, 2000 (Filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.31**	License Agreement between Company and University of Florida Research Foundation, Inc., dated June 7, 1994 (Filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.32**	Research Agreement between Company and University of Florida, dated June 27, 1994 (Filed as Exhibit 10.72 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.33**	Letter Agreement, dated March 7, 1997, between the Company and the University of Florida Research Foundation, Inc. (Filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 1997, and incorporated herein by reference).

10.34**	License Agreement between Company and Syntex (U.S.A.) Inc., dated March 27,1996 (Filed as Exhibit 10.25 to the Company’s Amendment No. 2 to Registration Statement on Form S-3, File No. 333-59318, and incorporated herein by reference).

10.35**	First amendment to License Agreement, effective as of July 3, 1997 (Filed as Exhibit 10.32 to the Company’s Amendment No. 2 to Registration Statement on Form S-3, File No. 333-59318, and incorporated herein by reference).

10.36	Amendment No. 2 to License Agreement, effective as of November 30, 1999, between the Company and Syntex (U.S.A.), Inc. (Filed as Exhibit 10.73 to the Company’s Amendment No. 2 to Registration Statement on Form S-3, File No. 333-59318, and incorporated herein by reference).

10.37**	Research Collaboration and License Agreement (U.S.) between the Company and Biogen, Inc., dated March 7, 1997 (Filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 1997, and incorporated herein by reference).

Exhibit Number
10.38**	Research Collaboration and License Agreement (Europe) between the Company and Biogen Manufacturing Ltd., dated March 7, 1997 (Filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 1997, and incorporated herein by reference).

10.39	Amendment to Research Collaboration and License Agreement (U.S.), dated June 12, 1998, between the Company and Biogen, Inc. (Filed as Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 1998, and incorporated herein by reference).

10.40**	Letter agreement regarding termination of research program of the Research Collaboration and License Agreement, dated June 12, 1998, between the Company and Biogen, Inc. (Filed as Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 1998, and incorporated herein by reference).

10.41**	Collaboration and License Agreement between the Company and Fujisawa Healthcare, Inc. dated as of July 10, 2000 (Filed as Exhibit 10.83 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2000, and incorporated herein by reference).

10.42***	Co-Promotion Agreement between the Company and Solvay Pharmaceuticals, Inc., dated as of December 6, 2004 (Filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.43	Common Stock Purchase Agreement, dated as of July 3, 2003, by and between the Company and Acqua Wellington North American Equities Fund, Ltd. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 3, 2003, and incorporated herein by reference).

10.44	Common Stock Purchase Agreement, dated as of February 26, 2004, by and between the Company and Mainfield Enterprises, Inc. (Filed as Exhibit 10.43 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2004, and incorporated herein by reference).

10.45	Purchase Agreement, dated as of June 13, 2003, by and among the Company and Citigroup Global Markets, Inc., CIBC World Markets Corp., Deutsche Bank Securities Inc., First Albany Corporation, Needham & Company, Inc. and SG Cowen Securities Corporation, as representatives of the Initial Purchasers named in Schedule I thereto (Filed as Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003, and incorporated herein by reference).

10.46	Purchase Agreement, dated May 12, 2004, by and among the Company and Merrill Lynch & Co., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., First Albany Capital Inc., J.P. Morgan Securities Inc., Needham & Company, Inc., Piper Jaffray & Co. and SG Cowen & Co., LLC, as representatives of the Initial Purchasers named in Schedule A thereto (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2004, and incorporated herein by reference).

10.47	Registration Rights Agreement, dated as of June 18, 2003, among the Company, Citigroup Global Markets, Inc., CIBC World Markets Corp., Deutsche Bank Securities Inc., First Albany Corporation, Needham & Company, Inc. and SG Cowen Securities Corporation (Filed as Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003, and incorporated herein by reference).

10.48	Registration Rights Agreement, dated May 18, 2004, among the Company, Merrill Lynch & Co., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., First Albany Capital Inc., J.P. Morgan Securities Inc., Needham & Company, Inc., Piper Jaffray & Co. and SG Cowen & Co., LLC (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2004, and incorporated herein by reference).

10.49	Pledge and Escrow Agreement dated as of June 18, 2003, by and among the Company, Wells Fargo Bank Minnesota, N.A., as Trustee and Wells Fargo Bank Minnesota, N.A. as Escrow Agent (Filed as Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003, and incorporated herein by reference).

Exhibit Number
10.50	Pledge and Escrow Agreement dated as of May 18, 2004, by and among the Company, Wells Fargo Bank, N.A., as Trustee and Wells Fargo Bank, N.A. as Escrow Agent (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2004, and incorporated herein by reference).

10.51	Amended and Restated Sales and Marketing Services Agreement dated as of July 9, 2003, by and between the Company, Innovex (North America), Inc., as successor to Innovex Inc., Innovex LP, and Quintiles Transnational Corp. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by Company on July 11, 2003, and incorporated herein by reference).

10.52	Scientific Advisory Agreement, by and between the Company and Andrew Wolff.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has previously been granted for portions of this exhibit.
***	Confidential treatment has been requested for portions of this exhibit.

(c)	Exhibits

See Exhibits listed under Item 15(a)(3) above.

(d)	Financial Statements and Schedules

The financial statement schedules required by this Item are listed under 15(a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf, by the undersigned, thereunto duly authorized, in the City of Palo Alto, County of Santa Clara, State of California, on March 24, 2005.

CV THERAPEUTICS, INC.

By:	/s/ LOUIS G. LANGE
Louis G. Lange, M.D., Ph.D. Chairman of the Board of CV Therapeutics Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ LOUIS G. LANGE Louis G. Lange, M.D., Ph.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 24, 2005

/s/ DANIEL K. SPIEGELMAN Daniel K. Spiegelman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2005

/s/ SANTO J. COSTA Santo J. Costa	Director	March 24, 2005

/s/ JOHN GROOM John Groom	Director	March 24, 2005

/s/ THOMAS L. GUTSHALL Thomas L. Gutshall	Director	March 24, 2005

/s/ PETER BARTON HUTT Peter Barton Hutt, Esq.	Director	March 24, 2005

/s/ KENNETH B. LEE, JR. Kenneth B. Lee, Jr.	Director	March 24, 2005

/s/ BARBARA J. MCNEIL Barbara J. McNeil, M.D., Ph.D.	Director	March 24, 2005

/s/ COSTA G. SEVASTOPOULOS Costa G. Sevastopoulos, Ph.D.	Director	March 24, 2005

/s/ THOMAS E. SHENK Thomas E. Shenk, Ph.D.	Director	March 24, 2005

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