Form 10-Q
period 2005-03-31
CV THERAPEUTICS INC
filed 2005-05-10
CIK 921506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

The number of shares of Common Stock, $0.001 par value, outstanding as of May 6, 2005 was 36,028,804.

CV THERAPEUTICS, INC.

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2004	March 31, 2005
	(A)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,759	$18,549
Marketable securities	383,744	371,356
Restricted cash	6,125	6,125
Other current assets	17,275	16,258

Total current assets	427,903	412,288
Notes receivable from related parties	435	415
Property and equipment, net	15,284	16,155
Restricted cash	6,797	6,916
Other assets	11,811	11,288

Total assets	$462,230	$447,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,745	$7,349
Accrued and other current liabilities	38,664	42,286
Current portion of deferred revenue	1,029	1,029

Total current liabilities	46,438	50,664
Convertible subordinated notes	329,645	329,645
Deferred revenue	543	286
Other liabilities	6,202	7,254

Total liabilities	382,828	387,849
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized, 34,634,727 and 36,022,907 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	666,119	703,905
Accumulated deficit	(584,559)	(630,981)
Deferred stock-based compensation	—	(10,404)
Accumulated other comprehensive loss	(2,158)	(3,307)

Total stockholders’ equity	79,402	59,213

Total liabilities and stockholders’ equity	$462,230	$447,062

(A)	Derived from the audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2004

See accompanying notes

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2004	2005
Revenues:
Collaborative research	$2,939	$5,630
Operating expenses:
Research and development	22,330	35,129
Sales and marketing	4,993	8,560
General and administrative	5,404	7,795

Total operating expenses	32,727	51,484

Loss from operations	(29,788)	(45,854)
Interest and other income, net	1,742	2,255
Interest expense	(3,278)	(2,823)

Net loss	$(31,324)	$(46,422)

Basic and diluted net loss per share	$(1.04)	$(1.31)

Shares used in computing basic and diluted net loss per share	30,145	35,498

See accompanying notes

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,324)	$(46,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on the sale of investments	54	224
Forgiveness of related party notes and interest	20	23
Non-cash expense associated with stock-based payments	1,009	1,639
Depreciation and amortization	3,830	2,914
Change in assets and liabilities:
Other current assets	(1,317)	1,014
Restricted cash	—	(119)
Other assets	152	43
Accounts payable	(1,626)	604
Accrued and other liabilities	(1,082)	4,719
Deferred revenue	(257)	(257)

Net cash used in operating activities	(30,541)	(35,618)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(89,330)	(48,731)
Sales of investments	83,694	45,723
Maturities of investments	8,175	12,550
Capital expenditures	(646)	(1,942)

Net cash provided by investing activities	1,893	7,600
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(104)	—
Net proceeds from issuance of common stock	35,019	25,808

Net cash provided by financing activities	34,915	25,808

Net increase (decrease) in cash and cash equivalents	6,267	(2,210)
Cash and cash equivalents at beginning of period	15,840	20,759

Cash and cash equivalents at end of period	$22,107	$18,549

See accompanying notes

CV THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of CV Therapeutics, Inc. have been prepared in accordance with U.S. generally accepted accounting principles, are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for, the interim periods presented. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2005 or of future operating results for any interim period. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2004, which includes our audited consolidated financial statements and the notes thereto.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current presentation.

Principles of Consolidation

The financial statements include the accounts of our company and our wholly owned subsidiary. The functional currency of our wholly-owned European subsidiary in the United Kingdom is the U.S. dollar, and all intercompany transactions and balances have been eliminated. All foreign currency remeasurement gains and losses were recorded in the condensed consolidated statements of operations in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” and have not been significant.

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

Comprehensive Loss

At each balance sheet date, our accumulated other comprehensive loss consists solely of unrealized gains and losses on available-for-sale investment securities. Comprehensive loss was $30.7 million and $47.6 million for the quarters ended March 31, 2004 and March 31, 2005, respectively.

Revenue Recognition

Revenue under our collaborative research arrangements is recognized based on the performance requirements of each contract. Amounts received under such arrangements consist of up-front license payments, periodic milestone payments and reimbursement for research activities. Up-front or milestone payments, which are subject to future performance requirements, are recorded as deferred revenue and are recognized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate period based on research progress attained and events such as changes in the regulatory and competitive environment. Revenues related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed.

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

Stock-Based Compensation

We have elected to continue to account for stock-based awards granted to employees using the intrinsic-value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). We recognize no compensation expense for stock options granted to our employees with exercise prices equal to the fair market value of our common stock on the date of grant.

In the first quarter of 2005, we issued restricted stock units (RSUs) to our employees, including executives. We have also issued RSUs to selected consultants. In accordance with APB No. 25, we valued the RSUs at the closing market price of our common stock on the trading day prior to the date of award, and will recognize the associated stock compensation expense, using the straight-line method, over the period the services are performed, generally 48 months. The RSUs provide for immediate acceleration of vesting in the instance that we achieve a certain annualized product revenue threshold over four consecutive quarters. We credited common stock and recorded an offsetting debit within stockholders’ equity to deferred stock-based compensation for $11.1 million. Amortization of deferred stock-based compensation amounted to $713,000 during the first quarter of 2005.

We also issued stock appreciation rights (SARs) to certain executives in the first quarter of 2005. The SARs are valued in accordance with APB No. 25 and Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25,” pursuant to which compensation is measured at the end of each period as the amount by which the weighted average fair market value of the shares covered by the SAR exceeds the SAR base value (the predetermined strike price of the instrument of $26.45), and compensation expense (if any) is accrued using the accelerated attribution method over the period the related services are performed. Changes in the SAR value are reflected as an adjustment of compensation expense in the periods in which the changes occur until the date the final number of shares for settlement is known. There was no expense recorded associated with the SARs for the first quarter of 2005, as the weighted average fair market value of the shares covered by the SARs was less than the SAR base value. We currently expect to settle all amounts due under the SARs (if any) using shares of our common stock.

We recognize compensation for stock-based payments granted to consultants in accordance with Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The estimated fair value of options granted to consultants is determined using the Black-Scholes option pricing model.

For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Stock-Based Compensation Expense and Equity Market Values” (SFAS No. 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148), the estimated fair value of options and SARs is amortized to expense over the vesting periods. The following table illustrates the effect on reported net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2005
Net loss:
As reported	$(31,324)	$(46,422)
Add: Stock-based employee compensation included in reported net loss	—	713
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(4,718)	(4,502)

Pro forma net loss	$(36,042)	$(50,211)

Net loss per share basic and diluted:
As reported	$(1.04)	$(1.31)

Pro forma	$(1.20)	$(1.41)

The fair value of our stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three months ended March 31,
	2004	2005
Stock options:
Expected life (years)	5.2	5.3
Expected volatility	65%	65%
Risk-free interest rate	2.8%	4.2%

Stock appreciation rights:
Expected life (years)	—	2.5
Expected volatility	—	60%
Risk-free interest rate	—	3.2%

Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding and/or issuable. Potential common shares have been excluded from the computation as their effect is antidilutive. Had we been in a net income position, diluted earnings per share would have included the impact of outstanding dilutive options and other share-based payments, warrants and convertible subordinated notes and debentures.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” (Statement 123R) which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options and stock appreciation rights, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123R must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123R on January 1, 2006, the beginning of our next fiscal year.

Statement 123R permits public companies to adopt its requirements using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date; or

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt Statement 123R using the modified-prospective method.

As permitted by Statement 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method. As a result, we generally recognize no compensation cost for employee stock options and have recorded no compensation expense to date in conjunction with stock appreciation rights issued in early 2005. We have, however, begun including expense amounts associated with RSUs in our reported net loss during the first quarter of 2005. The adoption of Statement 123R’s fair value method will have a significant impact on our consolidated result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend in part on levels of share-based payments granted in the future and the valuation models we ultimately select. We are currently evaluating option valuation methodologies and assumptions in light of Statement 123R related to employee share-based payments. Current estimates of values using the Black-Scholes and/or other option pricing methods may not be indicative of results from valuation methodologies we ultimately adopt.

2. Commitments

We currently lease three buildings used as laboratory and office space in Palo Alto, California. The first building has approximately 61,000 square feet. In December 2004, we amended this lease to add an adjacent building containing approximately 48,000 additional square feet. The lease term for both buildings expires in April 2014 with an option to renew for eleven years. In November and December 2000, we entered into two lease agreements for a building which has approximately 73,000 square feet. The first of these two agreements was a sublease with a term that expired in February 2005. The second agreement is with the master landlord and has a term from March 2005 through April 2012. This agreement is secured by an irrevocable letter of credit which contains certain covenants that we were in compliance with as of March 31, 2005. Our European subsidiary leases approximately 4,000 square feet of office space in Stevenage, Hertfordshire in the United Kingdom. That lease expires in February 2008.

We have entered into certain manufacturing-related agreements in connection with the future commercial production of Ranexa™.

The table below presents minimum payments under our commitments as of March 31, 2005:

	Convertible Notes	Manufacturing Agreements	Operating Leases
	(in thousands)
Year ending December 31,
2005 (remaining portion)	$8,017	$2,405	$6,588
2006	9,908	—	13,539
2007	87,662	2,456	13,570
2008	6,125	2,456	14,610
2009	6,125	1,228	14,403
2010 and thereafter	287,313	—	36,528

Total minimum payments	$405,150	$8,545	$99,238

Under our manufacturing-related agreements, additional payments up to $12.0 million above the specified minimums included in the table above will be required in connection with the approval of Ranexa.

3. Litigation

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit filed in August 2003 in the U.S. District Court for the Northern District of California captioned Crossen v. CV Therapeutics, Inc., et al. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations were filed against the defendants. In November 2003, the court appointed a lead plaintiff, and in December 2003, the court consolidated all of the securities class actions filed to date into a single action captioned In re CV Therapeutics, Inc. Securities Litigation. In January 2004, the lead plaintiff filed a consolidated complaint. We and the other named defendants filed motions to dismiss the consolidated complaint in March 2004. In August 2004, these motions were granted in part and denied in part. The court granted the motions to dismiss by two individual defendants, dismissing both individuals from the action with prejudice, but denied the motions to dismiss by us and the two other individual defendants. After the motions to dismiss were decided, this action entered the discovery phase, and discovery in the action is ongoing.

In addition, certain of our officers and directors have been named as defendants in a derivative lawsuit filed in August 2003 in California Superior Court, Santa Clara County, captioned Kangos v. Lange, et al., which names CV Therapeutics as a nominal defendant. The plaintiff in this action is one of our stockholders who seeks to bring derivative claims on behalf of CV Therapeutics against the defendants. The lawsuit alleges breaches of fiduciary duty and related claims based on purportedly misleading statements concerning our new drug application for Ranexa. At the appropriate time, we expect to file a motion to dismiss this lawsuit due to the plaintiff’s unexcused failure to make a demand on us before filing the action.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. Accordingly, no accrual has been established for these lawsuits.

4. Stockholders’ Equity

In July 2003, we entered into a new financing arrangement with Acqua Wellington North American Equities Fund, Ltd., which provided that we had the ability to sell up to $100.0 million or 5,686,324 shares of our common stock, whichever occurred first, to Acqua Wellington through November 2005. In February 2005, this purchase agreement automatically terminated when we reached the $100.0 million limit of the financing arrangement by selling 1,275,711 shares of common stock for net proceeds of approximately $25.0 million to Acqua Wellington.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “hope,” “may,” “will,” “plan,” “intend,” “estimate,” “could,” “should,” “would,” “continue,” “seek,” “pro forma” or “anticipate,” or other similar words (including their use in the negative), or by discussions of future matters such as our future clinical or product development, regulatory review of our products or product candidates, commercialization of our products, our financial performance, possible changes in legislation and other statements that are not historical. These statements include but are not limited to statements under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under the heading “Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

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

Overview

CV Therapeutics, Inc., headquartered in Palo Alto, California, is a biopharmaceutical company focused on the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. We apply advances in molecular biology and genetics to identify mechanisms of cardiovascular diseases and targets for drug discovery. We have four clinical development drug candidates, including our lead drug candidate Ranexa™ (ranolazine) for the potential treatment of chronic angina, which is subject to an approvable letter from the United States Food and Drug Administration, or FDA. We also have several preclinical programs whose objectives are to bring additional drug candidates into human clinical testing. In addition, we have entered into an agreement to co-promote ACEON® (perindopril erbumine) Tablets with our collaborative partner Solvay Pharmaceuticals, Inc.

In December 2004, the Company signed a co-promotion agreement with Solvay Pharmaceuticals to co-promote ACEON® in the United States. ACEON® is an angiotensin converting enzyme inhibitor, or ACE inhibitor, with tissue activity approved in the United States for the treatment of hypertension. Also in December 2004, Solvay Pharmaceuticals submitted a supplemental new drug application, or sNDA, for ACEON® to the FDA seeking approval to market the product under a proposed label expansion. The FDA has granted priority review for the sNDA, with a regulatory action date in June 2005. The proposed label expansion is based on the EUROPA (EUropean trial on Reduction Of cardiac events with Perindopril in patients with stable coronary Artery disease) study, which assessed the ability of perindopril to reduce cardiovascular death, nonfatal myocardial infarction and cardiac arrest in a broad population of patients who had stable coronary artery disease but not heart failure or substantial hypertension. In the EUROPA study, perindopril significantly reduced relative cardiovascular risk by 20% as assessed by the primary combined study endpoint of cardiovascular death, non-fatal myocardial infarction and cardiac arrest.

We are developing our lead drug candidate, Ranexa, for the potential treatment of chronic angina. Unlike current anti-anginal drug therapies, Ranexa appears to exert its anti-anginal activity without depending on reductions in heart rate or blood pressure. If approved by the FDA, Ranexa would represent the first new class of anti-anginal therapy in the United States in more than 25 years. In October 2003, the FDA sent us an approvable letter indicating that Ranexa is approvable, that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. In June 2004, we reached written agreement with the FDA on a protocol for a clinical trial of Ranexa which, if successful, could support the approval of Ranexa for the treatment of chronic angina in a restricted patient population. This agreement was reached under the FDA’s special protocol assessment, or SPA, process. We initiated this potentially approval-enabling study, called the Evaluation of Ranolazine In Chronic Angina, or ERICA, in August 2004 and completed patient enrollment in November 2004. In April 2005, we announced positive data from the ERICA study, and we plan to submit an amendment to our new drug application for Ranexa by end of the third quarter of 2005, seeking product approval from the FDA in a restricted patient population. In order to potentially broaden the product labeling for Ranexa, if any, over time, we also reached written agreement with the FDA in August 2004 on a separate SPA agreement for a study of Ranexa that could support potential approval of Ranexa as first-line therapy for patients suffering from chronic angina. In order to obtain potential approval as first-line angina therapy, under the SPA we also need to perform a separate successful clinical evaluation of higher doses of Ranexa. The study, if positive, also could result in the approval of Ranexa for the treatment and long-term prevention of acute coronary syndromes. The study, known as Metabolic Efficiency with Ranolazine for Less Ischemia in Non-ST Elevation Acute Coronary Syndromes, or MERLIN TIMI-36, began enrollment in October 2004 and is being conducted by the Harvard-based TIMI Study Group.

In March 2004, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency seeking approval of ranolazine for the treatment of chronic angina. The MAA was filed for review under the European regulatory authorities’ centralized procedure by our European subsidiary, CV Therapeutics Europe Limited.

Another one of our late stage compounds is regadenoson, a selective A2A-adenosine receptor agonist for potential use as a pharmacologic agent in myocardial perfusion imaging studies. We initiated a double-blind Phase III clinical trial of regadenoson in October 2003 and a second one in April 2004. Data from one Phase III trial are expected in the third quarter of 2005, and data from the other Phase III trial are expected by the end of 2005.

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

Critical Accounting Policies and the Use of Estimates

We believe the following critical accounting policies presently involve our more significant judgments, assumptions and estimates used in the preparation of our condensed consolidated financial statements:

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

Revenue Recognition

Revenue under our collaborative research arrangement is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front license payments, periodic milestone payments and reimbursements for research activities. Up-front or milestone payments which are still subject to future performance requirements are recorded as deferred revenue and are amortized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate period based on research progress attained and events such as changes in the regulatory and competitive environment. Revenues related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed.

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

Stock Compensation Valuation

The preparation of the financial statement footnotes requires us to estimate the fair value of stock-based payments granted to employees and consultants. While fair value may be readily determinable for awards of stock or restricted stock units, market quotes are not available for long-term, non-transferable stock options or stock appreciation rights because these instruments are not traded. We currently use the Black-Scholes and other option pricing models to estimate the fair value of employee stock options and stock appreciation rights. These valuation models require the input of highly subjective assumptions, including estimates of future stock price volatility. Changes to the subjective input assumptions could materially affect the estimated fair value of our stock options. We are currently evaluating our valuation methodologies and assumptions in light of a new accounting standard related to stock-based payments.

Results of Operations

Collaborative Research Revenues. Collaborative research revenues were $5.6 million for the quarter ended March 31, 2005, compared to $2.9 million for the quarter ended March 31, 2004. The increase was primarily due to greater reimbursable development costs we incurred in connection with two Phase III clinical trials undertaken in our collaboration with Fujisawa Healthcare, Inc. (now Astellas US LLC) for the development of regadenoson.

We do not expect any significant co-promote revenues in 2005 and expect that any significant increase in co-promote and product revenues for the next several years after 2005 will depend upon the successful regulatory approval of the ACEON® supplemental new drug application and the successful commercialization of ACEON® by us and our collaborative partner, Solvay Pharmaceuticals.

With respect to Ranexa, if approved, we do not expect any product-related revenues in 2005, and expect that any product-related revenues for Ranexa in the future will depend upon the successful regulatory approval and successful commercialization efforts on our part (with or without third parties).

Research and Development Expenses. Research and development expenses increased to $35.1 million for the quarter ended March 31, 2005, compared to $22.3 million for the quarter ended March 31, 2004. The increase was primarily due to increased outside contract service expenses for two Phase III Ranexa studies and two Phase III regadenoson studies. We expect research and development expenses to continue at approximately the same levels as the quarter ended March 31, 2005 through the remainder of 2005 as we continue the MERLIN TIMI-36 study and other clinical and preclinical studies for Ranexa, regadenoson and our other research and development projects.

Management categorizes its research and development expenses by project. The table below shows research and development expenses for our two primary clinical development projects, Ranexa and regadenoson, as well as expenses associated with all other projects in our research and development pipeline. Other projects consist primarily of numerous pre-clinical research projects, none of which individually constitutes more than 10% of our total research and development expenses for the periods presented.

	Three months ended March 31,
	2004	2005
	(in thousands)
Ranexa	$11,473	$17,954
Regadenoson	5,045	8,772
Other projects	5,812	8,403

Total research and development	$22,330	$35,129

Sales and Marketing Expenses. Sales and marketing expenses increased to $8.6 million for the quarter ended March 31, 2005, compared to $5.0 million for the quarter ended March 31, 2004. The increase was primarily due to additional personnel and related expenses incurred as we prepare to establish a national cardiovascular specialty sales force. We expect sales and marketing expenses to significantly increase through the remainder of 2005 as we start to co-promote ACEON® in the United States in 2005 and as we prepare to launch Ranexa, if approved, or any other products.

General and Administrative Expenses. General and administrative expenses increased to $7.8 million for the quarter ended March 31, 2005, compared to $5.4 million for the quarter ended March 31, 2004. The increase was primarily due to additional personnel and related expenses to support our commercialization and research and development efforts. We expect general and administrative expenses to increase in the future in line with our commercialization activities.

Interest and Other Income, Net. Interest and other income, net increased to $2.3 million for the quarter ended March 31, 2005, compared to $1.7 million for the quarter ended March 31, 2004. The increase was primarily due to higher income earned on our investments. We expect that interest and other income, net will fluctuate in the future with average investment balances and market interest rates and with gains or losses recognized on the sale of marketable securities.

Interest Expense. Interest expense decreased to $2.8 million for the quarter ended March 31, 2005, compared to $3.3 million for the quarter ended March 31, 2004. The decrease was primarily due to decreased interest expense on our outstanding debt resulting from the repurchase and subsequent retirement of $116.6 million of our previously issued 4.75% subordinated convertible notes due 2007, partially offset by the issuance of $150.0 million of our 2.75% senior subordinated convertible notes due 2012 during the quarter ended June 30, 2004. Our 4.75% subordinated convertible notes due 2007 accounted for $1.0 million and $2.6 million of the interest expense in the quarters ended March 31, 2005 and March 31, 2004, respectively. Our 2.0% senior subordinated convertible debentures due 2023 accounted for $623,000 and $651,000 of interest expense in the quarters ended March 31, 2005 and March 31, 2004, respectively. Our 2.75% senior subordinated convertible notes due 2012 accounted for $1.2 million of interest expense in the quarter ended March 31, 2005. We expect that interest and other expense will fluctuate in the future with average loan balances.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” (Statement 123R) which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options and stock appreciation rights, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123R must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123R on January 1, 2006, the beginning of our next fiscal year.

Statement 123R permits public companies to adopt its requirements using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date; or

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt Statement 123R using the modified-prospective method.

As permitted by Statement 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method. As a result, we generally recognize no compensation cost for employee stock options and have recorded no compensation expense to date in conjunction with stock appreciation rights issued in early 2005. We have, however, begun including expense amounts associated with RSUs in our reported net loss during the first quarter of 2005. The adoption of Statement 123R’s fair value method will have a significant impact on our consolidated result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend in part on levels of share-based payments granted in the future and the valuation models we ultimately select. We are currently evaluating option valuation methodologies and assumptions in light of Statement 123R related to employee share-based payments. Current estimates of values using the Black-Scholes and/or other option pricing methods may not be indicative of results from valuation methodologies we ultimately adopt.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. We currently estimate that our total net loss for the first half of 2005 will be approximately $100.0 million to $110.0 million. For at least the next 12 months, we expect to be able to fund our operations from our cash, cash equivalents and marketable securities available as of March 31, 2005.

As of March 31, 2005, we had $389.9 million in cash, cash equivalents and marketable securities, compared to $404.5 million at December 31, 2004. Net cash used in operating activities was $35.6 million for the quarter ended March 31, 2005, and resulted primarily from operating losses adjusted for non-cash expenses and changes in accrued and other liabilities, other current assets and accounts payable. Net cash used in operating activities was $30.5 million for the quarter ended March 31, 2004, and resulted primarily from operating losses adjusted for non-cash expenses and changes in accounts payable, other current assets and accrued and other liabilities.

Net cash provided by investing activities of $7.6 million in the quarter ended March 31, 2005 consisted primarily of proceeds from sales and maturities of marketable securities of $58.3 million, partially offset by purchases of marketable securities of $48.7 million and capital expenditures of $1.9 million. Net cash provided by investing activities of $1.9 million in the quarter ended March 31, 2004 consisted primarily of sales and maturities of marketable securities of $91.9 million, partially offset by purchases of marketable securities of $89.3 million and capital expenditures of $646,000.

Net cash provided by financing activities of $25.8 million in the quarter ended March 31, 2005 was primarily due to net proceeds of approximately $25.0 million from the sale of 1,275,711 shares of common stock to Acqua Wellington. Net cash provided by financing activities of $34.9 million in the quarter ended March 31, 2004 was primarily due to net proceeds of approximately $10.0 million from the sale of 684,097 shares of common stock to Acqua Wellington and proceeds of approximately $25.0 million from the sale of 1,609,186 shares of common stock under the Common Stock Purchase Agreement with Mainfield Enterprises, Inc.

For the quarter ended March 31, 2005, we invested $1.9 million in property and equipment. We expect to continue to make investments in property and equipment to support our growth.

Debt Financing

In March 2000, we completed a private placement of $196.3 million aggregate principal amount of 4.75% convertible subordinated notes due March 7, 2007. The notes are unsecured and subordinated in right of payment to all existing and future senior debt, as defined in the indenture governing the notes. Interest on the notes accrues at a rate of 4.75% per year, subject to adjustment in certain circumstances. We pay interest semi-annually on March 7 and September 7 of each year. The initial conversion rate, which is subject to adjustment in certain circumstances, is 15.6642 shares of common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $63.84 per share. We may, at our option, redeem all or a portion of the notes at any time at pre-determined prices from 102.036% to 100.679% of the face value of the notes per $1,000 of principal amount, plus accrued and unpaid interest to the date of redemption. In May and June 2004, we repurchased approximately $116.6 million of these outstanding notes due 2007. In connection with the repurchases we recorded a loss of approximately $3.3 million for the early extinguishment of debt, which included $1.6 million in unamortized offering costs included in interest expense and $1.7 million in premium payments above the principal value of the notes included in other expense, net in the accompanying consolidated statements of operations. As of March 31, 2005, we had approximately $79.6 million aggregate principal amount outstanding of the 4.75% convertible subordinated notes due 2007.

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

We have filed shelf registration statements on Form S-3 with the Securities and Exchange Commission for the resale of the debentures and the notes due 2012 and the common stock issuable upon conversion of the debentures and the notes. We have agreed to keep the shelf registration statement with respect to the debentures effective until June 18, 2005. We have agreed to keep the shelf registration statement with respect to the notes due 2012 effective until June 8, 2006. If we do not comply with these registration obligations, we will be required to pay liquidated damages to the holders of the debentures and the notes or the common stock issuable upon conversion of the debentures and the notes.

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

In July 2003, we entered into a second financing arrangement with Acqua Wellington to purchase our common stock. Under the second purchase agreement, we had the ability to sell up to $100.0 million of our common stock, or 5,686,324 shares of our common stock, whichever occurred first, to Acqua Wellington through November 2005. In February 2005, the purchase agreement with Acqua Wellington automatically terminated when we reached the $100.0 million limit of this financing arrangement. The purchase agreement provided that from time to time, in our sole discretion, we could present Acqua Wellington with draw down notices constituting offers to sell our common stock for specified total proceeds over a specified trading period. Once presented with a draw down notice, Acqua Wellington was required to purchase a pro rata portion of shares of our common stock as allocated on each trading day during the trading period on which the daily volume weighted-average price for our common stock exceeded a threshold price that we had determined and stated in the draw down notice. The per share price then equaled the daily volume weighted-average price on each date during the pricing period, less a 3.8% to 5.8% discount (based on our market capitalization). However, if the daily volume weighted-average price fell below the threshold price on any day in the pricing period, Acqua Wellington was not required to purchase the pro rata portion of shares allocated to that day, but could elect to buy that pro rata portion of shares at the threshold price less the applicable 3.8% to 5.8% discount. Upon each sale of our common stock to Acqua Wellington under the purchase agreement, we paid Reedland Capital Partners, an institutional division of Financial West Group, Member NASD/SIPC, a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Acqua Wellington.

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

The combined total value of shares that we had the ability to sell to Acqua Wellington through draw downs and call option exercises under the financing arrangement could not exceed $100.0 million or 5,686,324 shares of our common stock, whichever occurred first. As of March 31, 2005, we had issued 5,442,932 shares of our common stock to Acqua Wellington under this financing arrangement for net cash proceeds of approximately $100.0 million. In February 2005, the purchase agreement with Acqua Wellington automatically terminated when we reached the $100.0 million limit of this financing arrangement by selling 1,275,711 shares of common stock to Acqua Wellington for net proceeds of approximately $25.0 million.

Risks and Uncertainties Related to Our Product Development Efforts and Future Capital Requirements

According to industry statistics, it generally takes 10 to 15 years to research, develop and bring to market a new prescription medicine in the United States. Drug development in the United States is a process that includes multiple steps defined by the FDA under applicable statutes, regulations and guidance documents. After the pre-clinical research process of identifying, selecting and testing in animals a potential pharmaceutical compound, the clinical development process begins with the filing of an IND or equivalent foreign filing. If successful, an IND allows clinical study of the product candidate. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs associated with clinical development are usually for Phase III trials, which tend to be the longest and largest studies conducted during the drug development process. After the completion of a successful preclinical and clinical development program, an NDA must be filed with the FDA, which includes among other things very large amounts of preclinical and clinical data and results and manufacturing-related information necessary to support requested approval of the product candidate. The NDA must be reviewed by the FDA, and the review and approval process is often uncertain, time-consuming and costly. In light of the steps and complexities involved, the successful development of our product candidates is highly uncertain. Actual product timelines and costs are subject to enormous variability and are very difficult to predict, as our clinical development programs are updated and changed to reflect the most recent clinical and preclinical data and other relevant information. In addition, various statutes and regulations also govern or influence the testing, manufacturing, safety reporting, labeling, storage, recordkeeping and marketing of each product. The lengthy process of seeking these regulatory reviews and approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals for our potential products could materially adversely affect our business.

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

We may require substantial additional funding in order to complete our research and development activities and commercialize any potential products. For at least the next 12 months, we expect to be able to fund our current operations from our cash, cash equivalents and marketable securities, which totaled $389.9 million as of March 31, 2005. However, we cannot assure you that we will not require or seek additional funding prior to then or that additional financing will be available on acceptable terms or at all.

Our future capital requirements will depend on many factors, including scientific progress in our research, development and commercialization programs, the size and complexity of these programs, the timing, scope and results of preclinical studies and clinical trials, our ability to establish and maintain collaborative partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical material and other factors not within our control. We cannot guarantee that the additional financing to meet our capital requirements will be available on acceptable terms or at all. Insufficient funds may require us to delay, scale back or eliminate some or all of our research, development or commercialization programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern. If we issue equity or convertible debt securities to raise additional funds, substantial dilution to existing stockholders may result.

The significant amounts of capital that we are spending to provide and/or enhance infrastructure, headcount and inventory in preparation for the sales and marketing of ACEON® and the potential launch of Ranexa could be lost if Solvay does not receive United States marketing approval for the ACEON® supplemental new drug application or if we do not receive United States marketing approval for Ranexa. Our ACEON® and Ranexa commercialization efforts include building our sales and marketing infrastructure, increasing our marketing communications efforts, and planning for the hiring and training of a national sales force. We spent approximately $63.6 million on these activities from January 1, 2002 through March 31, 2005. If the FDA does not approve the ACEON® supplemental new drug application or Ranexa, the future benefits of these expenditures and any future commitments of capital could be lost. The loss of this investment may harm our business, increase our cash requirements, increase the volatility of our stock price and result in additional operating losses. In addition, if FDA approval of the ACEON® supplemental new drug application or Ranexa is delayed, we will incur additional commercialization expenses at a later date. We expect our sales and marketing expenses to increase substantially as we start to co-promote ACEON® in the United States in 2005. Moreover, if the FDA does approve Ranexa, we expect that our operating expenses will increase substantially in connection with the market launch of the product.

We have experienced significant operating losses since our inception in 1990, including net losses of $107.8 million in 2002, $111.0 million in 2003 and $155.1 million in 2004. As of March 31, 2005, we had an accumulated deficit of $631.0 million. Since our inception, we have been engaged in research, development and pre-commercialization activities. In December 2004 we entered into a co-promotion arrangement with Solvay Pharmaceuticals with respect to the cardiovascular product known as ACEON®, pursuant to which we will start to market and promote our first approved product. The process of developing and commercializing our product candidates requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capability. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in operating losses for the foreseeable future. We have not generated any product revenues to date, and even after we generate product-related revenues relating to ACEON® and other approved products, if any, we may never achieve or sustain profitability. For example, we expect that our marketing and sales costs will significantly increase as we start to co-promote ACEON® in the United States in 2005, and we do not expect to obtain sufficient revenues from ACEON® alone to achieve or sustain profitability.

RISK FACTORS

Risk Factors Relating to Our Business

We expect to continue to operate at a loss, and we may never achieve profitability.

We have experienced significant operating losses since our inception in 1990, including net losses of $107.8 million in 2002, $111.0 million in 2003, $155.1 million in 2004, and $46.4 million in the first quarter of 2005. As of March 31, 2005, we had an accumulated deficit of $631.0 million. Since our inception, we have been engaged in research, development and pre-commercialization activities. In December 2004 we entered into a co-promotion arrangement with Solvay Pharmaceuticals with respect to the ACE inhibitor ACEON®, pursuant to which we will start to market and promote our first approved product. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capability. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in operating losses for the foreseeable future. We have not generated any product revenues to date, and even after we generate product-related revenues relating to ACEON® and other approved products, if any, we may never achieve or sustain profitability. For example, we expect that our marketing and sales costs will significantly increase as we start to co-promote ACEON® in the United States in 2005, and we do not expect to obtain sufficient revenues from ACEON® alone to achieve or sustain profitability.

If Solvay Pharmaceuticals does not receive FDA marketing approval for the supplemental new drug application relating to ACEON®, or if we do not receive FDA marketing approval for the new drug application relating to Ranexa, the significant amounts of capital that we are spending to prepare for the commercialization of ACEON® or the potential commercialization of Ranexa would be lost.

We are spending significant amounts of capital to provide and/or enhance infrastructure and headcount in order to market and promote ACEON® under our co-promotion agreement with Solvay Pharmaceuticals. While ACEON® is currently approved by the FDA for the treatment of essential hypertension, there have been only minimal product sales to date in the United States. Solvay Pharmaceuticals has submitted to the FDA a supplemental new drug application for the product relating to outcomes data from the EUROPA study that, if approved, could expand the approved labeling for the product. If the FDA does not approve the supplemental new drug application for ACEON®, or if the FDA approves the application with restrictive product labeling, or if we are not successful in increasing the market acceptance of ACEON®, this would increase our cash requirements, increase the volatility of our stock price and result in additional operating losses. Our ACEON®-related operating expenditures include building and maintaining our sales and marketing infrastructure, and hiring, training, retaining and funding ongoing operations of a national cardiovascular specialty sales force of approximately 150 to 200 personnel.

In addition to our investments in connection with the ACEON® co-promotion arrangement, we have made and are continuing to invest significant amounts of capital in connection with the potential launch of Ranexa. In April 2005, we announced positive data from the ERICA study of Ranexa that could support the potential approval of Ranexa for the treatment of chronic angina in a restricted patient population. We expect the level of our operating expenses to increase substantially in connection with the potential market launch of Ranexa in a restricted patient population in the first half of 2006. Our previous and ongoing investments in preparation for the potential launch of Ranexa could be lost if we do not receive marketing approval for Ranexa in the United States. In addition, if FDA approval of Ranexa is delayed, we will incur additional commercialization expenses at a later date to prepare for a delayed launch of Ranexa, if any. Our Ranexa commercialization efforts include further building our sales and marketing infrastructure, increasing our marketing communications efforts, building product inventory and planning for additional hiring. We spent approximately $63.6 million on marketing activities from January 1, 2002 through March 31, 2005, which primarily related to Ranexa and ACEON®.

The loss of these investments would harm our business, increase our cash requirements and result in additional operating losses and a substantial decline in our stock price.

If we are unable to secure additional financing, we may be unable to complete our research and development activities or successfully commercialize any of our products.

We may require substantial additional funding in order to complete our research and development activities and commercialize any of our products, including ACEON® and Ranexa. In the past, we have financed our operations primarily through the sale of equity and debt securities. We have generated no product revenue and do not expect to generate sufficient product-related revenues through our United States co-promotion of ACEON® alone to achieve or sustain profitability. We currently estimate that our total net loss for the first half of 2005 will be approximately $100.0 million to $110.0 million. For at least the next 12 months, we expect to be able to fund our current operations from cash, cash equivalents and marketable securities, which totaled $389.9 million as of March 31, 2005. However, we may require or seek additional funding prior to that time.

Our need for additional funding will depend on many factors, including, without limitation:

•	the amount of revenue, if any, that we are able to obtain from any approved products, and the time and costs required to achieve those revenues;

•	the timing, scope and results of preclinical studies and clinical trials;

•	the size and complexity of our programs;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs of launching our products;

•	the costs of commercializing our products, including marketing, promotional and sales costs;

•	the costs of manufacturing or obtaining preclinical, clinical and commercial materials;

•	our ability to establish and maintain strategic collaborative partnerships, such as our arrangement with Solvay Pharmaceuticals and our arrangement with Fujisawa Healthcare, Inc.;

•	competing technological and market developments;

•	the costs involved in filing, prosecuting and enforcing patent claims; and

•	scientific progress in our research and development programs.

Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may, among other things:

•	have to delay, scale back or eliminate some or all of our research and/or development programs;

•	have to delay, scale back or eliminate some or all of our commercialization activities;

•	lose rights under existing licenses;

•	have to relinquish more of, or all of, our rights to product candidates on less favorable terms than we would otherwise seek; and

•	be unable to operate as a going concern.

If additional funds are raised by issuing equity or convertible debt securities, our existing stockholders will experience dilution. There may be additional factors that could affect our need for additional financing. Many of these factors are not within our control.

Our operating results are subject to fluctuations that may cause our stock price to decline.

As we transition from a research and development-focused company to a company with commercial operations and product related revenues, we expect that our operating results will fluctuate in the future. Our revenues will be unpredictable and may fluctuate due to many factors, many of which we cannot control. For example, factors affecting our revenues presently or in the future could include:

•	timing and success of product launches by us and our collaborative partners;

•	level of demand for our products, including physician prescribing habits;

•	wholesaler buying patterns;

•	reimbursement rates or policies;

•	government regulations;

•	increased competition from new or existing products, including lower-priced generic products;

•	changes in our contract manufacturing activity, including the availability or lack of commercial supplies of products and samples for promotion and distribution;

•	timing of non-recurring license fees and the achievement of milestones under new and existing license and collaborative agreements; and

•	our product marketing, selling and pricing strategies and programs.

With respect to our co-promotion arrangement relating to ACEON®, in addition to the foregoing factors that may affect product-related revenues under the arrangement, there are provisions in our agreement that could have that effect. For example, the amount of product-related revenues we receive under the agreement will be modified if the FDA approves a generic to perindopril in the United States, or if we do not meet our minimum marketing and promotional commitments under the agreement. In addition, the product-related revenues we receive will be affected by the pricing of the product, which is controlled by Solvay Pharmaceuticals, subject to specified limitations in the agreement.

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

We have experienced rapid growth and expect to continue to expand our operations over time. As we perform under the co-promotion arrangement relating to ACEON®, continue to test Ranexa in clinical trials and prepare for the potential commercialization of this product candidate, if approved, continue to conduct clinical trials for our other product candidates and continue our drug discovery efforts, we have added personnel in many areas, including operations, sales, marketing, regulatory, clinical, finance, information systems and other general and administrative functions. Our growth can be measured by our increasing headcount and total operating expenses. As of January 31, 2003, 2004 and 2005, we employed 205, 261 and 265 individuals, respectively, on a full-time basis. In addition, for the fiscal years ended December 31, 2002, 2003 and 2004, our total operating expenses were $118.2 million, $121.3 million and $167.5 million, respectively. In connection with the co-promotion of ACEON® and the potential launch of Ranexa in a restricted angina patient population, we expect additional significant growth in our personnel, training and facility-related expenses, including the hiring and training of a national cardiovascular specialty sales force of approximately 150 to 200 personnel. We may not manage this growth effectively, which would harm our business and cause us to incur higher operating costs. If rapid growth continues, it may strain our operational, managerial and financial resources.

The commercialization of our products is substantially dependent on our ability to develop effective sales and marketing capabilities.

Our successful commercialization of ACEON® and, if approved, Ranexa will depend on our ability to establish an effective sales and marketing organization. We have begun the process of hiring additional marketing personnel and our first national cardiovascular specialty sales force to promote ACEON®. Recruiting, hiring, training, deploying and retaining a national sales force and additional sales and marketing personnel, however, is very expensive, complex and time-consuming, and could delay our ability to co-promote ACEON®, or our ability to launch Ranexa, if approved, or any other approved product. We do not know whether we will be able to develop these capacities in a timely fashion, if at all. If we are unable to develop effective marketing and sales capabilities, we will not gain market acceptance for our approved products.

The successful commercialization of our products is substantially dependent on the successful and timely performance of our strategic collaborative partners and other vendors, over whom we have little control.

Our key collaborative partnerships, collaborations and licenses include the following:

•	University of Florida Research Foundation—a 1994 license agreement under which we received patent rights to develop and commercialize new potential drugs known as A1-adenosine receptor antagonists and agonists;

•	Syntex (U.S.A.) Inc. (now Roche Palo Alto LLC)—a 1996 license agreement under which we received rights to develop and commercialize ranolazine for the treatment of angina and other cardiovascular indications;

•	Biogen Inc. (now Biogen Idec Inc.)—1997 collaboration and license agreements under which we granted Biogen worldwide rights to develop and commercialize new potential drugs in their AdentriTM program based on certain A1-adensoine receptor antagonist patents and technologies, including our rights under the University of Florida Research Foundation license relating to A1-adenosine receptor antagonists;

•	Fujisawa Healthcare Inc. (now Astellas US LLC)—a 2000 collaboration and license agreement to develop and commercialize second generation pharmacologic cardiac stress agents, including regadenoson; and

•	Solvay Pharmaceuticals, Inc.—a 2004 co-promotion agreement under which we agreed to co-promote ACEON® in the United States with Solvay Pharmaceuticals.

The successful commercialization of our ACEON®, regadenoson and Adentri™ programs will depend significantly on the efforts of our collaborative partners for each of these programs. For instance, under our co-promotion agreement for ACEON® in the United States, Solvay Pharmaceuticals is responsible for the manufacture, distribution, development and regulatory approval of ACEON®, including any potential label expansion. Solvay Pharmaceuticals is also responsible for promoting ACEON® to primary care physicians in the United States, and is responsible for supplying product samples to support all promotional efforts. Under our agreement with Astellas, Astellas is responsible for the commercial manufacture and distribution, marketing and sales of regadenoson in North America. Under our agreements with Biogen, Biogen is responsible for worldwide development, approval, marketing and sales of any product that results from the Adentri™ program.

We cannot control the amount and timing of resources that any of our strategic partners devote to these programs. Conflicting priorities may cause any of our strategic partners to deemphasize our programs or to pursue competing technologies or product candidates. In addition, these arrangements are each complex, and disputes may arise between the parties, which could lead to delays in the development or commercialization of the products involved. If Solvay Pharmaceuticals fails to perform its obligations under the co-promotion agreement with us relating to ACEON®, we would receive less or even no product-related revenues under the arrangement. If Astellas fails to successfully manufacture, market and sell regadenoson in North America, if approved, we would receive less or even no product-related revenues under the arrangement. To the extent that we enter into additional co-promotion or other commercialization arrangements in the future, our revenues will depend upon the efforts of third parties over which we will have little control.

Our successful commercialization of ACEON® and Ranexa, if approved, will also depend on the performance of numerous third-party vendors over which we have little control. For example, we will rely on third-party vendors to manufacture and distribute Ranexa, if approved, and to administer any physician sampling programs relating to ACEON® or Ranexa, if approved. As a result, our level of success in commercializing ACEON® and Ranexa, if approved, will depend significantly on the efforts of these third parties, as well as our strategic partners.

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

If the supplemental new drug application and expanded product labeling for ACEON® is approved by the FDA, or if Ranexa or any of our other product candidates is approved by the FDA or foreign regulatory authorities, but such product(s) fail to achieve market acceptance, our product sales and our ability to become profitable in the future will be adversely affected. Many factors may affect the rate and level of market acceptance of ACEON® in the United States, or of Ranexa or any of our other product candidates, if approved, including:

•	our ability to provide acceptable evidence of the product’s safety, efficacy, cost-effectiveness and convenience compared to that of competing products or therapies;

•	product labeling claims approved by regulatory authorities;

•	the perception of physicians and other members of the healthcare community of the product’s safety, efficacy, cost-effectiveness and convenience compared to that of competing products or therapies;

•	patient and physician satisfaction with the product;

•	the effectiveness of our sales and marketing efforts and those of our strategic corporate partners, including Solvay Pharmaceuticals and Fujisawa;

•	the size of the market for the product;

•	any publicity concerning the product or similar products;

•	the introduction, availability and acceptance of competing treatments, including lower-priced generic products;

•	the availability and level of third-party reimbursement for the product;

•	the success of ongoing development work relating to the products, including in the case of Ranexa, which is in clinical studies;

•	new data or adverse event information relating to the product or any similar products and any resulting regulatory scrutiny;

•	our ability to satisfy post-marketing safety surveillance responsibilities and safety reporting requirements;

•	whether or not regulatory authorities impose risk management programs on the product, which can vary widely in scope, complexity, and impact on market acceptance of a product, and can include education and outreach programs, controls on the prescribing, dispensing or use of the product, and/or restricted access systems;

•	the continued availability of third parties to manufacture and distribute the product and product samples on acceptable terms, and the continued ability to manufacture commercial-scale quantities of the product successfully and on a timely basis;

•	the outcome of patent or product liability litigation, if any, related to the product;

•	regulatory developments relating to the development, manufacture, commercialization or use of the product; and

•	changes in the regulatory environment.

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

In addition, regulatory authorities approve product labeling with reference to the preclinical and clinical data that form the basis of the product approval, and as a result the scope of approved labeling is generally impacted by the available data. For example, if Ranexa receives an initial marketing approval in the United States based on the trials conducted to date as well as data from the ERICA trial, we would expect that the approved product labeling would be for a restricted patient population, which would be only a portion of the overall angina patient population. The special protocol assessment, or SPA, that we agreed on with the FDA for the ERICA trial does not contain a draft label for Ranexa or otherwise contain any other agreements relating to potential product labeling. As a result, we are uncertain regarding what approved product labeling we could obtain in the event of FDA approval of ranolazine. The approved product label, if any, for Ranexa could be either very restrictive or less restrictive or anywhere in between, and as a result will impact the size of the potential market for Ranexa. In addition, the SPA agreement relating to the ERICA study does not define what is meant by a restricted patient population, and this would need to be agreed upon with the FDA. Various possible profiles of resistant patients suggest a restricted patient population of anywhere from approximately 10% to 25% percent of angina patients in the United States. However these estimates are not a market forecast, and significant uncertainty remains regarding Ranexa’s potential product labeling and its impact on potential market acceptance. In addition, any approval of Ranexa for broader use with angina patients will require successful completion of our MERLIN-TIMI 36 clinical trial and a separate successful clinical evaluation of higher doses of Ranexa.

Our ability to compete successfully in our market will also directly affect the market acceptance of our products. The pharmaceutical and biopharmaceutical industries, and the market for cardiovascular drugs in particular, are intensely competitive. For example, ACEON® is one of eleven ACE inhibitors available in the United States. ACEON® and any of our other products that receive regulatory approval will compete with well-established, proprietary and generic cardiovascular therapies that have generated substantial sales over a number of years and are widely used by health care practitioners. We plan to deploy a national cardiovascular specialty sales force of approximately 150 to 200 personnel. We do not know if this sales force will be sufficient in size or scope to compete successfully in the marketplace. Among other factors, we may not be able to gain sufficient access to healthcare practitioners, which would have a negative effect on our ability to promote our products and gain market acceptance.

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

If we or others identify previously unknown side effects for any of our approved products, including ACEON® or any similar products, or if any already known side effect becomes a more serious concern than was previously thought on the basis of new data or other developments, or if manufacturing problems occur:

•	sales of the product may decrease significantly;

•	regulatory approval may be withdrawn;

•	we may decide to withdraw the product from the market;

•	reformulation of the product, additional preclinical or clinical studies, changes in labeling of the product or changes to or re-approvals of our or other party’s manufacturing facilities may be required;

•	our reputation in the marketplace may suffer; and

•	lawsuits, including class action suits, may be brought against us.

Any of the above occurrences could harm or prevent sales of ACEON® or any other of our approved products or could increase the costs and expenses of commercializing it. For example, if we or others observe that Ranexa, if approved, is associated with fatal arrhythmias, then Ranexa could be withdrawn from the market, even though there have been no cases of fatal arrhythmias reported to date in the studies of Ranexa.

If we are unable to compete successfully in our market, it will harm our business.

There are many existing drug therapies approved for the treatment of the diseases targeted by our products, and we are also aware of companies that are developing new potential drug products that will compete in the same markets as our products. For example, in the United States, there are presently 10 generic and/or branded ACE inhibitors that compete with ACEON®. In addition, there are over 50 companies currently marketing generic and/or branded anti-anginal drugs (beta-blockers, calcium channel blockers and nitrates) in the United States, and additional potential therapies may be under development that could compete with Ranexa. In the United States there are over 10 companies currently marketing generic and/or branded pharmacologic stress agents, and at least two potential A2A-adenosine receptor agonist compounds that could compete with regadenoson are under development. In addition, over 10 companies are currently marketing generic and/or branded drugs in the United States for the treatment of acute atrial arrhythmias, and at least one A1-adenosine receptor agonist compound that could compete with tecadenoson may be under development. There may also be potentially competitive products of which we are not aware. Many of these potential competitors may have substantially greater product development capabilities and financial, scientific, marketing and sales resources. Other companies may succeed in developing products earlier or obtaining approvals from regulatory authorities more rapidly than either we or our corporate partners are able to achieve. Potential competitors may also develop products that are safer, more effective or have other potential advantages compared to those under development or proposed to be developed by us and our strategic corporate partners. In addition, research and development by others could render our technology or our products obsolete or non-competitive.

Failure to obtain adequate reimbursement from government health administration authorities, private health insurers and other organizations could materially adversely affect our future business, market acceptance of our products, results of operations and financial condition.

Our ability and the ability of our collaborative partners to market and sell our products will depend significantly on the extent to which reimbursement for the cost of our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third party payers and governmental health administration authorities are increasingly attempting to limit and/or regulate the price of medical products and services, especially branded prescription drugs. For example, under the Medicare Prescription Drug Improvement and Modernization Act of 2003, Medicare benefits will be primarily provided through private entities that will attempt to negotiate price concessions from pharmaceutical manufacturers, which may increase pressure to lower prescription drug prices. The full impact of this new law on our business as it relates to ACEON® and to our product candidates that are not yet approved, including Ranexa, is not yet clear to us, and the impact will depend in part on specific decisions regarding the level of coverage provided for the therapeutic categories in which our products are included, the terms on which such coverage is provided, and the extent to which preference is given to selected products in a category. These changes in Medicare reimbursement could have a negative effect on the revenue, if any, that we derive from sales of any of our products. In addition, the increased emphasis on managed healthcare in the United States will put additional pressure on the pricing and usage of any of our products, which may adversely affect product sales and revenues.

Even if our products are deemed to be safe and effective by regulatory authorities, third party payers and governmental health administration authorities may direct patients to generic products or other lower-priced therapeutic alternatives, and there are an increasing number of such alternatives available. Some third-party payers establish a preference for selected products in a category and provide higher levels of coverage for preferred products. The current level of reimbursement for ACEON® is low, and we may not be able to increase reimbursement levels or product revenues. For example, this is done by establishing higher co-payments for non-preferred products. We cannot predict the ultimate availability or amount of reimbursement for ACEON® or our potential product candidates, including Ranexa, or how they will or would be positioned relative to competing products. Current reimbursement policies may change at any time. If reimbursement for ACEON® or our potential product candidates, including Ranexa, changes adversely, or if we fail to obtain reimbursement, health care providers may limit how much or under what circumstances they will prescribe or administer them. This could result in lower product sales and lower product revenues.

Significant uncertainty exists as to the reimbursement status of newly approved health care products. In addition, for sales of our products in Europe, we will be required to seek reimbursement approvals on a country-by-country basis. We cannot be certain that any products approved for marketing will be considered cost effective, that reimbursement will be available, or that allowed reimbursement will be adequate. In addition, payers’ reimbursement policies could adversely affect our or any strategic partners’ ability to sell our products on a profitable basis.

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

Government agencies issue regulations and guidelines directly applicable to us and to our products. In addition, professional societies, practice management groups, private health/science foundations, and organizations involved in various diseases from time to time publish guidelines or recommendations to the health care and patient communities. These various sorts of recommendations may relate to such matters as product usage, dosage, route of administration, and use of related or competing therapies. These organizations have in the past made recommendations about our products or products that compete with our products, such as the recommendations of the Joint National Congress relating to the treatment of hypertension. These sorts of recommendations or guidelines could result in decreased use of our products. In addition, the perception by the investment community or stockholders that any such recommendations or guidelines will result in decreased use of our products could adversely affect the market price of our common stock.

We may be required to defend lawsuits or pay damages in connection with the alleged or actual violation of healthcare statutes such as fraud and abuse laws, and our corporate compliance programs can never guarantee that we are in compliance with all relevant laws and regulations.

Our commercialization efforts in the United States are subject to various federal and state laws pertaining to pharmaceutical promotion and healthcare fraud and abuse, including the Food, Drug and Cosmetic Act, the Prescription Drug Marketing Act, and federal and state anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to offer or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify safe harbors or exemptions for arrangements that do not violate the anti-kickback statutes. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products, and those of our collaborative partners such as Solvay Pharmaceuticals and Astellas, will be subject to scrutiny under these laws and regulations. Violations may be punishable by significant criminal and/or civil fines and other penalties, as well as the possibility of exclusion of the approved product from coverage under governmental healthcare programs (including Medicare and Medicaid). If the government were to allege against or convict us or any of our employees of violating these laws, there could be a material adverse effect on our business, including our stock price. Similarly, in the case of Solvay Pharmaceuticals under our co-promotion arrangement with respect to ACEON®, or in the case of Astellas under our license and collaboration arrangement with respect to regadenoson, if either of these collaborative partners become subject to investigation or sanction, our ability to continue to commercialize the product and/or obtain revenues from its sale could be seriously impaired or stopped altogether.

Our activities and those of our corporate partners could be subject to challenge for many reasons, including the broad scope and complexity of these laws and regulations and the high degree of prosecutorial resources and attention being devoted to the sales practices of pharmaceutical companies by law enforcement authorities. During the last few years, numerous biopharmaceutical companies have paid multi-million dollar fines and entered into burdensome settlement agreements for alleged violation of these laws, and other companies are under active investigation. Although we are in the process of developing and implementing corporate compliance programs as part of our commercialization preparations relating to ACEON® and other potential products including Ranexa, if approved, we cannot assure you that we or our employees, directors or agents are or will be in compliance with all laws and regulations. If we fail to comply with any of these laws or regulations, various negative consequences could result, including the termination of clinical studies, the failure to gain regulatory approval of a product candidate, restrictions on our products or manufacturing processes, withdrawal of the approved product from the market, exclusion of the approved product from coverage under governmental healthcare programs (including Medicare and Medicaid), significant criminal and/or civil fines or other penalties, and costly litigation. In addition, our efforts to comply with these laws will be time-consuming and expensive.

Under our co-promotion arrangement relating to ACEON®, Solvay Pharmaceuticals can terminate the agreement due to our uncured material breach, which could include our failure to comply with applicable laws and regulations relating to our commercialization efforts for ACEON®.

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

For example, under our co-promotion agreement with Solvay Pharmaceuticals, Solvay Pharmaceuticals is responsible for the manufacture and distribution of ACEON®, and the manufacture of product samples, and in turn is dependent on third parties for the manufacture of the active pharmaceutical ingredient and the drug product. We also have entered into several agreements with third party manufacturers relating to Ranexa, including for commercial scale or scale-up of bulk active pharmaceutical ingredient, tableting, packaging and supply of a raw material component of the product. We currently rely on a single supplier at each step in the production cycle of Ranexa. In addition, under our agreement with Astellas relating to regadenoson, Astellas is responsible for the commercial manufacture and supply of regadenoson, if approved, and in turn is dependent on third parties for the manufacture of the active pharmaceutical ingredient and the drug product. The successful co-promotion of ACEON®, and the successful commercial launch of Ranexa and regadenoson, if approved, are each dependent on these arrangements, and could be affected by any delays or difficulties in performance on the part of Solvay Pharmaceuticals or Astellas or their respective third party manufacturers, in the case of ACEON® or regadenoson, or our third party manufacturers in the case of Ranexa. Examples of such delays or difficulties include the failure of any manufacturers to supply product on a timely basis or at all, to manufacture our product in compliance with product specifications or applicable quality or regulatory requirements, or to manufacture products or samples in volumes sufficient to meet market demand.

Furthermore, we and some of our third party manufacturers, laboratories and clinical testing sites must pass pre-approval inspections of facilities by the FDA and corresponding foreign regulatory authorities before obtaining marketing approvals, including in connection with the review of the supplemental new drug application relating to ACEON® and for any new drug application relating to our other product candidates such as Ranexa and regadenoson. Manufacturing facilities remain subject to periodic inspection by the FDA and other domestic and foreign regulatory authorities after product approval. For example, the FDA or other regulatory authorities may conduct validation inspections prior to the launch of an approved product. We cannot guarantee that any such inspections will not result in compliance issues that could prevent or delay marketing approval, or require us to expend money or other resources to correct. In addition, we or our third party manufacturers will be required to adhere to stringent federal regulations setting forth current good manufacturing practices for pharmaceuticals. These regulations require, among other things, that we manufacture our products and maintain our records in a carefully prescribed manner with respect to manufacturing, testing and quality control activities. In addition, drug product manufacturing facilities in California must be licensed by the State of California, and other states may have comparable requirements. We cannot assure you that we will be able to obtain such licenses.

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

Furthermore, even if our clinical trials are completed on schedule, the data and results may differ from those obtained in preclinical studies and earlier clinical trials. Clinical trials may not demonstrate sufficient safety or efficacy to obtain the necessary marketing approvals. For example, although our previous phase III trials of Ranexa had positive results, this does not ensure that our MERLIN TIMI-36 study of Ranexa will also achieve positive results, due to many factors including, but not limited to, differences in entry criteria, study design and study population and the inherent variability of clinical trial results.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. We may not be able to maintain our proposed schedules for the submission of any new drug application in the United States or any marketing approval application or other foreign applications for any of our products. If we submit any new drug application, including any amended new drug application or supplemental new drug application, to the FDA seeking marketing approval for any of our products, or new labeling for any approved products, including any expanded product labeling, the FDA must decide whether to either accept or reject the submission for filing. We cannot be certain that any of these submissions will be accepted for filing and reviewed by the FDA, or that our marketing approval application submissions to European regulatory authorities or any other marketing applications submitted to other foreign authorities will be accepted for filing and review by those authorities. We cannot be certain that we will be able to respond to any regulatory requests during the review period in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our products will receive a favorable recommendation from any FDA advisory committee or foreign regulatory bodies or be approved for marketing or expanded product labeling by the FDA or foreign regulatory authorities. In addition, delays in approvals or rejections of United States or foreign marketing applications including product labeling expansions such as for ACEON® may be based upon many factors, including regulatory requests for additional analyses, reports, clinical and/or preclinical data and/or studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and/or the emergence of new information regarding our products or other products. For example, with respect to the marketing approval application for ranolazine filed with the European Medicines Agency, foreign regulatory authorities could request additional preclinical and/or clinical data or analyses prior to any approval. If any such requests for additional data or analyses were not satisfied, this could result in rejection or withdrawal of the marketing approval application.

Data obtained from preclinical and clinical studies are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our products. For example, some drugs that prolong the QT interval, which is a measurement of specific electrical activity in the heart as captured on an electrocardiogram, carry an increased risk of serious cardiac rhythm disturbances that can cause fatal arrhythmias, while other drugs that prolong the QT interval do not carry an increased risk of fatal arrhythmias. Small but statistically significant mean increases in the QT interval were observed in clinical trials of Ranexa. QT interval measurements are not precise and there are different methods of calculating the corrected QTc interval, which is the QT interval as adjusted for heart rate. This uncertainty in the measurement and calculation of the QT and QTc intervals can contribute to different interpretations of these data. The clinical significance of the changes in QTc interval observed in clinical trials of Ranexa remains unclear, and other clinical and preclinical data do not suggest that Ranexa significantly pre-disposes patients to fatal arrhythmias. Regulatory authorities may interpret the Ranexa data differently, which could delay, limit or prevent regulatory approval of Ranexa. For example, in its October 2003 approvable letter relating to the new drug application for Ranexa, the FDA indicated that additional clinical information is needed prior to approval, in part because of the FDA’s safety concerns in light of the effect of Ranexa to prolong the QTc interval. European regulatory authorities may have similar or other concerns which would delay or prevent their approval of Ranexa.

Similarly, as a routine part of the evaluation of any potential drug, clinical studies are generally conducted to assess the potential for drug-drug interactions that could impact potential product safety. While we believe that the interactions between Ranexa and other drugs have been well characterized as part of our clinical development programs, the data are subject to regulatory interpretation and an unfavorable interpretation by regulatory authorities could delay, limit or prevent regulatory approval of Ranexa.

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

In addition to the Ranexa new drug application in the United States, we have filed a marketing approval application seeking marketing approval for ranolazine for the treatment of chronic angina with the European Medicines Agency. The approval process in Europe is different from the process in the United States. For example, preclinical and/or clinical trials that are accepted by the FDA in support of a new drug application may not be accepted by the European Medicines Agency. Similarly, preclinical and/or clinical trials that are accepted by the European Medicines Agency in support of a new drug application may not be accepted by the FDA. We expect that the results of the ERICA study, which has been conducted under a special protocol assessment agreement with the FDA, could impact the progress of our marketing approval application with the European Medicines Agency. In addition, approval of a product in one jurisdiction is no guarantee that any other regulatory authorities will also approve it. We intend to file applications for regulatory approval of our products in various foreign jurisdictions from time to time in the future. However, we have not received any regulatory approvals in any foreign jurisdiction for the commercial sale of any of our products.

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

In December 2002, we submitted a new drug application for Ranexa to the FDA for the potential treatment of chronic angina. In October 2003, we received an approvable letter from the FDA in which the FDA indicated that Ranexa is approvable, that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. In June 2004, we announced that we reached written agreement with the FDA on a protocol for a clinical trial of Ranexa which, if successful, could support the approval of Ranexa for the treatment of chronic angina in a restricted patient population, which we expect would be only a portion of the overall angina patient population. This clinical trial is known as the ERICA study. Our written agreement was reached under the FDA’s SPA process. In April 2005, we announced that Ranexa met the primary endpoint of reducing weekly angina frequency compared to placebo in the ERICA study. By the end of the third quarter of 2005, we expect to submit an amendment to the Ranexa NDA to the FDA under our SPA agreement for the ERICA study. The NDA amendment will include the ERICA study results, as well as additional information such as new safety data from our on-going open-label safety studies of Ranexa. We believe that the ERICA study results and planned NDA amendment could support approval of the product under the SPA in the first half of 2006 in the United States. However, the FDA retains significant discretion in interpreting the results of the study, the amended NDA and the terms of the SPA. The FDA may conduct additional inspections as part of its review of the amended NDA, including of clinical trial sites. Also, additional data analyses conducted by us or by the FDA may give rise to questions or concerns. As a result, the existence of the SPA for this study does not guarantee a positive review of the amended NDA or an approval for Ranexa. Moreover, if new scientific concerns regarding product safety or efficacy arise, or if the FDA ultimately determines that any new data are insufficient for approval, we expect that any potential approval of Ranexa in the United States would be substantially delayed or could be prevented altogether.

In July 2004, we announced that we reached written agreement with the FDA on a protocol for an additional clinical trial of Ranexa, which could support potential approval of Ranexa as first-line therapy for patients suffering from chronic angina, and could also result in approval for treatment and long-term prevention of acute coronary syndromes. This agreement was also reached under the FDA’s SPA process. This clinical study is known as the MERLIN TIMI-36 study, and will enroll approximately 5,500 patients, although the study’s duration is based on achieving a specified number of events. An independent data safety monitoring board overseeing the study may end the study early with no notice due to results observed by the board during one of its periodic safety assessments of the study or in the blinded interim efficacy analysis of the study. Based on historical clinical trial information from the TIMI Study Group, which is conducting the study, we believe that preliminary data from the study could be available by the end of 2006. As part of the SPA agreement with the FDA relating to this study, in order to obtain potential approval as first-line therapy for angina patients, we must also perform a separate successful clinical evaluation of higher doses of Ranexa.

If we are unable to satisfy governmental regulations relating to the development and commercialization of our drug candidates, we may be subject to significant FDA sanctions.

The research, testing, manufacturing and marketing of drug products are subject to extensive regulation by numerous regulatory authorities in the United States, including the FDA, and in other countries. Failure to comply with FDA or other applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions. These include, without limitation:

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

We may not be able to retain current or attract new corporate and academic collaborators, licensors, licensees and others. Our business strategy requires us to enter into various arrangements with these parties, and we are dependent upon the success of these parties in performing their obligations. If we fail to enter into and maintain these arrangements, the development and/or commercialization of our products would be delayed. We may be unable to proceed with the development, manufacture or sale of products or we might have to fund development of a particular product candidate internally. If we have to fund the development and commercialization of substantially all of our products internally, our future capital requirements will increase substantially.

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

Product/Product Candidate	United States Primary Compound Patent Expiration
Ranexa	2003	*
Regadenoson	2019
ACEON®	2009	†

*	Because ranolazine is a new chemical entity, under applicable United States laws we expect exclusivity for five years from the date of the first FDA approval of Ranexa for the ranolazine compound. In addition, the United States compound patent relating to Ranexa expired in 2003, but we have received several one-year interim patent term extensions under the Hatch-Waxman Act, which we intend to continue to renew annually. If the new drug application for Ranexa is approved in the United States, we plan to reapply on a permanent basis for patent term extension. At such time we expect to be able to receive an extension under the Hatch-Waxman Act, which we anticipate would extend the patent protection to 2008 for ranolazine for the use approved by the FDA. Also, we have received issued patents from the United States Patent and Trademark Office claiming various sustained release formulations of ranolazine and methods of using sustained release formulations of ranolazine, including the formulation tested in our Phase III trials for Ranexa, for the treatment of chronic angina. These patents expire in 2019. After the end of the periods of exclusivity and Hatch-Waxman patent term extension described above, we will be reliant on issued patents claiming uses and formulations of Ranexa, and it is possible that one or more competitors could develop competing products that do not infringe these patent claims, or could succeed in invalidating these issued patent claims.
†	Perindopril and its use in the treatment of hypertension are covered by an issued patent that covers the compound and expires in November 2009.

In addition to these issued patents, we seek to file patent applications pending relating to each of our potential products. Although patent applications filed in the United States are now published 18 months after their filing date, as provided by federal legislation enacted in 1999, this statutory change applies only to applications filed on or after November 2000. Applications filed in the United States prior to this date are maintained in secrecy until a patent issues. As a result, we can never be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. There may be third party patents, patent applications, trademarks and other intellectual property relevant to our compounds, products, services, development efforts and technology which are not known to us and that block or compete with our compounds, products, services, development efforts or technology. For example, competitors may have filed applications for, or may have received or in the future may receive, patents, trademarks and/or other proprietary rights relating to compounds, products, services, development efforts or technology that block or compete with ours.

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

Our ability to attract and retain key employees in a competitive recruiting environment is dependent on our ability to offer competitive compensation packages, which typically include equity compensation such as stock option grants. Current and proposed changes in laws, regulations, corporate governance standards, listing requirements and accounting treatments regarding stock options and other common compensation features, such as loans, may limit or impair our ability to attract and retain key personnel. In addition, at our annual meeting of stockholders to be held in May 2005, we have asked our stockholders to approve a change to our primary equity incentive compensation plan to provide for additional shares to be reserved and available for grant under the plan, in order to be able to continue to attract and retain key employees. As explained in greater detail in our proxy statement, if this proposal is not approved by the stockholders, only a small number of shares of our common stock will remain available for grant under this plan, which could compromise our ability to attain key near-term company goals such as the commercialization of our first product under our co-promotion arrangement with Solvay Pharmaceuticals and the further development of potential products in our pipeline, including Ranexa.

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

In addition, certain of our officers and directors have been named as defendants in a derivative lawsuit filed in August 2003 in California Superior Court, Santa Clara County, captioned Kangos v. Lange, et al., which names CV Therapeutics as a nominal defendant. The plaintiff in this action is one of our stockholders who seeks to bring derivative claims on behalf of CV Therapeutics against the defendants. The lawsuit alleges breaches of fiduciary duty and related claims based on purportedly misleading statements concerning our new drug application for Ranexa. At the appropriate time, we expect to file a motion to dismiss this lawsuit due to the plaintiff’s unexcused failure to make a demand on us before filing the action.

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

We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our workforce. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which will require us, starting January 1, 2006, to measure compensation costs for all stock-based compensation (including stock options and our employee stock purchase plan) at fair value and to recognize these costs as expenses in our statements of operations. The recognition of these expenses in our statements of operations will result in lower earnings per share, which could negatively impact our future stock price. In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement first applied to our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, and thereafter applies to each annual filing on Form 10-K. How companies implement, maintain and enhance these requirements including internal control reforms, if any, to comply with Section 404, and how independent auditors apply these requirements and test companies’ internal controls, will continue to be subject to uncertainty and will evolve over time. We have diligently and vigorously reviewed, and will continue to review in the future, our internal controls over financial reporting in order to ensure current and future compliance with the new Section 404 requirements. However, our management may determine that our internal controls over financial reporting are not effective. In addition, if our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding.

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

Other announcements and events that can impact the market price of our common stock include, without limitation:

•	results of our clinical trials and preclinical studies, or those of our corporate partners or our competitors;

•	regulatory actions with respect to our products or our competitors’ products;

•	achievement of research or development milestones, such as completion of enrollment of a clinical trial or making a regulatory filing;

•	our operating results;

•	our product sales and product revenues;

•	adverse developments regarding the safety and efficacy of our products, our product candidates, or third-party products that are similar to our products or product candidates;

•	developments in our relationships with corporate partners;

•	developments affecting our corporate partners;

•	government regulations, reimbursement changes and governmental investigations or audits related to us or to our products;

•	changes in regulatory policy or interpretation;

•	developments related to our patents or other proprietary rights or those of our competitors;

•	changes in the ratings of our securities by securities analysts;

•	operating results or other developments that do not meet the expectations of public market analysts and investors;

•	purchases or sales of our securities by investors who seek to exploit the volatility of our common stock price;

•	market conditions for biopharmaceutical or biotechnology stocks in general; and

•	general economic and market conditions.

In addition, if we fail to reach an important research, development or commercialization milestone or result by a publicly expected deadline, even if by only a small margin, there could be a significant impact on the market price of our common stock. For example, in October 2003, we announced that the FDA required additional clinical data before approving Ranexa for commercialization. The price of our common stock decreased significantly after this announcement. For example, as we approach the announcement of important clinical data, such as the results from our two regadenoson phase III studies, and as we announce such results, we expect the price of our common stock to be particularly volatile, and negative results would have a substantial negative impact on the price of our common stock.

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

As of March 31, 2005, we had approximately $329.6 million in long-term convertible debt and aggregate annual debt service obligations on this debt of approximately $9.9 million. We may add additional lease lines to finance capital expenditures and/or may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and strive to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and marketable securities as “fixed-rate” if the rate of return on such instruments remains fixed over their term. These “fixed-rate” investments include U.S. government securities, commercial paper, asset backed securities, corporate bonds, and foreign bonds. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates. We classify our cash equivalents and marketable securities as “variable-rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. As of March 31, 2005, there have been no material changes in these market risks since December 31, 2004.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and utilized, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit filed in August 2003 in the U.S. District Court for the Northern District of California captioned Crossen v. CV Therapeutics, Inc., et al. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations were filed against the defendants. In November 2003, the court appointed a lead plaintiff, and in December 2003, the court consolidated all of the securities class actions filed to date into a single action captioned In re CV Therapeutics, Inc. Securities Litigation. In January 2004, the lead plaintiff filed a consolidated complaint. We and the other named defendants filed motions to dismiss the consolidated complaint in March 2004. In August 2004, these motions were granted in part and denied in part. The court granted the motions to dismiss by two individual defendants, dismissing both individuals from the action with prejudice, but denied the motions to dismiss by us and the two other individual defendants. After the motions to dismiss were decided, this action entered the discovery phase, and discovery in the action is ongoing.

In addition, certain of our officers and directors have been named as defendants in a derivative lawsuit filed in August 2003 in California Superior Court, Santa Clara County, captioned Kangos v. Lange, et al., which names CV Therapeutics as a nominal defendant. The plaintiff in this action is one of our stockholders who seeks to bring derivative claims on behalf of the Company against the defendants. The lawsuit alleges breaches of fiduciary duty and related claims based on purportedly misleading statements concerning our New Drug Application for Ranexa. At the appropriate time, we expect to file a motion to dismiss this lawsuit due to the plaintiff’s unexcused failure to make a demand on us before filing this action.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. Furthermore, we may have to incur substantial expenses in connection with these lawsuits. In the event of an adverse outcome, our business could be harmed.

Item 5. Other Information

In March 2005, we announced that in accordance with Nasdaq marketplace rule 4350, we granted 20 new non-executive employees inducement stock options covering an aggregate of 125,250 shares of common stock under our 2004 Employment Commencement Incentive Plan. These inducement stock options are classified as non-qualified stock options with an exercise price equal to the fair market value on the grant date. The options have a ten-year term and vest over four years as follows: 20% of these options will vest on the date one year from the optionee’s hire date, 20% of the options will vest in monthly increments during each of the second and third years, and 40% of the options will vest in monthly increments during the fourth year (in all cases subject to the terms and conditions of CV Therapeutics 2004 Employment Commencement Incentive Plan).

Section 10A(i)(2) of the Securities Exchange Act of 1934, as added in Section 202 of the Sarbanes-Oxley Act of 2002, requires us to disclose the approval by our Audit Committee of any non-audit services to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or review of the financial statements of a company. In February 2005, our Audit Committee approved the engagement of Ernst & Young LLP for non-audit services relating to the performance of certain tax-related services, compensation accounting consulting, and to an on-line subscription service offered by Ernst & Young LLP.

In April 2005, our Board of Directors (the “Board”) adopted an amended and restated Non-Employee Directors’ Stock Option Plan (the “Board Plan”) under which (a) if an optionee’s service as a non-employee director on the Board terminates for any reason or no reason (except in the case of a termination of service due to the optionee’s death), the option shall terminate on the earlier of the expiration date of the option or the date six (6) months following the date of such termination of service as a non-employee director on the Board or, in the case of a non-employee director whose termination of service as a non-employee director on the Board is followed without interruption by his or her continuous service as an employee, consultant or director of CV Therapeutics or an affiliate (as defined in the Board Plan) of CV Therapeutics, such longer period following his or her date of termination of service as a non-employee director on the Board as the Board may provide at the time the option is granted or subsequently, and (b) in all circumstances an option may be exercised following termination of the optionee’s service as a non-employee director only as to that number of shares as to which it was exercisable on the date of termination of such service as a non-employee director and, where an optionee provides continuous service as an employee of or consultant to the CV Therapeutics or an affiliate of CV Therapeutics following termination of service as a non-employee director, shall be exercisable as to that number of shares as to which it becomes exercisable in light of continued vesting as allowed under the Board Plan in light of such continuous service as an employee of or consultant to CV Therapeutics or an affiliate of CV Therapeutics following termination of service as a non-employee director.

In April 2005, Costa G. Sevastopoulos joined the board of directors of our subsidiary, CV Therapeutics Europe Limited. In connection with Dr. Sevastopoulos’ service on the board of directors of CV Therapeutics Europe Limited, the Board approved the grant to Dr. Sevastopoulos of a stock option under the Company’s 2000 Equity Incentive Plan for 5,000 shares of our common stock, with an exercise price equal to $20.36 (the fair market value (as defined in the 2000 Equity Incentive Plan) of our common stock on the date of grant). The option will vest in twelve (12) equal monthly installments following the date of grant.

In April 2005, also in connection with Dr. Sevastopoulos’ service on the board of directors of CV Therapeutics Europe Limited, the Board amended the following three stock options that had been granted to Dr. Sevastopoulos under the Board Plan: an option grant dated May 16, 2000 for 7,500 shares of our common stock with an exercise price of $37.125 per share; an option grant dated May 29, 2001 for 7,500 shares of our common stock with an exercise price of $49.00 per share; and an option grant dated May 22, 2003 for 7,500 shares of our common stock with an exercise price of $23.94 per share (collectively, the “Options”). The Options were amended to provide for continued exercisability of the Options for so long as Dr. Sevastopoulos continues to provide continuous and uninterrupted service as an employee, consultant or director of CV Therapeutics or an affiliate (as such term is defined in the Board Plan) of CV Therapeutics, even if his service as a non-employee director on the Board has ended. The amendment of the Options further provided that all the Options shall terminate on the earlier of the expiration date of such Options or the date that is six (6) months following the date of termination of his continuous service as an employee, consultant or director of CV Therapeutics or an affiliate of CV Therapeutics. All other terms of the Options remained unchanged.

Item 6. Exhibits

Exhibit Number
10.1	Non-Employee Directors’ Stock Option Plan, as amended.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CV THERAPEUTICS, INC.

Date: May 10, 2005	By:	/s/ LOUIS G. LANGE, M.D., PH.D.
Louis G. Lange, M.D., Ph.D. Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2005	By:	/s/ DANIEL K. SPIEGELMAN
Daniel K. Spiegelman Chief Financial Officer (Principal Financial and Accounting Officer)