Form 10-Q
period 2005-06-30
CV THERAPEUTICS INC
filed 2005-08-08
CIK 921506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 1, 2005 was 44,524,803.

CV THERAPEUTICS, INC.

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2004	June 30, 2005
	(A)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,759	$12,184
Marketable securities	383,744	336,898
Restricted cash	6,125	6,108
Other current assets	17,275	17,371

Total current assets	427,903	372,561
Notes receivable from related parties	435	415
Property and equipment, net	15,284	17,099
Restricted cash	6,797	3,933
Other assets	11,811	10,877

Total assets	$462,230	$404,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,745	$2,362
Accrued and other current liabilities	38,664	51,461
Current portion of deferred revenue	1,029	1,029

Total current liabilities	46,438	54,852
Convertible subordinated notes	329,645	329,645
Deferred revenue	543	28
Other liabilities	6,202	9,470

Total liabilities	382,828	393,995
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized, 34,634,727 and 36,113,035 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	666,119	705,183
Accumulated deficit	(584,559)	(682,581)
Deferred stock-based compensation	—	(9,566)
Accumulated other comprehensive loss	(2,158)	(2,146)

Total stockholders’ equity	79,402	10,890

Total liabilities and stockholders’ equity	$462,230	$404,885

(A)	Derived from the audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2004

See accompanying notes

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Revenues:
Collaborative research	$4,264	$5,747	$7,203	$11,377
Operating expenses:
Research and development	25,629	31,577	47,959	66,705
Sales and marketing	5,544	17,898	10,537	26,459
General and administrative	5,743	7,251	11,147	15,046

Total operating expenses	36,916	56,726	69,643	108,210

Loss from operations	(32,652)	(50,979)	(62,440)	(96,833)
Interest and other income, net	1,695	2,290	3,476	4,579
Interest expense	(4,560)	(2,872)	(7,838)	(5,695)
Other expense	(1,710)	(40)	(1,749)	(73)

Net loss	$(37,227)	$(51,601)	$(68,551)	$(98,022)

Basic and diluted net loss per share	$(1.18)	$(1.43)	$(2.22)	$(2.74)

Shares used in computing basic and diluted net loss per share	31,513	36,103	30,829	35,802

See accompanying notes

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(68,551)	$(98,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on the sale of investments	203	298
Write-off of unamortized issuance costs on notes repurchased	1,615	—
Forgiveness of related party notes and interest	32	17
Stock-based compensation expense	1,080	2,696
Depreciation and amortization	7,597	5,858
Change in assets and liabilities:
Other current assets	(1,570)	(93)
Restricted cash	(10,949)	2,881
Other assets	81	39
Accounts payable	(192)	(4,383)
Accrued and other liabilities	2,540	16,090
Deferred revenue	(514)	(515)

Net cash used in operating activities	(68,628)	(75,134)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(169,644)	(94,590)
Sales of investments	11,725	112,631
Maturities of investments	163,058	25,575
Capital expenditures	(1,545)	(3,989)
Notes receivable from related parties	250	—

Net cash provided by investing activities	3,844	39,627
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(211)	—
Repurchase of convertible subordinated notes	(116,605)	—
Borrowings under senior subordinated convertible notes, net of issuance costs	145,231	—
Net proceeds from issuance of common stock	35,844	26,932

Net cash provided by financing activities	64,259	26,932

Net decrease in cash and cash equivalents	(525)	(8,575)
Cash and cash equivalents at beginning of period	15,840	20,759

Cash and cash equivalents at end of period	$15,315	$12,184

See accompanying notes

CV THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of CV Therapeutics, Inc. have been prepared in accordance with U.S. generally accepted accounting principles, are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for, the interim periods presented. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2005 or of future operating results for any interim period. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2004, which includes our audited consolidated financial statements and the notes thereto.

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

Comprehensive Loss

At each balance sheet date, our accumulated other comprehensive loss consists solely of unrealized gains and losses on available-for-sale investment securities. Comprehensive loss was $40.4 million and $50.4 million for the quarters ended June 30, 2004 and June 30, 2005, respectively, and $71.0 million and $98.0 million for the six months ended June 30, 2004 and June 30, 2005, respectively.

Revenue Recognition

Revenue under our collaborative research arrangements is recognized based on the performance requirements of each contract. Amounts received under such arrangements consist of up-front license payments, periodic milestone payments and reimbursement for research activities. Up-front or milestone payments, which are subject to future performance requirements, are recorded as deferred revenue and are recognized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate period based on research progress attained and certain events, such as changes in the regulatory and competitive environment. Revenues related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed.

Revenue under our ACEON® co-promotion agreement is recognized based on net product sales recorded by Solvay Pharmaceuticals, our co-promotion partner, for each reporting period. We have not recognized any co-promotion revenue to date.

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

We have purchased quantities of our drug products, in development, that are expected to be available in the future to support commercial launch of these potential products. Until necessary regulatory approval has been received, we will charge all such amounts to research and development expense.

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

During 2005, we issued restricted stock units (RSUs) to our employees, including executives, and to certain consultants. In accordance with APB No. 25, we valued the RSUs at the closing market price of our common stock on the trading day prior to the date of award and we are recognizing the associated stock compensation expense, using the straight-line method, over the period the services are performed, which will generally be 48 months. The RSUs generally provide for immediate acceleration of vesting in the event that we achieve a certain annualized product revenue threshold over four consecutive quarters. Deferred stock-based compensation on our consolidated balance sheet represents the value of RSUs granted to employees as of the grant date remaining to be amortized as the services are performed.

We also issued stock appreciation rights (SARs) to certain executives in the first quarter of 2005. The SARs are valued in accordance with APB No. 25 and Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25.” Compensation is measured at the end of each period as the amount by which the volume weighted average market price of the shares covered by the SAR exceeds the SAR base value (the predetermined strike price of the instrument of $26.45), and compensation expense, if any, is accrued using the accelerated attribution method over the period the related services are performed. Changes in the SAR value are reflected as an adjustment of compensation expense in the periods in which the changes occur until the date the final number of shares to be issued for settlement is known. No expense associated with the SARs was recorded for the three or six month periods ended June 30, 2005, as the volume weighted average market price of the shares covered by the SARs was less than the SAR base value. We currently expect to settle all amounts due under the SARs, if any, using shares of our common stock.

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

For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148), the estimated fair value of stock options, RSUs and SARs is amortized to expense over the vesting periods. The following table illustrates the effect on reported net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net loss:
As reported	$(37,227)	$(51,601)	$(68,551)	$(98,022)
Add: Stock-based employee compensation included in reported net loss	—	711	—	1,425
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(4,260)	(4,714)	(8,977)	(9,220)

Pro forma net loss	$(41,487)	$(55,604)	$(77,528)	$(105,817)

Net loss per share basic and diluted:
As reported	$(1.18)	$(1.43)	$(2.22)	$(2.74)

Pro forma	$(1.32)	$(1.54)	$(2.51)	$(2.96)

The fair value of our stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Stock options:
Expected life (years)	4.3	5.0	4.7	5.2
Expected volatility	65%	60%	65%	63%
Risk-free interest rate	3.9%	3.8%	3.4%	4.0%

Stock appreciation rights:
Expected life (years)	N/A	2.5	N/A	2.5
Expected volatility	N/A	60%	N/A	60%
Risk-free interest rate	N/A	3.2%	N/A	3.2%

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” (Statement 123R) which is a revision of SFAS No. 123. Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options and stock appreciation rights, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

We must adopt Statement 123R no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123R on January 1, 2006, the beginning of our next fiscal year.

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

We plan to adopt Statement 123R using the modified prospective method.

As permitted by Statement 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method. As a result, we generally recognize no compensation cost for employee stock options and have recorded no compensation expense to date in conjunction with stock appreciation rights issued in early 2005. We have, however, begun including expense amounts associated with RSUs in our results of operations beginning January 1, 2005. The adoption of Statement 123R’s fair value method will have a significant impact on our consolidated results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend in part on levels of share-based payments granted in the future and the valuation models we ultimately select. We are currently evaluating option valuation methodologies and assumptions in light of Statement 123R related to employee share-based payments. Current estimates of values using the Black-Scholes and/or other option pricing methods may not be indicative of results from valuation methodologies we ultimately adopt.

2.	Senior Subordinated Convertible Notes

In May and June 2004, we repurchased approximately $116.6 million aggregate principal amount of our outstanding 4.75% convertible subordinated notes due 2007. In connection with the repurchases we recorded a loss of approximately $3.3 million for the early extinguishment of debt, which included $1.6 million in unamortized offering costs included in interest expense, and $1.7 million in premium payments above the principal value of the notes included in other expense, net. The repurchase was accounted for under FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As of June 30, 2005, we had approximately $79.6 million aggregate principal amount outstanding of the 4.75% convertible subordinated notes due 2007.

3.	Significant Event

During the quarter ended June 30, 2005, we recruited a cardiovascular specialty sales force consisting of approximately 200 people to promote ACEON® in the United States.

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

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. Accordingly, no expense accrual has been established for these lawsuits.

5.	Stockholders’ Equity

In July 2003, we entered into a financing arrangement with Acqua Wellington North American Equities Fund, Ltd., which provided that we had the ability to sell up to $100.0 million or 5,686,324 shares of our common stock, whichever occurred first, to Acqua Wellington through November 2005. In February 2005, this financing arrangement automatically terminated when we reached the $100.0 million limit of the financing arrangement by selling 1,275,711 shares of common stock for net proceeds of approximately $25.0 million to Acqua Wellington.

6.	Subsequent Events

In July 2005, we completed concurrent public offerings of common stock and convertible debt with gross proceeds totaling approximately $329.9 million. We sold 8,350,000 shares of common stock at a price of $21.60 and $149.5 million aggregate principal amount of 3.25% senior subordinated convertible notes due 2013. Our total net proceeds were approximately $315.1 million.

In August 2005, we redeemed the entire outstanding $79.6 million principal amount of our 4.75% convertible subordinated notes due 2007. We expect to recognize a loss of approximately $1.7 million, including call premium and write off of previously unamortized debt issuance costs, in the quarter ending September 30, 2005 in conjunction with the early redemption of these notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Overview

CV Therapeutics, Inc., headquartered in Palo Alto, California, is a biopharmaceutical company focused on applying molecular cardiology to the discovery, development and commercialization of novel, small molecule drugs for the treatment of cardiovascular diseases. We apply advances in molecular biology and genetics to identify mechanisms of cardiovascular diseases and targets for drug discovery. We have multiple clinical development drug candidates, including our lead drug candidate Ranexa™ (ranolazine) for the potential treatment of chronic angina, which is subject to an approvable letter from the United States Food and Drug Administration, or FDA, and a new drug application, as amended. We also have several preclinical programs whose objectives are to bring additional drug candidates into human clinical testing. In addition, we have entered into an agreement to co-promote ACEON® (perindopril erbumine) Tablets with our collaborative partner, Solvay Pharmaceuticals, Inc.

In December 2004, we signed a co-promotion agreement with Solvay Pharmaceuticals to co-promote ACEON® in the United States. ACEON® is an angiotensin converting enzyme inhibitor, or ACE inhibitor, with tissue activity and is approved in the United States for the treatment of hypertension. Also in December 2004, Solvay Pharmaceuticals submitted a supplemental new drug application, or sNDA, for ACEON® to the FDA seeking approval to market the product under a proposed label expansion. The proposed label expansion is based on the EUROPA (EUropean trial on Reduction Of cardiac events with Perindopril in patients with stable coronary Artery disease) study, which assessed the ability of perindopril to reduce cardiovascular death, nonfatal myocardial infarction and cardiac arrest in a broad population of patients who had stable coronary artery disease but not heart failure or substantial hypertension. In the EUROPA study, perindopril significantly reduced relative cardiovascular risk by 20% as assessed by the primary combined study endpoint of cardiovascular death, non-fatal myocardial infarction and cardiac arrest. The FDA initially granted priority review for the sNDA, with a regulatory action date in June 2005. In June 2005, the FDA informed Solvay Pharmaceuticals that the FDA had extended the regulatory action date by 90 days, with a new action date in September 2005. The purpose of the extension is to allow time for additional clinical site audit and inspection activities at certain EUROPA study sites. We are in the process of hiring and deploying an approximately 200-member cardiovascular specialty sales force to promote ACEON® in the United States. Under this co-promotion agreement, we will receive, on average, approximately 50-60% of sales above a specified baseline level of sales.

We are developing our lead drug candidate, Ranexa, for the potential treatment of chronic angina. Unlike current anti-anginal drug therapies, Ranexa appears to exert its anti-anginal activity without depending on reductions in heart rate or blood pressure. If approved by the FDA, Ranexa would represent the first new class of anti-anginal therapy in the United States in more than 25 years. In October 2003, the FDA sent us an approvable letter indicating that Ranexa is approvable, that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. In April 2005, we announced positive data from our Evaluation of Ranolazine In Chronic Angina, or ERICA study, which was conducted under the FDA’s special protocol assessment, or SPA, process. In July 2005, we submitted an amendment to our new drug application for Ranexa to the FDA, which has a regulatory action target date of January 27, 2006, and could lead to product approval from the FDA for the treatment of chronic angina in a restricted patient population. In order to potentially broaden the product labeling for Ranexa, if any, over time, we also reached written agreement with the FDA in August 2004 on a separate SPA agreement for a study of Ranexa that could support potential approval of Ranexa as first-line therapy for patients suffering from chronic angina. In order to obtain potential approval as first-line angina therapy, under the SPA we also need to perform a separate successful clinical evaluation of higher doses of Ranexa. The study, if positive, also could result in the approval of Ranexa for the treatment and long-term prevention of acute coronary syndromes. The study, known as Metabolic Efficiency with Ranolazine for Less Ischemia in Non-ST Elevation Acute Coronary Syndromes, or MERLIN TIMI-36, began enrollment in October 2004 and is being conducted by the Harvard-based TIMI Study Group.

Another one of our late stage compounds is regadenoson, a selective A2A-adenosine receptor agonist for potential use as a pharmacologic agent in myocardial perfusion imaging studies. We initiated a double-blind Phase III clinical trial of regadenoson in October 2003 and a second one in April 2004. In addition, we have several on-going clinical, research and preclinical development programs.

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

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our condensed consolidated financial statements and accompanying notes. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

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

Revenue Recognition

Revenue under our collaborative research arrangement is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front license payments, periodic milestone payments and reimbursements for research activities. Up-front or milestone payments which are still subject to future performance requirements are recorded as deferred revenue and are amortized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate period based on research progress attained and certain events, such as changes in the regulatory and competitive environment. Revenues related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed.

Revenue under our ACEON® co-promotion agreement is recognized based on net product sales recorded by Solvay Pharmaceuticals, our co-promotion partner, for each reporting period. We have not recognized any co-promotion revenue to date.

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

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful accrual of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our consolidated financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

We have purchased quantities of our drug products, in development, that are expected to be available in the future to support commercial launch of these potential products. Until necessary regulatory approval has been received, we will charge all such amounts to research and development expense.

Stock Compensation Valuation

The preparation of the financial statement footnotes requires us to estimate the fair value of stock-based payments granted to employees and consultants. While fair value may be readily determinable for awards of stock or restricted stock units, market quotes are not available for long-term, non-transferable stock options or stock appreciation rights because these instruments are not traded. We currently use the Black-Scholes and other option pricing models to estimate the fair value of employee stock options and stock appreciation rights. These valuation models require the input of highly subjective assumptions, including estimates of future stock price volatility. Changes to the subjective input assumptions could materially affect the estimated fair value of our stock options. We are currently evaluating our valuation methodologies and assumptions in light of Statement 123R.

Results of Operations

Revenues.

Collaborative research revenues were $5.7 million for the quarter ended June 30, 2005, compared to $4.3 million for the quarter ended June 30, 2004. Collaborative research revenues were $11.4 million for the six months ended June 30, 2005, compared to $7.2 million for the six months ended June 30, 2004. The increases were primarily due to greater reimbursable development costs incurred in connection with two Phase III clinical trials undertaken in our collaboration with Fujisawa Healthcare, Inc. (now Astellas US LLC) for the development of regadenoson.

We do not expect any significant ACEON® co-promotion revenues in 2005 and expect that any significant increase in co-promotion revenues for the next several years after 2005 will depend upon the successful regulatory approval of the ACEON® supplemental new drug application and the successful commercialization of ACEON® by us and our collaborative partner, Solvay Pharmaceuticals.

With respect to Ranexa, the FDA action date for the amendment to the new drug application is in January 2006. As a result we do not expect any product revenues in 2005, and expect that any product revenues for Ranexa in the future will depend upon the successful regulatory approval of the amendment to the new drug application and our successful commercialization efforts.

Research and Development Expenses. Research and development expenses increased to $31.6 million for the quarter ended June 30, 2005, compared to $25.6 million for the quarter ended June 30, 2004. Research and development expenses increased to $66.7 million for the six months ended June 30, 2005, compared to $48.0 million for the six months ended June 30, 2004. The increases were primarily due to increased outside contract service expenses for our Phase III Ranexa and regadenoson studies. We expect research and development expenses to continue at approximately the same levels as the six months ended June 30, 2005 through the remainder of 2005 as we continue the Phase III MERLIN TIMI-36 study and other clinical and preclinical studies for Ranexa, regadenoson and our other research and development projects.

Management categorizes research and development expenses by project. The table below shows research and development expenses for our two primary clinical development projects, Ranexa and regadenoson, as well as expenses associated with all other projects in our research and development pipeline. Other projects consist primarily of numerous pre-clinical research projects, none of which individually constitutes more than 10% of our total research and development expenses for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2004	2005	2004	2005
Ranexa	$13,237	$16,187	$24,748	$34,180
Regadenoson	6,829	8,113	11,808	16,875
Other projects	5,563	7,277	11,403	15,650

Total research and development	$25,629	$31,577	$47,959	$66,705

Sales and Marketing Expenses. Sales and marketing expenses increased to $17.9 million for the quarter ended June 30, 2005, compared to $5.5 million for the quarter ended June 30, 2004. Sales and marketing expenses increased to $26.5 million for the six months ended June 30, 2005, compared to $10.5 million for the six months ended June 30, 2004. The increases were primarily due to additional personnel and related expenses incurred in conjunction with establishing and maintaining a national cardiovascular specialty sales force consisting of approximately 200 people and other ACEON® co-promotion related activities. We expect sales and marketing expenses to increase significantly through the remainder of 2005 as we co-promote ACEON® in the United States in 2005 and as we prepare for the potential launch of Ranexa in 2006.

General and Administrative Expenses. General and administrative expenses increased to $7.3 million for the quarter ended June 30, 2005, compared to $5.7 million for the quarter ended June 30, 2004. General and administrative expenses increased to $15.0 million for the six months ended June 30, 2005, compared to $11.1 million for the six months ended June 30, 2004. The increases were primarily due to additional personnel and related expenses incurred to support our commercialization, research and development efforts. We expect general and administrative expenses to increase in the future in line with our commercialization activities and our overall growth.

Interest and Other Income, Net. Interest and other income, net increased to $2.3 million for the quarter ended June 30, 2005, compared to $1.7 million for the quarter ended June 30, 2004. Interest and other income, net increased to $4.6 million for the six months ended June 30, 2005, compared to $3.5 million for the six months ended June 30, 2004. The increases were primarily due to higher average interest rates on our investments. We expect interest and other income, net to increase in the future as we invest net proceeds after taking into account our July 2005 concurrent public equity and debt offerings offset by the August 2005 redemption of the entire outstanding $79.6 million principal amount of our 4.75% convertible subordinated notes due 2007.

Interest Expense. Interest expense decreased to $2.9 million for the quarter ended June 30, 2005, compared to $4.6 million for the quarter ended June 30, 2004. Interest expense decreased to $5.7 million for the six months ended June 30, 2005, compared to $7.8 million for the six months ended June 30, 2004. The decreases were primarily due to the write-off of previously unamortized debt issuance costs associated with the second quarter 2004 repurchase of $116.6 million of our previously issued 4.75% subordinated convertible notes due 2007. The decreases were also due to the lower interest associated with the $150.0 million of our 2.75% senior subordinated convertible notes due 2012 that we issued during the quarter ended June 30, 2004, as compared to the higher interest rate associated with the repurchased 4.75% subordinated convertible notes due 2007. We expect interest expense to increase in the future primarily as a result of higher net convertible debt balances.

Other Expense. Other expense decreased to $40,000 for the quarter ended June 30, 2005, compared to $1.7 million for the quarter ended June 30, 2004. Other expense decreased to $73,000 for the six months ended June 30, 2005, compared to $1.7 million for the six months ended June 30, 2004. The decreases were primarily due to the premium paid above the principal value of approximately $1.7 million for the repurchase of $116.6 million of our 4.75% subordinated convertible notes due 2007 during the quarter ended June 30, 2004. In August 2005, we redeemed the entire outstanding $79.6 million principal amount of our 4.75% convertible subordinated notes due 2007. We consequently expect other expense to include a loss of approximately $1.1 million in the quarter ending September 30, 2005 for the premium paid above the principal value in conjunction with the redemption of these notes.

Liquidity and Capital Resources

We have financed our operations since inception primarily through public offerings and private placements of debt and equity securities and payments under corporate collaborations.

In July 2005, we completed concurrent public equity and debt financings with gross proceeds totaling approximately $329.9 million. We sold 8,350,000 shares of common stock at a price of $21.60 per share for net proceeds of approximately $170.3 million and $149.5 million aggregate principal amount of 3.25% senior subordinated convertible notes due 2013 for net proceeds of approximately $144.8 million. We used approximately $14.2 million of the net proceeds from the convertible note offering to fund an escrow account to provide security for the first six scheduled interest payments on the notes. We will pay interest semi-annually on February 16 and August 16 of each year, beginning February 16, 2006. In August 2005, we redeemed all of the outstanding $79.6 million principal amount of our 4.75% convertible subordinated notes due 2007 at a premium to the principal amount of the notes.

We estimate that the cash, cash equivalents and marketable securities available following our July 2005 financing transactions and August 2005 debt redemption should be sufficient to fund our operations for at least the next 18 months. We currently estimate that our net loss for 2005 will be approximately $220.0 million to $230.0 million.

As of June 30, 2005, we had $349.1 million in cash, cash equivalents and marketable securities, compared to $404.5 million at December 31, 2004. Net cash used in operating activities was $75.1 million for the six months ended June 30, 2005, and resulted primarily from our net loss adjusted for changes in accrued and other liabilities, non-cash expenses and changes in accounts payable. Net cash used in operating activities was $68.6 million for the six months ended June 30, 2004, and resulted primarily from operating losses adjusted for non-cash expenses and changes in restricted cash and accrued and other liabilities.

Net cash provided by investing activities of $39.6 million in the six months ended June 30, 2005 consisted primarily of proceeds from sales and maturities of marketable securities of $138.2 million, partially offset by purchases of marketable securities of $94.6 million and capital expenditures of $4.0 million. Net cash provided by investing activities of $3.8 million in the six months ended June 30, 2004 consisted primarily of sales and maturities of marketable securities of $174.8 million, partially offset by purchases of marketable securities of $169.6 million and capital expenditures of $1.5 million.

Net cash provided by financing activities of $26.9 million in the six months ended June 30, 2005 was primarily due to net proceeds of approximately $25.0 million from the sale of 1,275,711 shares of common stock to Acqua Wellington. Net cash provided by financing activities of $64.3 million in the six month ended June 30, 2004 was primarily due to net proceeds of approximately $145.2 million from the issuance of 2.75% senior subordinated convertible notes, and $35.8 million from the sale of shares of common stock, partially offset by the repurchase of approximately $116.6 million principal amount of our 4.75% senior subordinated convertible notes.

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

Commitments

We currently lease three buildings used as laboratory and office space in Palo Alto, California. The first building has approximately 61,000 square feet of space. In December 2004, we amended this lease to add an adjacent building containing approximately 48,000 additional square feet of space. The lease term for both buildings expires in April 2014 with an option to renew for eleven years. Our third building, leased in late 2000, has approximately 73,000 square feet of space and a lease term that runs through April 2012. This agreement is secured by an irrevocable letter of credit. Our European subsidiary leases approximately 4,000 square feet of office space in Stevenage, Hertfordshire in the United Kingdom. That lease expires in February 2008.

We have entered into certain manufacturing-related agreements in connection with the future commercial production of Ranexa™.

The table below presents minimum payments under our commitments as of June 30, 2005:

	Convertible Notes	Manufacturing Agreements	Operating Leases
	(in thousands)
Year ending December 31,
2005 (remaining portion)	$4,954	$2,405	$5,406
2006	9,908	2,046	13,539
2007	87,662	2,456	13,570
2008	6,125	2,456	14,610
2009	6,125	1,228	14,403
2010 and thereafter	287,312	—	36,528

Total minimum payments	$402,086	$10,591	$98,056

Under our manufacturing-related agreements, additional payments up to $12.0 million above the specified minimums included in the table above will be required in connection with FDA approval of Ranexa, if any.

Risks and Uncertainties Related to Our Future Capital Requirements

According to industry statistics, it generally takes 10 to 15 years to research, develop and bring to market a new prescription medicine in the United States. Drug development in the United States is a process that includes multiple steps defined by the FDA under applicable statutes, regulations and guidance documents. After the pre-clinical research process of identifying, selecting and testing in animals a potential pharmaceutical compound, the clinical development process begins with the filing of an investigational new drug application, or IND, or equivalent foreign filing. If successful, an IND allows clinical study of the product candidate. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs associated with clinical development are usually for Phase III trials, which tend to be the longest and largest studies conducted during the drug development process. After the completion of a successful preclinical and clinical development program, a new drug application, or NDA, must be filed with the FDA, which includes among other things very large amounts of preclinical and clinical data and results and manufacturing-related information necessary to support requested approval of the product candidate. The NDA must be reviewed by the FDA, and the review and approval process is often uncertain, time-consuming and costly. In light of the steps and complexities involved, the successful development of our product candidates is highly uncertain. Actual product timelines and costs are subject to enormous variability and are very difficult to predict, as our clinical development programs are updated and changed to reflect the most recent clinical and preclinical data and other relevant information. In addition, various statutes and regulations also govern or influence the testing, manufacturing, safety reporting, labeling, storage, recordkeeping and marketing of each product. The lengthy process of seeking these regulatory reviews and approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals for our potential products could materially adversely affect our business.

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

We may require substantial additional funding in order to complete our research and development activities and commercialize our products and product candidates. As of June 30, 2005, our cash, cash equivalents and marketable securities totaled $349.1 million. In July 2005, we completed concurrent public equity and debt financings with gross proceeds totaling approximately $329.9 million. We sold 8,350,000 shares of common stock at a price of $21.60 per share and $149.5 million aggregate principal amount of 3.25% senior subordinated convertible notes due 2013 for total net proceeds of approximately $315.1 million. In August 2005, we redeemed the entire outstanding $79.6 million principal amount of our 4.75% convertible subordinated notes due 2007. We estimate that the cash, cash equivalents and marketable securities available following our July financing transactions and August debt redemption should be sufficient to fund our operations for at least the next 18 months. However, we cannot assure you that we will not require or seek additional funding prior to then or that additional financing will be available on acceptable terms or at all.

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

The significant amounts of capital that we are spending to provide and/or enhance infrastructure, headcount and inventory in preparation for the sales and marketing of ACEON® and the potential launch of Ranexa could be lost if Solvay Pharmaceuticals does not receive United States marketing approval for the ACEON® supplemental new drug application or if we do not receive United States marketing approval for Ranexa. Our ACEON® and Ranexa commercialization efforts include building our sales and marketing infrastructure, increasing our marketing communications efforts, and hiring and training a national sales force. We spent approximately $81.5 million on these activities from January 1, 2002 through June 30, 2005. If the FDA does not approve the supplemental new drug application for ACEON® or the amendment to the new drug application for Ranexa, the future benefits of these expenditures and any future commitments of capital could be lost. The loss of this investment may harm our business, increase our cash requirements, increase the volatility of our stock price and result in additional operating losses. In addition, if FDA approval of the ACEON® supplemental new drug application or the Ranexa amended new drug application is delayed, we will incur additional commercialization expenses at a later date. We expect our sales and marketing expenses to increase substantially as we start to co-promote ACEON® in the United States in 2005. Moreover, if the FDA does approve Ranexa, we expect that our operating expenses will increase substantially in connection with the market launch of the product.

We have experienced significant operating losses since our inception in 1990, including net losses of $107.8 million in 2002, $111.0 million in 2003, $155.1 million in 2004, and $98.0 million in the six months ended June 30, 2005. As of June 30, 2005, we had an accumulated deficit of $682.6. million. The process of developing and commercializing our product candidates requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capability. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in operating losses for the foreseeable future. We have not generated any product revenues to date, and even after we generate product-related revenues relating to ACEON® and other approved products, if any, we may never achieve or sustain profitability. For example, we expect that our marketing and sales costs will significantly increase as we start to co-promote ACEON® in the United States in 2005, and we do not expect to obtain sufficient revenues from ACEON® alone to achieve or sustain profitability.

RISK FACTORS

Risk Factors Relating to Our Business

We expect to continue to operate at a loss, and we may never achieve profitability.

We have experienced significant operating losses since our inception in 1990, including net losses of $107.8 million in 2002, $111.0 million in 2003, $155.1 million in 2004, and $98.0 million in the first half of 2005. As of June 30, 2005, we had an accumulated deficit of $682.6 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in operating losses for the foreseeable future. We have not generated any product revenues to date, and even after we generate product-related revenues relating to ACEON® and other approved products, if any, we may never achieve or sustain profitability. For example, we expect that our marketing and sales costs will significantly increase as we start to co-promote ACEON® in the United States in 2005, and we do not expect to obtain sufficient revenues from ACEON® alone to achieve or sustain profitability.

If Solvay Pharmaceuticals does not receive FDA marketing approval for the supplemental new drug application relating to ACEON®, or if we do not receive FDA marketing approval for the new drug application relating to Ranexa, the significant amounts of capital that we are spending to prepare for the commercialization of ACEON® or the potential commercialization of Ranexa would be lost.

We are spending significant amounts of capital to provide and/or enhance infrastructure and headcount in order to market and promote ACEON® under our co-promotion agreement with Solvay Pharmaceuticals. While ACEON® is currently approved by the FDA for the treatment of essential hypertension, there have been only minimal product sales to date in the United States. Solvay Pharmaceuticals has submitted a supplemental new drug application, or sNDA, to the FDA for ACEON® relating to outcomes data from the EUROPA study that, if approved, could expand the approved labeling for the product. In June 2005, the FDA informed Solvay Pharmaceuticals that the FDA extended the regulatory action date for the sNDA to September 2005 to allow time for additional clinical site audit and inspection activities at certain EUROPA study sites. If the FDA is not satisfied with the results of the clinical site audits or inspections, the FDA may not approve the sNDA for ACEON® in September 2005, or at all, or may approve the sNDA with restrictive product labeling or other limitations that could negatively impact the ability to market and sell the product in the United States. If the FDA does not approve the sNDA for ACEON®, or if such approval is delayed, or if the FDA approves the application with restrictive product labeling or other limitations, or if we are not successful in increasing the market acceptance of ACEON®, this would increase our cash requirements, increase the volatility of our stock price and result in additional operating losses. Our ACEON®-related operating expenditures include building and maintaining our sales and marketing infrastructure, and hiring, training, deploying, retaining and funding ongoing operations of a national cardiovascular specialty sales force of approximately 200 personnel.

In addition to our investments in connection with the ACEON® co-promotion arrangement, we have made and are continuing to invest significant amounts of capital in connection with the potential launch of Ranexa. In April 2005, we announced positive data from the ERICA study that could support the potential approval of Ranexa for the treatment of chronic angina in a restricted patient population. In July 2005, we submitted an amendment to our Ranexa new drug application to the FDA, and the FDA has informed us that the regulatory action date is in January 2006. We expect the level of our operating expenses to increase substantially in connection with the potential market launch of Ranexa in a restricted patient population in the first half of 2006. Our previous and ongoing investments in preparation for the potential launch of Ranexa could be lost if we do not receive marketing approval for Ranexa in the United States. In addition, if FDA approval of Ranexa is delayed, we will incur additional commercialization expenses at a later date to prepare for a delayed launch of Ranexa, if any. Our Ranexa commercialization efforts include further building our sales and marketing infrastructure, increasing our marketing communications efforts, building product inventory and additional hiring. We spent approximately $81.5 million on marketing activities from January 1, 2002 through June 30, 2005, which primarily related to Ranexa and ACEON®.

The loss of these investments would harm our business, increase our cash requirements and result in additional operating losses and a substantial decline in our stock price.

Our operating results are subject to fluctuations that may cause our stock price to decline.

As we transition from a research and development-focused company to a company with commercial operations and product related revenues, we expect that our operating results will continue to fluctuate. Our product revenues will be unpredictable and may fluctuate due to many factors, many of which we cannot control. For example, factors affecting our product revenues presently or in the future could include:

•	timing and success of product launches by us and our collaborative partners;

•	level of demand for our products, including physician prescribing habits;

•	wholesaler buying patterns;

•	reimbursement rates or policies;

•	government regulations;

•	increased competition from new or existing products, including lower-priced generic products;

•	changes in our contract manufacturing activity, including the availability or lack of commercial supplies of products and samples for promotion and distribution;

•	timing of non-recurring license fees and the achievement of milestones under new and existing license and collaborative agreements; and

•	our product marketing, promotion, distribution and pricing strategies and programs, including, without limitation, post-approval studies and product lifecycle planning.

With respect to our co-promotion arrangement relating to ACEON®, in addition to the foregoing factors that may affect product-related revenues under the arrangement, there are provisions in our agreement that could have that effect. For example, the amount of product-related revenues we receive under the agreement will be modified if the FDA approves a generic to perindopril in the United States, if we do not meet our minimum marketing and promotional commitments under the agreement, if we allow Solvay Pharmaceuticals to provide at least a specified number of details and that number turns out to be the majority of product details in any given year, or if the FDA does not approve the sNDA for ACEON®. In addition, the product-related revenues we receive will be affected by the pricing of the product, which is controlled by Solvay Pharmaceuticals, subject to specified limitations in the agreement.

In addition, our expenses, including payments owed by us under licensing, collaborative or manufacturing arrangements, are unpredictable and may fluctuate from quarter to quarter. We believe that quarter-to-quarter comparisons of our operating results are not a good indicator of our future performance and should not be relied upon to predict our future performance. Also, our operating results in a particular quarter or quarters may not meet the expectations of securities analysts or investors, causing the market price of our common stock to decline.

If we are unable to secure additional financing, we may be unable to complete our research and development activities or successfully commercialize any of our products.

In July 2005, we received gross proceeds of approximately $329.9 million from concurrent public offerings of convertible notes and common stock, and in August 2005 we redeemed the entire outstanding $79.6 million principal amount of our 4.75% convertible subordinated notes due 2007. We expect that these net additional proceeds, together with $349.1 million of cash, cash equivalents and marketable securities as of June 30, 2005, will be sufficient to fund our current operations for at least the next 18 months. We currently estimate that our net loss for 2005 will be approximately $220.0 million to $230.0 million. Although we began to commercialize ACEON® during the second quarter of 2005, we have generated no product-related revenue to date and do not expect to generate sufficient product-related revenues through our United States co-promotion of ACEON® or sufficient product revenues through our potential launch of Ranexa in 2006, if approved, to achieve profitability without requiring potential additional funding in order to complete our future research, development and commercialization activities.

Our need for additional funding will depend on many factors, including, without limitation:

•	the amount of revenue, if any, that we are able to obtain from any approved products, and the time and costs required to achieve those revenues;

•	the timing, scope and results of preclinical studies and clinical trials;

•	the size and complexity of our programs;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs of launching our products;

•	the costs of commercializing our products, including marketing, promotional and sales costs;

•	the costs of manufacturing or obtaining preclinical, clinical and commercial materials;

•	our ability to establish and maintain strategic collaborative partnerships, such as our arrangement with Solvay Pharmaceuticals and our arrangement with Astellas US LLC (formerly Fujisawa Healthcare, Inc.);

•	competing technological and market developments;

•	The costs involved in filing, prosecuting, maintaining and enforcing patent claims; and

•	progress in our research and development programs.

Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may, among other things:

•	have to delay, scale back or eliminate some or all of our research and/or development programs;

•	have to delay, scale back or eliminate some or all of our commercialization activities;

•	lose rights under existing licenses;

•	have to relinquish more of, or all of, our rights to product candidates on less favorable terms than we would otherwise seek; and

•	be unable to operate as a going concern.

If additional funds are raised by issuing equity or convertible debt securities, our existing stockholders will experience dilution. There may be additional factors that could affect our need for additional financing. Many of these factors are not within our control.

Our failure to manage our rapid growth could harm our business.

We have experienced rapid growth and expect to continue to expand our operations over time. As we perform under the co-promotion arrangement relating to ACEON®, continue to test Ranexa in clinical trials and prepare for the potential approval and commercialization of Ranexa, continue to conduct clinical trials for our other product candidates and continue our drug discovery efforts, we have added personnel in many areas, including operations, sales, marketing, regulatory, clinical, finance, information systems and other general and administrative functions. Our growth can be measured by our increasing net losses. For the fiscal years ended December 31, 2002, 2003 and 2004, and the six months ended June 30, 2005, our net losses were $107.8 million, $111.0 million, $155.1 million, and $98.0 million, respectively. We currently estimate that our net loss for 2005 will be approximately $220.0 million to $230.0 million. In connection with the co-promotion of ACEON® and the potential launch of Ranexa in a restricted angina patient population, we expect additional significant growth in our personnel, training and facility-related expenses, including the hiring and training of a national cardiovascular specialty sales force of approximately 200 personnel. We may not manage this growth effectively, which would harm our business and cause us to incur higher operating costs. If rapid growth continues, it may strain our operational, managerial and financial resources.

The commercialization of our products is substantially dependent on our ability to develop effective sales and marketing capabilities.

Our successful commercialization of ACEON® and, if approved, Ranexa will depend on our ability to establish an effective sales and marketing organization. We have begun hiring, training and deploying additional marketing personnel and our first national cardiovascular specialty sales force to promote ACEON®. Recruiting, hiring, training, deploying and retaining a national sales force and additional sales and marketing personnel, however, is very expensive, complex and time-consuming, and could delay our ability to co-promote ACEON®, or our ability to launch Ranexa, if approved, or any other approved product. We do not know whether we will be able to develop these capacities in a timely fashion, if at all. If we are unable to develop effective marketing and sales capabilities, we will not gain market acceptance for our approved products.

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

The successful commercialization of our ACEON®, regadenoson and Adentri™ programs will depend significantly on the efforts of our collaborative partners for each of these programs. For instance, under our co-promotion agreement for ACEON® in the United States, Solvay Pharmaceuticals is responsible for the manufacture, distribution (including pricing and managed care contracting), development and regulatory approval of ACEON®, including any potential labeling expansion. Solvay Pharmaceuticals is also responsible for promoting ACEON® to primary care physicians in the United States, and is responsible for supplying product samples to support all promotional efforts. Under our agreement with Astellas, Astellas is responsible for the commercial manufacture and distribution, marketing and sales of regadenoson in North America.

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

If the supplemental new drug application and expanded product labeling for ACEON® are approved by the FDA, or if Ranexa or any of our other product candidates are approved by the FDA or foreign regulatory authorities, but such product(s) fail to achieve market acceptance, our product sales and our ability to become profitable in the future will be adversely affected. Many factors may affect the rate and level of market acceptance of ACEON® in the United States, or of Ranexa or any of our other product candidates, if approved, including:

•	our ability to provide acceptable evidence of the product’s safety, efficacy, cost-effectiveness and convenience compared to that of competing products or therapies;

•	product labeling claims approved by regulatory authorities;

•	the perception of physicians and other members of the healthcare community of the product’s safety, efficacy, cost-effectiveness and convenience compared to that of competing products or therapies;

•	patient and physician satisfaction with the product;

•	the effectiveness of our sales and marketing efforts and those of our strategic corporate partners, including Solvay Pharmaceuticals and Astellas;

•	the size of the market for the product;

•	any publicity concerning the product or similar products;

•	the introduction, availability and acceptance of competing treatments, including lower-priced generic products;

•	the availability and level of third-party reimbursement for the product;

•	the success of ongoing development work relating to the products, including in the case of Ranexa, which is still being studied in clinical trials;

•	new data or adverse event information relating to the product or any similar products and any resulting regulatory scrutiny;

•	our ability to satisfy post-marketing safety surveillance responsibilities and safety reporting requirements;

•	whether or not regulatory authorities impose risk management programs on the product, which can vary widely in scope, complexity, and impact on market acceptance of a product, and can include education and outreach programs, controls on the prescribing, dispensing or use of the product, and/or restricted access systems;

•	the continued availability of third parties to manufacture and distribute the product and product samples on acceptable terms, and the continued ability to manufacture commercial-scale quantities of the product successfully and on a timely basis;

•	the outcome of patent or product liability litigation, if any, related to the product;

•	regulatory developments relating to the development, manufacture, commercialization or use of the product; and

•	changes in the regulatory environment.

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

In addition, regulatory authorities approve product labeling with reference to the preclinical and clinical data that form the basis of the product approval, and as a result the scope of approved labeling is generally impacted by the available data. For example, if Ranexa receives an initial marketing approval in the United States based on the trials conducted to date, including data from the ERICA trial, we would expect that the approved product labeling would be for a restricted patient population, which would be only a portion of the overall angina patient population. The special protocol assessment, or SPA, that we agreed on with the FDA for the ERICA trial does not include draft labeling for Ranexa or otherwise contain any other agreements relating to potential product labeling. As a result, we are uncertain regarding what approved product labeling we could obtain in the event of FDA approval of Ranexa. The approved product label, if any, for Ranexa could be either very restrictive or less restrictive or anywhere in between, and as a result will impact the size of the potential market for Ranexa. In addition, the SPA agreement relating to the ERICA study does not define what is meant by a restricted patient population, and this would need to be agreed upon with the FDA. Various possible profiles of resistant patients suggest a restricted patient population of anywhere from approximately 10% to 25% percent of angina patients in the United States, although depending on the definition of restricted patient population determined by the FDA, the actual percentage could be lower than these estimates. However, these estimates are not a market forecast, and significant uncertainty remains regarding Ranexa’s potential product labeling and its impact on potential market acceptance. In addition, any approval of Ranexa for broader use with angina patients will require successful completion of our MERLIN TIMI-36 clinical trial and a separate successful clinical evaluation of higher doses of Ranexa.

Our ability to compete successfully in our market will also directly affect the market acceptance of our products. The pharmaceutical and biopharmaceutical industries, and the market for cardiovascular drugs in particular, are intensely competitive. For example, ACEON® is one of eleven ACE inhibitors available in the United States. ACEON® and any of our other products that receive regulatory approval will compete with well-established, proprietary and generic cardiovascular therapies that have generated substantial sales over a number of years and are widely used by health care practitioners. We plan to deploy a national cardiovascular specialty sales force of approximately 200 personnel. We do not know if this sales force will be sufficient in size or scope to compete successfully in the marketplace. Among other factors, we may not be able to gain sufficient access to healthcare practitioners, which would have a negative effect on our ability to promote our products and gain market acceptance.

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

Any of the above occurrences could harm or prevent sales of ACEON® or any other of our approved products or could increase the costs and expenses of commercializing it. If we or others observe that Ranexa, if approved, is associated with, for example, fatal arrhythmias, then Ranexa could be withdrawn from the market, even though there have been no cases of fatal arrhythmias reported to date in the studies of Ranexa.

If we are unable to compete successfully in our market, it will harm our business.

There are many existing drug therapies approved for the treatment of the diseases targeted by our products, and we are also aware of companies that are developing new potential drug products that will compete in the same markets as our products. For example, in the United States, there are presently 10 generic and/or branded ACE inhibitors that compete with ACEON®, including at least one branded ACE inhibitor with substantial United States sales. In addition, there are over 50 companies currently marketing generic and/or branded anti-anginal drugs (beta-blockers, calcium channel blockers and nitrates) in the United States, and additional potential therapies may be under development that could compete with Ranexa. In the United States there are over 10 companies currently marketing generic and/or branded pharmacologic stress agents, and at least two potential A2A-adenosine receptor agonist compounds that could compete with regadenoson are under development. In addition, over 10 companies are currently marketing generic and/or branded drugs in the United States for the treatment of acute atrial arrhythmias, and at least one A1-adenosine receptor agonist compound that could compete with tecadenoson may be under development. There may also be potentially competitive products of which we are not aware. Many of these potential competitors may have substantially greater product development capabilities and financial, scientific, marketing and sales resources. Other companies may succeed in developing products earlier or obtaining approvals from regulatory authorities more rapidly than either we or our corporate partners are able to achieve. Potential competitors may also develop products that are safer, more effective or have other potential advantages compared to those under development or proposed to be developed by us and our strategic corporate partners. In addition, research and development by others could render our technology or our products obsolete or non-competitive.

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

All of our product candidates in development require preclinical studies and/or clinical trials, and will require regulatory review and approval, prior to commercialization. Any delays in the development of our product candidates would delay our ability to seek and obtain regulatory approvals, increase our cash requirements, increase the volatility of our stock price and result in additional operating losses. One potential cause of a delay in product development is a delay in clinical trials. Many factors could delay completion of our MERLIN TIMI-36 clinical trial of Ranexa or our other clinical trials, including, without limitation:

•	slower than anticipated patient enrollment;

•	difficulty in obtaining sufficient supplies of clinical trial materials; and

•	adverse events occurring during the clinical trials.

Our MERLIN TIMI-36 clinical trial may also be delayed if we are required to expand the study size from approximately 5,500 patients to up to 6,500 patients, which is required under the study protocol if there are slower than anticipated event rates (the duration of the study is based on achieving a specified number of events). Whether or not we have to increase the study size to up to 6,500 patients, our MERLIN TIMI-36 clinical trial may be delayed due to continued slower than anticipated event rates. The MERLIN TIMI-36 clinical trial of Ranexa is a large and expensive clinical study, and any delay in its conduct or completion could adversely affect our statements of operations.

We may be unable to maintain our proposed schedules for investigational new drug applications, which are regulatory filings made by a drug sponsor to the FDA to allow human clinical testing in the United States, and equivalent foreign applications and clinical protocol submissions to the FDA and other regulatory agencies. In addition, we may be unable to maintain our proposed schedules for initiation and completion of clinical trials as a result of FDA or other regulatory action or other factors, such as lack of funding, or the occurrence of adverse safety effects or other complications that may arise in any phase of a clinical trial program.

Furthermore, even if our clinical trials are completed on schedule, the data and results may differ from those obtained in preclinical studies and earlier clinical trials. Clinical trials may not demonstrate sufficient safety or efficacy to obtain the necessary marketing approvals. For example, although our previous phase III trials of Ranexa had positive results, our on-going MERLIN TIMI-36 study of Ranexa is in a different patient population for a different potential use with different entry criteria. These factors, other differences and the inherent variability of clinical trial results mean that there can be no assurance that we will obtain positive results from the MERLIN TIMI-36 study.

Another potential example of variability in clinical study results concerns our regadenoson program, for which we expect to obtain results from two phase III studies that have an identical study design. The design of our identical phase III studies is different from the designs of our prior clinical studies of regadenoson. The two phase III studies are non-inferiority studies, using a complex comparison based on multiple readings of reperfusion imaging scans by various blinded human scan readers. In light of the unusual study design for phase III of the clinical program, as well as the inherently high degree of variability in the reading of reperfusion imaging scans (meaning that a single scan reviewed by two different readers, or even a single scan reviewed twice by the same reader, can produce different results), there can be no assurance that we will obtain positive results from either of these phase III studies of regadenoson. In addition, there can be no assurance that the results of the first phase III study of regadenoson will be predictive of the results of the second phase III study.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. We may not be able to maintain our proposed schedules for the submission of any new drug application in the United States or any marketing approval application or other foreign applications for any of our products. If we submit any new drug application, including any amended new drug application or supplemental new drug application, to the FDA seeking marketing approval for any of our products, or new labeling for any approved products, including any expanded product labeling, the FDA must decide whether to either accept or reject the submission for filing. We cannot be certain that any of these submissions will be accepted for filing and reviewed by the FDA, or that our marketing approval application submissions to European regulatory authorities or any other marketing applications submitted to other foreign authorities will be accepted for filing and review by those authorities. We cannot be certain that we will be able to respond to any regulatory requests during the review period in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our products will receive a favorable recommendation from any FDA advisory committee or foreign regulatory bodies or be approved for marketing or expanded product labeling by the FDA or foreign regulatory authorities. In addition, delays in approvals or rejections of United States or foreign marketing applications including product labeling expansions such as for ACEON® may be based upon many factors, including regulatory requests for additional analyses, reports, clinical inspections, clinical and/or preclinical data and/or studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and/or the emergence of new information regarding our products or other products. For example, with respect to the marketing approval application for ranolazine filed with the European Medicines Agency, foreign regulatory authorities could request additional preclinical and/or clinical data or analyses prior to any approval. If any such requests for additional data or analyses were not satisfied, this could result in rejection or withdrawal of the marketing approval application.

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

In addition to the Ranexa new drug application in the United States, as amended, we have filed a marketing approval application seeking marketing approval for ranolazine for the treatment of chronic angina with the European Medicines Agency. European regulators commonly raise significant objections on many approval applications on initial review. In addition to the potential for multiple cycles of review, which can also occur with the FDA in the United States, there are potentially important substantive differences in reviews of approval applications in Europe and the United States. For example, preclinical and/or clinical trials that are accepted by the FDA in support of a new drug application may not be accepted by the European Medicines Agency. Similarly, preclinical and/or clinical trials that are accepted by the European Medicines Agency in support of a new drug application may not be accepted by the FDA. In addition, approval of a product in one jurisdiction is no guarantee that any other regulatory authorities will also approve it. We intend to file applications for regulatory approval of our products in various foreign jurisdictions from time to time in the future. However, we have not received any regulatory approvals in any foreign jurisdiction for the commercial sale of any of our products.

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

In December 2002, we submitted a new drug application for Ranexa to the FDA for the potential treatment of chronic angina. In October 2003, we received an approvable letter from the FDA in which the FDA indicated that Ranexa is approvable, that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. In June 2004, we announced that we reached written agreement with the FDA under the FDA’s SPA process on a protocol for a clinical trial of Ranexa, our ERICA study, which could support the approval of Ranexa for the treatment of chronic angina in a restricted patient population, which we expect would be only a portion of the overall angina patient population. In April 2005, we announced that Ranexa met the primary endpoint of reducing weekly angina frequency compared to placebo in the ERICA study. In July 2005, we submitted an amendment to the Ranexa NDA to the FDA under our SPA agreement for the ERICA study. The NDA amendment includes the ERICA study results, as well as additional information such as new safety data from our on-going open-label safety studies of Ranexa. We believe that the ERICA study results and NDA amendment could support approval of the product in the United States for the treatment of chronic angina in a restricted patient population by the end of January 2006. However, the FDA retains significant discretion in interpreting the results of the study, the amended NDA and the terms of the SPA. The FDA may conduct additional inspections as part of its review of the amended NDA, including of clinical trial sites. Also, additional data analyses conducted by us or by the FDA may give rise to questions or concerns. As a result, the existence of the SPA for this study does not guarantee a positive review of the amended NDA or an approval for Ranexa. Moreover, if new scientific concerns regarding product safety or efficacy arise, or if the FDA ultimately determines that any new data are insufficient for approval, we expect that any potential approval of Ranexa in the United States would be substantially delayed or could be prevented altogether.

In July 2004, we announced that we reached written agreement with the FDA on a protocol for an additional clinical trial of Ranexa, which could support potential approval of Ranexa as first-line therapy for patients suffering from chronic angina, and could also result in approval for treatment and long-term prevention of acute coronary syndromes. This agreement was also reached under the FDA’s SPA process. This clinical study is known as the MERLIN TIMI-36 study, and will enroll approximately 5,500 patients, although the study’s duration is based on achieving a specified number of events. We may be required to expand the study size to up to approximately 6,500 patients if the event rates are slower than we anticipated. An independent data safety monitoring board overseeing the study may end the study early with no notice due to results observed by the board during one of its periodic safety assessments of the study or in the blinded interim efficacy analysis of the study. As part of the SPA agreement with the FDA relating to this study, in order to obtain potential approval as first-line therapy for angina patients, we must also perform a separate successful clinical evaluation of higher doses of Ranexa.

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

Product/Product Candidate	United States Primary Compound Patent Expiration
Ranexa	2003*
Regadenoson	2019
ACEON®	2009†

*	Because ranolazine is a new chemical entity, under applicable United States laws we expect exclusivity for five years from the date of the first FDA approval of Ranexa for the ranolazine compound. In addition, the United States compound patent relating to Ranexa expired in 2003, but we have received several one-year interim patent term extensions under the Hatch-Waxman Act, which we intend to continue to renew annually. If the new drug application for Ranexa is approved in the United States, we plan to reapply on a permanent basis for patent term extension. At such time we expect to be able to receive an extension under the Hatch-Waxman Act, which we anticipate would extend the patent protection to 2008 for ranolazine for the use approved by the FDA. Also, we have received issued patents from the United States Patent and Trademark Office claiming various sustained release formulations of ranolazine and methods of using sustained release formulations of ranolazine, including the formulation tested in our Phase III trials for Ranexa, for the treatment of chronic angina. These patents expire in 2019. After the end of the periods of exclusivity and Hatch-Waxman patent term extension described above, we will be reliant on these issued patents claiming uses and formulations of Ranexa, and it is possible that one or more competitors could develop competing products that do not infringe these patent claims, or could succeed in invalidating these issued patent claims, or that these patents could be lost through an interference or opposition proceeding, reexamination, litigation or otherwise.

†	Perindopril and its use in the treatment of hypertension are covered by an issued patent that covers the compound and expires in November 2009.

In addition to these issued patents, we seek to file patent applications pending relating to each of our potential products. Although patent applications filed in the United States are now published 18 months after their filing date, as provided by federal legislation enacted in 1999. This statutory change applies only to applications filed on or after November 2000. Applications filed in the United States prior to this date are maintained in secrecy until a patent issues. As a result, we can never be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. There may be third party patents, patent applications, trademarks and other intellectual property relevant to our compounds, products, services, development efforts and technology which are not known to us and that block or compete with our compounds, products, services, development efforts or technology. For example, competitors may have filed applications for, or may have received or in the future may receive, patents, trademarks and/or other proprietary rights relating to compounds, products, services, development efforts or technology that block or compete with ours.

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

Changes in accounting rules for stock-based compensation will adversely affect our operating results, and may adversely affect our stock price and our competitiveness in the employee marketplace.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values, beginning with the first quarterly period after June 15, 2005, with early adoption permitted. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates for SFAS 123R such that we are now allowed to adopt the new standard effective January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alterative to financial statement recognition. We expect to adopt SFAS 123R on January 1, 2006.

We are exposed to risks related to foreign currency exchange rates.

A growing amount of our operating expenses are denominated in foreign currencies. Most of our foreign expenses are associated with our ongoing clinical studies, such as our MERLIN TIMI-36 clinical trial of Ranexa, or the operations of our United Kingdom-based wholly owned subsidiary. We are primarily exposed to changes in exchange rates in Europe and Canada. When the United States dollar weakens against these currencies, the dollar value of the foreign-currency denominated expense increases, and when the dollar strengthens against these currencies, the dollar value of the foreign-currency denominated expense decreases. Consequently, changes in exchange rates, and in particular a weakening of the United States dollar, may adversely affect our results of operations. We currently do not hedge against our foreign currency risks.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include in annual reports on Form 10-K an assessment by management of the effectiveness of internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement first applied to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and thereafter applies to each annual filing on Form 10-K. As we begin commercial operations, we are in the process of designing, implementing, documenting and testing new internal controls for these operations. In addition, we will become more dependent on the internal controls maintained by our collaborative partners. If we are not successful in implementing these new internal controls for commercial operations, or if our collaborative partners fail to maintain adequate internal controls on which we rely to prepare our financial statements, our management may determine that our internal controls over financial reporting are not effective. In addition, if our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding.

The market price of our stock has been and may continue to be highly volatile, and the value of an investment in our common stock may decline.

Within the last 12 months, our common stock has traded between $11.28 and $28.69 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Announcements and other events may have a significant impact on the market price of our common stock. For example, recent announcements and events related to the FDA’s review of Ranexa have caused significant volatility in the market price of our common stock. We may have no control over information announced by third parties, such as our corporate partners or our competitors, which may impact our stock price.

Other announcements and events that can impact the market price of the shares of our common stock include, without limitation:

•	results of our clinical trials and preclinical studies, or those of our corporate partners or our competitors;

•	regulatory actions with respect to our products or our competitors’ products;

•	achievement of other research or development milestones, such as completion of enrollment of a clinical trial or making a regulatory filing;

•	our operating results;

•	our product sales and product revenues;

•	adverse developments regarding the safety and efficacy of our products, our product candidates, or third-party products that are similar to our products or our product candidates;

•	developments in our relationships with corporate partners;

•	developments affecting our corporate partners;

•	government regulations, reimbursement changes and governmental investigations or audits related to us or to our products;

•	changes in regulatory policy or interpretation;

•	developments related to our patents or other proprietary rights or those of our competitors;

•	changes in the ratings of our securities by securities analysts;

•	operating results or other developments that do not meet the expectations of public market analysts and investors;

•	purchases or sales of our securities by investors who seek to exploit the volatility of our common stock price;

•	market conditions for biopharmaceutical or biotechnology stocks in general; and

•	general economic and market conditions.

In addition, if we fail to reach an important research, development or commercialization milestone or result by a publicly expected deadline, even if by only a small margin, there could be a significant impact on the market price of our common stock. For example, in October 2003, we announced that the FDA required additional clinical data before approving Ranexa for commercialization. The price of our common stock decreased significantly after this announcement. In addition, as we approach the announcement of important clinical data, such as the results of our two regadenoson phase III studies, and as we announce such results, we expect the price of our common stock to be particularly volatile, and negative results would have a substantial negative impact on the price of our common stock.

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

As of June 30, 2005, we had approximately $329.6 million in long-term convertible debt and aggregate annual debt service obligations on this debt of approximately $9.9 million. On July 1, 2005, we issued $149.5 million principal amount of 3.25% senior subordinated convertible notes due 2013. On August 3, 2005, we redeemed all of the outstanding $79.6 million principal amount of our 4.75% convertible subordinated notes due 2007. As a result, as of August 4, 2005, we had approximately $399.5 million in long-term convertible debt and aggregate annual debt service obligations on this debt of approximately $11.0 million. If we issue other debt securities in the future, our debt service obligations and interest expense will increase further.

We intend to fulfill our debt service obligations from our existing cash and investments. In the future, if we are unable to generate cash or raise additional cash through financings sufficient to meet these obligations and need to use existing cash or liquidate investments in order to fund these obligations, we may have to delay or curtail research, development and commercialization programs.

Our indebtedness could have significant additional negative consequences, including, without limitation:

•	requiring the dedication of a portion of our cash to service our indebtedness and to pay off the principal at maturity, thereby reducing the amount of our expected cash available for other purposes, including funding our commercialization efforts, research and development programs and other capital expenditures;

•	increasing our vulnerability to general adverse economic conditions;

•	limiting our ability to obtain additional financing; and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

If we sell shares of our common stock in future financings, existing common stockholders will experience immediate dilution and, as a result, our stock price may go down.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock sold at such discount.

In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders will experience dilution.

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

In addition, our board of directors has the authority to issue shares of preferred stock without stockholders’ approval, which also could make it more difficult for stockholders to replace or remove our current management and for another company to acquire us. We are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law, which could delay a merger, tender offer or proxy contest or make a similar transaction more difficult. In general, this statute prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

If any or all of our existing notes and debentures are converted into shares of our common stock, existing common stockholders will experience immediate dilution and, as a result, our stock price may go down.

Our existing convertible debt is convertible, at the option of the holder, into shares of our common stock at varying conversion prices, subject to the satisfaction of certain conditions. We have reserved shares of our authorized common stock for issuance upon conversion of our existing convertible notes and convertible debentures. If any or all of our existing notes and debentures are converted into shares of our common stock, our existing stockholders will experience immediate dilution and our common stock price may be subject to downward pressure. If any or all of our notes and debentures are not converted into shares of our common stock before their respective maturity dates, we will have to pay the holders of such notes or debentures the full aggregate principal amount of the notes or debentures, as applicable, then outstanding. Any such payment would have a material adverse effect on our cash position. Alternatively, from time to time we might need to modify the terms of the notes and/or the debentures prior to their maturity in ways that could be dilutive to our stockholders, assuming we can negotiate such modified terms.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and strive to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and marketable securities as “fixed-rate” if the rate of return on such instruments remains fixed over their term. These “fixed-rate” investments include U.S. government securities, commercial paper, asset backed securities, corporate bonds, and foreign bonds. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates. We classify our cash equivalents and marketable securities as “variable-rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. As of June 30, 2005, there have been no material changes in these market risks since December 31, 2004.

Our long-term debt at June 30, 2005 includes $79.6 million of 4.75% convertible subordinated notes due March 7, 2007, which were redeemed August 3, 2005, $100.0 million of 2.0% senior subordinated convertible debentures due May 16, 2023 and $150.0 million of 2.75% senior subordinated convertible notes due May 16, 2012. Our long-term debt at June 30, 2005 excludes $149.5 million of 3.25% senior subordinated convertible notes due 2013, which was issued in July 2005. Interest on the 4.75% convertible subordinated notes was fixed and payable semi-annually on March 7 and September 7 each year. Interest on the 2.0% senior subordinated convertible debentures is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 2.75% senior subordinated convertible notes is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 3.25% senior subordinated convertible notes due 2013 is fixed and payable semi-annually on February 16 and August 16 each year, beginning February 16, 2006. All the notes and debentures are convertible into shares of our common stock at any time prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events. The market value of our long-term-debt will fluctuate with movements of interest rates and with movements in the value of our common stock.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

At our Annual Meeting of Stockholders held on May 26, 2005, three matters were voted upon. A description of each matter and a tabulation of the votes for each of the matters follow:

1.	Proposal to elect three (3) directors, each to serve until the 2008 Annual Meeting of Stockholders and until his or her successor is elected and qualified or until his or her earlier resignation or removal:

Nominee	For	Withheld
Santo J. Costa	30,479,990	2,011,367
John Groom	30,681,135	1,810,222
Barbara J. McNeil, M.D., Ph.D.	31,051,452	1,439,905

Louis G. Lange, M.D., Ph.D., Peter Barton Hutt, Thomas E. Shenk, Ph.D., Thomas L. Gutshall, and Kenneth B. Lee, Jr. continued as directors after the Annual Meeting.

2.	Proposal to approve the amendment and restatement to our 2000 Equity Incentive Plan:

For	Against	Abstain
15,456,884	5,647,555	65,419

There were 11,321,499 broker non-votes.

3.	Proposal to ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2005:

For	Against	Abstain
31,607,704	867,628	16,025

There were no broker non-votes.

Item 5.	Other Information

In June 2005, we announced that in accordance with Nasdaq marketplace rule 4350, we granted 134 new non-executive employees inducement stock options covering an aggregate of 269,100 shares of common stock under our 2004 Employment Commencement Incentive Plan. These inducement stock options are classified as non-qualified stock options with an exercise price equal to the fair market value on the grant date. The options have a ten-year term and vest over four years as follows: 20% of these options will vest on the date one year from the optionee’s hire date, 20% of the options will vest in monthly increments during each of the second and third years, and 40% of the options will vest in monthly increments during the fourth year (in all cases subject to the terms and conditions of our 2004 Employment Commencement Incentive Plan).

Section 10A(i)(2) of the Securities Exchange Act of 1934, as added in Section 202 of the Sarbanes-Oxley Act of 2002, requires us to disclose the approval by our Audit Committee of any non-audit services to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or review of the financial statements of a company or provided in connection with statutory and regulatory filings or engagements, such as review of registration statements on Form S-8, convertible debt offering services, review of registration statements on Form S-3 and amendments to such registration statements.

In May 2005, our Audit Committee approved the engagement of Ernst & Young LLP for non-audit services relating to the performance of certain compensation accounting consulting services.

Item 6.	Exhibits

Exhibit Number

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CV THERAPEUTICS, INC.

Date: August 8, 2005	By:	/s/ LOUIS G. LANGE, M.D., PH.D.
Louis G. Lange, M.D., Ph.D.
Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2005	By:	/s/ DANIEL K. SPIEGELMAN
Daniel K. Spiegelman
Chief Financial Officer (Principal Financial and Accounting Officer)