Form 10-Q
period 2005-09-30
CV THERAPEUTICS INC
filed 2005-11-03
CIK 921506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 31, 2005 was 44,728,881.

CV THERAPEUTICS, INC.

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2004	September 30, 2005
	(A)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,759	$37,590
Marketable securities	383,744	485,172
Restricted cash	6,125	11,582
Other current assets	17,275	16,018

Total current assets	427,903	550,362
Notes receivable from related parties	435	100
Property and equipment, net	15,284	18,065
Restricted cash	6,797	12,877
Other assets	11,811	14,366

Total assets	$462,230	$595,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,745	$5,511
Accrued and other current liabilities	38,664	51,194
Current portion of deferred revenue	1,029	665

Total current liabilities	46,438	57,370
Convertible subordinated notes	329,645	399,500
Deferred revenue	543	166
Other liabilities	6,202	10,444

Total liabilities	382,828	467,480
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized, 34,634,727 and 44,688,628 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	666,119	878,769
Accumulated deficit	(584,559)	(738,502)
Deferred stock-based compensation	—	(8,833)
Accumulated other comprehensive loss	(2,158)	(3,144)

Total stockholders’ equity	79,402	128,290

Total liabilities and stockholders’ equity	$462,230	$595,770

(A)	Derived from the audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2004

See accompanying notes

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Revenues:
Collaborative research	$5,645	$4,142	$12,849	$15,519
Operating expenses:
Research and development	27,732	27,762	75,691	94,468
Selling, general and administrative	9,695	31,652	31,379	73,156

Total operating expenses	37,427	59,414	107,070	167,624

Loss from operations	(31,782)	(55,272)	(94,221)	(152,105)
Interest and other income, net	1,863	4,692	5,338	9,271
Interest expense	(2,851)	(4,240)	(10,689)	(9,935)
Other expense	—	(1,100)	(1,749)	(1,174)

Net loss	$(32,770)	$(55,920)	$(101,321)	$(153,943)

Basic and diluted net loss per share	$(1.03)	$(1.26)	$(3.25)	$(3.98)

Shares used in computing basic and diluted net loss per share	31,793	44,437	31,153	38,712

See accompanying notes

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(101,321)	$(153,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on the sale of investments	374	304
Write-off of unamortized issuance costs on notes repurchased	1,615	621
Forgiveness of related party notes and interest	32	36
Stock-based compensation expense	1,138	3,872
Depreciation and amortization	11,130	8,541
Change in assets and liabilities:
Other current assets	(3,146)	1,755
Restricted cash	(11,025)	(11,537)
Other assets	349	34
Accounts payable	(718)	(1,234)
Accrued and other liabilities	10,353	15,987
Deferred revenue	(772)	(741)

Net cash used in operating activities	(91,991)	(136,305)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(286,895)	(297,760)
Sales of investments	294,251	137,467
Maturities of investments	16,725	53,594
Capital expenditures	(1,893)	(5,387)
Notes receivable from related parties	250	—

Net cash provided by (used in) by investing activities	22,438	(112,086)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(319)	—
Repurchase and redemption of convertible subordinated notes	(116,605)	(79,645)
Borrowings under senior subordinated convertible notes, net of issuance costs	145,141	144,727
Net proceeds from issuance of common stock	46,399	200,140

Net cash provided by financing activities	74,616	265,222

Net increase in cash and cash equivalents	5,063	16,831
Cash and cash equivalents at beginning of period	15,840	20,759

Cash and cash equivalents at end of period	$20,903	$37,590

See accompanying notes

CV THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of CV Therapeutics, Inc. have been prepared following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted. The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for, the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2005 or of future operating results for any interim period. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2004, which includes our audited consolidated financial statements and the notes thereto.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current presentation. We have combined line items in the condensed consolidated statements of operations previously separately titled “sales and marketing” and “general and administrative” to a new category titled “selling, general and administrative.”

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Valuation of Marketable Securities

We invest our excess cash balances primarily in short-term and long-term marketable debt securities for use in current operations. Accordingly, we have classified all investments as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss) unless we conclude that unrealized losses represent an other than temporary impairment. In that circumstance, such losses would be reflected in the condensed consolidated statements of operations. Realized gains and losses are included in interest and other income, net. Estimated fair value is based upon quoted market prices for these or similar instruments.

Comprehensive Loss

Comprehensive loss consists of net loss plus the changes in unrealized gains and losses on available-for-sale investment securities. Comprehensive loss was $32.0 million and $56.9 million for the quarters ended September 30, 2004 and September 30, 2005, respectively, and $103.1 million and $154.9 million for the nine months ended September 30, 2004 and September 30, 2005, respectively.

Revenue Recognition

Revenue under our collaborative research arrangements is recognized based on the performance requirements of each contract. Amounts received under such arrangements consist of up-front license payments, periodic milestone payments and reimbursement for research activities. Up-front or milestone payments, which are subject to future performance requirements, are recorded as deferred revenue and are recognized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate performance period based on research progress attained and certain events, such as changes in the regulatory and competitive environment. Revenues related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed. Revenue under our ACEON® co-promotion agreement is recognized based on net product sales recorded by Solvay Pharmaceuticals, Inc., our co-promotion partner, for each reporting period. We have not recognized any co-promotion revenue to date.

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

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful accrual of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our consolidated financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

Prior to regulatory approval of our drug candidates, we incur expenses for the manufacture of drug product that could potentially be available to support the commercial launch of these drug candidates. Until the necessary initial regulatory approval has been received or is otherwise considered assured, we will charge all such amounts to research and development expenses.

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

During 2005, we issued restricted stock units (RSUs) to our employees, including executives, and to certain consultants. In accordance with APB No. 25, we valued the RSUs at the market price of our common stock on the date of the award and we are recognizing the associated stock compensation expense, using the straight-line method, over the period the services are performed, which is generally 48 months. Almost all of the RSUs provide for immediate acceleration of vesting in the event that we achieve a certain annualized product revenue threshold over four consecutive quarters. Deferred stock-based compensation on our consolidated balance sheet represents the value of RSUs granted to employees as of the grant date remaining to be amortized as the services are performed.

We also issued stock appreciation rights (SARs) to certain executives in the first quarter of 2005. The SARs are valued in accordance with APB No. 25 and Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an Interpretation of APB Opinions No. 15 and 25.” Compensation is measured at the end of each period as the amount by which the volume weighted average market price of the shares covered by the SAR exceeds the SAR base value (the predetermined strike price of the instrument of $26.45, which represented a 15% premium to the market price on the grant date), and compensation expense, if any, is accrued using the accelerated attribution method over the period the related services are performed. Changes in the SAR value are reflected as an adjustment of compensation expense in the periods in which the changes occur. We currently expect to settle all amounts due under the SARs, if any, using shares of our common stock.

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

For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148), the estimated fair value of stock options, RSUs and SARs is amortized to expense over the vesting periods. The following table illustrates the effect on reported net loss and net loss per share if we had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Net loss:
As reported	$(32,770)	$(55,920)	$(101,321)	$(153,943)
Add: Stock-based employee compensation included in reported net loss	—	785	—	2,210
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(2,347)	(5,605)	(11,324)	(14,825)

Pro forma net loss	$(35,117)	$(60,740)	$(112,645)	$(166,558)

Net loss per share basic and diluted:
As reported	$(1.03)	$(1.26)	$(3.25)	$(3.98)

Pro forma	$(1.10)	$(1.37)	$(3.62)	$(4.30)

The fair value of our options to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Stock options:
Expected life (years)	5.3	5.3	4.9	5.2
Expected volatility	65%	60%	65%	62%
Risk-free interest rate	3.4%	4.0%	3.4%	4.0%

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” (Statement 123R) which is a revision of SFAS No. 123. Statement 123R supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options and stock appreciation rights, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

We must adopt Statement 123R no later than January 1, 2006 and we expect to do so on that date.

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

We plan to adopt Statement 123R using the modified prospective method and plan to adopt the straight-line method of expense attribution under Statement 123R for all options issued after January 1, 2006. We plan to use the Black-Scholes option pricing model to value options under Statement 123R.

As permitted by Statement 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method. As a result, we generally recognize no compensation cost for employee stock options. We have, however, begun including expense amounts associated with RSUs and SARs in our results of operations beginning January 1, 2005. The adoption of Statement 123R’s fair value method will have a significant impact on our consolidated results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R will depend in part on levels of share-based payments granted in the future and other unknown variables, such as estimated forfeiture rates, volatility, interest rates and option term length.

In accordance with Statement 123R, deferred compensation and related common stock on our balance sheet as of December 31, 2005 (which totals approximately $8.8 million as of September 30, 2005) will be reversed and future charges for deferred compensation from our RSUs will be recorded to common stock directly as the related services are performed.

2. Convertible Subordinated Notes

In May and June 2004, we repurchased approximately $116.6 million principal amount of our outstanding 4.75% convertible subordinated notes due 2007. In connection with the repurchases, we recorded a loss of approximately $3.3 million for the early extinguishment of debt, which included $1.6 million in unamortized offering costs, included in interest expense, and $1.7 million in premium payments above the principal value of the notes, included in other expense.

In August 2005, we redeemed the remaining approximately $79.6 million principal amount of our outstanding 4.75% convertible subordinated notes due 2007. In connection with the redemption, we recorded a loss of approximately $1.7 million for the redemption of debt, which included $0.6 million in unamortized offering costs, included in interest expense, and $1.1 million in premium payments above the principal value of the notes, included in other expense.

3. Senior Subordinated Convertible Notes

In July 2005, we sold $149.5 million aggregate principal amount of 3.25% senior subordinated convertible notes due 2013 for net proceeds of approximately $144.8 million. We used approximately $14.2 million of the net proceeds from the convertible note offering to fund an escrow account to provide security for the first six scheduled interest payments on the notes. We are required to pay interest semi-annually on February 16 and August 16 of each year, beginning February 16, 2006. The notes are convertible, at the option of the holder, at any time prior to maturity, at a conversion rate of 37.037 shares per $1,000 principal amount of notes, which is equal to a conversion price of approximately $27.00 per share, subject to adjustment.

4. Stockholders’ Equity

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

In July 2005, we completed a public equity financing with gross equity proceeds of $180.4 million. We sold 8,350,000 shares of common stock at a price of $21.60 per share for net proceeds of approximately $170.2 million.

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

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation, and defending these lawsuits is likely to be costly, time-consuming and uncertain. Accordingly, no expense accrual has been established for these lawsuits.

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

Overview

CV Therapeutics, Inc., headquartered in Palo Alto, California, is a biopharmaceutical company focused on applying molecular cardiology to the discovery, development and commercialization of novel, small molecule drugs for the treatment of cardiovascular diseases. We apply advances in molecular biology and genetics to identify mechanisms of cardiovascular diseases and targets for drug discovery. We have multiple clinical development drug candidates, including our lead drug candidate Ranexa™ (ranolazine) for the potential treatment of chronic angina, which is subject to an approvable letter from the United States Food and Drug Administration, or FDA, and an amended new drug application. In addition, we are co-promoting ACEON® (perindopril erbumine) Tablets, an angiotensin converting enzyme inhibitor, or ACE inhibitor, with our collaborative partner, Solvay Pharmaceuticals, Inc. We also have several preclinical programs whose objectives are to bring additional drug candidates into human clinical testing.

In December 2004, we signed a co-promotion agreement with Solvay Pharmaceuticals to co-promote ACEON® in the United States. In August 2005, the FDA approved ACEON® for the treatment of patients with stable coronary artery disease to reduce the risk of cardiovascular mortality or non-fatal myocardial infarction. ACEON® is also approved by the FDA for the treatment of essential hypertension. We have hired and deployed a national cardiovascular specialty sales force that includes approximately 250 cardiovascular account specialists to promote ACEON® in the United States. Under this co-promotion agreement, we are entitled to receive from Solvay Pharmaceuticals, on average, approximately 50% to 60% of sales above a specified baseline level of net sales of ACEON®, if any.

We are developing our lead drug candidate, Ranexa, for the potential treatment of chronic angina. Unlike current anti-anginal drug therapies, Ranexa appears to exert its anti-anginal activity without depending on reductions in heart rate or blood pressure. If approved by the FDA, Ranexa would represent the first new class of anti-anginal therapy in the United States in more than 25 years. In October 2003, the FDA sent us an approvable letter indicating that Ranexa is approvable, that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. In April 2005, we announced positive data from our Evaluation of Ranolazine In Chronic Angina, or ERICA study, which was conducted under the FDA’s special protocol assessment, or SPA, process. In July 2005, we submitted an amendment to our new drug application for Ranexa to the FDA, which has a regulatory action target date of January 27, 2006, and could lead to product approval from the FDA for the treatment of chronic angina in a restricted patient population. In order to potentially broaden the product labeling for Ranexa, if any, over time, we also reached a written agreement with the FDA in August 2004 on a separate SPA for a Phase 3 clinical study of Ranexa, known as Metabolic Efficiency with Ranolazine for Less Ischemia in non-ST Elevation Acute Coronary Syndromes, or MERLIN TIMI-36. The MERLIN TIMI-36 study could support potential approval of Ranexa as first-line therapy for patients suffering from chronic angina. In order to obtain potential approval as first-line angina therapy, under the SPA the MERLIN TIMI-36 study must show no adverse trend in death or arrhythmia associated with Ranexa, and we must also perform a separate successful clinical evaluation of higher doses of Ranexa, which is ongoing. In addition, the MERLIN TIMI-36 study, if positive, could also result in the approval of Ranexa for the treatment and long-term prevention of acute coronary syndromes. The MERLIN TIMI-36 study began enrollment in October 2004 and is being conducted by the Harvard-based TIMI Study Group. Based on the current enrollment rates and event rates for the study, both of which may decrease in the future, we expect that approximately 6,500 patients will be enrolled in the study, patient enrollment will be completed in the second quarter of 2006, the study will be completed by the fourth quarter of 2006, and preliminary study results could be available in the fourth quarter of 2006 or the first quarter of 2007.

In March 2004, we submitted a marketing authorization application, or MAA, to European regulatory authorities seeking approval of ranolazine for the treatment of chronic angina in Europe. The MAA was filed for review under the European regulatory authorities’ centralized procedure by our European subsidiary, CV Therapeutics Europe Limited. In October 2005, European regulatory authorities indicated that additional clinical pharmacokinetic information is needed prior to potential approval of ranolazine for the treatment of chronic angina in Europe. Because the European regulatory procedure does not provide a mechanism for obtaining and adding new information to an MAA at this point in the process, we withdrew the MAA seeking approval of ranolazine in Europe. We expect one or more additional clinical pharmacokinetic studies will be required prior to any approval of ranolazine, but not a large or lengthy clinical trial such as a large-scale efficacy study. We plan to continue working with European regulatory authorities to further clarify what is required prior to potential approval. Although we have not determined a target date for resubmission of an MAA, if the data from additional studies are positive, we would expect to resubmit an MAA seeking approval of ranolazine for the treatment of chronic angina in Europe.

Another one of our late stage compounds is regadenoson, a selective A2A-adenosine receptor agonist for potential use as a pharmacologic agent in myocardial perfusion imaging studies. We previously initiated two double-blind Phase 3 clinical trials of regadenoson. The first of the two Phase 3 studies of regadenoson met its primary endpoint by showing that myocardial perfusion imaging, or MPI, studies conducted with regadenoson were comparable to MPI studies conducted with the leading agent for MPI studies in the United States. The second Phase 3 study of regadenoson is ongoing. We expect to receive preliminary study results from the second Phase 3 study of regadenoson by the middle of 2006. If these data are positive we would expect to submit a new drug application for regadenoson to the FDA by the end of 2006. In addition, we have several ongoing clinical, research and preclinical development programs.

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

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our condensed consolidated financial statements and accompanying notes. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Valuation of Marketable Securities

We invest our excess cash balances primarily in short-term and long-term marketable debt securities for use in current operations. Accordingly, we have classified all investments as short term, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss) unless we conclude that unrealized losses represent an other than temporary impairment. In that circumstance, such losses would be reflected in the condensed consolidated statements of operations. Realized gains and losses are included in interest and other income, net. Estimated fair value is based upon quoted market prices for these or similar instruments.

Revenue Recognition

Revenue under our collaborative research arrangement is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front license payments, periodic milestone payments and reimbursements for research activities. Up-front or milestone payments which are still subject to future performance requirements are recorded as deferred revenue and are amortized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate performance period based on research progress attained and certain events, such as changes in the regulatory and competitive environment. Revenues related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed.

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

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful accrual of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our consolidated financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

Prior to regulatory approval of our drug candidates, we incur expenses for the manufacture of drug product that could potentially be available to support the commercial launch of these drug candidates. Until the necessary initial regulatory approval has been received or is otherwise considered assured, we will charge all such amounts to research and development expenses.

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

Results of Operations

Revenues. Collaborative research revenues were $4.1 million for the quarter ended September 30, 2005, compared to $5.6 million for the quarter ended September 30, 2004. Collaborative research revenues were $15.5 million for the nine months ended September 30, 2005, compared to $12.8 million for the nine months ended September 30, 2004. The decrease in the quarter and the increase in the nine months were primarily due to changes in the amounts of reimbursable development costs incurred in connection with two Phase 3 clinical trials undertaken in our collaboration with Astellas US LLC for the development of regadenoson. We announced data for one of the two Phase 3 clinical trials for regadenoson in August 2005 and this trial has now been largely completed, while the other Phase 3 trial is ongoing.

We do not expect any significant ACEON® co-promotion revenues in 2005 and expect that any significant increase in co-promotion revenues for the next several years after 2005 will depend upon the successful commercialization of ACEON® by us and our collaborative partner, Solvay Pharmaceuticals.

With respect to Ranexa, the FDA target action date for the amended new drug application is in January 2006. As a result we do not expect any product revenues in 2005, and expect that any product revenues for Ranexa in the future will depend upon the successful regulatory approval of the amended new drug application and our successful commercialization efforts.

Research and Development Expenses. Research and development expenses were $27.8 million for the quarter ended September 30, 2005 and $27.7 million for the quarter ended September 30, 2004. Research and development expenses increased to $94.5 million for the nine months ended September 30, 2005, compared to $75.7 million for the nine months ended September 30, 2004. The increase for the nine months was primarily due to higher outside contract service expenses for our Phase 3 Ranexa and regadenoson studies, and to a lesser extent, higher personnel related expenses resulting from increased headcount in our research and development organization. We expect research and development expenses to continue at approximately the same levels as the nine months ended September 30, 2005 through the remainder of 2005 as we continue the Phase 3 MERLIN TIMI-36 study and other clinical and preclinical studies for Ranexa, regadenoson and our other research and development projects.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2004	2005	2004	2005
Ranexa	$14,578	$14,110	$39,294	$48,290
Regadenoson	7,478	6,115	19,363	22,990
Other projects	5,676	7,537	17,034	23,188

Total research and development	$27,732	$27,762	$75,691	$94,468

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $31.7 million for the quarter ended September 30, 2005, compared to $9.7 million for the quarter ended September 30, 2004. Selling, general and administrative expenses increased to $73.2 million for the nine months ended September 30, 2005, compared to $31.4 million for the nine months ended September 30, 2004. The increases were primarily due to additional personnel and related expenses incurred in conjunction with establishing and maintaining a national cardiovascular specialty sales force that includes approximately 250 cardiovascular account specialists and other ACEON® co-promotion related activities and, to a significantly lesser extent, higher personnel-related general and administrative expenses due to increased headcount to support our increased commercialization and other business activities. We expect selling, general and administrative expenses to increase through the remainder of 2005 as we co-promote ACEON® in the United States in 2005 and as we prepare for the potential launch of Ranexa in 2006.

Interest and Other Income, Net. Interest and other income, net increased to $4.7 million for the quarter ended September 30, 2005, compared to $1.9 million for the quarter ended September 30, 2004. The increase was primarily due to higher average balances and higher rates of income earned on our investment portfolio. Interest and other income, net increased to $9.3 million for the nine months ended September 30, 2005, compared to $5.3 million for the nine months ended September 30, 2004. The increase was primarily due to higher interest rates earned on our investment portfolio. We expect interest and other income, net to fluctuate in the future with changes in average investment balances and market interest rates.

Interest Expense. Interest expense increased to $4.2 million for the quarter ended September 30, 2005, compared to $2.9 million for the quarter ended September 30, 2004. The increase was primarily due to the additional interest expense incurred from the issuance of $149.5 million principal amount of 3.25% senior subordinated convertible notes due 2013 in July 2005 and the write-off of $0.6 million of previously unamortized debt issuance costs associated with the August 2005 redemption of the remaining outstanding $79.6 million principal amount of our previously issued 4.75% subordinated convertible notes due

2007, partially offset by the decrease in interest expense associated with the redeemed debt. Interest expense decreased to $9.9 million for the nine months ended September 30, 2005, compared to $10.7 million for the nine months ended September 30, 2004. The decrease was primarily due to the write-off of $1.6 million of previously unamortized debt issuance costs associated with the May and June 2004 repurchases of $116.6 million principal amount of our 4.75% subordinated convertible notes due 2007 compared to the write-off of $0.6 million of previously unamortized debt issuance costs associated with the August 2005 redemption of the remaining outstanding $79.6 million principal amount of our 4.75% subordinated convertible notes due 2007. We expect interest expense to fluctuate in the future with average convertible debt balances.

Other Expense. Other expense increased to $1.1 million for the quarter ended September 30, 2005, compared to zero for the quarter ended September 30, 2004. Other expense decreased to $1.2 million for the nine months ended September 30, 2005, compared to $1.7 million for the nine months ended September 30, 2004. The increase in the quarter versus the decrease in the nine months was primarily due to the premium paid above the principal value of approximately $1.1 million for the August 2005 redemption of $79.6 million principal amount of our 4.75% subordinated convertible notes due 2007 compared to the premium paid above the principal value of approximately $1.7 million for the May and June 2004 repurchases of $116.6 million principal amount of our 4.75% subordinated convertible notes due 2007.

Liquidity and Capital Resources

We have financed our operations since inception primarily through public offerings and private placements of debt and equity securities and payments under corporate collaborations.

In July 2005, we completed concurrent public equity and debt financings with net proceeds totaling approximately $315.0 million. We used approximately $14.2 million of the net proceeds from the convertible note offering to fund an escrow account to provide security for the first six scheduled interest payments on the notes. We are required to pay interest semi-annually on February 16 and August 16 of each year, beginning February 16, 2006. In August 2005, we redeemed the remaining outstanding $79.6 million principal amount of our 4.75% convertible subordinated notes due 2007 at a premium to the principal amount of the notes.

We estimate that our cash, cash equivalents and marketable securities as of September 30, 2005 should be sufficient to fund our operations for at least the next 18 months. We currently estimate that our net loss for 2005 will be approximately $215.0 million to $225.0 million.

As of September 30, 2005, we had $522.8 million in cash, cash equivalents and marketable securities, compared to $404.5 million at December 31, 2004. Net cash used in operating activities was $136.3 million for the nine months ended September 30, 2005, and resulted primarily from our net loss adjusted for changes in accrued and other liabilities, restricted cash and non-cash expenses. Net cash used in operating activities was $92.0 million for the nine months ended September 30, 2004, and resulted primarily from operating losses adjusted for non-cash expenses and changes in restricted cash and accrued and other liabilities.

Net cash used in investing activities of $112.1 million in the nine months ended September 30, 2005 consisted primarily of purchases of marketable securities of $297.8 million and capital expenditures of $5.4 million, partially offset by proceeds from sales and maturities of marketable securities of $191.1 million. Net cash provided by investing activities of $22.4 million in the nine months ended September 30, 2004 consisted primarily of sales and maturities of marketable securities of $311.0 million, partially offset by purchases of marketable securities of $286.9 million and capital expenditures of $1.9 million.

Net cash provided by financing activities of $265.2 million in the nine months ended September 30, 2005 was primarily due to the completion of concurrent public equity and debt financings in July 2005 with net proceeds totaling approximately $315.0 million. We sold 8,350,000 shares of common stock at a price of $21.60 per share and $149.5 million aggregate principal amount of 3.25% senior subordinated convertible notes due 2013. In August 2005, we redeemed the remaining outstanding $79.6 million principal amount of our 4.75% convertible subordinated notes due 2007 at a premium to the principal amount of the notes. Additionally, we sold 1,275,711 shares of common stock for net proceeds of approximately $25.0 million under the Common Stock Purchase Agreement with Acqua Wellington North American Equities Fund, Ltd. in February 2005. Net cash provided by financing activities of $74.6 million in the nine months ended September 30, 2004 was primarily due to net proceeds of approximately $145.2 million from the issuance of our 2.75% senior subordinated convertible notes, $20.0 million from the sale of 1,494,594 shares of common stock to Acqua Wellington North American Equities Fund, Ltd. and net proceeds of approximately $25.0 million for the sale of 1,609,186 shares of common stock to Mainfield Enterprises, Inc., partially offset by the repurchases of approximately $116.6 million principal amount of our 4.75% subordinated convertible notes due 2007 in May and June 2004.

We may from time to time seek to retire our outstanding debt through cash purchases and/or conversions or exchanges for equity securities in open market purchases, privately negotiated transactions or otherwise. Such purchases, conversions or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Alternatively, we may from time to time seek to restructure our outstanding debt through exchanges for new debt securities in open market transactions, privately negotiated transactions, or otherwise. The amounts involved may be material.

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

We have entered into certain manufacturing-related agreements in connection with the future commercial production of Ranexa.

The table below presents minimum payments under our commitments as of September 30, 2005:

	Convertible Notes	Manufacturing Agreements	Operating Leases
	(in thousands)
Year ending December 31,
2005 (remaining portion)	$3,062	$2,405	$3,007
2006	11,591	6,425	13,539
2007	10,984	2,456	13,570
2008	10,984	2,456	14,610
2009	10,984	1,228	14,403
2010 and thereafter	456,247	—	36,528

Total minimum payments	$503,852	$14,970	$95,657

Under our manufacturing-related agreements, additional payments up to $12.0 million above the specified minimums included in the table above will be required in connection with FDA approval of Ranexa, if any.

Risks and Uncertainties Related to Our Future Capital Requirements

According to industry statistics, it generally takes 10 to 15 years to research, develop and bring to market a new prescription medicine in the United States. Drug development in the United States is a process that includes multiple steps defined by the FDA under applicable statutes, regulations and guidance documents. After the preclinical research process of identifying, selecting and testing in animals a potential pharmaceutical compound, the clinical development process begins with the filing of an investigational new drug application, or IND, or equivalent foreign filing. If successful, an IND allows clinical study of the product candidate. Clinical development typically involves three phases of study: Phase 1, 2 and 3. The most significant costs associated with clinical development are usually for Phase 3 trials, which tend to be the longest and largest studies conducted during the drug development process. After the completion of a successful preclinical and clinical development program, a new drug application, or NDA, must be filed with the FDA, which includes among other things very large amounts of preclinical and clinical data and results and manufacturing-related information necessary to support requested approval of the product candidate. The NDA must be reviewed by the FDA, and the review and approval process is often uncertain, time-consuming and costly. The process for developing and obtaining regulatory review and approval of product candidates in other potentially significant markets such as the European Union is generally comparable to that in the United States, and also involves significant costs, time and uncertainty. In light of the steps and complexities involved, the successful development of our product candidates is highly uncertain. Actual product timelines and costs are subject to enormous variability and are very difficult to predict, as our clinical development programs are updated and changed to reflect the most recent clinical and preclinical data and other relevant information. In addition, various statutes and regulations also govern or influence the testing, manufacturing, safety reporting, labeling, storage, recordkeeping and marketing of each product. The lengthy process of seeking these regulatory reviews and approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals for our potential products could materially adversely affect our business.

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

We may require substantial additional funding in order to complete our research and development activities and commercialize our products and product candidates. As of September 30, 2005, our cash, cash equivalents and marketable securities totaled $522.8 million. We estimate that our cash, cash equivalents and marketable securities as of September 30, 2005 should be sufficient to fund our operations for at least the next 18 months. However, we cannot assure you that we will not require or seek additional funding prior to then or that additional financing will be available on acceptable terms or at all.

Our future capital requirements will depend on many factors, including revenues, if any, generated from ACEON® and Ranexa, if approved, market acceptance of our approved products, scientific progress in our research, development and commercialization programs, the size and complexity of these programs, the timing, scope and results of preclinical studies and clinical trials, our ability to establish and maintain collaborative partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical material and other factors not within our control. We cannot guarantee that the additional financing to meet our capital requirements will be available on acceptable terms or at all. Insufficient funds may require us to delay, scale back or eliminate some or all of our research, development or commercialization programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern. If we issue equity or convertible debt securities to raise additional funds, substantial dilution to existing stockholders may result.

The significant amounts of capital that we are spending to provide and/or enhance infrastructure, headcount and inventory to co-promote ACEON® in the United States and to prepare for the potential launch of Ranexa in the United States would be lost if we cannot significantly increase the level of United States sales of ACEON®, or if we do not receive United States marketing approval for Ranexa or achieve market acceptance for Ranexa, if approved. Our ACEON® and Ranexa commercialization efforts include building our sales and marketing infrastructure, increasing our marketing communications efforts, and hiring and training a national specialty cardiovascular sales force that includes approximately 250 cardiovascular account specialists. If we cannot substantially increase the level of United States sales of ACEON® or if the FDA does not approve the amended new drug application for Ranexa or if we do not achieve market acceptance for Ranexa, if approved, the future benefits of these expenditures and any future commitments of capital would be lost. The loss of future benefits from this investment may harm our business, increase our cash requirements, increase the volatility of our stock price and result in additional operating losses. In addition, if FDA approval of the Ranexa amended new drug application is delayed, we will incur additional commercialization expenses at a later date. Our sales and marketing expenses have increased substantially as we have begun to co-promote ACEON® in the United States. Moreover, if the FDA does approve the amended new drug application for Ranexa, we expect that our operating expenses will increase substantially in connection with the market launch of the product.

We have experienced significant operating losses since our inception in 1990, including net losses of $107.8 million in 2002, $111.0 million in 2003, $155.1 million in 2004, and $153.9 million in the nine months ended September 30, 2005. As of September 30, 2005, we had an accumulated deficit of $738.5 million. The process of developing and commercializing our product candidates requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capability. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in operating losses for the foreseeable future. We have not generated any product revenues to date, and even after we generate product-related revenues relating to ACEON®, if any, and other approved products, if any, we may never achieve or sustain profitability.

Other Information

In July, August and September 2005, we announced that in accordance with Nasdaq marketplace rule 4350, we granted 185 new non-executive employees inducement stock options covering an aggregate of 514,200 shares of common stock under our 2004 Employment Commencement Incentive Plan. These inducement stock options are classified as non-qualified stock options with an exercise price equal to the fair market value on the grant date. The options have a ten-year term and vest over four years as follows: 20% of these options will vest on the date one year from the optionee’s hire date, 20% of the options will vest in monthly increments during each of the second and third years, and 40% of the options will vest in monthly increments during the fourth year (in all cases subject to the terms and conditions of our 2004 Employment Commencement Incentive Plan).

RISK FACTORS

Risk Factors Relating to Our Business

We expect to continue to operate at a loss, and we may never achieve profitability.

We have experienced significant operating losses since our inception in 1990, including net losses of $107.8 million in 2002, $111.0 million in 2003, $155.1 million in 2004, and $153.9 million for the nine-month period ended September 30, 2005. As of September 30, 2005, we had an accumulated deficit of $738.5 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in operating losses for the foreseeable future. We have not generated any product revenues to date, and even after we generate product-related revenues relating to ACEON®, if any, and other approved products, if any, we may never achieve or sustain profitability. For example, our marketing and sales costs increased significantly as we began co-promoting ACEON® in the United States in 2005 and as we prepare to launch Ranexa in 2006, if approved, and we do not expect to obtain sufficient revenues from ACEON® alone or from the potential launch of Ranexa in 2006, to achieve or sustain profitability without requiring potential additional funding in order to complete future research, development and commercialization activities and/or acquisition of additional product opportunities.

If we are not successful in increasing market acceptance of ACEON®, or if we do not receive FDA marketing approval for the amended new drug application relating to Ranexa, the significant amounts of capital that we are spending to commercialize ACEON® and for the potential commercialization of Ranexa would be lost.

We are spending significant amounts of capital to provide and/or enhance infrastructure and headcount in order to market and promote ACEON® under our co-promotion agreement with Solvay Pharmaceuticals. In August 2005, the FDA approved ACEON® for the treatment of patients with stable coronary artery disease to reduce the risk of cardiovascular mortality or non-fatal myocardial infarction. Prior to this labeling expansion, ACEON® was approved by the FDA for the treatment of essential hypertension. To date, there have been only minimal product sales of ACEON® in the United States. If we are not successful in increasing the market acceptance of ACEON®, the lack of product-related revenues combined with our greatly increased headcount and associated costs to support marketing, promotion and sales of the product would increase our cash requirements, negatively impact our stock price and result in additional operating losses. Our ACEON®-related operating expenditures include building and maintaining our sales and marketing infrastructure, and hiring, training, deploying, retaining and funding ongoing operations of a national cardiovascular specialty sales force including approximately 250 cardiovascular account specialists.

In addition to our investments in connection with the ACEON® co-promotion arrangement, we have made and are continuing to invest significant amounts of capital in connection with the potential launch of Ranexa in 2006. In April 2005, we announced positive data from the ERICA study that could support the potential approval of Ranexa for the treatment of chronic angina in a restricted patient population. In July 2005, we submitted an amendment to our Ranexa new drug application to the FDA, and the FDA has informed us that the regulatory action target date is in January 2006. Even if Ranexa is approved by the FDA, we expect that there is likely to be a delay between the approval date and when we will be able to launch the product on the market. We expect the level of our operating expenses to increase substantially in connection with the potential market launch of Ranexa in the United States in a restricted patient population in the first half of 2006. Our previous and ongoing investments in preparation for the potential launch of Ranexa could be lost if we do not receive marketing approval for Ranexa in the United States. In addition, if FDA approval of Ranexa is delayed, we will incur additional commercialization expenses at a later date to prepare for a delayed launch of Ranexa, if any. Even if we receive FDA approval of Ranexa for the treatment of chronic angina in a restricted patient population, our previous and ongoing investments could be lost if Ranexa does not achieve sufficient market acceptance, which is dependent on many factors, many of which are beyond our control, such as the scope of approved product labeling and acceptance of the product on government and managed care formularies.

Our Ranexa commercialization efforts and investments include further building our sales and marketing infrastructure, increasing our marketing communications efforts, building product inventory and additional hiring. The loss of these investments would harm our business, increase our cash requirements and result in additional operating losses and a substantial decline in our stock price.

Our operating results are subject to fluctuations that may cause our stock price to decline.

As we transition from a research and development-focused company to a company with commercial operations and product-related revenues, we expect that our operating results will continue to fluctuate. Our product revenues will be highly unpredictable and may fluctuate due to many factors, many of which we cannot control. For example, factors affecting our product revenues presently or in the future could include:

•	the timing and success of product launches by us and our collaborative partners;

•	the level of demand for our products, including physician prescribing habits;

•	wholesaler buying patterns;

•	government and managed care formulary acceptance and favorable formulary position of our products;

•	reimbursement rates or policies;

•	government regulations;

•	increased competition from new or existing products, including lower-priced generic products;

•	changes in our contract manufacturing activity, including the availability or lack of commercial supplies of products and samples for promotion and distribution;

•	the timing of non-recurring license fees and the achievement of milestones under new and existing license and collaborative agreements; and

•	our product marketing, promotion, distribution, contracting and pricing strategies and programs, including, without limitation, managed care contracting, post-approval studies and product lifecycle planning.

Under our co-promotion arrangement relating to ACEON®, we are entitled to receive from Solvay Pharmaceuticals, on average, approximately 50% to 60% of sales above a specified baseline level of sales, if any. In addition to the foregoing market factors that may affect product-related revenues under the co-promotion arrangement, there are provisions in our agreement that could also affect product-related revenues, if any, that we receive. For example, the amount of product-related revenues we receive under the agreement will be modified if the FDA approves a generic to perindopril in the United States, if we do not meet our minimum marketing and promotional commitments under the agreement, or if we allow Solvay Pharmaceuticals to provide at least a specified number of details and that number turns out to be the majority of product details in any given year. In addition, product-related revenues we receive will be affected if the specified baseline level of sales is increased, which baseline adjustment would occur as a result of our failure to achieve net sales of the product in any quarter after September 2005 that are less than the quarterly baseline amount. The product-related revenues we receive will be affected by the pricing of the product, which is controlled by Solvay Pharmaceuticals subject to specified limitations in the agreement, and by managed care contracting for the product, which is also controlled by Solvay Pharmaceuticals.

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

We have approximately $522.8 million in cash, cash equivalents and marketable securities as of September 30, 2005, which we expect will be sufficient to fund our current operations for at least the next 18 months. We currently estimate that our net loss for 2005 will be approximately $215.0 million to $225.0 million. Although we began to commercialize ACEON® during the second quarter of 2005, we have generated no product-related revenue to date and do not expect to generate sufficient product-related revenues through our United States co-promotion of ACEON® or sufficient product revenues from our potential launch of Ranexa in 2006, if approved, to achieve profitability without requiring potential additional funding in order to complete future research, development and commercialization activities and/or acquisition of additional product opportunities.

Our need for additional funding will depend on many factors, including, without limitation:

•	the amount of revenue, if any, that we are able to obtain from any approved products, and the time and costs required to achieve those revenues;

•	the timing, scope and results of preclinical studies and clinical trials;

•	the size and complexity of our research, development and commercialization programs;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs of launching our products;

•	the costs of commercializing our products, including marketing, promotional and sales costs;

•	the costs of manufacturing or obtaining preclinical, clinical and commercial materials and building and maintaining adequate product inventories;

•	our ability to establish and maintain strategic collaborative partnerships, such as our arrangement with Solvay Pharmaceuticals and our arrangement with Astellas US LLC;

•	competing technological and market developments;

•	the costs involved in filing, prosecuting, maintaining and enforcing patent claims;

•	the costs of any potential acquisition or licensing activities; and

•	progress in our research, development and commercialization efforts.

There may be additional factors that could affect our need for additional financing. Many of these factors are not within our control.

Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may, among other things:

•	have to delay, scale back or eliminate some or all of our research and/or development programs;

•	have to delay, scale back or eliminate some or all of our commercialization activities;

•	lose rights under existing licenses;

•	have to relinquish more of, or all of, our rights to product candidates on less favorable terms than we would otherwise seek; and

•	be unable to operate as a going concern.

If additional funds are raised by issuing equity or convertible debt securities, our existing stockholders will experience dilution.

Our failure to manage our rapid growth could harm our business.

We have experienced rapid growth, particularly in 2005, and expect to continue to expand our operations over time. As we perform under the co-promotion arrangement relating to ACEON®, continue to test Ranexa in clinical trials and prepare for the potential approval and commercialization of Ranexa, continue to conduct clinical trials for our other product candidates and continue our drug discovery efforts, we have added personnel in many areas, including operations, sales, marketing, regulatory, clinical, finance, information systems and other general and administrative functions. Our growth can be measured by our increasing net losses. For the fiscal years ended December 31, 2002, 2003 and 2004, and the nine months ended September 30, 2005, our net losses were $107.8 million, $111.0 million, $155.1 million, and $153.9 million, respectively. We currently estimate that our net loss for 2005 will be approximately $215.0 million to $225.0 million. In connection with the co-promotion of ACEON® and the potential launch of Ranexa in the United States for the treatment of chronic angina in a restricted patient population, we have experienced additional significant growth in our personnel, training and facility-related expenses, including the training and maintenance of a national cardiovascular specialty sales force that includes approximately 250 cardiovascular account specialists. We may not manage this growth effectively, which would harm our business and cause us to incur higher operating costs. If rapid growth continues, it may strain our operational, managerial, administrative and financial resources.

The commercialization of our products is substantially dependent on our ability to develop effective sales and marketing capabilities.

Our successful commercialization of ACEON® and, if approved, Ranexa will depend on our ability to establish effective sales and marketing capabilities. In 2005 we have hired, trained and deployed our first national cardiovascular specialty sales force to promote ACEON®, and we are hiring and training additional personnel to support the potential launch of Ranexa in 2006. Even if Ranexa is approved by the FDA, we expect that there is likely to be a delay between the approval date and when we will be able to launch the product on the market. Recruiting, hiring, training, deploying and retaining a national sales force and additional sales and marketing personnel, however, is very expensive, complex and time-consuming, and could delay our ability to co-promote ACEON®, or our ability to launch Ranexa, if approved, or any other approved product, if any. We do not know whether we will be able to develop these capabilities in a timely fashion, if at all. If we are unable to develop effective marketing and sales capabilities, we will not gain market acceptance for our approved products.

The successful commercialization of our products is substantially dependent on the successful and timely performance of our strategic collaborative partners and other vendors, over whom we have little control.

Our key collaborative partnerships, collaborations and licenses include the following:

•	University of Florida Research Foundation—a 1994 license agreement under which we received patent rights to develop and commercialize new potential drugs known as A1-adenosine receptor antagonists and agonists;

•	Roche Palo Alto LLC—a 1996 license agreement under which we received rights to develop and commercialize ranolazine for the treatment of angina and other cardiovascular indications;

•	Astellas US LLC—a 2000 collaboration and license agreement to develop and commercialize regadenoson as a second generation pharmacologic cardiac stress agent; and

•	Solvay Pharmaceuticals, Inc.—a 2004 co-promotion agreement under which we are co-promoting ACEON® in the United States with Solvay Pharmaceuticals.

The successful commercialization of our ACEON® and regadenoson programs will depend significantly on the efforts of our collaborative partners for each of these programs. For instance, under our co-promotion agreement for ACEON® in the United States, Solvay Pharmaceuticals is responsible for the manufacture, distribution (including pricing and managed care contracting), development and regulatory approval of ACEON®. Solvay Pharmaceuticals is also responsible for promoting ACEON® to primary care physicians in the United States, and is responsible for supplying product samples to support all promotional efforts. Under our agreement with Astellas, Astellas is responsible for the commercial manufacture and distribution, promotion, marketing and sales of regadenoson in North America, if approved.

We cannot control the amount and timing of resources that any of our collaborative partners devote to these programs. Conflicting priorities may cause any of our collaborative partners to deemphasize our programs or to pursue competing technologies or product candidates. In addition, these arrangements are each complex, and disputes may arise between the parties, which could lead to delays in the development or commercialization of the products involved. If Solvay

Pharmaceuticals fails to perform its obligations under the co-promotion agreement with us relating to ACEON®, we would receive less or even no product-related revenues under the co-promotion agreement. If Astellas fails to successfully manufacture, market and sell regadenoson in North America, if approved, we would receive less or even no product-related revenues under the collaboration and licensing agreement. To the extent that we enter into additional co-promotion or other commercialization arrangements in the future, our revenues will continue to depend in part upon the efforts of third parties over which we will have little control.

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

The FDA approved expanded product labeling for ACEON® in August 2005. If Ranexa or any of our other product candidates are approved by the FDA or foreign regulatory authorities, but such product(s) or ACEON® fail to achieve market acceptance, our product sales and our ability to generate product revenues sufficient to become profitable in the future will be adversely affected. Many factors may affect the rate and level of market acceptance and product revenues, if any, of ACEON® in the United States, or of Ranexa or any of our other product candidates, if approved. These factors include:

•	our ability to provide acceptable evidence of the product’s safety, efficacy, cost-effectiveness and convenience compared to that of similar or competing products or therapies;

•	product labeling claims approved by regulatory authorities for the product and for similar or competing products or therapies;

•	the perception of physicians and other members of the healthcare community of the product’s safety, efficacy, cost-effectiveness and convenience compared to that of similar or competing products or therapies;

•	patient and physician satisfaction with the product and with similar or competing products or therapies;

•	the scope and effectiveness of our sales and marketing efforts and those of our collaborative partners, including Solvay Pharmaceuticals and Astellas;

•	the size of the market for the product;

•	any publicity concerning the product or similar or competing products or therapies;

•	the introduction, availability and acceptance of similar or competing products or therapies, including lower-priced generic products;

•	the availability and level of third-party reimbursement for the product and for similar or competing products or therapies;

•	the ability to gain formulary acceptance and favorable formulary positioning on government and managed care formularies, including in relation to similar or competing products or therapies, and whether or not product utilization restrictions such as prior authorization are required for the product and for similar or competing products or therapies;

•	the success of ongoing development work relating to the product, including Ranexa and regadenoson, which are still being studied in clinical trials;

•	new data or adverse event information relating to the product or any similar or competing products or therapies and any resulting regulatory or other scrutiny;

•	our ability to satisfy post-marketing safety surveillance responsibilities and safety reporting requirements;

•	whether or not regulatory authorities impose risk management programs on the product, which can vary widely in scope, complexity, and impact on market acceptance of a product, and can include education and outreach programs, controls on the prescribing, dispensing and/or use of the product, and/or restricted access systems;

•	the continued availability of third parties to manufacture and distribute the product and product samples on acceptable terms, and the continued ability to manufacture commercial-scale quantities of the product successfully and on a timely basis;

•	the outcome of patent or product liability litigation, if any, related to the product or similar or competing products or therapies;

•	federal and state statutory and regulatory developments relating to the development, manufacture, commercialization or use of the product or similar or competing products or therapies; and

•	changes in the regulatory and/or commercial environment for biopharmaceutical products generally.

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

Regulatory authorities approve product labeling with reference to the preclinical and clinical data that form the basis of the product approval, and as a result the scope of approved labeling is generally impacted by the available data. For example, if Ranexa receives an initial marketing approval in the United States based on the trials conducted to date, the approved product labeling would be for a restricted patient population, which would be only a portion of the overall angina patient population. The special protocol assessment, or SPA, that we agreed on with the FDA for the ERICA trial of Ranexa does not include draft labeling for Ranexa or otherwise contain any other agreements relating to potential product labeling. As a result, while we generally understand that the product labeling would be for a restricted population of chronic angina patients, we are uncertain regarding any specifics of what approved product labeling we could obtain in the event of FDA approval of Ranexa. The approved product labeling, if any, for Ranexa could be very restrictive or less restrictive or anywhere in between, and will have an important impact on the size of the potential market for Ranexa. In addition, the SPA agreement relating to the ERICA study does not define what is meant by a restricted patient population, and this would need to be agreed upon with the FDA. Various possible profiles of resistant patients suggest a restricted patient population of anywhere from approximately 10% to 25% percent of angina patients in the United States, although depending on the definition of restricted patient population determined by the FDA, the actual percentage could be significantly lower than these estimates. These estimates are not a market forecast, and significant uncertainty remains regarding Ranexa’s potential product labeling and its impact on potential market acceptance. In addition, any approval of Ranexa for broader use with angina patients will require successful completion of our MERLIN TIMI-36 clinical trial and a separate successful clinical evaluation of higher doses of Ranexa, which is ongoing.

In addition to product labeling, the market acceptance of our products, and the product revenues, if any, generated by our products will also depend on other factors such as product pricing, product dosing and patient compliance. The pricing decisions we make for our products will have an impact on formulary acceptance and positioning, reimbursement coverage, product usage and the level of market acceptance and product revenues, if any, for our products. In addition, product dosing and usage decisions by physicians and patients can affect product revenues.

Our ability to compete successfully in our market will also directly affect the market acceptance of our products, and the product revenues, if any, generated by our products. The biopharmaceutical industry, and the market for cardiovascular drugs in particular, are intensely competitive. For example, ACEON® is one of eleven ACE inhibitors available in the United States. ACEON® and any of our other products that receive regulatory approval will compete with well-established branded and generic cardiovascular therapies that have generated substantial sales over a number of years and are widely used by health care practitioners. In particular, ACEON® will compete with a single entrenched branded ACE inhibitor with substantial United States sales and marketplace acceptance. Our success in increasing market acceptance of ACEON®, and in generating product-related revenues, if any, from ACEON®, will depend in large part on our ability to modify long-established prescribing patterns. In 2005, we deployed a national cardiovascular specialty sales force that includes approximately 250 cardiovascular account specialists. We do not know if this sales force will be sufficient in size or scope to compete successfully in the marketplace. Among other factors, we may not be able to gain sufficient access to healthcare practitioners or formulary acceptance or favorable formulary positioning with government or managed care plans, which would have a negative effect on our ability to promote our products and gain market acceptance.

In addition to direct competition, our products will also have to compete against the promotional efforts of other products in order to be noticed by physicians, patients and managed care plans. The level of promotional effort in the biopharmaceutical marketplace is substantial, and many of the other companies are well established in the market. We cannot assure you that we will be able to compete successfully in the marketplace or achieve any market acceptance of our products.

Even after a product has been approved for commercial sale, if we or others identify previously known or unknown side effects or potential safety concerns, product approval could be withdrawn or sales of the product could be significantly reduced.

If we or others identify previously unknown side effects for any of our approved products, or if any already known side effect becomes a more serious concern than was previously thought on the basis of new data or other developments relating to our product or to similar or competing products or therapies, or if the quality of the product manufactured is compromised or other potential safety concerns occur or arise:

•	sales of our product may decrease significantly;

•	regulatory approval of our product may be withdrawn;

•	we may decide to withdraw the product from the market;

•	we may be required to recall manufactured product from the market and/or supply chain;

•	reformulation of the product, additional preclinical or clinical studies, changes in labeling of the product or changes to, inspections or re-approvals of product-related manufacturing facilities may be required;

•	our reputation and the reputation of our product in the marketplace may suffer; and

•	lawsuits, including class action suits, may be brought against us, which could result in significant potential liability, and could be costly, time-consuming and risky to defend.

Any of the above occurrences could harm or prevent sales of ACEON®, of Ranexa, if approved, or of any other of our approved products, if any, or could increase the costs and expenses of commercializing our products. In addition, determining whether or not a product presents previously unknown safety risks, or presents greater hazards than previously expected with respect to known side effects, is a complex and ongoing endeavor that involves, among other things, the interpretation of large amounts of data such as epidemiologic findings. These data are often subject to multiple interpretations, and regulatory authorities and/or healthcare professionals may interpret these data differently than we do. Similarly, patients using a product may perceive a risk based on their individual experience or other information they obtain regarding the product. Such concerns could give rise to potential regulatory and liability issues with regard to our products. For example, if we or others observe or perceive that Ranexa, if approved, is possibly or probably associated with fatal arrhythmias, then Ranexa could fail to gain market acceptance, could lose any market acceptance it has gained, could be withdrawn from the market and/or could become the subject of product liability litigation, even though to date there have been no cases of fatal arrhythmias associated with Ranexa reported in the clinical trials of Ranexa.

If we are unable to compete successfully in our market, it will harm our business.

There are many existing drug therapies approved for the treatment of the diseases targeted by our products, and we are also aware of companies that are developing new potential drug products that will compete in the same markets as our products. For example, in the United States, there are presently 10 generic and/or branded ACE inhibitors that compete with ACEON®, including at least one branded ACE inhibitor with substantially higher United States sales and marketplace acceptance compared to ACEON®. In addition, there are over 50 companies currently marketing generic and/or branded anti-anginal drugs (beta-blockers, calcium channel blockers and nitrates) in the United States, and additional potential therapies may be under development or approved that could compete with Ranexa. In addition, in the United States there are over 10 companies currently marketing generic and/or branded pharmacologic stress agents, and we believe that at least two potential

A2A-adenosine receptor agonist compounds are under development that could compete with regadenoson. There may also be potentially competitive products and therapies of which we are not aware. Many of these potential competitors may have substantially greater product development capabilities and financial, scientific, marketing and sales resources than we do. Other companies may succeed in developing products earlier or obtaining approvals from regulatory authorities more broadly or more rapidly than either we or our collaborative partners are able to achieve. Potential competitors may also develop products that are safer, more effective or have other potential advantages compared to our products. In addition, research and development by others could render our technology or our products obsolete or non-competitive.

Failure to obtain formulary acceptance, favorable formulary position and adequate reimbursement from government health administration authorities, private health insurers and other organizations for our products would materially adversely affect our future business, market acceptance of our products, results of operations and financial condition.

Our ability and the ability of our collaborative partners to market and sell our products will depend significantly on the extent to which our products will be accepted on government and managed care formularies and on the level, if any, of reimbursement for the cost of our products that will be available from government health administration authorities, private health insurers and other organizations. Managed care private payers and governmental health administration authorities are increasingly attempting to limit and/or regulate the availability of and their acquisition costs for medical products and services, especially branded prescription drugs. For example, under the Medicare Prescription Drug Improvement and Modernization Act of 2003, Medicare beneficiaries will be able to elect coverage for prescription drugs under Medicare Part D starting in 2006, and the various entities providing such coverage in the marketplace will attempt to negotiate discounts and other price concessions from pharmaceutical manufacturers. The full impact of this new law and the new Medicare coverage options on our business as it relates to ACEON® and to our product candidates that are not yet approved, especially Ranexa (which is a potentially new product class), is not yet clear to us. Significant uncertainty exists as to the reimbursement status of newly approved health care products under the new Medicare program, including when the new product is in a potentially new product class. The acceptance of our products under the new Medicare program is uncertain, and will depend in part on specific decisions regarding the level of coverage provided for the therapeutic categories in which our products are included, the terms on which such coverage is provided (including utilization restrictions such as required prior authorizations), and the extent to which preference is given to selected products in a category through favorable formulary position. Patients covered by Medicare constitute a significant portion of patients that could be potential customers for our products, and we cannot assure you that ACEON®, Ranexa, if approved, or any other approved products, if any, will be accepted on the formularies of any Medicare Part D plans, what formulary position or restrictions might apply, or over what time frame such formulary placement and reimbursement decisions will be made. Failure to obtain Medicare Part D coverage for our products would have a negative effect on the revenue, if any, that we derive from sales of any of our products.

In addition to the uncertainties in the landscape of government programs and managed care plans introduced by the new Medicare Part D requirements, significant uncertainty exists as to the reimbursement status of newly approved health care products under other government programs, such as Medicaid, and managed care plans generally, that serve significant portions of the potential market for new drugs and products in the United States. Patients covered by Medicaid, other government programs and/or private payer managed care plans constitute a significant portion of patients that could be potential customers for our products, and we cannot assure you that ACEON®, Ranexa if approved or any other approved products, if any, will be accepted on the formularies of any such government programs or managed care plans, or over what time frame such formulary and reimbursement decisions will be made. Failure to obtain such coverage for our products would have a negative effect on the revenue, if any, that we derive from sales of any of our products. In addition, the increased emphasis on managed healthcare in the United States will put additional pressure on the pricing and usage of any of our products, which may adversely affect product sales and revenues.

Even if our products are deemed to be safe and effective by regulatory authorities, managed care private payers and governmental health administration authorities may direct patients to generic products or other lower-priced therapeutic alternatives, and there are an increasing number of such alternatives available. Some payers establish a preference for selected products in a category and provide higher levels of coverage for preferred products, for example, by requiring higher co-payments for non-preferred products. The current level of formulary acceptance and payer reimbursement for ACEON® is low, and we may not be able to increase reimbursement levels or product revenues. We cannot predict the formulary status, ultimate availability or amount of reimbursement for ACEON® or our potential product candidates, especially Ranexa (which is in a potentially new product class), or how our products will or would be positioned relative to similar or competing products or therapies. Failure to obtain such coverage for our products would have a negative effect on the revenue, if any, that we derive from sales of any of our products.

Current reimbursement policies may change at any time. If reimbursement for ACEON® or our potential product candidates, including Ranexa, changes adversely, health care providers may limit how much or under what circumstances they will prescribe or administer our products. This could result in lower product revenues.

In addition, for sales of our products in Europe, if approved, we will be required to seek product pricing and/or reimbursement approvals on a country-by-country basis. We cannot be certain that any products approved for marketing will be considered cost effective, that reimbursement will be available, or that allowed reimbursement will be adequate. In addition, payers’ reimbursement policies could adversely affect our or any collaborative partners’ ability to sell our products on a profitable basis.

Our customer base may be highly concentrated.

We expect that our principal customers will be wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of the market in the United States. The loss or bankruptcy of any of these customers could materially and adversely affect our future results of operations and financial condition, and the product stocking and inventory management decisions of these customer could significantly impact our results of operations. As we prepare for the potential commercialization of Ranexa in the United States, we may not obtain favorable distribution terms from these customers, due to our very limited track record selling products in the United States.

Guidelines and recommendations published by various organizations may affect the use of our products.

Government agencies issue regulations and guidelines directly applicable to us and to our products. In addition, professional societies, practice management groups, private health or science foundations, and organizations involved in various diseases from time to time publish guidelines or recommendations to the health care and patient communities. These various sorts of recommendations may relate to such matters as product usage, dosage, route of administration, and use of related or competing therapies. These organizations have in the past made recommendations about our products or similar or competing products or therapies, such as the recommendations of the Joint National Committee relating to the treatment of hypertension and the treatment guidelines of the American Heart Association relating to chronic angina. These sorts of recommendations or guidelines could negatively impact the market acceptance and sales of our products, for instance if they do not endorse the usage of our products. In addition, the perception by securities analysts and investors that any such recommendations or guidelines will result in decreased use of our products could adversely affect the market price of our common stock.

We may be required to cooperate in investigations, defend lawsuits or pay damages in connection with the alleged or actual violation of healthcare statutes such as fraud and abuse laws, and our corporate compliance programs can never guarantee that we are in full compliance with all relevant federal and state laws and regulations.

Our commercialization efforts in the United States are subject to various complex federal and state laws pertaining to pharmaceutical promotion and/or healthcare fraud and abuse, including the Food, Drug and Cosmetic Act, the Prescription Drug Marketing Act, federal and state anti-kickback laws and false claims laws, and state laws regarding product price and marketing activities reporting. Anti-kickback laws make it illegal for a prescription drug manufacturer to offer or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid), claims for reimbursed items or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. A variety of state laws require detailed disclosures relating to marketing and promotional activities and/or product pricing. Our activities relating to the sale and marketing of our products, and those of our collaborative partners such as Solvay Pharmaceuticals and Astellas, are subject to these complex laws and regulations and to potential scrutiny and investigation by a variety of federal and state regulators. Violations may be punishable by significant criminal and/or civil fines and other penalties, as well as exclusion of the approved product from coverage under governmental healthcare programs (including Medicare and Medicaid). If the government were to initiate an investigation or allegations against us or any of our employees or agents, or obtain sanctions or convictions, for purported violations of these laws and regulations, there could be a material adverse effect on our business, including our stock price. Similarly, if Solvay Pharmaceuticals or Astellas become subject to investigation, sanction or conviction, our ability to continue to commercialize the product and/or obtain revenues from its sale could be seriously impaired or stopped altogether.

Our activities and those of our collaborative partners could be subject to challenge for many reasons, including the broad scope and complexity of these federal and state laws and regulations and the high degree of prosecutorial resources and attention being devoted to the commercialization practices of biopharmaceutical companies by law enforcement authorities. During the last few years, numerous biopharmaceutical companies have paid multi-million dollar fines for alleged violations of these laws and regulations and have entered into long-term settlement agreements with onerous requirements that restrict marketing and sales activities, and other companies are under active investigation. Although we are in the process of developing and implementing corporate compliance programs as part of our commercialization preparations relating to ACEON® and other potential products including Ranexa, if approved, we cannot assure you that we or our employees or agents are or will be in full compliance. If we fail to comply with any of these federal or state laws or regulations, various negative consequences could result, including the termination of clinical studies, the failure to gain regulatory approval of a product candidate, restrictions on our products or manufacturing processes, withdrawal of the approved product from the market, exclusion of the approved product from coverage under governmental healthcare programs (including Medicare and Medicaid), significant criminal and/or civil fines or other penalties, and costly, time-consulting and risky litigation. In addition, our efforts to comply with these laws are time-consuming and expensive.

Under our co-promotion arrangement relating to ACEON®, Solvay Pharmaceuticals can terminate the agreement due to our uncured material breach, which could include our failure to comply with applicable laws and regulations relating to our commercialization efforts for ACEON®.

We have no manufacturing facilities and will depend on third parties to manufacture our products.

We do not operate any manufacturing facilities, and we currently lack the resources and capability to manufacture any of our products ourselves on a clinical or commercial scale. As a result, we are dependent on collaborative partners, licensees, contract manufacturers or other third parties for the manufacturing of clinical and commercial scale quantities of all of our products.

For example, under our co-promotion agreement with Solvay Pharmaceuticals, Solvay Pharmaceuticals is responsible for the manufacture and distribution of ACEON®, and the manufacture of product samples. Solvay Pharmaceuticals, in turn, is dependent on third parties for the manufacture of the active pharmaceutical ingredient and the drug product. We also have entered into several agreements with third party manufacturers relating to Ranexa, including for commercial scale manufacture of bulk active pharmaceutical ingredient, tableting, packaging and supply of a raw material component of the product. We currently rely on a single supplier at each step in the production cycle of Ranexa. In addition, under our agreement with Astellas relating to regadenoson, Astellas is responsible for the commercial manufacture and supply of regadenoson, if approved. Astellas, in turn, is dependent on third parties for the manufacture of the active pharmaceutical ingredient and the drug product. The successful co-promotion of ACEON®, and the successful commercial launch of Ranexa and regadenoson, if approved, are each dependent on these arrangements, and would be negatively affected by any delays or difficulties in performance on the part of Solvay Pharmaceuticals or Astellas or their respective third party manufacturers, in the case of ACEON® or regadenoson, or our third party manufacturers in the case of Ranexa. Examples of such delays or difficulties include the failure of any manufacturers to supply product on a timely basis or at all, to manufacture our product in compliance with product specifications or applicable quality or regulatory requirements, or to manufacture products or samples in volumes sufficient to meet market demand. Because we presently rely on a single supplier at each step in the production cycle for Ranexa, the occurrence of any of these delays or difficulties could negatively impact our business prospects and our stock price.

Furthermore, we and some of our third party manufacturers, laboratories and clinical testing sites must pass pre-approval inspections of facilities by the FDA and corresponding foreign regulatory authorities before obtaining marketing approvals, including in connection with the review of any new drug application relating to our product candidates such as Ranexa and regadenoson. For example, the FDA or other regulatory authorities may conduct validation inspections prior to the launch of an approved product. Manufacturing facilities remain subject to periodic inspection by the FDA and other domestic and foreign regulatory authorities after product approval. We cannot guarantee that any such inspections will not result in compliance issues that could prevent or delay marketing approval, trigger product recalls or withdrawals from the market, or require us to expend significant money and other resources to correct. In addition, we or our third party manufacturers are required to adhere to stringent federal regulations setting forth current good manufacturing practices for pharmaceuticals. These regulations require, among other things, that we manufacture our products and maintain our records in a carefully prescribed manner with respect to manufacturing, testing and quality control activities. In addition, drug product manufacturing facilities in California must be licensed by the State of California, and other states may have comparable requirements. We cannot assure you that we or our third party manufacturers will be able to satisfy these stringent regulations or obtain needed licenses.

Any delay in the development of any of our drug product candidates, or negative study results, could harm our business.

All of our product candidates in development require preclinical studies and/or clinical trials, and require regulatory review and approval, prior to commercialization. Any delays in the development of our product candidates would delay our ability to seek and obtain regulatory approvals, increase our cash requirements, increase the volatility of our stock price and result in additional operating losses. One potential cause of a delay in product development is a delay in clinical trials. Many factors could delay completion of our MERLIN TIMI-36 clinical trial of Ranexa or our other clinical trials, including, without limitation:

•	slower than anticipated patient enrollment;

•	difficulty in obtaining sufficient supplies of clinical trial materials; and

•	adverse events occurring during the clinical trial.

Our Phase 3 MERLIN TIMI-36 clinical trial of Ranexa, which is ongoing, is expected to enroll approximately 6,500 patients. The completion of this clinical study is dependant on achieving pre-specified numbers of selected events, not on achieving the target patient enrollment figure. Based on the current enrollment rates and event rates for the study, both of which may decrease in the future, we expect that approximately 6,500 patients will be enrolled in the study, patient enrollment will be completed in the second quarter of 2006, the study will be completed by the fourth quarter of 2006, and preliminary study results could be available in the fourth quarter of 2006 or the first quarter of 2007. However, the completion of our MERLIN TIMI-36 clinical trial may be delayed or prevented due to lower than anticipated enrollment rates, lower than anticipated event rates, or adverse events, such as unexpected or severe drug-related side effects. The MERLIN TIMI-36 clinical trial of Ranexa is a large and expensive clinical study, and any delay in its conduct or completion could adversely affect our statements of operations and our stock price.

We may be unable to maintain our proposed schedules for investigational new drug applications, which are regulatory filings made to the FDA to allow human clinical testing in the United States, and equivalent foreign applications to other regulatory agencies. In addition, we may be unable to maintain our proposed schedules for the submission of clinical trial protocols to the FDA and other regulatory agencies and for the initiation and completion of our clinical trials, as a result of FDA or other regulatory action or other factors, such as lack of funding, poor enrollment or the occurrence of adverse safety effects or other complications that may arise in any phase of a clinical trial program.

Furthermore, even if our clinical trials are completed on schedule, the data and results may differ from those obtained in preclinical studies and earlier clinical trials. Clinical trials may not demonstrate sufficient safety or efficacy to obtain the necessary marketing approvals. For example, although our previous Phase 3 trials of Ranexa had positive results, our ongoing MERLIN TIMI-36 study of Ranexa is in a different patient population for a different potential use with different entry criteria and different measures of efficacy. These factors, other differences and the inherent variability of clinical trial results mean that there can be no assurance that we will obtain positive results from the MERLIN TIMI-36 study or any of our other clinical studies.

Another potential example of variability in clinical study results concerns our regadenoson program. In August 2005, we announced that the first of two identical Phase 3 studies of regadenoson had met its primary endpoint; we expect initial data from the second Phase 3 study of regadenoson will be available by the end of the second quarter of 2006. The design of our identical Phase 3 studies is different from the designs of our prior clinical studies of regadenoson. The two Phase 3 studies are non-inferiority studies, using a complex analysis based on multiple readings of nuclear imaging scans by various blinded human readers. In light of the novel study design for the Phase 3 clinical studies, as well as the inherent variability of human readings of nuclear imaging scans (because a single scan reviewed by two different readers, or even a single scan reviewed twice by the same reader, can produce different results), there can be no assurance that we will obtain positive results from the second Phase 3 study of regadenoson, or that the positive results of the first Phase 3 study of regadenoson will be predictive of the results of the second Phase 3 study of regadenoson, which is ongoing. We expect to receive preliminary study results from the second Phase 3 study of regadenoson by the middle of 2006. If these data are positive we would expect to submit a new drug application for regadenoson to the FDA by the end of 2006.

All of our product candidates in development require regulatory review and approval prior to commercialization. Any delay in the regulatory review or approval of any of our product candidates will harm our business.

All of our product candidates in development require regulatory review and approval prior to commercialization. Any delays in the regulatory review or approval of our product candidates would delay market launch, increase our cash requirements, increase the volatility of our stock price and result in additional operating losses.

The process of obtaining FDA and other regulatory approvals, including foreign regulatory approvals, often takes many years and varies substantially based upon the type, complexity and novelty of the product involved. Furthermore, this approval process is extremely complex, expensive and uncertain. We may not be able to maintain our proposed schedules for the submission of any new drug application in the United States or any foreign marketing authorization application for any of our products. If we submit any new drug application, any amended new drug application or supplemental new drug application to the FDA, the FDA must first decide whether to either accept or reject the submission for filing and review. European regulatory authorities undertake a validation of a marketing authorization application prior to review. We cannot be certain that any of our marketing authorization applications will be accepted for filing and reviewed by the FDA or other regulatory authorities.

In addition, we may not be able to respond in a satisfactory and timely manner to regulatory requests during the review period, which could result in delays or prevention of potential regulatory approvals of our products. We also cannot be certain that any of our products will receive a favorable recommendation from any FDA advisory committee or foreign regulatory bodies or be approved for marketing by the FDA or foreign regulatory authorities. Delays in approvals and rejections of United States or foreign marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, clinical inspections, regulatory interpretation of clinical and/or preclinical data and/or studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and/or the emergence of new information regarding our products or other products.

For example, in March 2004, we submitted a marketing authorization application, or MAA, with European regulatory authorities seeking approval of ranolazine for the treatment of chronic angina in Europe. In October 2005, European regulatory authorities indicated that additional clinical pharmacokinetic information is needed prior to potential approval of ranolazine for the treatment of chronic angina in Europe. Because the European regulatory procedure does not provide a mechanism for obtaining and adding new information to an MAA at this point in the process, we withdrew the MAA seeking approval of ranolazine in Europe. We expect one or more additional clinical pharmacokinetic studies will be required prior to any approval of the product in Europe, but not a large or lengthy clinical trial such as a large-scale efficacy study. We plan to continue working with European regulatory authorities to further clarify what is required prior to potential approval. Although we have not determined a target date for resubmission of an MAA, we may conduct the additional work in 2006, and if the data are positive, we would expect to resubmit an MAA seeking approval of ranolazine for the treatment of chronic angina in Europe.

Data obtained from preclinical and clinical studies are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our products. For example, some drugs that prolong the QT interval, which is a measurement of specific electrical activity in the heart as captured on an electrocardiogram, carry an increased risk of serious cardiac rhythm disturbances that can cause fatal arrhythmias, while other drugs that prolong the QT interval do not carry an increased risk of fatal arrhythmias. Small but statistically significant mean increases in the QT interval were observed in clinical trials of Ranexa. QT interval measurements are not precise and there are different methods of calculating the corrected QTc interval, which is the QT interval as adjusted for heart rate. This uncertainty in the measurement and calculation of the QT and QTc intervals can also contribute to different interpretations of these data. The clinical significance of the changes in QTc interval observed in clinical trials of Ranexa remains unclear, and other clinical and preclinical data do not suggest that Ranexa significantly pre-disposes patients to fatal arrhythmias. Regulatory authorities may interpret the Ranexa data differently, which could delay, limit or prevent regulatory approval of Ranexa. For example, in its October 2003 approvable letter relating to the new drug application for Ranexa, the FDA indicated that additional clinical information is needed prior to approval, in part because of the FDA’s safety concerns in light of the effect of Ranexa to prolong the QTc interval. European regulatory authorities may have similar or other concerns which would delay or prevent the approval of ranolazine in Europe.

Similarly, as a routine part of the evaluation of any potential drug, clinical studies are generally conducted to assess the potential for drug-drug interactions that could impact potential product safety. While we believe that the potential interactions between Ranexa and other drugs have been well characterized as part of our clinical development programs, the data are subject to regulatory interpretation and an unfavorable interpretation by regulatory authorities could delay, limit or prevent regulatory approval of Ranexa. Regulatory authorities may also request that we conduct additional evaluations prior to regulatory approval.

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

In addition, the environment in which our regulatory submissions may be reviewed changes over time. For example, the withdrawal of a branded pharmaceutical pain medication from the marketplace in 2004 has resulted in increased concern generally regarding the safety of biopharmaceutical products, which could negatively impact the regulatory approval or market acceptance of our products. Also, average review times at the FDA for marketing authorization applications have fluctuated over the last 10 years, and we cannot predict the review time for any of our submissions with any regulatory authorities. Review times can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes.

We intend to file applications for regulatory approval of our products in various foreign jurisdictions from time to time. However, to date we have not received any regulatory approvals in any foreign jurisdictions for the commercial sale of any of our products. With respect to marketing approval applications in potential markets outside the United States, foreign regulatory authorities may raise different concerns than the FDA with respect to the same product candidate, or may raise similar issues. Multiple cycles of review can occur, as with FDA review of NDAs in the United States. Preclinical and/or clinical trials that are accepted by the FDA in support of a new drug application may not be accepted by foreign regulatory authorities. Similarly, preclinical and/or clinical trials that are accepted by foreign regulatory bodies may not be accepted by the FDA. In addition, approval of a product in one jurisdiction is no guarantee that any other regulatory authorities will also approve it in any other jurisdiction.

While we have negotiated two special protocol assessment agreements with the FDA relating to our Ranexa program, these agreements do not guarantee any particular outcome from regulatory review of the product, including any approvals.

The FDA’s special protocol assessment, or SPA, process creates a written agreement between the sponsor company and the FDA regarding clinical trial design, clinical endpoints, study conduct, data analyses and other clinical trial issues. It is intended to provide assurance that if pre-specified trial results are achieved, they may serve as the primary basis for an efficacy claim in support of a new drug application. However, the SPA agreement is not a guarantee of a product approval. In particular, it is not binding on the FDA if public health concerns unrecognized at the time the SPA is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if the sponsor company fails to comply with the agreed upon trial protocols. Even after an SPA is finalized, the SPA may be changed by the sponsor company or the FDA on written agreement of both parties. In any event, the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA. In addition, because SPAs are relatively new, much uncertainty exists as to the benefits, if any, that a drug sponsor may derive from entering into an SPA with the FDA. We do not know how the FDA will interpret its commitments under the SPA agreements that it has entered into with us, or how it will interpret the data and results from the ERICA and MERLIN TIMI-36 studies covered by our SPA agreements, or whether Ranexa will receive any approvals as a result of our SPA agreements with the FDA.

In December 2002, we submitted a new drug application for Ranexa to the FDA for the potential treatment of chronic angina. In October 2003, we received an approvable letter from the FDA in which the FDA indicated that Ranexa is approvable, that there is evidence that Ranexa is an effective anti-anginal, and that additional clinical information is needed prior to approval. In June 2004, we announced that we reached written agreement with the FDA under the FDA’s SPA process on a protocol for a clinical trial of Ranexa, our ERICA study, which could support the approval of Ranexa for the treatment of chronic angina in a restricted patient population, which we expect would be only a portion of the overall angina patient population. In April 2005, we announced that Ranexa met the primary endpoint in the ERICA study, which was reduction in the weekly frequency of angina attacks compared to placebo. In July 2005, we submitted an amendment to the Ranexa new drug application to the FDA under our SPA agreement relating to the ERICA study. The amended new drug application includes the ERICA study results, as well as additional information such as new safety data from our ongoing open-label safety studies of Ranexa. The FDA’s regulatory action target date for the amended Ranexa new drug application is in January 2006. We believe that the amended Ranexa new drug application including the ERICA study results could support approval of Ranexa in the United States for the treatment of chronic angina in a restricted patient population. However, the FDA retains significant discretion in interpreting the results of the study, the amended new drug application and the terms of the SPA. Also, the FDA may request or conduct additional data analyses that may give rise to questions or concerns regarding the product or its approvability or appropriate product labeling. The FDA may conduct additional clinical site and/or manufacturing inspections as part of its review of the amended new drug application. As a result, the existence of the SPA for the ERICA study does not guarantee a positive review of the amended new drug application or an approval for Ranexa in the United States. Moreover, if new scientific concerns regarding product safety or efficacy arise, or if the FDA ultimately determines that any new data are insufficient for approval, we expect that any potential approval of Ranexa in the United States would be substantially delayed or could be prevented altogether.

In July 2004, we announced that we reached written agreement with the FDA on a protocol for an additional clinical trial of Ranexa, known as the MERLIN TIMI-36 trial, which could support potential approval of Ranexa as first-line therapy in the United States for patients suffering from chronic angina and could also result in approval for the treatment and long-term prevention of acute coronary syndromes. This agreement was also reached under the FDA’s SPA process. We expect that this ongoing Phase 3 clinical study will enroll approximately 6,500 patients, although the study’s duration is based on achieving a specified number of events. An independent data safety monitoring board overseeing the study may end the study early with no notice due to results observed by the board during one of its periodic safety assessments or in the blinded interim efficacy analysis required under the study protocol. Based on the current enrollment rates and event rates for the study, both of which may decrease in the future, we expect the interim efficacy analysis to occur in the second quarter of 2006. Any early end of this Phase 3 study, even for positive interim efficacy results, could prevent us from having enough data to support a regulatory filing, with the result that we might not be able to obtain an expanded FDA-approved label for the product based on those results and the substantial investment we have made in the study could be lost. As part of the SPA agreement with the FDA relating to this study, in order to obtain potential approval as first-line therapy for angina patients, the MERLIN TIMI-36 study must show no adverse trend in death or arrhythmia associated with Ranexa, and we must also perform a separate successful clinical evaluation of higher doses of Ranexa, which is ongoing.

If we are unable to satisfy governmental regulations relating to the development and commercialization of our drug candidates, we may be subject to significant FDA sanctions.

The research, testing, manufacturing and marketing of drug products are subject to extensive regulation by the FDA and numerous regulatory authorities in the United States and in other countries. Failure to comply with FDA or other applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions. These include, without limitation:

•	warning letters and other regulatory authority communications objecting to matters such as promotional materials or safety warnings and requiring corrective action such as revised or additional communications to healthcare practitioners;

•	civil penalties;

•	criminal penalties;

•	injunctions;

•	product seizure or detention;

•	product recalls;

•	total or partial suspension of manufacturing; and

•	FDA refusal to review or approve pending new drug applications or supplements to new drug applications for previously approved products, and/or similar rejections of marketing applications or supplements by foreign regulatory authorities.

If we are unable to attract and retain collaborators, licensors and licensees, the development and/or commercialization of our products could be delayed and our future capital requirements could increase substantially.

We may not be able to retain current or attract new corporate and academic collaborators, licensors, licensees and other partners. Our business strategy requires us to enter into various arrangements with these parties, and we are dependent upon the success of these parties in performing their obligations. If we fail to enter into and maintain these arrangements, the development and/or commercialization of our products could be delayed. We may be unable to proceed with the development, manufacture or sale of products or we might have to fund development of a particular product candidate internally. If we have to fund the development and commercialization of substantially all of our products internally, our future capital requirements will increase substantially.

Under our collaborative arrangements, we or our collaborative partners may have to meet performance milestones. If we fail to meet our obligations under our arrangements, our collaborators could terminate their arrangements or we could suffer other consequences such as losing our rights to the compounds at issue. For example, under our agreement with Astellas relating to regadenoson, we are responsible for all product development activities and must meet development milestones in order to receive development milestone payments. Under our license agreement with Roche relating to Ranexa, we are required to use commercially reasonable efforts to develop and commercialize ranolazine for angina, and have related milestone payment obligations. Under our co-promotion agreement with Solvay Pharmaceuticals, we are required to satisfy specified minimum marketing and promotion commitments relating to ACEON®.

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

Drug discovery methods based upon molecular cardiology are relatively new. We cannot be certain that these methods will lead to commercially viable pharmaceutical products. In addition, some of our compounds are in the early stages of research and development. We have not submitted investigational new drug applications or commenced clinical trials for these new compounds. We cannot be certain when these clinical trials will commence, if at all. Because these compounds are in the early stages of product development, we could abandon further development efforts before they reach clinical trials. In addition, our drug discovery methods may not succeed in identifying potential compounds suitable for potential clinical testing.

If we are unable to effectively protect our intellectual property, we may be unable to complete development of any products and we may be put at a competitive disadvantage; and if we are involved in an intellectual property rights dispute, we may not prevail and may be subject to significant liabilities or required to license rights from a third party, or cease one or more product programs.

Our success will depend to a significant degree on, among other things, our ability to:

•	obtain and maintain patents and licenses to patent rights;

•	maintain trade secrets;

•	obtain and maintain trademarks; and

•	operate without infringing on the proprietary rights of others.

However, with respect to our current and future intellectual property portfolio (including as relates to Ranexa and to regadenoson), we cannot be certain that any patent will issue from any of our pending or future patent applications, that any issued patent will not be lost through an interference or opposition proceeding, reexamination request, litigation or otherwise, that any issued patent will be sufficient to protect our technology and investments or prevent the entry of generic or other competition into the marketplace, or that we will be able to obtain any extension of any patent beyond its initial term. The following table shows the expiration dates in the United States for the primary compound patents for our key products:

Product/Product Candidate	United States Primary Compound Patent Expiration
Ranexa	2003*
Regadenoson	2019
ACEON®	2009†

*	Because ranolazine is a new chemical entity, under applicable United States laws we expect exclusivity for five years from the date of the first FDA approval of Ranexa for the ranolazine compound. In addition, the United States compound patent relating to Ranexa expired in 2003, but we have received several one-year interim patent term extensions under the Hatch-Waxman Act, which we intend to continue to renew annually. If the new drug application for Ranexa is approved in the United States, we plan to reapply on a permanent basis for patent term extension. At such time we expect to be able to receive an extension under the Hatch-Waxman Act, which we anticipate would extend the patent protection to 2008 for ranolazine for the use approved by the FDA. Also, we have received issued patents from the United States Patent and Trademark Office claiming various sustained release formulations of ranolazine and methods of using sustained release formulations of ranolazine, including the formulation tested in our Phase 3 trials for

Ranexa, for the treatment of chronic angina. These patents expire in 2019. After the end of the periods of exclusivity and Hatch-Waxman patent term extension described above, we will be completely reliant on these issued patents claiming uses and formulations of Ranexa to protect our substantial investment in ranolazine from generic entrants and other competitors. It is possible that one or more competitors could develop competing products that do not infringe these patent claims, or could succeed in invalidating these issued patent claims, or that these patents could be lost through an interference or opposition proceeding, reexamination, litigation or otherwise, which would have a negative impact on our operations and our stock price.

†	Perindopril and its use in the treatment of hypertension are covered by an issued patent that covers the compound and expires in November 2009.

In addition to these issued patents, we seek to file patent applications relating to each of our product candidates and programs. Although patent applications filed in the United States are now published 18 months after their filing date, as required by federal law, this statutory change applies only to applications filed on or after November 2000. Applications filed in the United States prior to this date are maintained in secrecy until a patent issues. As a result, we can never be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. There may be third party patents, patent applications, trademarks and other intellectual property relevant to our compounds, products, services, development efforts and technologies which are not known to us and that block or compete with our compounds, products, services, development efforts or technologies. Third parties may have filed applications for, or may have received or in the future may receive, patents, trademarks and/or other proprietary rights relating to compounds, products, services, development efforts or technologies that block or compete with ours. As a result, we may be accused of or be found to be infringing patents or trademarks of others that might cover our compounds, products, services, development efforts or technologies. If third parties own or have proprietary rights to technology or other intellectual property that we need in our product development and commercialization efforts, we will need to obtain licenses to those rights. Although no third party has asserted a claim of infringement against us, we cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us, with or without merit, with respect to our compounds, products, services, technology or other matters in the future. If they do, we may not prevail and, as a result, we may be subject to significant liabilities to third parties, we may be required to license the disputed rights from the third parties or we may be required to cease using the technology or developing or selling the compounds or products at issue. We may not be able to obtain any necessary licenses on economically reasonable terms, if at all, and may be unable to complete product development and commercialization.

In addition, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office. These proceedings determine the priority of invention and, thus, the right to a patent for the technology in the United States. We may also become involved in opposition proceedings in connection with foreign patent filings. Interference and opposition proceedings, even if they are ultimately successful, are expensive, time-consuming and risky to pursue.

In addition, we may need to resort to litigation to enforce any patents or trademarks issued to us, or to determine the scope and validity of our proprietary rights or those of third parties. We may also become subject to claims that we are using or misappropriating trade secrets of others without having the right to do so. Litigation relating to infringement or technology misappropriation allegations, even if ultimately successful, is usually expensive, time-consuming and risky to pursue or defend, and we could use a substantial amount of our financial resources in any such case.

We also rely on proprietary technology and information, including trade secrets, to develop and maintain our competitive position. Although we seek to protect all of our proprietary technology and information, in part by confidentiality agreements with employees, consultants, collaborators, advisors and corporate partners, these agreements may be breached. We cannot assure you that any of the parties to these agreements will not breach them or that these agreements will provide meaningful protection or adequate remedies in the event of unauthorized use or disclosure of our proprietary technology or information. In addition, we routinely grant publication rights to our scientific collaborators. Although we may retain the right to delay publication to allow for the preparation and filing of a patent application covering the subject matter of the proposed publication, we cannot assure you that our collaborators will honor these agreements. Publication prior to the filing of a patent application would mean that we would lose the ability to patent the technology outside the United States, and third parties or competitors could exploit the technology. We also may not have adequate remedies to protect our proprietary technology and information, including trade secrets. As a result, third parties may gain access to our trade secrets and other proprietary technology, or our trade secrets and other proprietary technology or information may become public. In addition, it is possible that our proprietary technology or information will otherwise become known or be discovered independently by our competitors.

Litigation and disputes related to intellectual property matters are widespread in the biopharmaceutical industry. Any intellectual property-related claims against us, with or without merit, as well as claims initiated by us against third parties, can be time-consuming, expensive and risky to defend or pursue.

Our business depends on certain key personnel, the loss of whom could weaken our management team, and on attracting and retaining qualified personnel.

The growth of our business and our success depends in large part on our ability to attract and retain key management, research and development, sales and marketing and other operating and administrative personnel. Our key personnel include all of our executive officers and vice presidents, many of whom have very specialized scientific, medical or operational knowledge. We have entered into executive severance agreements with certain key personnel, and have a severance plan that covers our full-time employees. We do not maintain key-person life insurance on any of our employees. The loss of the services of one or more of our key personnel or the inability to attract and retain additional personnel and develop additional expertise as needed could limit our ability to develop and commercialize our existing and future product candidates. Such persons are in high demand and often receive competing employment offers.

In addition, the successful and timely launch of ACEON® in 2005 and Ranexa, if approved, in 2006 will depend in large part on our ability to train, deploy and maintain an effective sales and marketing organization. We cannot assure you that we will be able to attract and retain the qualified personnel or develop the expertise needed to co-promote ACEON®, launch Ranexa, if approved, or launch other products, if approved.

Our ability to attract and retain key employees in a competitive recruiting environment is dependent on our ability to offer competitive compensation packages, which typically include equity compensation such as stock option grants. Current and proposed changes in laws, regulations, corporate governance standards, listing requirements and accounting treatment relating to stock options and other common compensation features, such as deferred compensation and loans, may limit or impair our ability to attract and retain key personnel.

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

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation, and defending these lawsuits is likely to be costly, time-consuming and uncertain. Accordingly, no accrual has been established for these lawsuits. In the event of an adverse outcome, our business could be harmed.

Our operations involve hazardous materials, which could subject us to significant liability.

Our research, development and manufacturing activities involve the controlled use of hazardous materials, including hazardous chemicals, radioactive materials and pathogens, and the generation of waste products. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. We may have to incur significant costs to comply with additional environmental and health and safety regulations in the future. We currently do not carry insurance for hazardous materials claims. We do not know if we will be able to obtain insurance that covers hazardous materials claims on acceptable terms with adequate coverage against potential liabilities, if at all. Although we believe that our safety procedures for handling and disposing of hazardous materials comply in all material respects with regulatory requirements, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and may materially adversely affect our business, financial condition and results of operations. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future. There can also be no assurance that our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.

Changes in accounting rules for stock-based compensation will adversely affect our operating results, and may adversely affect our stock price and our competitiveness in the employee marketplace.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment, or Statement 123R, which is a revision of Statement 123. Statement 123R supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. Statement 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. In April 2005, the Securities and Exchange Commission amended the compliance dates for Statement 123R such that we are now allowed to adopt the new standard effective no later than January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alterative to financial statement recognition. We expect to adopt Statement 123R on January 1, 2006.

The adoption of Statement 123R’s fair value method will have a significant impact on our consolidated results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R will depend in part on levels of share-based payments granted in the future and other unknown variables, such as estimated forfeiture rates, volatility, interest rates and option term length.

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

The manufacture and sale of human drugs and other therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. We currently have only limited product liability insurance for clinical trials testing and only limited commercial product liability insurance. We do not know if we will be able to maintain existing product liability insurance or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. This type of insurance is expensive and may not be available on acceptable terms or at all. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our products. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts, and could adversely affect our cash position, results of operations and stock price, as well as our reputation and the reputation of our products in the market.

Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant, uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. For example, we do not carry earthquake insurance. In the event of a major earthquake in our region, our business could suffer significant uninsured damage and loss. We currently maintain general liability, property, auto, workers’ compensation, products liability, directors’

and officers’, and employment practices insurance policies. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage on acceptable terms or at all. For example, the premiums for our directors’ and officers’ insurance policy have increased significantly, and this type of insurance may not be available on acceptable terms or at all. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

Risk Factors Relating to Our Common Stock and Convertible Debt

Investor confidence and share value may be adversely impacted if our independent auditors are unable to provide us with the attestation of the adequacy of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include in annual reports on Form 10-K an assessment by management of the effectiveness of internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement first applied to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and thereafter applies to each annual filing on Form 10-K. As we begin commercial operations, we are in the process of designing, implementing, documenting and testing new internal controls for these operations. In addition, we have become more dependent on the internal controls maintained by our collaborative partners Solvay Pharmaceuticals and Astellas. If we are not successful in implementing these new internal controls for commercial operations, or if our collaborative partners fail to maintain adequate internal controls on which we rely to prepare our financial statements, our management may determine that our internal controls over financial reporting are not effective. In addition, if our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events would result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which would negatively impact the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding.

The market price of our stock has been and may continue to be highly volatile, and the value of an investment in our common stock may decline.

Within the last 12 months, our common stock has traded between $16.78 and $29.79 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Announcements and other events may have a significant impact on the market price of our common stock. For example, recent announcements and events related to clinical trial results and regulatory actions have caused significant volatility in the market price of our common stock. We may have no control over information announced by third parties, such as our collaborative partners or our competitors, which may impact our stock price.

Other announcements and events that can impact the market price of the shares of our common stock include, without limitation:

•	results of our clinical trials and preclinical studies, or those of our collaborative partners or our competitors;

•	regulatory actions with respect to our products or our competitors’ products;

•	achievement of other research or development milestones, such as completion of enrollment of a clinical trial or submitting a regulatory filing;

•	our operating results;

•	our product sales and product revenues;

•	adverse developments regarding the safety and efficacy of our products, our product candidates, or third-party products that are similar to or compete with our products or our product candidates;

•	developments in our relationships with collaborative partners;

•	developments affecting our collaborative partners;

•	government regulations and investigations or audits related to us or to our products;

•	changes in regulatory policy or interpretation;

•	developments related to our patents or other proprietary rights or those of our competitors;

•	changes in the ratings of our securities by securities analysts;

•	operating results or other developments that do not meet the expectations of securities analysts and investors;

•	purchases or sales of our securities by investors who seek to exploit the volatility of our common stock price;

•	market conditions for biopharmaceutical or biotechnology stocks in general; and

•	general economic and market conditions.

In addition, if we fail to reach an important research, development or commercialization milestone or result by a publicly expected deadline, even if by only a small margin, there could be a significant impact on the market price of our common stock. For example, as we approach the announcement of important regulatory actions, such as the FDA’s January 2006 target action date for the amended Ranexa new drug application, and as we announce such results, we expect the price of our common stock to be particularly volatile, and negative results would have a substantial negative impact on the price of our common stock.

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

As of September 30, 2005, we had approximately $399.5 million in long-term convertible debt and aggregate annual debt service obligations on this debt of approximately $11.0 million. If we issue other debt securities in the future, our debt service obligations and interest expense will increase further.

We intend to fulfill our debt service obligations from our existing cash and investments. In the future, if we are unable to generate cash or raise additional cash through financings sufficient to meet these obligations and need to use existing cash or liquidate investments in order to fund these obligations, we may have to delay or curtail research, development and commercialization programs.

Our indebtedness could have significant additional negative consequences, including, without limitation:

•	requiring the dedication of a portion of our cash to service our indebtedness and to pay off the principal at maturity, thereby reducing the amount of our expected cash available for other purposes, including funding our research, development and commercialization efforts and capital expenditures;

•	increasing our vulnerability to general adverse economic conditions;

•	Limiting our ability to obtain additional financing; and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors with better access to capital resources.

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

Provisions of Delaware law and our charter, by-laws, rights plan and the severance agreements we enter into with our officers and employees may prevent or frustrate any attempt by our stockholders to replace or remove our current management and may make the acquisition of our company by another company more difficult.

Our board of directors has adopted a stockholder rights plan, authorized severance benefit agreements for our officers in the event of a change of control, and adopted a severance plan for all non-officer employees in the event of a change of control. Our rights plan and these severance arrangements may delay or prevent a change in our current management team and may render more difficult an unsolicited merger or tender offer.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer except for United States government securities. We are averse to principal loss and strive to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and marketable securities as “fixed-rate” if the rate of return on such instruments remains fixed over their term. These “fixed-rate” investments include U.S. government securities, commercial paper, asset backed securities, corporate bonds, and foreign bonds. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates. We classify our cash equivalents and marketable securities as “variable-rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. As of September 30, 2005, there have been no material changes in these market risks since December 31, 2004.

Our long-term debt at September 30, 2005 includes $100.0 million of our 2.0% senior subordinated convertible debentures due May 16, 2023, $150.0 million of our 2.75% senior subordinated convertible notes due May 16, 2012, and $149.5 million of our 3.25% senior subordinated convertible notes due 2013, which was issued in July 2005. Interest on the 2.0% senior subordinated convertible debentures is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 2.75% senior subordinated convertible notes is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 3.25% senior subordinated convertible notes due 2013 is fixed and payable semi-annually on February 16 and August 16 each year, beginning February 16, 2006. All the notes and debentures are convertible into shares of our common stock at any time prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events. The market value of our long-term-debt will fluctuate with movements of interest rates and with movements in the value of our common stock.

We are exposed to foreign currency exchange rate fluctuations related to the operation of our European subsidiary in the United Kingdom. At the end of each reporting period, expenses of the subsidiary are translated into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are translated into U.S. dollars using either historical rates or the exchange rate in effect at the end of the period. Additionally, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies. Fluctuations in exchange rates impact our financial condition and results of operations as reported in U.S. dollars.

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

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation, and defending these lawsuits is likely to be costly, time-consuming and uncertain. Accordingly, no accrual has been established for these lawsuits. In the event of an adverse outcome, our business could be harmed.

Item 6. Exhibits

Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3, File No. 333-53206, and incorporated herein by reference).

3.3	Restated Bylaws of the Company (Filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.1	Amended and Restated Executive Severance Benefits Agreement between the Company and Tricia Borga Suvari, dated September 20, 2005.

10.2	Amended and Restated Executive Severance Benefits Agreement between the Company and David C. McCaleb, dated September 20, 2005.

10.4	Form of Stock Appreciation Right Agreement, as amended, under the 2000 Equity Incentive Plan.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CV THERAPEUTICS, INC.

Date: November 2, 2005	By:	/s/ LOUIS G. LANGE, M.D., PH.D.
Louis G. Lange, M.D., Ph.D.
Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2005	By:	/s/ DANIEL K. SPIEGELMAN
Daniel K. Spiegelman
Chief Financial Officer (Principal Financial and Accounting Officer)