Form 10-Q
period 2006-03-31
CV THERAPEUTICS INC
filed 2006-05-09
CIK 921506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2006, 45,052,860 shares of the registrant’s common stock, $.001 par value, were outstanding.

CV THERAPEUTICS, INC.

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents	$21,462	$23,688
Marketable securities	351,801	436,495
Accounts receivable	7,157	—
Inventory	4,302	—
Restricted cash	9,982	10,587
Other current assets	21,571	16,296

Total current assets	416,275	487,066
Notes receivable from related parties	75	75
Property and equipment, net	22,916	20,491
Restricted cash	8,719	10,990
Other assets	19,382	13,939

Total assets	$467,367	$532,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,065	$4,690
Accrued and other current liabilities	47,043	58,172
Deferred revenue	6,501	665

Total current liabilities	58,609	63,527
Convertible subordinated notes	399,500	399,500
Other liabilities	5,405	8,544

Total liabilities	463,514	471,571
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized, 45,049,094 and 44,858,060 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	886,873	891,724
Accumulated deficit	(883,028)	(812,554)
Deferred stock-based compensation	—	(18,218)
Accumulated other comprehensive income	8	38

Total stockholders’ equity	3,853	60,990

Total liabilities and stockholders’ equity	$467,367	$532,561

(A)	Derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications have been made to prior period balances to conform to the current presentation.

See accompanying notes

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter ended March 31,
	2006	2005
Revenues:
Collaborative research	$4,376	$5,630
Co-promotion	688	—

Total revenues	5,064	5,630

Operating expenses:
Research and development	31,460	35,129
Selling, general and administrative	44,827	16,355

Total operating expenses	76,287	51,484

Loss from operations	(71,223)	(45,854)
Interest and other income, net	3,915	2,255
Interest expense	(3,166)	(2,823)

Net loss	$(70,474)	$(46,422)

Basic and diluted net loss per share	$(1.57)	$(1.31)

Shares used in computing basic and diluted net loss per share	44,982	35,498

See accompanying notes

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,474)	$(46,422)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on the sale of investments	(21)	224
Impairment recognized for unrealized loss on marketable securities	1,157	—
Forgiveness of related party notes and interest	3	23
Stock-based compensation expense	6,655	948
Depreciation and amortization, net	1,378	2,914
Change in assets and liabilities:
Accounts receivable	(7,157)	—
Inventory	(4,302)	—
Restricted cash	2,876	(119)
Prepaid and other current assets	(5,281)	1,014
Other assets	(5,799)	43
Accounts payable	375	604
Accrued and other liabilities	(9,720)	5,410
Deferred revenue	5,836	(257)

Net cash used in operating activities	(84,474)	(35,618)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	—	(48,731)
Sales of investments	33,749	45,723
Maturities of investments	50,300	12,550
Capital expenditures	(3,679)	(1,942)

Net cash provided by investing activities	80,370	7,600
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	1,878	25,808

Net cash provided by financing activities	1,878	25,808

Net decrease in cash and cash equivalents	(2,226)	(2,210)
Cash and cash equivalents at beginning of period	23,688	20,759

Cash and cash equivalents at end of period	$21,462	$18,549

See accompanying notes

CV THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of CV Therapeutics, Inc. have been prepared following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted. The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for, the interim periods presented. The results of operations for the quarter ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2006 or of future operating results for any interim period. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, which includes our audited consolidated financial statements and the notes thereto.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current presentation. We have combined line items in the condensed consolidated statements of operations previously separately titled “sales and marketing” and “general and administrative” to a new category titled “selling, general and administrative.” We have also reclassified certain items on our balance sheet, including non-cash consideration paid related to our operating lease agreements.

Principles of Consolidation

The financial statements include the accounts of our company and our wholly owned subsidiary. The functional currency of our wholly-owned European subsidiary in the United Kingdom is the U.S. dollar, and all intercompany transactions and balances have been eliminated. All foreign currency remeasurement gains and losses were recorded in the condensed consolidated statements of operations in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, and have not been significant.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventory

We expense costs relating to inventory until such time as we receive an approval letter from the FDA for a new product and then we begin to capitalize the subsequent inventory costs relating to that product. Prior to approval of Ranexa for commercial sale in January 2006 by the FDA, we had expensed all costs associated with the production of Ranexa as research and development expense. Subsequent to receiving approval for Ranexa, we capitalized the cost of manufacturing Ranexa as inventory, including costs to convert existing raw materials to active pharmaceutical ingredient as well as costs to tablet, package and label previously manufactured inventory whose costs had already been expensed as research and development. Until we sell the inventory for which a portion of the costs were previously expensed, the carrying value of our inventory will reflect only incremental costs incurred subsequent to the approval date.

The valuation of inventory requires us to estimate obsolete, expired or excess inventory. Once packaged as finished goods, Ranexa currently has a shelf life of 36 months. The determination of obsolete, expired or excess inventory requires us to estimate the future demand for Ranexa. If our current assumptions about future production or inventory levels, demand or competition were to change or if actual market conditions are less favorable than those we have projected, inventory write-downs may be required that could negatively impact our product margins and results of operations. We also review our inventory for quality assurance and quality control issues identified in the manufacturing process and determine if a write-down is necessary.

Inventory is stated at the lower of cost or market. Cost is determined on a method which approximates the first-in-first-out method. Inventories consist of the following (in thousands):

March 31, 2005
Raw materials	$1,485
Work in process	1,917
Finished goods	326
Deferred costs	574

Total	$4,302

Deferred costs represent the costs of products shipped for which recognition of revenue has been deferred. The total stock-based compensation expense capitalized to inventory was less than $0.1 million for the quarter ended March 31, 2006.

Revenue Recognition

We follow the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), and recognize revenue when there is persuasive evidence an arrangement exists, delivery to the customer has occurred, title has transferred to our wholesale customers, the price is fixed or determinable and collectibility is reasonably assured. Consistent with SAB 104, for arrangements where the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time that all criteria under the provision are met. During March 2006, we offered product return privileges which are customary during product launch on product sales to wholesalers. As a result of these privileges, we have deferred recognition of Ranexa revenue of $6.0 million and recorded this amount as a liability on our condensed consolidated balance sheet as of March 31, 2006. In addition, the costs of manufacturing Ranexa associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized.

We sell our product to wholesale distributors, who in turn, sell to retail pharmacies and government entities. Deferred product revenue is recorded net of applicable allowances for sales returns, distributor fees, government rebate programs, Medicaid reimbursements and customer incentives such as cash discounts for prompt payment. Estimates for distributor fees are based on contractually determined fixed percentages of sales. Estimates for government rebate programs and cash discounts are based on contractual terms, estimated utilization rates and our expectations regarding future utilization rates for these programs. As Ranexa is a new product, we estimate product returns based on the industry trends for other products with similar characteristics.

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment. Allowances for discounts, distribution fees, and product returns are included in accounts payable, accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

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

Revenue under our amended ACEON® co-promotion agreement is recognized based on net product sales recorded by Solvay Pharmaceuticals, our co-promotion partner, above a specified baseline for each reporting period. We recognized $0.7 million of co-promotion revenue during the quarter ended March 31, 2006.

Concentration of Credit Risk

Two trade customers individually comprised greater than 10% of total accounts receivable and their respective percentage of our total deferred product revenue. These two customers comprised 63% and 34%, respectively, of total accounts receivable as of March 31, 2006.

Comprehensive Loss

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, established standards for the reporting and display of comprehensive income (loss) and its components. Comprehensive loss consists of net loss plus the changes in unrealized gains and losses on available-for-sale investment securities. At each balance sheet date presented, our accumulative other comprehensive loss consists solely of unrealized gains on available-for-sale investment securities. Comprehensive loss for the quarter ended March 31, 2006 and 2005 are as follows (in thousands):

	Quarter ended March 31,
	2006	2005
Net loss	$(70,474)	$(46,422)
Increase in unrealized losses on available-for-sale securities	(1,166)	(1,373)
Reclassification adjustment for losses on available-for-sale securities recognized in earnings	1,136	224

Comprehensive loss	$(70,504)	$(47,571)

Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during each period. Our calculation of diluted net loss per share excludes potentially dilutive shares, as these shares were antidilutive for all periods presented. Our calculation of diluted net income per share may be affected in future periods by dilutive impact of our outstanding stock options, restricted stock units, stock appreciation rights, and warrants. In addition, our calculation of diluted net income per share may be affected in future periods by our convertible notes and debentures.

2. Stock-Based Compensation

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options, restricted stock units (RSUs), stock appreciation rights (SARs) and an employee stock purchase plan (ESPP). The following table presents the total stock-based employee compensation expense resulting from stock-based compensation included in our statement of operations (in thousands):

	Quarter Ended, March 31,
	2006	2005
Research and development	$1,757	$283
Selling, general and administrative	4,518	430

Total	$6,275	$713

As of March 31, 2006, we had 10,649,501 shares of common stock reserved for future issuance under our stock compensation plans and ESPP. Cash received from option exercises and purchases under the ESPP for the quarter ended March 31, 2006 was $1.9 million.

Stock Options

Stock options generally vest at least 20% on each annual anniversary of the grant date over four years and expire no later than ten years from the grant date. Stock options are generally granted with an exercise price equal to or above the market value of a share of common stock on the date of grant. For the quarter ended March 31, 2006, approximately $3.4 million of compensation expense related to stock options was recorded.

The following table summarizes stock option activity for the quarter ended March 31, 2006 under all option plans:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005:	7,664	$26.73
Granted	174	26.49
Exercised	(27)	12.59
Forfeited or expired	(70)	22.66

Options outstanding at March 31, 2006	7,741	$26.81	6.7 years	$22,927

Exercisable at March 31, 2006	4,917	$29.76	5.5 years	$16,067

The weighted average grant-date fair value of options granted during the quarter ended March 31, 2006 was $16.18. The total intrinsic value of options exercised for the quarter ended March 31, 2006 was $0.3 million. The total intrinsic value of options exercised for the quarter ended March 31, 2005 was immaterial.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on March 31, 2006 of $22.08 and the exercise price, times the number of shares), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable on March 31, 2006 was approximately 1.9 million. As of March 31, 2006, there was $18.7 million of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.4 years.

Employee Stock Purchase Plan

Under the terms of the ESPP, eligible employees may purchase shares of our common stock at quarterly intervals through their periodic payroll deductions, which may not exceed 15 percent of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85 percent of the fair market value of our common stock at the beginning of the offering period or an amount equal to 85 percent of the fair market value of our common stock on each purchase date. For the quarter ended March 31, 2006, we recorded approximately $0.4 million of compensation expense related to the ESPP. During the three months ended March 31, 2006, 944,910 shares were purchased under the ESPP.

Restricted Stock Units

Our stock compensation plan permits the granting of RSUs to eligible employees, including executives and to certain consultants at fair market value at the date of grant and typically become fully vested over the period the services are performed. Restricted stock units are payable in shares of our common stock upon vesting. RSUs generally vest monthly over a period of 48 months and are settled and issued on specific distribution dates. Some of the RSUs provide for immediate acceleration of vesting in the event that we achieve a certain annualized product revenue threshold over four consecutive quarters. As of March 31, 2006, we cannot estimate the likelihood of achieving this target and have not recorded any accelerated compensation expense related to the performance-based component of the award.

The following table presents a summary of the status of our nonvested RSUs as of March 31, 2006, and changes for the quarter ended March 31, 2006:

Nonvested RSUs	Outstanding RSUs (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested RSUs at December 31, 2005	768	$23.93
Granted	345	27.15
Vested	(82)	24.60
Forfeited	(1)	23.57

Nonvested RSUs at March 31, 2006	1,030	$24.97

As of March 31, 2006, there was approximately $25.7 million of total unrecognized compensation cost related to nonvested RSUs granted under our plans. That cost is expected to be recognized over a period of 3.3 years. Compensation expense related to restricted stock units was $2.0 million and $0.7 million for the quarter ended March 31, 2006 and 2005, respectively. At March 31, 2006, we had approximately 1,251,580 RSUs outstanding, of which 220,980 are vested.

Stock Appreciation Rights

During 2005, we granted 950,000 SARs to certain executives. As originally granted, the SARs generally vest annually over four years and are automatically exercised upon each vesting date. When an award vests, employees will receive compensation equal to the amount, if any, by which the volume weighted average market price of the shares covered by the SAR exceeds the SAR base value for each SAR vested. The SAR base value is a predetermined strike price of $26.45. In January 2006, the board of directors amended the terms of the SAR agreements. For the period of 2006 through 2008 covered by the amended SAR grants, in addition to receiving compensation equal to the amount, if any, by which the volume weighted average market price of the shares covered by the SAR exceeds the SAR base value for each SAR vested for the current year, for that current year the employee will also receive compensation, if any, equal to the amount(s), if any, settled and received in prior years, including 2005. We expect to settle all amounts due under the SARs, if any, using shares of our common stock. As of March 31, 2006, a total of 237,500 SARS were vested. As of March 31, 2006, there was approximately $4.1 million of total unrecognized compensation cost related to nonvested SARs. That cost is expected to be recognized over a period of 2.75 years. We recorded $0.5 million of compensation expense related to these SARs in the quarter ended March 31, 2006.

Adoption of SFAS 123R

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense at fair value for all share-based payment awards made to employees and directors. We adopted SFAS 123R using the modified-prospective transition method. Under that transition method, compensation expense recognized in the quarter ended March 31, 2006 includes (a) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (b) compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Prior to the adoption of SFAS 123R, we presented deferred compensation, which represented the value of RSUs granted to employees as of the grant date remaining to be amortized as the services are performed, as a separate component of stockholders’ equity. Upon the adoption of SFAS 123R, we reclassified the balance in deferred compensation (which totaled approximately $18.2 million) to common stock on our consolidated balance sheet.

Pro Forma Disclosures

Prior to January 1, 2006, we accounted for share-based payment awards under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 stock-based compensation for the quarter ended March 31, 2005 (in thousands, except per share amounts):

Quarter Ended March 31, 2005
Net loss:
As reported	$(46,422)
Add: Stock-based employee compensation (related to RSUs and SARs) included in reported net loss	713
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(4,502)

Pro forma net loss	$(50,211)

Net loss per share basic and diluted:
As reported	$(1.31)

Pro forma	$(1.41)

Measurement

The fair value of our options granted to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Quarter Ended March 31,
	2006	2005
Expected life	6.2 years	5.3 years
Risk-free interest rate	4.5%	4.2%
Volatility	60%	65%

The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the yield at the time of grant of a U.S. Treasury security. Expected volatility is based on both the implied volatilities from traded options on our stock and historical volatility on our stock.

The fair value of awards issued under ESPP plan is measured using assumptions similar to those used for stock options, except that the term of the award is 0.4 years. We value the RSUs at the market price of our common stock on the date of the award. Under APB 25, compensation related to SARs was measured at the end of each period as the amount by which the volume weighted average market price of the shares covered by the SAR exceeds the SAR base value (the predetermined strike price of the instrument of $26.45). Changes in the SAR value were reflected as an adjustment of compensation expense in the periods in which the changes occurred. Under SFAS 123R, compensation expense related to SARs is measured at fair value using an option pricing model, using assumptions similar to those used for employee stock options. Any incremental fair value resulting from modifications of the SARs is also measured at fair value and amortized over the remaining service period for the award.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been materially different.

Recognition

For options granted prior to January 1, 2006, and valued in accordance with SFAS 123, we used the accelerated method for expense attribution and we recognized option forfeitures as they occurred as allowed by SFAS 123. For options granted after January 1, 2006, and valued in accordance with SFAS 123R, we used the straight-line method for expense attribution, and we estimate forfeitures and only recognize expense for those shares expected to vest. Estimates of pre-vesting option forfeitures are based on our historical forfeiture experience. We will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. Our annualized estimated forfeiture rate is approximately 7%. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

We recognize the stock compensation expense for RSUs, using the straight-line method, over the period the services are performed, which is generally 48 months. We recognize stock compensation expense for SARs using the accelerated attribution method over the period the related services were performed, which is generally 4 years.

3. Marketable Securities

As a result of increases in market interest rates during 2006, we had unrealized losses of $1.2 million in our investment portfolio as of March 31, 2006. After consideration of the scheduled maturities in our investment portfolio, our policies with respect to the concentration of investments with issuers or within industries, and our forecasted cash needs to support our operations, we concluded that we did not have the ability to hold all of the impaired securities for a period of time sufficient to recover their cost basis. As of March 31, 2006, management has not determined which individual securities we would sell in order to meet our future cash requirements. As a result, we determined that all individual marketable securities in our portfolio with fair values below amortized cost were other-than-temporarily impaired. Accordingly, we recorded a non-cash impairment charge of approximately $1.2 million as an offset to interest and other income, net for the quarter ended March 31, 2006 to write down the carrying value of these securities to fair value.

4. Lease Amendment

In January 2006, we extended the lease on our Porter Drive buildings in Palo Alto, CA. The lease term was extended to April 2016 with an option to renew for nine years, and the lease provided for net rent reductions of $3.7 million over five years in return for the issuance of warrants to the landlord and the ground lessor to purchase an aggregate total of 200,000 shares of our common stock at a price of $24.04. Each warrant is exercisable, in whole or in part, until the later of (i) the tenth anniversary of January 19, 2006 if (but only if) at any time prior to the fifth anniversary of January 19, 2006 the closing price of our common stock on the Nasdaq National Market has not been more than $48.08 for each trading day during any period of twenty consecutive trading days or (ii) the fifth anniversary of January 19, 2006. In accordance with Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the warrant was valued using the Black-Scholes model, assuming a term of ten years, a risk-free interest rate of 4.4% and volatility of 61%. We are accounting for the warrant as non-cash rent expense over the life of the lease.

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

4. Subsequent Events

Equity Line of Credit

In April 2006, we entered into a Common Stock Purchase Agreement with Azimuth Opportunity Ltd., which provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, Azimuth is committed to purchase up to $200,000,000 of our common stock, or the number of shares which is one less than twenty percent (20%) of the issued and outstanding shares of our common stock as of April 18, 2006, whichever occurs first, over the approximately 36-month term of the Purchase Agreement.

In May 2006, Azimuth purchased 1,080,828 shares for gross proceeds of $20.0 million under this Purchase Agreement.

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

Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “hope,” “may,” “will,” “plan,” “intend,” “estimate,” “could,” “should,” “would,” “continue,” “seek,” “pro forma,” “anticipate” or other similar words (including their use in the negative), or by discussions of future matters such as our future clinical or product development, regulatory review of our products or product candidates, commercialization of our products, our financial performance, possible changes in legislation and other statements that are not historical. These statements include but are not limited to statements under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under the heading “Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

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

We currently have two approved cardiovascular products to promote with our national cardiovascular specialty sales force: Ranexa™ (ranolazine extended-release tablets) and ACEON® (perindopril erbumine) Tablets. Ranexa was approved in the United States in January 2006 for the treatment of chronic angina in patients who have not achieved an adequate response with other antianginal drugs. Ranexa represents the first new pharmaceutical approach to treat angina in the United States in more than 20 years. We launched Ranexa in the United States in March 2006. ACEON®, an angiotensin converting enzyme inhibitor, or ACE inhibitor, is approved in the United States for use in patients with stable coronary artery disease to reduce the risk of cardiovascular mortality or nonfatal myocardial infarction, or MI, and for the treatment of patients with essential hypertension. We co-promote ACEON® in the United States with our partner Solvay Pharmaceuticals, Inc. In addition to our marketed products, we are developing regadenoson, a selective A2A-adenosine receptor agonist for potential use as a pharmacologic agent in myocardial perfusion imaging studies.

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

In order to potentially broaden the product labeling for Ranexa, we are conducting the Metabolic Efficiency with Ranolazine for Less Ischemia in Non-ST Elevation Acute Coronary Syndromes, or MERLIN TIMI-36, clinical study. This study is being conducted under a special protocol assessment, or SPA, agreement with the FDA. If treatment with Ranexa is not associated with an adverse trend in death or arrhythmia compared to placebo, the study could support potential approval of Ranexa as first-line chronic angina therapy, even if statistical significance on the primary endpoint is not achieved. In addition, if statistical significance on the primary endpoint is achieved, Ranexa could also gain potential approval for hospital-based and long-term prevention of acute coronary syndromes. The MERLIN TIMI-36 study began enrollment in October 2004 and is being conducted by the Harvard-based TIMI Study Group. We currently expect data from the MERLIN TIMI-36 study in the first quarter of 2007.

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

One of our drug candidates, regadenoson, a selective A2A-adenosine receptor agonist for potential use as a pharmacologic agent in myocardial perfusion imaging studies is in late-stage clinical development. We completed a Phase 3 trial of regadenoson which met its primary endpoint, for this proposed use in August 2005. Data from a second Phase 3 trial with the same design are expected in the second half of 2006.

In addition, we have several development, preclinical and research programs, the objectives of which are to bring additional drugs to market to help patients with unmet medical needs.

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

Except as noted below, our critical accounting policies and the use of estimates are consistent with those noted in our Annual Report on Form 10-K for the year ended December 31, 2005. We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Valuation of Marketable Securities

We invest in short-term and long-term marketable debt securities for use in current operations. We classify our investments as available-for-sale and report the securities at fair value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss). For securities with unrealized losses as of the period end, we evaluate whether the impairment is other-than-temporary. Our assessment includes a consideration of our intent and ability to hold the impaired security for a period of time sufficient to recover its cost basis. If we conclude that an other-than-temporary impairment exists, we recognize an impairment charge to reduce the investment to fair value and record the related charge as a reduction of interest and other income, net. As a result of increases in market interest rates during 2006, we had unrealized losses of $1.2 million in our investment portfolio as of March 31, 2006. After consideration of the scheduled maturities in our investment portfolio, our policies with respect to the concentration of investments with issuers or within industries, and our forecasted needs to support our operations, we concluded that we did not have the ability to hold impaired securities for a period of time sufficient to recover their cost basis. As a result, for the quarter ended March 31, 2006, we recorded an impairment charge of $1.2 million related to these securities. If market interest rates continue to increase in future periods, we may record additional impairment charges related to our investments.

Inventory

Until January 2006, all costs associated with the manufacturing of Ranexa were included in research and development expenses when incurred. Once Ranexa was approved by the FDA, we have capitalized in inventory the subsequent cost of manufacturing Ranexa for commercial sale and will expense such cost as cost of sales at the time of sale. However, as we sell our existing inventory that was previously expensed, there will be a period of time whereby we will reflect product revenue with minimal cost of sales. Cost of sales reflected in our operating expenses in 2006, and for some period thereafter, will not reflect full absorption cost of production because a portion of the raw materials, labor and overhead costs incurred to produce the product sold were previously expensed. For this reason, we anticipate that our margin on sales of Ranexa will continue to fluctuate from quarter to quarter during 2006 and for some period thereafter. We expect that cost of sales will continue to reflect incremental costs for 2006 and some period of time thereafter, as we consume inventory that was expensed prior to approval. Inventory which was previously expensed was $12.5 million as of March 31, 2006. The decrease in the value of these previously expensed inventories offset deferred costs, sample expense and research and development costs, as appropriate.

The valuation of inventory requires us to estimate obsolete, expired or excess inventory. Currently, Ranexa has a shelf life of 36 months. The determination of obsolete, expired or excess inventory requires us to estimate the future demands for Ranexa. If our current assumptions about future production or inventory levels, demand or competition were to change or if actual market conditions are less favorable than those we have projected, inventory write-downs may be required that could negatively impact our product margins and results of operations. We also review our inventory for quality assurance and quality control issues identified in the manufacturing process and determine if a write-down is necessary.

Revenue Recognition

We follow the provisions of Staff Accounting Bulletin No. 104 Revenue Recognition (SAB 104), and recognize revenue when there is persuasive evidence an arrangement exists, delivery to the customer has occurred, title has transferred to our wholesale customers, the price is fixed or determinable and collectibility is reasonably assured. Consistent with SAB 104, for arrangements where the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time that all criteria under the provision are met. During March of 2006, we offered product return privileges which are customary during product launch on product sales to wholesalers. As a result of these privileges, we have deferred recognition of Ranexa revenue of $6.0 million and recorded this amount as a liability on our condensed consolidated balance sheet as of March 31, 2006. In addition, the costs of manufacturing Ranexa associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized. The expanded return privileges offered on sales to customers during March of 2006 expire in the third quarter of 2006. We expect to recognize the deferred revenue, if any, in the third quarter of 2006 related to the portion of product sales made during the March 2006 product launch period that are not returned.

We sell our product to wholesale distributors, who in turn, sell to retail pharmacies and government entities. Deferred product revenue is recorded net of applicable allowances for sales returns, distributor fees, government rebate programs, Medicaid reimbursements and customer incentives such as cash discounts for prompt payment. Estimates for distributor fees are based on contractually determined fixed percentages of sales. Estimates for government rebate programs and cash discounts are based on contractual terms, estimated utilization rates and our expectations regarding future utilization rates for these programs. As Ranexa is a new product, we will estimate product returns based on the industry trends for other products with similar characteristics. Commencing in April 2006, we expect to recognize product revenues upon shipment to the distributors.

Revenue under our amended ACEON® co-promotion agreement is recognized based on net product sales recorded by Solvay Pharmaceuticals, our co-promotion partner, above a specified baseline for each reporting period.

Stock Based Compensation

We currently use the Black-Scholes and other option pricing models to estimate the fair value of employee stock options, stock appreciation rights, restricted stock units and the employee stock purchase plan. Calculating the fair value of share-based payment awards requires considerable judgment, including estimating stock price volatility, the amount of stock-based awards that are expected to be forfeited and the expected life of the share-based payment awards. While fair value may be readily determinable for awards of stock or restricted stock units, market quotes are not available for long-term, non-transferable stock options or stock appreciation rights because these instruments are not traded. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. When establishing an estimate of the expected term, we consider the vesting period for the award, our historical experience of employee stock option exercises, the expected volatility, and a comparison to relevant peer group data. We review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value stock based awards granted in future periods. Actual results, and future changes in estimates, may differ substantially from our current estimates. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Quarter ended March 31,
	2006	2005
Collaborative research	$4.4	$5.6
Co-promotion	0.7	–

Total revenues	$5.1	$5.6

Dollar change from prior year	$(0.5)
Percentage change from prior year	(9)%

The decrease in collaborative research revenues was primarily due to a decrease in the amount of reimbursable development costs incurred in connection with our two Phase 3 clinical trials undertaken in our collaboration with Astellas US LLC for the development of regadenoson. We announced data for one of the two Phase 3 clinical trials for regadenoson in August 2005 and this trial has now been largely completed, while the other Phase 3 trial is ongoing.

The decrease in collaborative research revenues was partially offset by recognition of $0.7 million of co-promotion revenue as sales of ACEON® exceeded the baseline specified in the amended co-promotion agreement with our collaborative partner, Solvay Pharmaceuticals, Inc.

With respect to Ranexa, we received FDA approval in January 2006 and commenced commercial product sales in March 2006. Due to customary product launch return privileges on product sales to wholesalers during March 2006, we deferred recognition of Ranexa product revenue of $6.0 million for the quarter ended March 31, 2006.

Research and Development Expenses

Total research and development expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Quarter ended March 31,
	2006	2005
Total research and development expenses	$31.5	$35.1
Dollar change from prior year	$(3.6)
Percentage change from prior year	(10)%

The decrease in research and development expenses in the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 was primarily due to lower outside contract service expenses for our Phase 3 regadenoson studies and capitalization of Ranexa manufacturing costs as inventory in the current quarter versus the expensing of these costs in the same quarter in 2005 prior to receiving FDA approval of Ranexa. The decrease was partially offset by higher personnel related expenses, which includes stock-based compensation as a result of our adoption of SFAS 123R on January 1, 2006, in our research and development organization.

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

	Quarter ended March 31,
(in thousands)	2006	2005
Ranexa	$16,136	$17,954
Regadenoson	6,675	8,772
Other projects	8,649	8,403

Total research and development	$31,460	$35,129

Selling, General and Administrative Expense

Total selling, general and administrative expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Quarter ended March 31,
	2006	2005
Total selling, general and administrative expenses	$44.8	$16.4
Dollar change from prior year	$28.4
Percentage change from prior year	173%

The increase in selling, general and administrative expenses in the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 was primarily due to additional personnel and related expenses incurred in conjunction with maintaining a national cardiovascular specialty sales force that includes approximately 250 cardiovascular account specialists that was recruited in the second and third quarters of 2005, other expenses incurred to launch Ranexa and co-promote ACEON® and higher headcount related expenses, which includes stock-based compensation as a result of our adoption of SFAS 123R on January 1, 2006, in other areas to support our increased commercialization and business activities.

Interest and Other Income, Net

Total interest and other income, net and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Quarter ended March 31,
	2006	2005
Total interest and other income, net	$3.9	$2.3
Dollar change from prior year	$1.6
Percentage change from prior year	70%

The increase in interest and other income, net in the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 was primarily due to higher interest rates earned on our investment portfolio, partially offset by a non-cash investment impairment charge of $1.2 million related to a decline in market values of marketable securities in our investment portfolio that were deemed to be other-than-temporary. We expect interest and other income, net to fluctuate in the future with changes in average investment balances and market interest rates.

Interest Expense

Total interest expense and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Quarter ended March 31,
	2006	2005
Total interest expense	$3.2	$2.8
Dollar change from prior year	$0.4
Percentage change from prior year	14%

The increase in interest expense in the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 was primarily due to higher average convertible debt balances.

Liquidity and Capital Resources

	As of
(in millions)	March 31, 2006	December 31, 2005
Cash, cash equivalents and marketable securities	$373.3	$460.2

	Quarter ended March 31,
	2006	2005
Cash flows:
Net cash used in operating activities	$84.5	$35.6
Net cash provided by investing activities	$80.4	$7.6
Net cash provided by financing activities	$1.9	$25.8

We have financed our operations since inception primarily through public offerings and private placements of debt and equity securities and payments under corporate collaborations.

In April 2006, we entered into a Common Stock Purchase Agreement with Azimuth Opportunity Ltd., which provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, Azimuth is committed to purchase up to $200,000,000 of our common stock, or the number of shares which is one less than twenty percent (20%) of the issued and outstanding shares of our common stock as of April 18, 2006, whichever occurs first, over the approximately 36-month term of the Purchase Agreement. In May 2006, Azimuth purchased 1,080,828 shares for gross proceeds of $20.0 million under this Purchase Agreement.

We estimate that our cash, cash equivalents and marketable securities as of March 31, 2006 should be sufficient to fund our operations for at least the next 12 months. We currently estimate that our operating expenses for 2006 will be approximately $310.0 million to $330.0 million.

As of March 31, 2006, we had $373.3 million in cash, cash equivalents and marketable securities, compared to $460.2 million at December 31, 2005. Net cash used in operating activities was $84.5 million for the quarter ended March 31, 2006, and resulted primarily from our net loss adjusted for changes in accrued and other liabilities, non-cash expenses primarily related to stock-based compensation, accounts receivable, inventory, deferred revenue, other assets and other current assets. Net cash used in operating activities was $35.6 million for the quarter ended March 31, 2005, and resulted primarily from our net loss adjusted for changes in accrued and other liabilities and non-cash expenses.

Net cash provided by investing activities of $80.4 million in the quarter ended March 31, 2006 consisted primarily of maturities and sales of marketable securities of $84.0 million offset by capital expenditures of $3.7 million. Net cash provided by investing activities of $7.6 million in the quarter ended March 31, 2005 consisted primarily of proceeds from sales and maturities of marketable securities of $58.3 million, partially offset by purchases of marketable securities of $48.7million and capital expenditures of $1.9 million. In the future, net cash provided by or used in investing activities may fluctuate from period to period due to the timing of maturities, sales or purchases of marketable securities and payments for capital expenditures.

Net cash provided by financing activities of $1.9 million in the quarter ended March 31, 2006 was related to stock issued through our Employee Stock Purchase Plan and exercises of employee stock options. Net cash provided by financing activities of $25.8 million in the quarter ended March 31, 2005 was primarily due to net proceeds of approximately $25.0 million from the sale of 1,275,711 shares of common stock to Acqua Wellington North American Equities Fund, Ltd.

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

Contractual Obligations and Significant Commercial Commitments

The following summarizes our contractual obligations and the periods in which payments are due as of March 31, 2006:

	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Convertible notes(1)	$8,554	$10,984	$10,984	$10,984	$10,984	$445,263	$497,753
Manufacturing obligations(2)	10,375	3,198	2,501	1,251	—	—	17,325
Operating leases(3)	8,499	13,069	13,281	13,589	15,158	37,992	101,588

	$27,428	$27,251	$26,766	$25,824	$26,142	$483,255	$616,666

(1)	“Convertible notes” consist of principal and interest payments on our 2.0% senior subordinated convertible debentures due 2023, our 2.75% senior subordinated convertible notes due 2012 and our 3.25% senior subordinated convertible notes due 2013. The holders of our 2.0% senior subordinated convertible debentures due 2023 may require us to purchase all or a portion of their debentures on May 16, 2010, May 16, 2013 and May 16, 2018, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. The principal for these debentures is shown in the “thereafter” column consistent with their maturity date.
(2)	“Manufacturing obligations” include significant non-cancelable orders and minimum commitments under our agreements related to the manufacturing of Ranexa.
(3)	“Operating leases” consists of minimum lease payments related to real estate leases for our facilities covering 186,000 square feet. These leases expire between February 2008 and April 2016. One of the leases is secured by a $6.0 million irrevocable letter of credit.

We also have a commitment related to an agreement with Quintiles Transnational Corp. which is not included in the table above whereby we are required to engage Quintiles to provide $10.0 million or more of commercialization services by or before six months following the approval of Ranexa by the FDA. Otherwise, we are obligated to pay Quintiles ten percent of the difference between $10.0 million and the actual amounts of commercialization services we have engaged with them during the end of the six month period following the approval of Ranexa.

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

As we transition from a research and development-focused company to a company with commercial operations and revenues, we expect that our operating results will continue to fluctuate. Our product revenues will be unpredictable and may fluctuate due to many factors, many of which we cannot control. For example, our ability and the ability of our collaborative partners to market and sell our products will depend significantly on the market acceptance of our products as well as the extent to which reimbursement for the cost of our products will be available from government health administration authorities, private health insurers and other organizations. If our products fail to achieve market acceptance or are unfavorably reimbursed, this would result in lower product sales and lower product revenues. As a result, we would have increased capital requirements in the future.

We may require substantial additional funding in order to complete our research and development activities and commercialize our products and product candidates. As of March 31, 2006, our cash, cash equivalents and marketable securities totaled $373.3 million. We estimate that our cash, cash equivalents and marketable securities as of March 31, 2006 should be sufficient to fund our operations for at least the next 12 months. However, we cannot assure you that we will not require or seek additional funding prior to then or that additional financing will be available on acceptable terms or at all.

Our future capital requirements will depend on many factors, including revenues, if any, generated from ACEON® and Ranexa, market acceptance of our approved products, scientific progress in our research, development and commercialization programs, the size and complexity of these programs, the timing, scope and results of preclinical studies and clinical trials, our ability to establish and maintain collaborative partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical material and other factors not within our control. We cannot guarantee that the additional financing to meet our capital requirements will be available on acceptable terms or at all. Insufficient funds may require us to delay, scale back or eliminate some or all of our research, development or commercialization programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern. If we issue equity or convertible debt securities to raise additional funds, substantial dilution to existing stockholders may result.

The significant amounts of capital that we are spending to provide and/or enhance infrastructure, headcount and inventory to co-promote ACEON® in the United States and to commercialize Ranexa in the United States would be lost if we cannot significantly increase the level of United States sales of ACEON® and Ranexa. Our ACEON® and Ranexa commercialization efforts include building our sales and marketing infrastructure, increasing our marketing communications efforts, and hiring and training a national specialty cardiovascular sales force that includes approximately 250 cardiovascular account specialists. If we cannot substantially increase the level of United States sales of ACEON® or if we do not achieve market acceptance for Ranexa the future benefits of these expenditures and any future commitments of capital would be lost. The loss of future benefits from this investment may harm our business, increase our cash requirements, increase the volatility of our stock price and result in additional operating losses. Our sales and marketing expenses have increased substantially as we have begun to co-promote ACEON® and commercialize Ranexa in the United States.

We have experienced significant operating losses since our inception in 1990, including net losses of $70.5 million in the quarter ended March 31, 2006, $228.0 million in 2005, $155.1 million in 2004 and $111.1 million in 2003. As of March 31, 2006, we had an accumulated deficit of $883.0 million. The process of developing and commercializing our product candidates requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capability. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in operating losses for the foreseeable future. The revenues that we generate relating to ACEON®, Ranexa and other approved products, if any, may not be sufficient for us to achieve or sustain profitability.

Other Information

In April 2006, we announced that in accordance with Nasdaq marketplace rule 4350, we granted 14 non-executive employees inducement stock options covering an aggregate of 39,100 shares of common stock under our 2004 Employment Commencement Incentive Plan. These inducement stock options are classified as non-qualified stock options with an exercise price equal to the fair market value on the grant date. The options have a ten-year term and vest over four years as follows: 20% of these options will vest on the date one year from the optionee’s hire date, 20% of the options will vest in monthly increments during each of the second and third years, and 40% of the options will vest in monthly increments during the fourth year (in all cases subject to the terms and conditions of our 2004 Employment Commencement Incentive Plan).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer except for United States government securities. We are averse to principal loss and strive to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and marketable securities as “fixed-rate” if the rate of return on such instruments remains fixed over their term. These “fixed-rate” investments include U.S. government securities, commercial paper, asset backed securities, corporate bonds, and foreign bonds. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates. We classify our cash equivalents and marketable securities as “variable-rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. As of March 31, 2006, there have been no material changes in these market risks since December 31, 2005.

Our long-term debt at March 31, 2006 includes $100.0 million of our 2.0% senior subordinated convertible debentures due May 2023, $150.0 million of our 2.75% senior subordinated convertible notes due May 2012, and $149.5 million of our 3.25% senior subordinated convertible notes due August 2013, which were issued in July 2005. Interest on the 2.0% senior subordinated convertible debentures is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 2.75% senior subordinated convertible notes is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 3.25% senior subordinated convertible notes due 2013 is fixed and payable semi-annually on February 16 and August 16 each year. All the notes and debentures are convertible into shares of our common stock at any time prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events. The market value of our long-term-debt will fluctuate with movements of interest rates and with movements in the value of our common stock.

The table below presents the amounts and related average interest rates of our investment portfolio and our long-term debt as of March 31, 2006:

	Average Interest Rate	Estimated Market Value
	($ in thousands)
Cash equivalents:
Variable rate	4.52%	$18,292
Marketable securities portfolio:
Fixed rate (mature in 2006)	3.50%	$137,649
Fixed rate (mature in 2007)	4.16%	$150,533
Variable rate (mature in 2007)	4.79%	$2,000
Fixed rate (mature in 2008)	4.31%	$61,619
Long-term debt:
2.0% senior subordinated convertible debentures due 2023	2.00%	$84,380
2.75% senior subordinated convertible notes due 2012	2.75%	$206,010
3.25% senior subordinated convertible notes due 2013	3.25%	$159,262

Foreign Currency Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our European subsidiary in the United Kingdom. At the end of each reporting period, expenses of the subsidiary are remeasured into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are remeasured into U.S. dollars using either historical rates or the exchange rate in effect at the end of the period. Additionally, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies. In particular, we have foreign expenses associated with our ongoing clinical studies, such as the MERLIN-TIMI 36 clinical trial of Ranexa. We currently do not hedge against this foreign currency risk. Although fluctuations in exchange rates impact our financial condition and results of operations as reported in U.S. dollars, foreign currency gains and losses for the quarters ended March 31, 2006 and 2005 have been under $0.1 million and are not significant.

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

Changes in Internal Controls over Financial Reporting. We received FDA approval for Ranexa in January 2006, resulting in our implementation of new significant accounting policies during the quarter ended March 31, 2006 with respect to revenue recognition and capitalization of inventory. These new significant accounting policies caused changes in certain of our business processes and associated internal controls over financial reporting. There have been no other changes in our internal controls over financial reporting, other than those noted above, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We have experienced significant operating losses since our inception in 1990, including net losses of $70.5 million in the quarter ended March 31, 2006, $228.0 million in 2005, $155.1 million in 2004 and $111.0 million in 2003. As of March 31, 2006, we had an accumulated deficit of $883.0 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in operating losses for the foreseeable future. The revenues that we recognize relating to ACEON®, Ranexa™, and other approved products, if any, may not be sufficient for us to achieve or sustain profitability.

Our operating results are subject to fluctuations that may cause our stock price to decline.

As we transition from a research and development-focused company to a company with commercial operations and revenues, we expect that our operating results will continue to fluctuate. Our product revenues will be unpredictable and may fluctuate due to many factors, many of which we cannot control. For example, factors affecting our revenues presently or in the future include:

•	timing and success of product launches by us and our collaborative partners, including the launch of Ranexa in the United States in March 2006;

•	level of demand for our products, including physician prescribing habits;

•	wholesaler buying patterns, product returns and contract terms;

•	reimbursement rates or policies;

•	the results of our clinical studies, including our MERLIN TIMI-36 clinical trial of Ranexa;

•	the length of time it takes for an approved product to achieve market acceptance, if at all;

•	rebates and administrative fees on sales of our approved products that we pay to customers and other third parties;

•	the extent to which patients fill prescriptions written by their doctors for our approved products, and the amount of co-payments patients experience to fill their prescriptions;

•	regulatory constraints on, or delays in the review of, our product promotional materials and programs;

•	government regulations;

•	increased competition from new or existing products or therapies, including lower-priced generic products and alternatives to drug treatment such as interventional medicine;

•	changes in our contract manufacturing activity, including the availability or lack of commercial supplies of products and samples for promotion and distribution;

•	timing of non-recurring license fees and the achievement of milestones under new and existing license and collaborative agreements; and

•	our product marketing, promotion, distribution, sales and pricing strategies and programs, including product discounts and rebates extended to customers.

With respect to our co-promotion arrangement relating to ACEON®, in addition to the foregoing factors, we will not receive any revenues in a given quarter if specified sales levels are not achieved. This means that we may make substantial commercialization expenditures and only receive a small amount of revenues, as happened in the quarter ending March 31, 2006, or receive no revenues at all, as happened in previous quarters under the arrangement. There are also provisions in our agreement that could affect revenues. For example, the amount of revenues we receive under the agreement will be modified if the FDA approves a generic to perindopril in the United States, if we do not meet our minimum marketing and promotional commitments under the agreement, or if we allow Solvay Pharmaceuticals to provide at least a specified number of details that turns out to be the majority of product details in any given year.

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

As of March 31, 2006, we had cash, cash equivalents and marketable securities of $373.3 million, which we expect will be sufficient to fund our current operations for at least the next 12 months. For the quarter ended March 31, 2006 and fiscal years ended December 31, 2005, 2004 and 2003, our net losses were $70.5 million, $228.0 million, $155.1 million and $111.0 million, respectively. We currently estimate that our operating expenses for fiscal 2006 will be approximately $310.0 million to $330.0 million. We do not expect to generate sufficient revenues through our United States co-promotion of ACEON® or through our launch of Ranexa in March 2006 to achieve profitability without requiring additional funding in order to complete our future research, development and commercialization activities.

The amount of additional funding that we will require depends on many factors, including, without limitation:

•	the amount of revenue, if any, that we are able to obtain from any approved products, and the time and costs required to achieve those revenues;

•	the timing, scope and results of preclinical studies and clinical trials, including our MERLIN TIMI-36 clinical trial of Ranexa;

•	the costs of launching our products;

•	the costs of commercializing our products, including marketing, promotional and sales costs, product pricing, and discounts and rebates extended to customers;

•	the costs of manufacturing or obtaining preclinical, clinical and commercial materials;

•	the size and complexity of our programs;

•	the time and costs involved in obtaining regulatory approvals;

•	our ability to establish and maintain strategic collaborative partnerships, such as our arrangement with Solvay Pharmaceuticals and our arrangement with Astellas US LLC (formerly Fujisawa Healthcare, Inc.);

•	competing technological and market developments;

•	the costs involved in filing, prosecuting, maintaining and enforcing patent claims; and

•	progress in our research and development programs.

Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may, among other things:

•	have to delay, scale back or eliminate some or all of our research and/or development programs;

•	have to delay, scale back or eliminate some or all of our commercialization activities;

•	lose rights under existing licenses;

•	have to relinquish more of, or all of, our rights to product candidates on less favorable terms than we would otherwise seek; and

•	be unable to operate as a going concern.

If additional funds are raised by issuing equity or convertible debt securities, our existing stockholders will experience dilution.

Our failure to manage our rapid growth could harm our business.

We have experienced rapid growth and expect to continue to expand our operations over time. In 2005, we more than doubled the size of our workforce, including by hiring, training and deploying a national cardiovascular specialty sales force of approximately 250 personnel. As we perform under the co-promotion arrangement relating to ACEON®, launch Ranexa in the United States, continue to conduct a large clinical trial of Ranexa, continue to conduct clinical trials for our other product candidates and continue our drug discovery efforts, we have added personnel in many areas, including operations, sales, marketing, regulatory, clinical, finance, information systems and other general and administrative functions. We may not manage this growth effectively, which would harm our business and cause us to incur higher operating costs. If rapid growth continues, it may strain our operational, managerial and financial resources.

The commercialization of our products is substantially dependent on our ability to develop effective sales and marketing capabilities.

Our successful commercialization of Ranexa and ACEON® in the United States will depend on our ability to establish an effective sales and marketing organization in the United States. We have hired, trained and deployed additional marketing personnel and a national cardiovascular specialty sales force of approximately 250 personnel, which began to promote ACEON® in 2005 and Ranexa in March 2006. The size of our sales force may increase or decrease in the future, depending on many factors, including the effectiveness of the sales force, the level of market acceptance of Ranexa, and the results of our ongoing MERLIN TIMI-36 clinical trial of Ranexa. Recruiting, hiring, training, deploying and retaining a national sales force and additional personnel is very expensive, complex and time-consuming. We do not know if this sales force will be sufficient in size or scope to compete successfully in the marketplace. Among other factors, we may not be able to gain sufficient access to healthcare practitioners, which would have a negative effect on our ability to promote our products and gain market acceptance. Even if we gain access to healthcare practitioners, we may not be able to change prescribing patterns in favor of our approved products. We do not know whether the personnel we have recruited and trained will be effective or whether we will gain market acceptance for Ranexa or ACEON® in the United States.

Our approved products may not achieve market acceptance or generate revenues.

If Ranexa and ACEON® fail to achieve market acceptance, our product sales and our ability to become profitable in the future will be adversely affected. Many factors may affect the rate and level of market acceptance of Ranexa and ACEON® in the United States, including:

•	our product marketing, promotion, distribution sales and pricing strategies and programs;

•	our ability to provide acceptable evidence of the product’s safety, efficacy, cost-effectiveness and convenience compared to that of competing products or therapies;

•	product labeling claims;

•	the extent to which physicians do or do not prescribe a product to the full extent encompassed by product labeling;

•	regulatory constraints on, or delays in the review of, our product promotional materials and programs;

•	the perception of physicians and other members of the healthcare community of the product’s safety, efficacy, cost-effectiveness and convenience compared to that of competing products or therapies;

•	patient and physician satisfaction with the product;

•	the effectiveness of our sales and marketing efforts and those of our strategic partners, including Solvay Pharmaceuticals and Astellas;

•	the size of the market for the product;

•	any publicity concerning the product or similar products;

•	the introduction, availability and acceptance of competing treatments, including lower-priced generic products;

•	the availability and level of third-party reimbursement for the product;

•	the ability to gain formulary acceptance and favorable formulary positioning for our approved products on government and managed care formularies and the discounts and rebates offered in return;

•	the success of ongoing development programs relating to our products, including our MERLIN TIMI-36 clinical trial of Ranexa;

•	new data or adverse event information relating to the product or any similar products and any resulting regulatory scrutiny;

•	our ability to satisfy post-marketing safety surveillance responsibilities and safety reporting requirements;

•	whether or not regulatory authorities impose risk management programs on the product, which can vary widely in scope, complexity, and impact on market acceptance of a product, and can include education and outreach programs, controls on the prescribing, dispensing or use of the product, and/or restricted access systems;

•	the continued availability of third parties to manufacture and distribute the product and product samples on acceptable terms, and the continued ability to manufacture commercial-scale quantities of the product successfully and on a timely basis;

•	the outcome of patent or product liability litigation, if any, related to the product;

•	regulatory developments relating to the development, manufacture, commercialization or use of the product; and

•	changes in the regulatory environment.

For example, we believe that the approved product labeling for Ranexa and ACEON® will have a direct impact on our marketing, promotional and sales programs for these products, and could adversely affect market acceptance of our products.

Regulatory authorities approve product labeling with reference to the preclinical and clinical data that form the basis of the product approval, and as a result the scope of approved labeling is generally impacted by the available data. The approved product labeling for Ranexa states that because Ranexa prolongs the QT interval in a dose-dependent manner, the product should be reserved for use in chronic angina patients who have not achieved an adequate response with other antianginal drugs, and should be used in combination with other common antianginal treatments, specifically amlodipine, beta-blockers or nitrates. As a result, Ranexa is approved for only a portion of the overall angina patient population in the United States. Any approval of Ranexa for broader use with angina patients will require, among other things, successful completion of our large ongoing MERLIN TIMI-36 clinical trial, from which preliminary results are expected in the first quarter of 2007. We cannot assure you that the MERLIN TIMI-36 clinical trial will succeed or allow us to expand the approved labeling for Ranexa.

In addition to approving product labeling, the FDA typically reviews core promotional materials in connection with new product launches. We must obtain the FDA’s review of our key promotional materials in connection with the launch of Ranexa. We do not know whether the FDA will review these materials on a timely basis, or whether the reviewed materials will allow us to effectively promote Ranexa with healthcare practitioners and managed care audiences. For example, the approved product labeling states that the mechanism of action of Ranexa is unknown. As a result, our promotional materials will not be able to discuss preclinical research that suggests that Ranexa is a selective late sodium current inhibitor, which may make it difficult for us to differentiate the product in the market.

The pharmaceutical and biopharmaceutical industries and the market for cardiovascular drugs in particular, are intensely competitive. Ranexa, ACEON® and any of our other products that receive regulatory approval will compete with well-established, proprietary and generic cardiovascular therapies that have generated substantial sales over a number of years and are widely used and accepted by health care practitioners. For example, ACEON® is a member of the highly competitive class of drugs known as ACE inhibitors, including at least one branded ACE inhibitor with substantial United States sales much larger than United States sales of ACEON®. Although the FDA approved ACEON® for the treatment of patients with stable coronary artery disease to reduce the risk of cardiovascular mortality or nonfatal myocardial infarction in August 2005, to date there have been only minimal product sales and our marketing and promotional efforts have not materially increased overall market acceptance.

We may also be hampered in our promotional efforts by a lack of familiarity with our company and our products among healthcare practitioners in the United States. Relatively few United States physicians served as clinical investigators in the CARISA or ERICA clinical studies of Ranexa; as a result, only a limited number of United States healthcare practitioners are familiar with using Ranexa, even in a clinical trial setting. In addition, the EUROPA trial that led to the FDA’s approval of ACEON® for a new indication in August 2005 was conducted entirely in Europe, and United States practitioners have relatively little experience using ACEON® for this indication.

In addition to direct competition, our products will also have to compete against the promotional efforts for other products in order to be noticed by physicians and patients. The level of promotional effort in the pharmaceutical and biopharmaceutical markets has increased substantially. Market acceptance of our products will be affected by the level of promotional effort that we are able to provide for our products. The level of our promotional efforts will depend in part on our ability to train, deploy and retain an effective sales and marketing organization, as well as our ability to secure additional financing. We cannot assure you that the level of promotional effort that we will be able to provide for our products or the levels of additional financing we are able to secure, if any, will be sufficient to obtain market acceptance of our products.

We launched Ranexa in the United States in March 2006 and we continue to co-promote ACEON in the United States, which require significant capital expenditures. If we are not successful in achieving market acceptance for these products, the significant amounts of capital we are spending in connection with their commercialization would be lost.

We are spending significant amounts of capital in connection with the launch of Ranexa in the United States in March 2006. The level of our operating expenses increased in the second half of 2005 in connection with our pre-commercialization efforts relating to Ranexa. We expect the level of our operating expenses in fiscal 2006 to increase substantially compared to our fiscal 2005 operating expenses due to the launch of Ranexa. Our Ranexa commercialization efforts include further building inventory of the product and product samples, making distribution arrangements with wholesalers that include expensive launch-related arrangements to stock Ranexa at the retail pharmacy level, sales training, increased marketing research and communication efforts, deployment of our national cardiovascular specialty sales force of approximately 250 personnel in connection with initial promotional efforts, and additional hiring. Our previous and ongoing investments in the product would be lost if we cannot achieve market acceptance and generate revenues for the product.

We spent approximately $171.1 million on sales and marketing activities from January 1, 2002 through March 31, 2006, which primarily related to Ranexa and ACEON®. The loss of these investments would harm our business, increase our cash requirements and result in continued operating losses and a substantial decline in our stock price.

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

If we or others identify previously unknown side effects for Ranexa or ACEON® or any products perceived to be similar to Ranexa or ACEON®, or if any already known side effect becomes a more serious concern than was previously thought on the basis of new data or other developments, or if manufacturing problems occur, then in any of those circumstances:

•	sales of the product may decrease significantly;

•	regulatory approval for the product may be restricted or withdrawn;

•	we may decide to, or be required to, send product warning letters or field alerts to physicians and pharmacists;

•	reformulation of the product, additional preclinical or clinical studies, changes in labeling of the product or changes to or re-approvals of manufacturing facilities may be required;

•	our reputation in the marketplace may suffer; and

•	investigations and lawsuits, including class action suits, may be brought against us.

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

Our ability and the ability of our collaborative partners to market and sell our products will depend significantly on the extent to which reimbursement for the cost of our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third party payers and governmental health administration authorities are increasingly attempting to limit and/or regulate the price of medical products and services, especially branded prescription drugs. For example, under the Medicare Prescription Drug Improvement and Modernization Act of 2003, Medicare beneficiaries are now able to elect coverage for prescription drugs under Medicare Part D, and the various entities providing such coverage are attempting to negotiate rebates and other price concessions from pharmaceutical manufacturers, which may increase pressure to lower prescription drug prices and may limit drug access. The full impact of this new law on our business as it relates to Ranexa and ACEON® in the United States is not yet clear to us, and the impact will depend in part on specific decisions regarding the level of coverage provided for the therapeutic categories in which our products are included, the terms on which such coverage is provided, and the extent to which preference is given to selected products in a category. These changes in Medicare reimbursement could have a negative effect on the revenue, if any, that we derive from sales of any of our products. In addition, the increased emphasis on managed healthcare in the United States will put additional pressure on the pricing and usage of any of our products, which may adversely affect product sales and revenues.

Even if our products are deemed to be safe and effective by regulatory authorities, third party payers and governmental health administration authorities may direct patients to generic products or other lower-priced therapeutic alternatives, and there are an increasing number of such alternatives available. Some third-party payers establish a preference for selected products in a category and provide higher levels of formulary acceptance and coverage for preferred products and higher co-payments for non-preferred products. The current level of reimbursement for ACEON® is low, and we may not be able to increase reimbursement levels or product revenues in part because under our co-promotion arrangement, Solvay Pharmaceuticals is responsible for all managed care contracts for the product. Significant uncertainty exists as to the reimbursement status of newly approved health care products, such as Ranexa. As a result, we cannot predict the availability or amount of reimbursement for Ranexa or how the product will be positioned relative to other antianginal products and therapies. In February 2006, we set the wholesale acquisition cost of Ranexa at $5.50 per day for the daily starting dose of 500 mg tablet twice daily. This represents a higher price than the cost of any other antianginal drug currently on the market in the United States. Our pricing for Ranexa may result in less favorable reimbursement and formulary positioning for the product under government programs including Medicare or by third-party payers, and may result in more or higher barriers to patient access to the product such as higher co-payments and/or prior authorization requirements. If we fail to obtain favorable reimbursement or formulary positioning for Ranexa or ACEON®, health care providers may limit how much or under what circumstances they will prescribe or administer these products. We expect to offer discounts or rebates to some customers to attempt to contract for favorable formulary status, which will lower the amount of product revenues we receive. These competing factors will affect the amount of product revenues we will receive for Ranexa in the United States.

For sales of any of our products in Europe, if approved, we will be required to seek reimbursement approvals on a country-by-country basis. We cannot be certain that any products approved for marketing will be considered cost effective, that reimbursement will be available, or that allowed reimbursement will be adequate in these markets. In addition, in Europe, various government entities control the prices of prescription pharmaceuticals and often expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. As a result, reimbursement policies and pricing controls could adversely affect our or any strategic partners’ ability to sell our products on a profitable basis in Europe.

Our customer base is highly concentrated.

Our principal customers are a small number of wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of the market in the United States. Our ability to distribute our products, including Ranexa, to retail pharmacy chains and to recognize revenues on a timely basis will be substantially dependent on our ability to maintain commercially reasonable agreements with each of these wholesale distributors. The loss or bankruptcy of any of these customers could materially and adversely affect our future results of operations, financial condition and our ability to distribute our products.

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

Our successful commercialization of Ranexa and ACEON® will also depend on the performance of numerous third-party vendors over which we have little control. For example, we rely entirely on third-party vendors to manufacture and distribute Ranexa in the United States, to administer our physician sampling programs relating to Ranexa and ACEON®, and to perform some of our sales and marketing operations functions, such as our product call centers. As a result, our level of success in commercializing Ranexa and ACEON® depends significantly on the efforts of these third parties, as well as our strategic partners. If these third parties fail to perform as expected, our ability to market and promote Ranexa and ACEON® would be significantly compromised.

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

For example, we have entered into several agreements with third party manufacturers relating to Ranexa, including for commercial-scale active pharmaceutical ingredient, bulk tablet manufacturing, packaging and supply of a raw material component of the product. We currently rely on a single supplier at each step in the production cycle for Ranexa. In addition, under our co-promotion agreement with Solvay Pharmaceuticals, Solvay Pharmaceuticals is responsible for the manufacture and distribution of ACEON®, and the manufacture of product samples, and in turn is dependent on third parties for the manufacture of the active pharmaceutical ingredient and the drug product. Similarly, under our agreement with Astellas relating to regadenoson, Astellas is responsible for the commercial manufacture and supply of regadenoson, if approved, and in turn is dependent on third parties for the manufacture of the active pharmaceutical ingredient and the drug product. Our ability to commercialize Ranexa and our ability to co-promote ACEON® are each entirely dependent on these arrangements, and would be affected by any delays or difficulties in performance on the part of our contract manufacturers for Ranexa, or Solvay Pharmaceuticals or its third party manufacturers in the case of ACEON®. For example, in the case of our Ranexa supply chain, where we are reliant on a single manufacturer at each step in the production cycle for the product, the failure of any manufacturers to supply product on a timely basis or at all, or to manufacture our product in compliance with product specifications or applicable quality or regulatory requirements, or to manufacture product or samples in volumes sufficient to meet market demand, would adversely affect our ability to commercialize Ranexa and could negatively affect our operating results. For example, a quality problem in the Ranexa supply chain could result in an inventory write-off that could negatively affect our operating results.

Furthermore, we and our third party manufacturers, laboratories and clinical testing sites may be required to pass pre-approval inspections of facilities by the FDA and corresponding foreign regulatory authorities before obtaining marketing approvals, including for any new drug application (if any) relating to one of our other product candidates, such as regadenoson. Even after product approval, our facilities and those of our contract manufacturers remain subject to periodic inspection by the FDA and other domestic and foreign regulatory authorities. We cannot guarantee that any such inspections will not result in compliance issues that could prevent or delay marketing approval or negatively impact our ability to maintain product approval or distribution, or require us to expend money or other resources to correct. In addition, we or our third party manufacturers are required to adhere to stringent federal regulations setting forth current good manufacturing practices for pharmaceuticals. These regulations require, among other things, that we manufacture our products and maintain our records in a carefully prescribed manner with respect to manufacturing, testing and quality control activities. In addition, drug product manufacturing facilities in California must be licensed by the State of California, and other states may have comparable requirements. We cannot assure you that we will be able to obtain such licenses when and where needed.

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

Our MERLIN TIMI-36 clinical trial is a large, ongoing clinical study of Ranexa, in which the completion and duration of the study is based on achieving specified numbers of events. We expect to enroll approximately 6,500 patients in this trial. Although we presently expect preliminary results from the trial at the end of 2006 or in the first quarter of 2007, the completion of our MERLIN TIMI-36 clinical trial may be delayed due to slower than anticipated event rates or enrollment. The MERLIN TIMI-36 clinical trial of Ranexa is a large and expensive clinical study, and any delay in its conduct or completion would adversely affect our statements of operations and increase the period of uncertainty about its results.

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

Delays in approvals or rejections of marketing applications in the United States or foreign markets may be based upon many factors, including regulatory requests for additional analyses, reports, clinical inspections, clinical and/or preclinical data and/or studies, regulatory questions regarding data or results, unfavorable review by advisory committees, changes in regulatory policy during the period of product development and/or the emergence of new information regarding our products or other products. For example, in 2005 we withdrew our marketing authorization application for ranolazine filed with the European Medicines Agency, because these regulatory authorities requested additional clinical pharmacokinetic data regarding the product prior to approval.

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

In addition, the environment in which our regulatory submissions may be reviewed changes over time. For example, average review times at the FDA for marketing approval applications can fluctuate substantially, and we cannot predict the review time for any of our submissions with any regulatory authorities. Review times also can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes.

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

In July 2004, we announced that we reached written agreement with the FDA on an SPA agreement for the MERLIN TIMI-36 clinical trial of Ranexa, which could support potential approval of Ranexa as first-line therapy for patients suffering from chronic angina if treatment with Ranexa is not associated with an adverse trend in death or arrhythmia compared to placebo, even if statistical significance on the primary study endpoint is not achieved, provided that we also successfully complete a clinical evaluation of higher doses of Ranexa. MERLIN TIMI-36 could also result in approval for Ranexa for the treatment and long-term prevention of acute coronary syndromes, if the study meets its primary endpoint. We cannot assure you that the MERLIN TIMI-36 clinical trial will succeed or allow us to expand the approved labeling for Ranexa. The MERLIN TIMI-36 study will enroll approximately 6,500 patients, although the study’s duration and completion is based on achieving specified numbers of events. An independent data safety monitoring board overseeing the study may end the study early with no notice due to results observed by the board during one of its periodic safety assessments of the study. If the MERLIN TIMI-36 study shows that treatment with Ranexa is associated with an adverse trend in death or arrhythmia compared to placebo, our ability to commercialize Ranexa would be seriously impaired or stopped altogether, and we may become subject to product liability litigation and other claims against us. Furthermore, the additional safety data we will receive from our MERLIN TIMI-36 study will require us to modify the product’s labeling, and could cause the FDA to further limit or restrict the approved labeling for Ranexa. Any or all of these events would adversely affect the market acceptance of Ranexa and our cash position, results of operations and our stock price.

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

Product/Product Candidate	United States Primary Compound Patent Expiration
Ranexa	2003	*
ACEON®	2009	†
Regadenoson	2019

*	Because ranolazine is a new chemical entity, under applicable United States laws we have received exclusivity as a new chemical entity for the ranolazine compound until January 2011. In addition, the United States compound patent relating to Ranexa expired in 2003, but we have received several one-year interim patent term extensions under the Hatch-Waxman Act, and we reapplied on a permanent basis for patent term extension after the FDA approved Ranexa in January 2006. We expect to be able to receive an extension under the Hatch-Waxman Act, which we anticipate will extend the patent protection to May 2008 for the approved product, which is the Ranexa extended-release tablet, for the use in chronic angina approved by the FDA in January 2006. Also, we have received issued patents from the United States Patent and Trademark Office claiming various sustained release formulations of ranolazine and methods of using sustained release formulations of ranolazine, including the formulation tested in our Phase 3 trials for Ranexa, for the treatment of chronic angina. These patents expire in 2019. We do not have any issued patent claims covering any intravenous formulation of ranolazine on a stand-alone basis. After January 2011, patent term extension and new chemical entity exclusivity under the laws of the United States will no longer be available, and unless we are able to obtain additional exclusivity relating to a successful supplemental new drug application and such additional exclusivity runs past January 2011, we will be entirely reliant on our then-issued patents claiming uses and formulations of Ranexa to continue to protect our investments in Ranexa’s development and commercialization. It is possible that one or more competitors could develop competing products that do not infringe these patent claims, or could succeed in invalidating these issued patent claims, or that these patents could be lost through an interference or opposition proceeding, reexamination, litigation or otherwise. Generic challenges and related patent litigation are common in the biopharmaceutical industry.

†	Perindopril is covered by an issued patent that covers the compound and expires in November 2009.

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

We adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, on January 1, 2006. SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, restricted stock units and stock appreciation rights, to be recognized in the statement of operations based on their fair values. We expect that our adoption of SFAS 123R will cause our operating expenses and net loss to increase in 2006 compared to 2005, which may adversely affect our stock price. To the extent that we reduce our use of share-based payments to employees and directors in an effort to reduce our operating expenses and net loss, we may also reduce our ability to recruit, hire and retain employees.

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

The manufacture and sale of human drugs and other therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. The approved labeling for Ranexa includes warnings regarding QT prolongation and the risk of arrhythmias and sudden death and tumor promotion. Despite or even because of these warnings, we may be subject to product liability claims in the future, including if patients on Ranexa die suddenly from arrhythmias or contract cancer. Any product liability claims could have a material negative effect on the market acceptance and sales of our products. We currently have only limited product liability insurance for clinical trials testing and only limited commercial product liability insurance. We do not know if we will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. This type of insurance is expensive and may not be available on acceptable terms or at all. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to develop or commercialize our potential products. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts. This could adversely affect our cash position and results of operations and could increase the volatility of our stock price.

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

Risk Factors Relating to Our Common Stock and Convertible Debt

Investor confidence and share value may be adversely impacted if our independent auditors do not provide us with the attestation of the effectiveness of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include in annual reports on Form 10-K an assessment by management of the effectiveness of internal controls over financial reporting. In addition, we are required to have our independent auditors attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement applies to each annual filing on Form 10-K. As we begin commercial operations, we are in the process of designing, implementing, documenting and testing new internal controls for these operations. In addition, we will become more dependent on the internal controls maintained by our collaborative partners. If we are not successful in implementing these new internal controls for commercial operations, or if our collaborative partners fail to maintain adequate internal controls on which we rely to prepare our financial statements, our management may determine that our internal controls over financial reporting are not effective. In addition, if our independent auditors are not satisfied with the effectiveness of our internal controls over financial reporting, including the level at which these controls are documented, designed, operated or reviewed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may be unable to attest to management’s assessment or may be unable to issue an unqualified attestation report. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding.

The market price of our stock has been and may continue to be highly volatile, and the value of an investment in our common stock may decline.

Within the last 12 months, our common stock has traded between $17.10 and $29.79 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Announcements and other events may have a significant impact on the market price of our common stock. We may have no control over information announced by third parties, such as our corporate partners or our competitors, which may impact our stock price.

Other announcements and events that can impact the market price of the shares of our common stock include, without limitation:

•	results of our clinical trials and preclinical studies, or those of our corporate partners or our competitors;

•	regulatory actions with respect to our products or our competitors’ products;

•	our operating results;

•	our product sales and product revenues;

•	achievement of other research or development milestones, such as completion of enrollment of a clinical trial or making a regulatory filing;

•	adverse developments regarding the safety and efficacy of our products, our product candidates, or third-party products that are similar to our products or our product candidates;

•	developments in our relationships with corporate partners;

•	developments affecting our corporate partners;

•	government regulations, reimbursement changes and governmental investigations or audits related to us or to our products;

•	changes in regulatory policy or interpretation;

•	developments related to our patents or other proprietary rights or those of our competitors;

•	changes in the ratings of our securities by securities analysts;

•	operating results or other developments that do not meet the expectations of public market analysts and investors;

•	purchases or sales of our securities by investors who seek to exploit the volatility of our common stock price;

•	market conditions for biopharmaceutical or biotechnology stocks in general; and

•	general economic and market conditions.

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

As of March 31, 2006, we had approximately $399.5 million in long-term convertible debt and aggregate annual debt service obligations on this debt of approximately $11.0 million. If we issue other debt securities in the future, our debt service obligations and interest expense will increase.

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

If we sell shares of our common stock under our equity line of credit arrangement or in other future financings, existing common stockholders will experience immediate dilution and, as a result, our stock price may go down.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. For example, we have entered into a common stock purchase agreement with Azimuth Opportunity Ltd. pursuant to which we may sell to Azimuth up to $200.0 million of our common stock, or 9,010,404 shares of our common stock, whichever occurs first, at a discount of 3.8% to 5.8%, to be determined based on our market capitalization at the start of each sale period. The purchase agreement with Azimuth provides that, at our request, Azimuth will purchase a certain dollar amount of shares, with the exact number of shares to be determined based on the per share market price of our common stock over the draw-down period for such purchase. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners, an Institutional Division of Financial West Group, Member NASD/SIPC, a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. Our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock by Azimuth.

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

CV THERAPEUTICS, INC.

Date: May 9, 2006	By:	/s/ LOUIS G. LANGE, M.D., PH.D.
Louis G. Lange, M.D., Ph.D.
.		Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2006	By:	/s/ DANIEL K. SPIEGELMAN
Daniel K. Spiegelman
Chief Financial Officer (Principal Financial and Accounting Officer)