Form 10-Q
period 2006-06-30
CV THERAPEUTICS INC
filed 2006-08-09
CIK 921506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

As of August 4, 2006, 46,313,316 shares of the registrant’s common stock, $.001 par value, were outstanding.

CV THERAPEUTICS, INC.

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents	$4,240	$23,688
Marketable securities	310,539	436,495
Accounts receivable	7,746	—
Inventories	5,393	—
Restricted cash	8,912	10,587
Other current assets	17,927	16,296

Total current assets	354,757	487,066
Notes receivable from related parties	75	75
Property and equipment, net	23,155	20,491
Restricted cash	6,868	10,990
Other assets	29,062	13,939

Total assets	$413,917	$532,561

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,417	$4,690
Accrued and other current liabilities	41,516	58,172
Deferred revenue	6,417	665

Total current liabilities	50,350	63,527
Convertible subordinated notes	399,500	399,500
Other liabilities	5,415	8,544

Total liabilities	455,265	471,571
Stockholders’ equity (deficit):
Preferred stock	—	—
Common stock	914,745	891,724
Accumulated deficit	(956,121)	(812,554)
Deferred stock-based compensation	—	(18,218)
Accumulated other comprehensive income	28	38

Total stockholders’ equity (deficit)	(41,348)	60,990

Total liabilities and stockholders’ equity (deficit)	$413,917	$532,561

(A)	Derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications have been made to prior period balances to conform to the current presentation.

See accompanying notes

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Collaborative research	$4,869	$5,747	$9,245	$11,377
Product sales, net	1,230	—	1,230	—
Co-promotion	751	—	1,439	—

Total revenues	6,850	5,747	11,914	11,377

Operating costs and expenses:
Cost of sales	353	—	353	—
Research and development	33,228	31,577	64,688	66,705
Selling, general and administrative	46,983	25,149	91,810	41,505

Total operating costs and expenses	80,564	56,726	156,851	108,210

Loss from operations	(73,714)	(50,979)	(144,937)	(96,833)
Interest and other income, net	3,790	2,250	7,705	4,506
Interest expense	(3,169)	(2,872)	(6,335)	(5,695)

Net loss	$(73,093)	$(51,601)	$(143,567)	$(98,022)

Basic and diluted net loss per share	$(1.59)	$(1.43)	$(3.16)	$(2.74)

Shares used in computing basic and diluted net loss per share	45,904	36,103	45,446	35,802

See accompanying notes

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(143,567)	$(98,022)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on the sale of investments	(48)	298
Impairment recognized for unrealized loss on marketable securities	2,005	—
Forgiveness of related party notes and interest	3	17
Stock-based compensation expense	12,769	2,696
Depreciation and amortization, net	3,195	5,858
Change in assets and liabilities:
Accounts receivable	(7,746)	—
Inventories	(5,393)	—
Prepaid and other current assets	(1,637)	(93)
Other assets	(12,284)	39
Accounts payable	(2,273)	(4,383)
Accrued and other liabilities	(14,625)	16,090
Deferred revenue	5,752	(515)

Net cash used in operating activities	(163,849)	(78,015)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	—	(94,590)
Sales of investments	49,655	112,631
Maturities of investments	75,500	25,575
Capital expenditures	(6,187)	(3,989)
Purchase of convertible note from collaboration partner	(4,000)	—

Net cash provided by investing activities	114,968	39,627
CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	5,797	2,881
Proceeds from issuance of common stock through employee stock purchase plan and stock options	3,811	1,982
Net proceeds from issuance of common stock related to equity line of credit	19,825	24,950

Net cash provided by financing activities	29,433	29,813

Net decrease in cash and cash equivalents	(19,448)	(8,575)
Cash and cash equivalents at beginning of period	23,688	20,759

Cash and cash equivalents at end of period	$4,240	$12,184

See accompanying notes

CV THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of CV Therapeutics, Inc. have been prepared following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted. The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for, the interim periods presented. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2006 or of future operating results for any interim period. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, which includes our audited consolidated financial statements and the notes thereto.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current presentation. We have combined line items in the condensed consolidated statements of operations previously separately titled “sales and marketing” and “general and administrative” into a new category titled “selling, general and administrative.” We have also reclassified certain items on our balance sheet, including non-cash consideration paid related to our operating lease agreements.

Principles of Consolidation

The financial statements include the accounts of our company and our wholly owned subsidiary. The functional currency of our wholly-owned subsidiary in the United Kingdom is the U.S. dollar, and our financial statements eliminate all intercompany transactions and balances. All foreign currency remeasurement gains and losses were recorded in the condensed consolidated statements of operations in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, and have not been significant.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories

We expense costs relating to inventories until such time as we receive an approval letter from the U.S. Food and Drug Administration (FDA) for a new product and then we begin to capitalize the subsequent inventory costs relating to that product. Prior to approval of Ranexa for commercial sale in January 2006 by the FDA, we had expensed all costs associated with the production of Ranexa as research and development expense. Subsequent to receiving approval for Ranexa, we capitalized the costs of manufacturing Ranexa as inventory, including costs to convert existing raw materials to active pharmaceutical ingredient as well as costs to tablet, package and label previously manufactured inventory whose costs had already been expensed as research and development. Until we sell the inventory for which a portion of the costs were previously expensed, the carrying value of our inventories will reflect only incremental costs incurred subsequent to the approval date.

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

Inventory is stated at the lower of cost or market. Cost is determined on a standard cost method which approximates the first-in-first-out method. Inventory consists of the following (in thousands):

June 30, 2006
Raw materials	$1,571
Work in process	2,028
Finished goods	1,212
Deferred costs	582

Total	$5,393

Deferred costs represent the costs of products shipped for which recognition of revenue has been deferred. The total stock-based compensation expense capitalized to inventory was approximately $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2006.

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

Product Sales, Net

Commencing in April 2006, we recognized product sales upon shipment to the distributors. During March 2006, we offered product return privileges which are customary during product launch on product sales to wholesalers. As a result of these privileges, we have continued to defer recognition of Ranexa revenue of $6.0 million from the quarter ended March 31, 2006 and have kept this amount as a liability on our condensed consolidated balance sheet as of June 30, 2006. In addition, the costs of manufacturing Ranexa associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time when the deferred revenue is recognized.

We sell our product to wholesale distributors, who in turn, sell to a variety of outlets where patients access their prescriptions, including but not limited to retail pharmacies, mail order pharmacies, managed care organizations, pharmaceutical benefit managers, hospitals, nursing homes and government entities. Product sales are recorded net of applicable allowances for sales returns, distributor fees, government chargeback programs, Medicaid reimbursements, pharmaceutical benefit plan rebates, managed care rebates, and customer incentives such as cash discounts for prompt payment. All of our product sales allowances are based on estimates. If actual future results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment. Our product sales allowances and accruals are as follows:

•	Sales return reserves are established in accordance with our return policy, which allows buyers to return our expired products up to six months prior to product expiration and one year following product expiration. As Ranexa is a new product, we estimate product returns based on the industry trends for other products with similar characteristics and similar return policies.

•	Distributor fees are discounts to wholesalers based on contractually determined rates. Distributor fees are accrued in the same period the related revenue is recognized resulting in a reduction to product sales and the establishment of an accrual in current liabilities.

•	Government chargebacks are the result of contractual commitments by us to provide discounted products to government-healthcare entities that receive discounts. Chargebacks occur when a specified health care provider purchases our products through an intermediary wholesaler at fixed contract prices that are lower than the list prices we charge the wholesalers. The wholesaler, in turn, charges us back for the difference between the price initially paid by the wholesaler and the contract price paid to the wholesaler by the healthcare providers. Chargebacks are accrued at the time of sale as a reduction to product sales and an establishment of a reserve against accounts receivable. Chargeback reserves require us to make estimates of current and future patient usage and applicable contractual rebate rates.

•	Medicaid rebates are due to state governments based on products dispended by a pharmacy, clinic or hospital to a Medicaid program participant. Medicaid rebate accruals are recorded in the same period the related revenue is recognized resulting in a reduction to product sales and the establishment of an accrual in current liabilities. Rebate accruals require us to make estimates of current and future patient usage and applicable contractual rebate rates.

•	Pharmaceutical benefit plan rebates and managed care rebates are the result of contractual commitments by us to provide products to healthcare providers at specified prices or discounts. Pharmaceutical benefit plan rebate accruals are recorded in the same period the related revenue is recognized resulting in a reduction to product sales and the establishment of an accrual in current liabilities. Rebate accruals require us to make estimates of current and future patient usage and applicable contractual rebate rates.

•	Prompt pay sales discounts are credits granted to wholesalers for remitting payment on their purchases within contractually defined cash repayment incentive periods. The contractually defined cash repayment periods are generally 30 days. Based upon our expectation that wholesalers will comply with the contractual terms to earn the prompt pay sales discount, we reserve, at the time of original sale, 100% of the prompt pay discounts related to the sale as a reduction to product sales and an establishment of a reserve against accounts receivable.

Collaborative Research Revenue

Revenue under our collaborative research arrangements is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front license payments, periodic milestone payments and reimbursements for research activities. For multiple element arrangements, we follow the guidance of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. For these arrangements, we generally are not able to identify evidence of fair value for the undelivered elements and we therefore recognize any consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the performance period. Up-front or milestone payments which are still subject to future performance requirements are recorded as deferred revenue and are amortized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We reevaluated the performance period for certain collaborative research arrangements in 2005, which resulted in an immaterial change in revenues as compared to our original estimate. We will continue to reevaluate the performance period for our collaborative arrangements in future periods. We evaluate the appropriate performance period based on research progress attained and certain events, such as changes in the regulatory and competitive environment. Revenues related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed. Cost-sharing payments received from collaborative partners for a proportionate share of the excess of the companies’ combined research and development expenditures pursuant to the related collaboration agreement are presented in the statement of operations as collaborative research revenue.

Co-promotion Revenue

Revenue under our amended ACEON® co-promotion agreement is recognized based on net product sales recorded by Solvay Pharmaceuticals, our co-promotion partner, above a specified baseline for each reporting period. We do not record net product sales in our statement of operations on a gross basis since we are not the primary obligor for the product sales and do not otherwise meet the criteria as a principal under Emerging Issues Task Force Issue No. 99-19.

Concentration of Credit Risk

Two customers individually comprised 34% and 63% of Ranexa deferred revenue and 36% and 57%, respectively, of Ranexa accounts receivable as of June 30, 2006. One of these two customers and a third customer individually comprised 40% and 39% of Ranexa gross product sales for the three and six months ended June 30, 2006.

Comprehensive Loss

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, established standards for the reporting and display of comprehensive income (loss) and its components. Comprehensive loss consists of net loss plus the changes in unrealized gains and losses on available-for-sale investment securities. At each balance sheet date presented, our accumulated other comprehensive loss consists solely of unrealized gains on available-for-sale investment securities. Comprehensive loss for the three and six months ended June 30, 2006 and 2005 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net loss:	$(73,093)	$(51,601)	$(143,567)	$(98,022)
Increase in unrealized losses on marketable securities	839	1,235	1,947	310
Reclassification adjustment for losses on marketable securities recognized in earnings	(819)	(73)	(1,957)	(298)

Comprehensive loss	$(73,073)	$(50,439)	$(143,577)	$(98,010)

Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during each period presented. Our calculation of diluted net loss per share excludes potentially dilutive shares, as these shares were antidilutive for all periods presented. Our calculation of diluted net income per share may be affected in future periods by the dilutive impact of our outstanding stock options, restricted stock units, stock appreciation rights, warrants or by our convertible notes and debentures.

2. Stock-Based Compensation

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options, restricted stock units (RSUs), stock appreciation rights (SARs) and an employee stock purchase plan (ESPP). The following table presents the total stock-based employee compensation expense resulting from stock-based compensation included in our condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Research and development	$1,894	$269	$3,651	$552
Selling, general and administrative	4,127	442	8,645	873

Total	$6,021	$711	$12,296	$1,425

Stock-based employee compensation related to cost of sales was less than $0.1 million for both the three and six months ended June 30, 2006.

As of June 30, 2006, we had 11,134,207 shares of common stock reserved for future issuance under our stock compensation plans and ESPP. Cash received from option exercises and purchases under our ESPP for the three and six months ended June 30, 2006 was $1.9 million and $3.8 million, respectively.

We also recognized compensation for options, RSUs and SARs granted to consultants in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Stock Options

Stock options generally vest at least 20% on each annual anniversary of the grant date over four years and expire no later than ten years from the grant date. Stock options are generally granted with an exercise price equal to or above the market value of a share of common stock on the date of grant. For the three and six months ended June 30, 2006, approximately $3.2 million and $6.6 million, respectively, of compensation expense related to stock options was recorded.

The following table summarizes stock option activity for the three and six months ended June 30, 2006 under all option plans:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005:	7,664	$26.73
Granted	174	26.49
Exercised	(27)	12.59
Forfeited or expired	(70)	22.66

Balance at March 31, 2006:	7,741	26.81
Granted	238	16.66
Exercised	(37)	6.57
Forfeited or expired	(137)	24.96

Options outstanding at June 30, 2006	7,805	$26.63	6.5 years	$2,706

Exercisable at June 30, 2006	5,182	$29.28	5.5 years	$2,511

The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2006 was $10.22 and $12.64, respectively. The total intrinsic value of options exercised for the three and six months ended June 30, 2006 was $0.3 million and $0.3 million, respectively. The total intrinsic value of options exercised for the three and six months ended June 30, 2005 was also $0.3 million and $0.3 million, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of our common stock, as defined by our compensation plans, on June 30, 2006 of $13.44 and the exercise price of options, times the number of shares subject to such options), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable on June 30, 2006 was approximately 1.1 million. As of June 30, 2006, there was $17.6 million of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.4 years.

Compensation expense related to non-employees was $0.1 million and $0.3 million for the three and six months ended June 30, 2006, respectively.

Employee Stock Purchase Plan

Under the terms of the ESPP, eligible employees may purchase shares of our common stock at quarterly intervals through their periodic payroll deductions, which may not exceed 15 percent of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85 percent of the fair market value of our common stock at the beginning of the offering period or an amount equal to 85 percent of the fair market value of our common stock on each purchase date. For the three and six months ended June 30, 2006, we recorded approximately $0.4 million and $0.8 million, respectively, of compensation expense related to the ESPP. During the three and six months ended June 30, 2006, 146,190 and 255,195 shares, respectively, were purchased under the ESPP.

Restricted Stock Units

Our stock compensation plan permits the granting of RSUs to eligible employees, including executives and to certain consultants at fair market value at the date of grant and typically become fully vested over the period the services are performed. RSUs are payable in shares of our common stock upon vesting. RSUs generally vest monthly over a period of 48 months and are settled and issued on specific distribution dates. Some of the RSUs provide for immediate acceleration of vesting in the event that we achieve a certain annualized product revenue threshold over four consecutive quarters. As of June 30, 2006, we cannot estimate the likelihood of achieving this target and have not recorded any accelerated compensation expense related to the performance-based component of the award.

The following table presents a summary of the status of our nonvested RSUs as of June 30, 2006 and changes for the three and six months ended June 30, 2006:

Nonvested RSUs	Outstanding RSUs (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested RSUs at December 31, 2005	768	$23.93
Granted	345	27.15
Vested	(82)	24.60
Forfeited	(1)	23.57

Balance at March 31, 2006:	1,030	24.97
Granted	17	18.73
Vested	(76)	24.79
Forfeited	(8)	26.41

Nonvested RSUs at June 30, 2006	963	$24.90

As of June 30, 2006, there was approximately $24.0 million of total unrecognized compensation cost related to nonvested RSUs granted under our plans. That cost is expected to be recognized over a period of 3.1 years. Compensation expense related to restricted stock units was $1.9 million and $0.7 million for the three months ended June 30, 2006 and 2005, respectively, and $3.9 and $1.4 million for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, we had approximately 1,259,563 RSUs outstanding, of which 296,761 are vested.

Compensation expense related to non-employees was less than $0.1 million for the three months ended June 30, 2006 and was immaterial. Compensation expense related to non-employees was $0.2 million for the six months ended June 30, 2006.

Stock Appreciation Rights

During 2005, we granted 950,000 SARs to certain executives. The SARs generally vest annually over four years and are automatically exercised upon each vesting date. The SAR base value is a predetermined strike price of $26.45. Under the original grant terms, for the period 2005, when an award vested, employees received compensation equal to the amount by which the volume weighted average market price of the shares covered by the SAR exceeds the SAR base value for each SAR vested. In January 2006, the board of directors amended the terms of the SAR agreements. For the period of 2006 through 2008 covered by the amended SAR grants, in addition to receiving compensation equal to the amount, if any, by which the volume weighted average market price of the shares covered by the SAR exceeds the SAR base value for each SAR vested for the current year, for that current year the employee will also receive compensation, if any, equal to the amount(s), if any, settled and received in prior years, including 2005. We expect to settle all amounts due under the SARs, if any, using shares of our common stock. As of June 30, 2006, a total of 237,500 SARS were vested. As of June 30, 2006, there was approximately $3.6 million of total unrecognized compensation cost related to nonvested SARs. That cost is expected to be recognized over a period of 2.50 years. We recorded $0.6 million and $1.1 million of compensation expense related to these SARs in the three and six months ended June 30, 2006, respectively.

Compensation expense related to non-employees was less than $0.1 million for both the three and six months ended June 30, 2006, respectively, and was immaterial.

Adoption of SFAS 123R

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense at fair value for all share-based payment awards made to employees and directors. We adopted SFAS 123R using the modified-prospective transition method. Under that transition method, compensation expense recognized in the three and six months ended June 30, 2006 includes (a) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (b) compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

Pro Forma Disclosures

Prior to January 1, 2006, we accounted for share-based payment awards under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 stock-based compensation for the three and six months ended June 30, 2005 (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss:
As reported	$(51,601)	$(98,022)
Add: Stock-based employee compensation (related to RSUs and SARs) included in reported net loss	711	1,425
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(4,714)	(9,220)

Pro forma net loss	$(55,604)	$(105,817)

Net loss per share basic and diluted:
As reported	$(1.43)	$(2.74)

Pro forma	$(1.54)	$(2.96)

Measurement

The fair value of our options granted to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Expected life	6.2 years	5.0 years	6.2 years	5.2 years
Risk-free interest rate	5.0%	3.8%	4.8%	4.0%
Volatility	60%	60%	60%	63%

The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the yield at the time of grant of a U.S. Treasury security. Expected volatility is based on both the implied volatilities from traded options on our common stock and historical volatility on our common stock.

The fair value of awards issued under the ESPP plan is measured using assumptions similar to those used for stock options, except that the term of the award is 0.3 years. We value the RSUs at the market price of our common stock on the date of the award. Under APB 25, compensation related to SARs was measured at the end of each period as the amount by which the volume weighted average market price of the shares covered by the SAR exceeds the SAR base value (the predetermined strike price of $26.45). Changes in the SAR value were reflected as an adjustment of compensation expense in the periods in which the changes occurred. Under SFAS 123R, compensation expense related to SARs is measured at fair value using an option pricing model, using assumptions similar to those used for employee stock options. Any incremental fair value resulting from modifications of the SARs is also measured at fair value and amortized over the remaining service period for the award.

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

We recognize the stock compensation expense for RSUs, using the straight-line method, over the period the services are performed, which is generally 48 months. We recognize stock compensation expense for SARs using the accelerated attribution method over the period the related services were performed, which is generally 48 months.

3. Marketable Securities

As a result of increases in market interest rates during 2006, we had unrealized losses of $0.8 million in our investment portfolio as of June 30, 2006. After consideration of the scheduled maturities in our investment portfolio, our policies with respect to the concentration of investments with issuers or within industries, and our forecasted cash needs to support our operations, we concluded that we did not have the ability and intent to hold all of the impaired securities for a period of time sufficient to recover their cost basis. As of June 30, 2006, management has not determined which individual securities we would sell in order to meet our future cash requirements. As a result, we determined that all individual marketable securities in our portfolio with fair values below amortized cost were other-than-temporarily impaired. Accordingly, we recorded a non-cash impairment charge of approximately $0.8 million and $2.0 million as an offset to interest and other income, net for the three and six months ended June 30, 2006, respectively, to write down the carrying value of these securities to fair value.

4. Lease Amendment

In January 2006, we extended the lease on our Porter Drive buildings in Palo Alto, California. The lease term was extended to April 2016 with an option to renew for nine years, and the lease provided for net rent reductions of $3.7 million over five years in return for the issuance of warrants to the landlord and the ground lessor to purchase an aggregate total of 200,000 shares of our common stock at a price of $24.04. Each warrant is exercisable, in whole or in part, until the later of (i) the tenth anniversary of January 19, 2006 if (but only if) at any time prior to the fifth anniversary of January 19, 2006 the closing price of our common stock on the Nasdaq Global Market has not been more than $48.08 for each trading day during any period of twenty consecutive trading days or (ii) the fifth anniversary of January 19, 2006. In accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the warrant was valued using the Black-Scholes model, assuming a term of ten years, a risk-free interest rate of 4.4% and volatility of 61%. We are accounting for the warrant as non-cash rent expense over the life of the lease.

5. Amendment to Astellas US LLC License and Collaboration Agreement

In June 2006, we and Astellas US LLC (Astellas), successor-in-interest to Fujisawa Healthcare, Inc., entered into a second amendment to the collaboration and license agreement dated as of July 10, 2000 between us and Fujisawa Healthcare (as previously amended by that certain amendment to collaboration and license agreement dated as of August 30, 2005). The second amendment provides that we will conduct agreed-upon additional clinical trials of the licensed compound regadenoson on terms and conditions that are different than those applicable to clinical trials conducted to date under the agreement. The additional trials shall be considered Phase IV Trials and subject to all terms and conditions under the agreement governing Phase IV Trials, except that: (i) the additional trials shall be conducted by us; (ii) with respect to the additional trials, we shall have regulatory responsibilities and responsibility for management of the additional trials, subject to Astellas review and approval of the protocols (and any amendments thereto) and the option to review the final study reports; (iii) we shall provide Astellas with all data pertaining to the additional trials; and (iv) Astellas shall reimburse us for 100% of the development costs incurred by us with respect to the additional trials. The effective date of the second Amendment is as of January 1, 2006.

We recognized $0.5 million and $1.0 million of revenue in the three and six months ended June 30, 2006, respectively, related to the additional trials.

6. License and Collaboration Agreement with PTC Therapeutics, Inc.

In June 2006, we and PTC Therapeutics, Inc. (PTC), entered into a collaboration and license agreement for the development of orally bioavailable small-molecule compounds identified through the application of PTC’s proprietary GEMS (Gene Expression Modulation by Small Molecules) technology. Pursuant to the collaboration and license agreement, we and PTC will jointly select five targets through a collaborative process of determining the applicability of the GEMS technology to targets of interest. The term of the collaboration and license agreement is 42 months.

In June 2006, we made an initial payment to PTC of $10.0 million, consisting of a cash upfront non-refundable payment of $2.0 million, a forgivable loan of $4.0 million, and a $4.0 million convertible note receivable. For accounting purposes, we have aggregated the cash upfront non-refundable payment of $2.0 million and the forgivable loan of $4.0 million and consider this to represent a $6.0 million fee for the access to the GEMS technology. The $6.0 million access fee will be amortized over the term of the collaboration. The forgivable loan may be forgiven over the course of the research term: on each of the 14-month and 28-month anniversary of the loan’s issue date, $2.0 million in aggregate principal amount, together with all accrued but unpaid interest to that anniversary date, will be forgiven, so long as the agreement remains in effect on that anniversary date. The convertible note receivable is convertible into PTC equity if PTC completes an initial public offering or a qualified private placement prior to the loan’s maturity. Both the forgivable loan and the convertible note receivable are in the principal amount of $4.0 million, bear interest at an annual rate of 4.85%, compounded annually, and mature on the 28-month anniversary of its June 7, 2006 issue date. If we license and commercialize a product based on all five selected targets during the term of the agreement, PTC could earn milestone payments from us of up to an aggregate $335.0 million if specified development, regulatory and commercial goals set forth in the agreement are achieved over the life cycle of each such product. PTC retains the option to co-fund further research and development on any targets licensed by us in return for increased royalties or co-promotion rights. In addition, PTC may develop and commercialize compounds that are active against any target that is not licensed by us, and PTC may be obligated to pay us royalties on worldwide net sales of any such PTC products.

7. Ranexa Product Rights

Under our license agreement relating to ranolazine with Roche Palo Alto LLC (Roche), successor-in-interest by merger to Syntex (U.S.A.) Inc., we paid an initial license fee, and are obligated to make certain payments to Roche, upon receipt of the first and second product approvals for Ranexa in any of the following major market countries: France, Germany, Italy, the United States and the United Kingdom. As of December 31, 2005, we had accrued $10.1 million of the $11.0 million payment, and expensed this amount as research and development expenses in the year ended December 31, 2004. In February 2006, we paid $11.0 million to Roche in accordance with this agreement, of which $0.9 million was capitalized as a noncurrent other asset on our balance sheet. The $0.9 million will be amortized over its useful patent life which expires in May 2019.

In June 2006, we and Roche entered into a fourth amendment to the license agreement. This amendment provided us with exclusive worldwide commercial rights to ranolazine for all potential indications in humans. Prior to the fourth amendment, the agreement provided us with exclusive commercial rights to ranolazine for all cardiovascular indications in all markets other than specified countries in Asia. Under the terms of the fourth amendment, we made an upfront payment to Roche and are obligated to make royalty payments to Roche on worldwide net product sales of any licensed products, including any net product sales in Asia. The royalty rates applicable to net product sales of licensed products in Asia are the same royalty rates that existed under the agreement prior to the fourth amendment. Within 30 days of the approval of a new drug application or equivalent in Japan, we are obligated to pay Roche an additional $3.0 million. Within 30 days of the approval of the first supplemental new drug application for an indication other than a cardiovascular indication in a major market country or Japan, we are obligated to pay Roche an additional $5.0 million.

Under our license and settlement agreement with another vendor, certain amounts are due to them upon the approval of Ranexa by the FDA for the manufacture of active pharmaceutical ingredient (API). Upon FDA approval of Ranexa, we were required to pay a $5.0 million milestone and fees based upon the amount of Ranexa manufactured until total amounts paid reach $12.0 million. In exchange for these payments, we received a worldwide, royalty-free, nonexclusive perpetual license to use and practice the proprietary technology for the purpose of making and having made ranolazine API. In January 2006, we paid $5.0 million to this vendor and have capitalized this amount as a noncurrent other asset on our balance sheet. We will amortize the asset over its useful patent life which expires in May 2019. We are obligated to pay this vendor $4/kg on future API manufactured until such amount reaches $7 million.

8. Litigation

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

9. Stockholders’ Equity

In April 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd., which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 36 months. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. In May 2006, Azimuth purchased 1,080,828 shares for net proceeds of approximately $19.8 million under the purchase agreement. Even though we have entered into this purchase agreement with Azimuth, Azimuth would not be required to purchase our common stock if the price of our common stock falls below $10 per share. In addition, the number of shares we are permitted to sell to Azimuth is limited by applicable Nasdaq rules. Assuming that all 7,729,576 shares remaining for sale under the purchase agreement were sold at the $13.97 closing price of our common stock on June 30, 2006, the maximum aggregate net proceeds that we could receive under the purchase agreement with Azimuth would be approximately $104.1 million.

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

We currently have two approved cardiovascular products to promote with our national cardiovascular specialty sales force: Ranexa® (ranolazine extended-release tablets) and ACEON® (perindopril erbumine) Tablets. Ranexa was approved in the United States in January 2006 for the treatment of chronic angina in patients who have not achieved an adequate response with other antianginal drugs. Ranexa represents the first new pharmaceutical approach to treat angina in the United States in more than 20 years. We launched Ranexa in the United States in March 2006. ACEON®, an angiotensin converting enzyme inhibitor, or ACE inhibitor, is approved in the United States for use in patients with stable coronary artery disease to reduce the risk of cardiovascular mortality or nonfatal myocardial infarction, or MI, and for the treatment of patients with essential hypertension. We co-promote ACEON® in the United States with our partner Solvay Pharmaceuticals, Inc. In addition to our marketed products, we are developing regadenoson, a selective A2A-adenosine receptor agonist for potential use as a pharmacologic agent in myocardial perfusion imaging studies.

In January 2006, the U.S. Food and Drug Administration, or FDA, approved Ranexa for the treatment of chronic angina. Because Ranexa prolongs the QT interval, which is a measurement of specific electrical activity in the heart as captured on an electrocardiogram, the approved product labeling indicates that it is reserved for patients who have not achieved an adequate response with other antianginal drugs. Ranexa should be used in combination with amlodipine, beta-blockers or nitrates. Ranexa has antianginal and anti-ischemic effects that do not depend upon reductions in heart rate or blood pressure.

In order to potentially broaden the product labeling for Ranexa, we are conducting the Metabolic Efficiency with Ranolazine for Less Ischemia in Non-ST Elevation Acute Coronary Syndromes, or MERLIN TIMI-36, clinical study. This study is being conducted under a special protocol assessment, or SPA, agreement with the FDA. If treatment with Ranexa is not associated with an adverse trend in death or arrhythmia compared to placebo, the study could support potential approval of Ranexa as first-line chronic angina therapy, even if statistical significance on the primary endpoint is not achieved. In addition, if statistical significance on the primary endpoint is achieved, Ranexa could also gain potential approval for hospital-based and long-term prevention of acute coronary syndromes. The MERLIN TIMI-36 study completed enrollment in May 2006 and is being conducted by the Harvard-based TIMI Study Group. We currently expect data from the MERLIN TIMI-36 study in the first quarter of 2007.

We plan to submit a marketing application to the European Medicines Agency within the next six to nine months, which will seek approval of ranolazine for use with chronic angina patients. We expect that this application will include data previously submitted to these European regulatory authorities (as part of the marketing approval application for ranolazine which we withdrew in 2005), as well as additional data and results. However we do not expect to include the results of the MERLIN TIMI-36 study in this marketing approval application, since we intend to seek marketing approval only for the use of the product in chronic angina. In August 2005, the FDA approved a supplemental new drug application, or sNDA, for ACEON® for the treatment of patients with stable coronary artery disease to reduce the risk of cardiovascular mortality or nonfatal myocardial infarction. The labeling expansion was based on the EUROPA (EUropean trial on Reduction Of cardiac events with Perindopril in patients with stable coronary Artery disease) study, which assessed the ability of perindopril to reduce cardiovascular death, nonfatal myocardial infarction and cardiac arrest in a broad population of patients who had stable coronary artery disease but not heart failure or substantial hypertension. In the EUROPA study, perindopril significantly reduced relative cardiovascular risk by 20% as assessed by the primary combined study endpoint of cardiovascular death, nonfatal myocardial infarction and cardiac arrest. ACEON® is also indicated for the treatment of hypertension.

One of our drug candidates, regadenoson, a selective A2A-adenosine receptor agonist for potential use as a pharmacologic agent in myocardial perfusion imaging studies is in late-stage clinical development. We completed a Phase 3 trial of regadenoson which met its primary endpoint in August 2005. Data from a second Phase 3 trial with the same design are expected in the fourth quarter of 2006.

In addition, we have several development, preclinical and research programs, the objectives of which are to bring additional drugs to market to help patients with unmet medical needs.

We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, potential competition, use of hazardous materials and retention of key employees. In order for a product to be commercialized, it will be necessary for us and, in some cases, our collaborators, to conduct preclinical tests and clinical trials, demonstrate the efficacy and safety of our product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate sufficient revenues to achieve or sustain profitability in the future.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our condensed consolidated financial statements and accompanying notes. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

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

Revenue Recognition

We follow the provisions of Staff Accounting Bulletin No. 104 Revenue Recognition (SAB 104), and recognize revenue when there is persuasive evidence an arrangement exists, delivery to the customer has occurred, title has transferred to our wholesale customers, the price is fixed or determinable and collectibility is reasonably assured. Consistent with SAB 104, for arrangements where the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time that all criteria under the provision are met. Commencing in April 2006, we have recognized product revenues upon shipment to the distributors. During March of 2006, we offered product return privileges which are customary during product launch on product sales to wholesalers. As a result of these privileges, we have deferred recognition of Ranexa revenue of $6.0 million from the quarter ended March 31, 2006 and have recorded this amount as a liability on our condensed consolidated balance sheet as of June 30, 2006. In addition, the costs of manufacturing Ranexa associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time when the deferred revenue is recognized. The expanded return privileges offered on sales to customers during March of 2006 expire in the third quarter of 2006. We expect to recognize the deferred revenue, if any, in the third quarter of 2006 related to the portion of product sales made during the March 2006 product launch period that are not returned. We cannot provide assurance regarding how much, if any, of the $6.0 million that we will ultimately recognize as net product revenue.

We sell our product to wholesale distributors, who in turn, sell to a variety of outlets where patients access their prescriptions, including but not limited to retail pharmacies, mail order pharmacies, managed care organizations, pharmaceutical benefit managers, hospitals, nursing homes and government entities. Product sales are recorded net of applicable allowances for sales returns, distributor fees, government chargeback programs, Medicaid reimbursements, pharmaceutical benefit plan rebates, managed care rebates, and customer incentives such as cash discounts for prompt payment. All of our product sales allowances are based on estimates. If actual future results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of adjustment. The basis for the most subjective of these estimates is described below:

•	Sales return reserves are established in accordance with our return policy, which allows buyers to return our expired products up to six months prior to product expiration and one year following product expiration. As Ranexa is a new product, we estimate product returns based on the industry trends for other products with similar characteristics and similar return policies.

•	Government chargebacks are the result of contractual commitments by us to provide discounted products to government-healthcare entities that receive discounts. Chargebacks occur when a specified health care provider purchases our products through an intermediary wholesaler at fixed contract prices that are lower than the list prices we charge the wholesalers. The wholesaler, in turn, charges us back for the difference between the price initially paid by the wholesaler and the contract price paid to the wholesaler by the healthcare providers. Chargebacks are accrued at the time of sale as a reduction to product sales and an establishment of a reserve against accounts receivable. Chargeback reserves require us to make estimates of current and future patient usage and applicable contractual rebate rates.

•	Medicaid rebate are due to state governments based on products dispended by a pharmacy, clinic or hospital to a Medicaid program participant. Medicaid rebate accruals are recorded in the same period the related revenue is recognized resulting in a reduction to product sales and the establishment of an accrual in current liabilities. Rebate accruals require us to make estimates of current and future patient usage and applicable contractual rebate rates.

•	Pharmaceutical benefit plan rebates and managed care rebates are the result of contractual commitments by us to provide products to healthcare providers at specified prices or discounts. Pharmaceutical benefit plan rebate accruals are recorded in the same period the related revenue is recognized resulting in a reduction to product sales and the establishment of an accrual in current liabilities. Rebate accruals require us to make estimates of current and future patient usage and applicable contractual rebate rates.

Revenue under our collaborative research arrangements is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front license payments, periodic milestone payments and reimbursements for research activities. For multiple element arrangements, we follow the guidance of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. For these arrangements, we generally are not able to identify evidence of fair value for the undelivered elements and we therefore recognize any consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the performance period. Up-front or milestone payments which are still subject to future performance requirements are recorded as deferred revenue and are amortized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We reevaluated the performance period for certain collaborative research arrangements in 2005, which resulted in an immaterial change in revenues as compared to our original estimate. We will continue to reevaluate the performance period for our collaborative arrangements in future periods. We evaluate the appropriate performance period based on research progress attained and certain events, such as changes in the regulatory and competitive environment. Revenues related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed. Cost-sharing payments received from collaborative partners for a proportionate share of the excess of the companies’ combined research and development expenditures pursuant to the related collaboration agreement are presented in the statement of operations as collaborative research revenue.

Inventories

Until January 2006, all costs associated with the manufacturing of Ranexa were included in research and development expenses when incurred. Since Ranexa was approved by the FDA, we have capitalized in inventory the subsequent cost of manufacturing Ranexa for commercial sale and we expense such cost as cost of sales at the time of sale. However, during the period while we sell our existing inventory which was previously expensed, there will be a period of time whereby we will reflect product revenue with minimal cost of manufacturing Ranexa. The cost of manufacturing Ranexa reflected in our operating expenses in 2006, and for some period thereafter, is not expected to reflect the full cost of production because a portion of the raw materials, labor and overhead costs incurred to produce the product sold were previously expensed. For this reason, we anticipate that our margin on sales of Ranexa will continue to fluctuate from quarter to quarter during 2006 and for some period thereafter. We expect that total cost of sales, which also includes shipping, distribution and handling costs, royalty fees to Roche and amortization of Ranexa product rights, will continue to reflect incremental costs of manufacturing Ranexa for 2006 and some period of time thereafter, as we consume inventory that was expensed prior to approval. Inventory which was previously expensed was $11.8 million as of June 30, 2006.

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

Valuation of Marketable Securities

We invest in short-term and long-term marketable debt securities for use in current operations. We classify our investments as available-for-sale and report them at fair value. For securities with unrealized losses as of the period end, we evaluate whether the impairment is other-than-temporary. Temporary unrealized gains and losses are reported in stockholders’ equity as a component of other comprehensive income (loss). Our assessment includes a consideration of our intent and ability to hold the impaired security for a period of time sufficient to recover its cost basis. If we conclude that an other-than-temporary impairment exists, we recognize an impairment charge to reduce the investment to fair value and record the related charge as a reduction of interest and other income, net. As a result of increases in market interest rates during 2006, we had unrealized losses of $0.8 million in our investment portfolio as of June 30, 2006. After consideration of the scheduled maturities in our investment portfolio, our policies with respect to the concentration of investments with issuers or within industries, and our forecasted needs to support our operations, we concluded that we did not have the ability and intent to hold all of our impaired securities for a period of time sufficient to recover their cost basis. As a result, for the three and six months ended June 30, 2006, we recorded a non-cash impairment charge of $0.8 million and $2.0 million, respectively, related to these securities. If market interest rates continue to increase in future periods, we would expect to record additional impairment charges related to our investments.

Stock Based Compensation

We currently use the Black-Scholes and other option pricing models to estimate the fair value of employee stock options, stock appreciation rights, restricted stock units and our employee stock purchase plan. Calculating the fair value of share-based payment awards requires considerable judgment, including estimating stock price volatility, the amount of stock-based awards that are expected to be forfeited and the expected life of the share-based payment awards. While fair value may be readily determinable for awards of stock or restricted stock units, market quotes are not available for long-term, non-transferable stock options or stock appreciation rights because these instruments are not traded. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. When establishing an estimate of the expected term, we consider the vesting period for the award, our historical experience of employee stock option exercises, the expected volatility, and a comparison to relevant peer group data. We review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value stock based awards granted in future periods. Actual results, and future changes in estimates, may differ substantially from our current estimates. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Results of Operations

Revenues

Revenues and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Collaborative research	$4.9	$5.7	$9.3	$11.4
Product sales, net	1.2	—	1.2	—
Co-promotion	0.8	—	1.4	—

Total revenues	$6.9	$5.7	$11.9	$11.4

Dollar change from prior year	$1.2		$0.5
Percentage change from prior year	21%		4%

The decreases in collaborative research revenues for the three and six months ended June 30, 2006 were primarily due to decreases in the amount of reimbursable development costs incurred in connection with our two Phase 3 clinical trials undertaken in our collaboration with Astellas US LLC for the development of regadenoson. We announced data for one of the two Phase 3 clinical trials for regadenoson in August 2005 and this trial has now been largely completed, while the other Phase 3 trial is ongoing.

Total revenues increased for the three and six months ended June 30, 2006 as a result of recognition of Ranexa net product sales and co-promotion revenue as sales of ACEON® exceeded the baseline specified in the amended co-promotion agreement with our collaborative partner, Solvay Pharmaceuticals, Inc.

With respect to Ranexa, we received FDA approval in January 2006 and commenced commercial product sales in March 2006. Due to customary product launch return privileges provided to wholesalers on product sales during March 2006, we have continued to defer recognition of Ranexa product revenue of $6.0 million as of June 30, 2006 from the quarter ended March 31, 2006. The expanded return privileges offered on sales to customers during March 2006 expire in the third quarter of 2006. We expect to recognize the deferred revenue, if any, in the third quarter of 2006 related to the portion of product sales made during the March 2006 product launch period that are not returned.

Cost of Sales

Cost of sales and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Cost of sales	$0.4	$—	$0.4	$—
Dollar change from prior year	$0.4		$0.4
Percentage change from prior year	n/a		n/a

Cost of sales consists of variable and fixed costs. The variable costs consist of a royalty owed to Roche, based on net product revenue (as defined in our agreement with Roche) and the cost of product (the cost to manufacture Ranexa, which includes material, labor and overhead costs) as well as costs of logistics and distribution of the product. The fixed costs include the amortization of product rights of Ranexa. Cost of sales as a percentage of net product revenue will decline as revenues increase (and increase as revenues decrease) due to the changing impact of the fixed cost elements of cost of sales as a percentage of revenues.

Until receiving regulatory approval of Ranexa in January 2006, all costs associated with the manufacturing of Ranexa were included in research and development expenses when incurred. During the period while we sell our existing inventory which was previously expensed, our product revenue will reflect a minimal cost of manufacturing Ranexa. Similarly, cost of manufacturing Ranexa reflected in our operating expenses in 2006, and for some period thereafter, will not reflect the full cost of production because a portion of the raw materials, labor and overhead costs incurred to produce the product sold were previously expensed. For these reasons, we anticipate that our margin on sales of Ranexa will continue to fluctuate from quarter to quarter during 2006 and for some period thereafter.

There were no cost of sales in the three and six months ended June 30, 2005 prior to our receiving regulatory approval and commencing commercial sale of Ranexa.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Research and development expenses	$33.2	$31.6	$64.7	$66.7
Dollar change from prior year	$1.6		$(2.0)
Percentage change from prior year	5%		(3)%

The increase in research and development expenses in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was primarily due to higher personnel related expenses, which includes stock-based compensation as a result of our adoption of SFAS 123R on January 1, 2006. The increases were partially offset by lower outside contract service expenses for our completed Phase 3 regadenoson study.

The decrease in research and development expenses in the six months ended June 30, 2006 compared to the same period in the prior year was primarily due to lower outside contract service expense for our completed Phase 3 regadenoson study and capitalization of Ranexa manufacturing costs as inventory in the current year period versus the expensing of these costs in the same period in 2005 prior to receiving FDA approval of Ranexa. The decrease was partially offset by higher personnel related expenses, which includes stock-based compensation as a result of our adoption of SFAS 123R on January 1, 2006.

Management categorizes research and development expenses by project. The table below shows research and development expenses for our two primary clinical development projects, Ranexa and regadenoson, as well as expenses associated with all other projects in our research and development pipeline. Other projects consist primarily of numerous pre-clinical research projects, none of which individually constituted more than 10% of our research and development expenses for the periods presented. (Dollar amounts are presented in millions.)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Ranexa	$17.9	$16.2	$34.1	$34.2
Regadenoson	6.6	8.1	13.3	16.9
Other projects	8.7	7.3	17.3	15.6

Research and development	$33.2	$31.6	$64.7	$66.7

Selling, General and Administrative Expense

Selling, general and administrative expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Selling, general and administrative expenses	$47.0	$25.1	$91.8	$41.5
Dollar change from prior year	$21.9		$50.3
Percentage change from prior year	87%		121%

The increases in selling, general and administrative expenses in the three and six months ended June 30, 2006 compared to the same periods in 2005, were primarily due to expenses incurred to market Ranexa, additional personnel and related expenses incurred in conjunction with maintaining a national cardiovascular specialty sales force of approximately 250 cardiovascular account specialists who were recruited in the second and third quarters of 2005 and higher headcount related expenses including stock-based compensation as a result of our adoption of SFAS 123R on January 1, 2006, in other areas to support our increased commercialization and business activities. For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, these increases were partially offset by lower expenses incurred to co-promote ACEON®.

Interest and Other Income, Net

Interest and other income, net and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest and other income, net	$3.8	$2.3	$7.7	$4.5
Dollar change from prior year	$1.5		$3.2
Percentage change from prior year	65%		71%

The increases in interest and other income, net in the three and six months ended June 30, 2006 compared to the same periods in 2005 were primarily due to higher interest rates earned on our investment portfolio. The increases in 2006 were partially offset by decreases in our average cash balances and by non-cash investment impairment charges of $0.8 million and $2.0 million in the three and six months ended June 30, 2006, respectively, related to a decline in market values of marketable securities in our investment portfolio that were deemed to be other-than-temporary.

We expect interest and other income, net to fluctuate in the future with changes in average investment balances and market interest rates.

Interest Expense

Interest expense and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest expense	$3.2	$2.9	$6.3	$5.7
Dollar change from prior year	0.3		$0.6
Percentage change from prior year	10%		11%

The increases in interest expense in the three and six months ended June 30, 2006 compared to the same periods in 2005 were primarily due to higher average convertible debt balances.

Liquidity and Capital Resources

	As of
(in millions)	June 30, 2006	December 31, 2005
Cash, cash equivalents and marketable securities	$314.8	$460.2

	Six months ended June 30,
	2006	2005
Cash flows:
Net cash used in operating activities	$163.8	$78.0
Net cash provided by investing activities	$115.0	$39.6
Net cash provided by financing activities	$29.4	$29.8

We have financed our operations since inception primarily through public offerings and private placements of debt and equity securities and payments under corporate collaborations.

As of June 30, 2006, we had cash, cash equivalents and marketable securities of $314.8 million, compared to $460.2 million at December 31, 2005. We expect that our existing cash resources, together with our anticipated collaboration revenues from Astellas, will be sufficient to fund our operations at our current levels of research, development and commercial activities for no more than 12 months. If we raise additional capital, increase product sales or reduce our current levels of operations, we expect that our existing cash resources, together with our anticipated collaboration revenues from Astellas, will be sufficient to fund our operations for at least the next 12 months. Our estimates of future capital use are uncertain, and changes in our commercialization plans, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. Our operating expenses for the first half of 2006 were $156.9 million, and we currently estimate that our operating expenses for 2006 will be approximately $310.0 million to $330.0 million. We do not expect to generate sufficient revenues through our United States co-promotion of ACEON® or through our marketing and sales of Ranexa in the near term to achieve profitability or fund our operations, including our research, development and commercialization activities relating to these products and our product candidates. Thus we will require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships or licensing arrangements in order to continue our research, development and commercialization activities. Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may among other things have to delay, scale back or eliminate some or all of our research and developments programs or commercialization activities.

In April 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd., which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 36 months. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. In May 2006, Azimuth purchased 1,080,828 shares for net proceeds of approximately $19.8 million under the purchase agreement. Even though we have entered into this purchase agreement with Azimuth, Azimuth would not be required to purchase our common stock if the price of our common stock falls below $10 per share. In addition, the number of shares we are permitted to sell to Azimuth is limited by applicable Nasdaq rules. Assuming that all 7,729,576 shares remaining for sale under the purchase agreement were sold at the $13.97 closing price of our common stock on June 30, 2006, the maximum aggregate net proceeds that we could receive under the purchase agreement with Azimuth would be approximately $104.1 million.

Net cash used in operating activities was $163.8 million for the six months ended June 30, 2006, and resulted primarily from our net loss adjusted for non-cash expenses primarily related to stock-based compensation and changes in accrued and other liabilities, other assets, accounts receivable, deferred revenue and inventory. Net cash used in operating activities was $78.0 million for the six months ended June 30, 2005, and resulted primarily from our net loss adjusted for changes in accrued and other liabilities, non-cash expenses primarily related to depreciation and amortization and changes in accounts payable.

Net cash provided by investing activities of $115.0 million in the six months ended June 30, 2006 consisted primarily of maturities and sales of marketable securities of $125.2 million offset by capital expenditures of $6.2 million and an investment in a convertible note receivable issued by a collaboration partner of $4.0 million. Net cash provided by investing activities of $39.6 million in the six months ended June 30, 2005 consisted primarily of proceeds from sales and maturities of marketable securities of $138.2 million, partially offset by purchases of marketable securities of $94.6 million and capital expenditures of $4.0 million. In the future, net cash provided by or used in investing activities may fluctuate from period to period due to the timing of maturities, sales or purchases of marketable securities and payments for capital expenditures.

Net cash provided by financing activities of $29.4 million in the six months ended June 30, 2006 was primarily due to net proceeds of approximately $19.8 million from the sale of 1,080,828 shares of common stock to Azimuth and changes in restricted cash of $5.8 million. Net cash provided by financing activities of $29.8 million in the six months ended June 30, 2005 was primarily due to net proceeds of approximately $25.0 million from the sale of 1,275,711 shares of common stock to Acqua Wellington North American Equities Fund, Ltd. and changes in restricted cash of $2.9 million.

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

Contractual Obligations and Significant Commercial Commitments

The following summarizes our contractual obligations and the periods in which payments are due as of June 30, 2006:

	2006	2007	2008	2009	2010	Thereafter	Total
	(in millions)
Convertible notes(1)	$5.5	$11.0	$11.0	$11.0	$11.0	$445.2	$494.7
Manufacturing obligations(2)	10.5	3.0	2.5	1.3	—	—	17.3
Operating leases(3)	5.3	13.1	13.3	13.6	15.1	38.0	98.4

	$21.3	$27.1	$26.8	$25.9	$26.1	$483.2	$610.4

(1)	“Convertible notes” consist of principal and interest payments on our 2.0% senior subordinated convertible debentures due 2023, our 2.75% senior subordinated convertible notes due 2012 and our 3.25% senior subordinated convertible notes due 2013. The holders of our 2.0% senior subordinated convertible debentures due 2023 may require us to purchase all or a portion of their debentures on May 16, 2010, May 16, 2013 and May 16, 2018, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. The principal for these debentures is shown in the “thereafter” column consistent with their maturity date.
(2)	“Manufacturing obligations” include significant non-cancelable orders and minimum commitments under our agreements related to the manufacturing of Ranexa.
(3)	“Operating leases” consists of minimum lease payments related to real estate leases for our facilities covering 186,000 square feet. These leases expire between February 2008 and April 2016. One of the leases is secured by a $6.0 million irrevocable letter of credit.

We also have a commitment related to an agreement with Quintiles Transnational Corp. which is not included in the table above, whereby we are required to engage Quintiles to provide $10.0 million or more of commercialization services by or before six months following the approval of Ranexa by the FDA. Otherwise, we are obligated to pay Quintiles ten percent of the difference between $10.0 million and the actual amounts of commercialization services we have engaged with them during the end of the six month period following the approval of Ranexa. As of June 30, 2006, we have accrued $1.0 million related to this agreement.

Risks and Uncertainties Related to Our Future Capital Requirements

As of June 30, 2006, we had cash, cash equivalents and marketable securities of $314.8 million, compared to $460.2 million at December 31, 2005. We expect that our existing cash resources, together with our anticipated collaboration revenues from Astellas, will be sufficient to fund our operations at our current levels of research, development and commercial activities for no more than 12 months. If we raise additional capital, increase product sales or reduce our current levels of operations, we expect that our existing cash resources, together with our anticipated collaboration revenues from Astellas, will be sufficient to fund our operations for at least the next 12 months. Our estimates of future capital use are uncertain, and changes in our commercialization plans, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. Our operating expenses for the first half of 2006 were $156.9 million, and we currently estimate that our operating expenses for 2006 will be approximately $310.0 million to $330.0 million. We do not expect to generate sufficient revenues through our United States co-promotion of ACEON® or through our marketing and sales of Ranexa in the near term to achieve profitability or fund our operations, including our research, development and commercialization activities relating to these products and our product candidates. Thus we will require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships or licensing arrangements in order to continue our research, development and commercialization activities.

Additional financing may not be available on acceptable terms or at all. In April 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd., which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 36 months. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. In May 2006, Azimuth purchased 1,080,828 shares for net proceeds of approximately $19.8 million under the purchase agreement. Even though we have entered into this purchase agreement with Azimuth, Azimuth would not be required to purchase our common stock if the price of our common stock falls below $10 per share. In addition, the number of shares we are permitted to sell to Azimuth is limited by applicable Nasdaq rules. Assuming that all 7,729,576 shares remaining for sale under the purchase agreement were sold at the $13.97 closing price of our common stock on June 30, 2006, the maximum aggregate net proceeds that we could receive under the purchase agreement with Azimuth would be approximately $104.1 million.

We have experienced significant operating losses since our inception in 1990, including net losses of $143.6 million in the six months ended June 30, 2006, $228.0 million in 2005, $155.1 million in 2004 and $111.0 million in 2003. As of June 30, 2006, we had an accumulated deficit of $956.1 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. To date, the revenues we have recognized relating to ACEON® and Ranexa have been minimal, and have not been sufficient for us to achieve profitability or fund our operations, including our research, development and commercialization activities relating to these products and our product candidates. The revenues that we expect to recognize for the foreseeable future relating to ACEON®, Ranexa and other approved products, if any, will not be sufficient for us to achieve or sustain profitability or maintain operations at our current levels or at all.

As we transition from a research and development-focused company to a company with commercial operations and revenues, we expect that our operating results will continue to fluctuate. Our product revenues are unpredictable and may fluctuate due to many factors, many of which we cannot control. For example, our ability and the ability of our collaborative partners to market and sell our products will depend significantly on the market acceptance of our products as well as the extent to which reimbursement for the cost of our products will be available from government health administration authorities, private health insurers and other organizations. If our products fail to achieve market acceptance or are unfavorably reimbursed, this would result in lower product sales and lower product revenues. As a result, we would have increased capital requirements in the future and we may be required to delay, scale back or eliminate some or all of our research and developments programs or commercialization activities, or we may be required to raise additional capital, which may not be available on acceptable terms, or at all.

Our future capital requirements and our ability to raise capital in the future will depend on many other factors, including progress in our research and development programs, the size and complexity of these programs, the timing, scope and results of preclinical studies and clinical trials, our ability to establish and maintain collaborative partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing commercial and clinical materials and other factors not within our control. In particular, any future labeling expansion of Ranexa is dependent on a successful outcome of the MERLIN TIMI-36 trial, for which we currently expect data in the first quarter of 2007 (if the study is successful, data from the study could not be incorporated into FDA-approved product labeling, if any, until 2008 at the earliest). If our MERLIN TIMI-36 trial is unsuccessful, our ability to generate product revenues, our ability to raise additional capital, and our ability to maintain our current levels of research, development and commercialization activities will all be materially impaired. Insufficient funds may require us to delay, scale back or eliminate some or all of our research, development or commercialization programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern.

Other Information

In April 2006, we announced that in accordance with Nasdaq marketplace rule 4350, we granted 14 non-executive employees inducement stock options covering an aggregate of 39,100 shares of common stock under our 2004 Employment Commencement Incentive Plan. In May 2006, we announced that in accordance with Nasdaq marketplace rule 4350, we granted 18 non-executive employees inducement stock options covering an aggregate of 79,250 shares of common stock under our 2004 Employment Commencement Incentive Plan. In June 2006, we announced that in accordance with Nasdaq marketplace rule 4350, we granted 16 non-executive employees inducement stock options covering an aggregate of 60,500 shares of common stock under our 2004 Employment Commencement Incentive Plan. These inducement stock options are classified as non-qualified stock options with an exercise price equal to the fair market value on the grant date. The options have a ten-year term and vest over four years as follows: 20% of these options will vest on the date one year from the optionee’s hire date, 20% of the options will vest in monthly increments during each of the second and third years, and 40% of the options will vest in monthly increments during the fourth year (in all cases subject to the terms and conditions of our 2004 Employment Commencement Incentive Plan).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer except for United States government securities. We are averse to principal loss and strive to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and marketable securities as “fixed-rate” if the rate of return on such instruments remains fixed over their term. These “fixed-rate” investments include U.S. government securities, commercial paper, asset backed securities, corporate bonds, and foreign bonds. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates. We classify our cash equivalents and marketable securities as “variable-rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. As of June 30, 2006, there have been no material changes in these market risks since December 31, 2005.

Our long-term debt at June 30, 2006 includes $100.0 million of our 2.0% senior subordinated convertible debentures due May 2023, $150.0 million of our 2.75% senior subordinated convertible notes due May 2012, and $149.5 million of our 3.25% senior subordinated convertible notes due August 2013, which were issued in July 2005. Interest on the 2.0% senior subordinated convertible debentures is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 2.75% senior subordinated convertible notes is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 3.25% senior subordinated convertible notes due 2013 is fixed and payable semi-annually on February 16 and August 16 each year. All the notes and debentures are convertible into shares of our common stock at any time prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events. The market value of our long-term-debt will fluctuate with movements of interest rates and with movements in the value of our common stock.

The table below presents the amounts and related average interest rates of our investment portfolio and our long-term debt as of June 30, 2006:

	Average Interest Rate	Estimated Market Value
	($ in thousands)
Cash equivalents:
Variable rate	4.92%	$3,077
Marketable securities portfolio:
Fixed rate (mature in 2006)	3.90%	$107,808
Fixed rate (mature in 2007)	4.31%	$144,547
Variable rate (mature in 2007)	5.21%	$2,000
Fixed rate (mature in 2008)	4.34%	$56,184
Long-term debt:
2.0% senior subordinated convertible debentures due 2023	2.00%	$82,500
2.75% senior subordinated convertible notes due 2012	2.75%	$152,063
3.25% senior subordinated convertible notes due 2013	3.25%	$128,290

Foreign Currency Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our European subsidiary in the United Kingdom. At the end of each reporting period, expenses of the subsidiary are remeasured into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are remeasured into U.S. dollars using either historical rates or the exchange rate in effect at the end of the period. Additionally, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies. In particular, we have foreign expenses associated with our ongoing clinical studies, such as the MERLIN-TIMI 36 clinical trial of Ranexa. We currently do not hedge against this foreign currency risk. Although fluctuations in exchange rates impact our financial condition and results of operations as reported in U.S. dollars, foreign currency gains and losses for the six months ended June 30, 2006 and 2005 have been under $0.2 million and are not significant.

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

Changes in Internal Controls over Financial Reporting. We received FDA approval for Ranexa in January 2006, resulting in our implementation of new significant accounting policies during the six months ended June 30, 2006 with respect to revenue recognition and capitalization of inventory. These new significant accounting policies caused changes in certain of our business processes and associated internal controls over financial reporting. There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Risk Factors Relating to Our Business

We expect to continue to operate at a loss, we may not be able to maintain our current levels of research, development and commercialization activities, and we may never achieve profitability.

We have experienced significant operating losses since our inception in 1990, including net losses of $143.6 million in the six months ended June 30, 2006, $228.0 million in 2005, $155.1 million in 2004 and $111.0 million in 2003. As of June 30, 2006, we had an accumulated deficit of $956.1 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. To date, the revenues we have recognized relating to ACEON® and Ranexa have been minimal, and have not been sufficient for us to achieve profitability or fund our operations, including our research, development and commercialization activities relating to these products and our product candidates. The revenues that we expect to recognize for the foreseeable future relating to ACEON®, Ranexa and other approved products, if any, will not be sufficient for us to achieve or sustain profitability or maintain operations at our current levels or at all.

Our operating results are subject to fluctuations that may cause our stock price to decline.

As we transition from a research and development-focused company to a company with commercial operations and revenues, we expect that our operating results will continue to fluctuate. Our product revenues are unpredictable and may fluctuate due to many factors, many of which we cannot control. For example, factors affecting our revenues presently or in the future include:

•	the timing and success of product launches by us and our collaborative partners, including the launch of Ranexa in the United States in March 2006;

•	the level of demand for our products, including physician prescribing habits;

•	wholesaler buying patterns, product returns and contract terms;

•	reimbursement rates or policies;

•	the results of our clinical studies, including our MERLIN TIMI-36 clinical trial of Ranexa;

•	the length of time it takes for an approved product to achieve market acceptance, if at all;

•	rebates and administrative fees on sales of our approved products that we pay to customers and other third parties;

•	the extent to which patients fill prescriptions written by their doctors for our approved products, the dosages prescribed, and the amount of co-payments patients are required to make to fill their prescriptions;

•	regulatory constraints on, or delays in the review of, our product promotional materials and programs;

•	government regulations or regulatory actions, such as product recalls;

•	increased competition from new or existing products or therapies, including lower-priced generic products and alternatives to drug treatment such as interventional medicine;

•	changes in our contract manufacturing activity, including the availability or lack of commercial supplies of products and samples for promotion and distribution;

•	timing of non-recurring license fees and the achievement of milestones under new and existing license and collaborative agreements; and

•	our product marketing, promotion, distribution, sales and pricing strategies and programs, including product discounts and rebates extended to customers.

In connection with the launch of Ranexa in March 2006, we granted product return rights that required us to defer recognition of potential product revenue for the quarter ended March 31, 2006 until those return rights expire in September 2006. The extent to which wholesalers elect to return all or any portion of Ranexa purchased in the March 2006 launch period will decrease the amount of product revenue (if any) that we will be able to recognize for the quarter ending September 30, 2006, and if wholesalers return all of the product purchased in the March 2006 launch period, we will not have any product revenue from the March 2006 launch period.

With respect to our co-promotion arrangement relating to ACEON®, in addition to the foregoing factors, we will not receive any revenues in a given quarter if specified baseline sales amounts are not achieved. This means that we may make substantial commercialization expenditures and only receive a small amount of revenues, as happened in the quarters ended March 31, 2006 and June 30, 2006, or we may receive no revenues at all, as happened in previous quarters under the arrangement and may happen in future quarters. In addition, the baseline sales amounts that we must achieve in future periods to receive any revenues under our co-promotion arrangement are higher than the baseline sales amounts for the quarters ended March 31, 2006 and June 30, 2006. There are also other provisions in our agreement that could affect revenues. For example, the amount of revenues we receive under the agreement will be modified if the FDA approves a generic to perindopril in the United States, if we do not meet our minimum marketing and promotional commitments under the agreement, or if we allow Solvay Pharmaceuticals to provide at least a specified number of details that turns out to be the majority of product details in any given year.

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

We will need substantial additional capital in the future. If we are unable to secure additional financing, we may be unable to commercialize our products or continue our research and development activities or other operations at current levels.

As of June 30, 2006, we had cash, cash equivalents and marketable securities of $314.8 million, compared to $460.2 million at December 31, 2005. We expect that our existing cash resources, together with our anticipated collaboration revenues from Astellas, will be sufficient to fund our operations at our current levels of research, development and commercialization activities for no more than 12 months. If we raise additional capital, increase product sales or reduce our current levels of operations, we expect that our existing cash resources, together with our anticipated collaboration revenues from Astellas, will be sufficient to fund our operations for at least the next 12 months. Our estimates of future capital use are uncertain, and changes in our commercialization plans, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. For the six months ended June 30, 2006 and fiscal years ended December 31, 2005, 2004 and 2003, our net losses were $143.6 million, $228.0 million, $155.1 million and $111.0 million, respectively. Our operating expenses for the first half of 2006 were $156.9 million, and we currently estimate that our operating expenses for 2006 will be approximately $310.0 million to $330.0 million. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. We do not expect to generate sufficient revenues for the foreseeable future through our United States co-promotion of ACEON® or through our marketing and sales of Ranexa in the near term to achieve profitability or fund our operations, including our research, development and commercialization activities relating to these products and our product candidates.

Thus we will require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships and/or licensing arrangements in order to continue our research, development and commercialization activities.

The amount of additional funding that we will require depends on many factors, including, without limitation:

•	the amount of revenue that we are able to obtain from approved products, and the time and costs required to achieve those revenues;

•	the timing, scope and results of preclinical studies and clinical trials, including our MERLIN TIMI-36 clinical trial of Ranexa (for which we currently expect data in the first quarter of 2007; if the study is successful, data from the study could not be incorporated into FDA-approved product labeling, if any, until 2008 at the earliest);

•	the costs of launching our products;

•	the costs of commercializing our products, including marketing, promotional and sales costs, product pricing, and discounts, rebates and product return rights extended to customers;

•	the costs of manufacturing or obtaining preclinical, clinical and commercial materials;

•	the size and complexity of our programs;

•	the time and costs involved in obtaining and maintaining regulatory approvals;

•	our ability to establish and maintain strategic collaborative partnerships, such as our arrangement with Solvay Pharmaceuticals and our arrangement with Astellas US LLC (formerly Fujisawa Healthcare, Inc.);

•	competing technological and market developments;

•	the costs involved in filing, prosecuting, maintaining and enforcing patent claims; and

•	progress in our research and development programs.

Additional financing may not be available on acceptable terms or at all. In April 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd., which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 36 months. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. In May 2006, Azimuth purchased 1,080,828 shares for net proceeds of approximately $19.8 million under the purchase agreement. Even though we have entered this purchase agreement with Azimuth, Azimuth would not be required to purchase our common stock if the price of our common stock falls below $10 per share. In addition, the number of shares we are permitted to sell to Azimuth is limited by applicable Nasdaq rules. Assuming that all 7,729,576 shares remaining for sale under the purchase agreement were sold at the $13.97 closing price of our common stock on June 30, 2006, the maximum aggregate net proceeds that we could receive under the purchase agreement with Azimuth would be approximately $104.1 million. If we are unable to raise additional funds, we may, among other things:

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

If additional funds are raised by issuing equity or convertible debt securities, including sales of common stock under our equity line of credit, our existing stockholders will experience dilution.

Our approved products may not achieve market acceptance or generate revenues.

If Ranexa and ACEON® fail to achieve market acceptance, our product sales and our ability to maintain our current levels of research, development and commercialization activities, as well as our ability to become profitable in the future, will be adversely affected. Many factors may affect the rate and level of market acceptance of Ranexa and ACEON® in the United States, including:

•	our product marketing, promotion, distribution sales and pricing strategies and programs;

•	our ability to provide acceptable evidence of the product’s safety, efficacy, cost-effectiveness and convenience compared to that of competing products or therapies;

•	product labeling claims;

•	the extent to which physicians do or do not prescribe a product to the full extent encompassed by product labeling;

•	regulatory constraints on, or delays in the review of, our product promotional materials and programs;

•	the perception of physicians and other members of the healthcare community of the product’s safety, efficacy, cost-effectiveness and convenience compared to that of competing products or therapies;

•	patient and physician satisfaction with the product;

•	the effectiveness of our sales and marketing efforts and those of our strategic partners, including Solvay Pharmaceuticals and Astellas;

•	the size of the market for the product;

•	any publicity concerning the product or similar products;

•	the introduction, availability and acceptance of competing treatments, including lower-priced generic products;

•	the availability and level of third-party reimbursement for the product;

•	the ability to gain formulary acceptance and favorable formulary positioning, without prior authorizations or step-edtis, for our approved products on government and managed care formularies and the discounts and rebates offered in return;

•	the success of ongoing development programs relating to our products, including our MERLIN TIMI-36 clinical trial of Ranexa;

•	new data or adverse event information relating to the product or any similar products and any resulting regulatory action;

•	our ability to satisfy post-marketing safety surveillance responsibilities and safety reporting requirements;

•	whether or not regulatory authorities impose risk management programs on the product, which can vary widely in scope, complexity, and impact on market acceptance of a product, and can include education and outreach programs, controls on the prescribing, dispensing or use of the product, and/or restricted access systems;

•	the continued availability of third parties to manufacture and distribute the product and product samples on acceptable terms, and the continued ability to manufacture commercial-scale quantities of the product successfully and on a timely basis;

•	the outcome of patent or product liability litigation, if any, related to the product;

•	regulatory developments relating to the development, manufacture, commercialization or use of the product; and

•	changes in the regulatory environment.

For example, we believe that the approved product labeling for Ranexa and ACEON® has had and will have a direct impact on our marketing, promotional and sales programs for these products, and could adversely affect market acceptance of our products. In addition, we believe that physician prescribing patterns are substantially affected by the experience of patients for whom they prescribe a product, particularly a new product such as Ranexa. For example, the approved product labeling for Ranexa contains contraindications and warnings regarding a potential safety risk of QT prolongation, among other potential risks. If physicians in the United States who learn about Ranexa’s approved product labeling react negatively to the product because of how they perceive the approved product labeling, or if patients for whom they prescribe Ranexa do poorly on the drug, they may decide that the benefit and risk of the product do not favor wider (or any) usage, and may reserve the use of the product for only a small group of patients with chronic angina (if any), resulting in lower product acceptance and lower product revenues.

Regulatory authorities approve product labeling with reference to the preclinical and clinical data that form the basis of the product approval, and as a result the scope of approved labeling is generally impacted by the available data. The approved product labeling for Ranexa states that because Ranexa prolongs the QT interval in a dose-dependent manner, the product should be reserved for use in chronic angina patients who have not achieved an adequate response with other antianginal drugs, and should be used in combination with other common antianginal treatments, specifically amlodipine, beta-blockers or nitrates. As a result, Ranexa is approved for only a portion of the overall angina patient population in the United States. Any approval of Ranexa for broader use with angina patients will require, among other things, successful completion of our large ongoing MERLIN TIMI-36 clinical trial, from which preliminary results are expected in the first quarter of 2007 (if the study is successful, data from the study could not be incorporated into FDA-approved product labeling, if any, until 2008 at the earliest). We cannot assure you that the MERLIN TIMI-36 clinical trial will succeed or allow us to expand the approved labeling for Ranexa.

In addition to approving product labeling, the FDA typically reviews core promotional materials in connection with new product launches. We must obtain the FDA’s review of our key promotional materials in connection with the launch of Ranexa. After the launch period, we must continue to submit all promotional materials to the FDA at the time of first use. If the FDA raises concerns regarding our proposed or actual promotional materials we may be required to modify or discontinue using them. We do not know whether our promotional materials will allow us to effectively promote Ranexa with healthcare practitioners and managed care audiences. For example, the approved product labeling states that the mechanism of action of Ranexa is unknown, which may make it difficult for us to address potential concerns regarding the product such as safety concerns.

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

We may also be hampered in our promotional efforts by a lack of familiarity with our company and our products among healthcare practitioners in the United States. Relatively few U.S. physicians served as clinical investigators in the CARISA or ERICA clinical studies of Ranexa; as a result, only a limited number of U.S. healthcare practitioners are familiar with using Ranexa, even in a clinical trial setting. In addition, the EUROPA trial that led to the FDA’s approval of ACEON® for a new indication in August 2005 was conducted entirely in Europe, and U.S. practitioners have relatively little experience using ACEON® for this indication.

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

The success of our company is largely dependent on the success of Ranexa, which we launched in the United States in March 2006.

We launched Ranexa in the United States market in March 2006 and recognized revenues from sales of Ranexa for the first time in the quarter ended June 30, 2006. Ranexa is our most important commercial product, and we expect that it will account for substantially all of our product sales for the next several years. In order for us to successfully commercialize Ranexa, our sales of Ranexa must increase significantly from current levels. We continue to spend significant amounts of capital in connection with the commercialization of Ranexa. In addition, we continue to invest significant amounts of capital in the development of Ranexa, especially through our MERLIN TIMI-36 clinical trial, which is a large and costly outcomes study. Any future labeling expansion of Ranexa is dependent on a successful outcome of the MERLIN TIMI-36 trial, for which we expect preliminary results in the first quarter of 2007 (if the study is successful, data from the study could not be incorporated into FDA-approved product labeling, if any, until 2008 at the earliest). Our continued substantial investments in Ranexa are based in part on market forecasts, which are inherently uncertain and, in the case of Ranexa, are particularly uncertain due to the fact that Ranexa is a new and unproven product with a novel mechanism of action and is the first new drug therapy for chronic angina in the United States in over twenty years. If we fail to significantly increase our level of Ranexa sales, or if our MERLIN TIMI-36 trial is unsuccessful, our ability to generate product revenues, our ability to raise additional capital, and our ability to maintain our current levels of research, development and commercialization activities will all be materially impaired, and the price of our common stock will decline. As a result, the success of our company is largely dependent on the success of Ranexa, not our other products or product candidates.

The commercialization of our products is substantially dependent on our ability to develop effective sales and marketing capabilities.

Our successful commercialization of Ranexa and ACEON® in the United States will depend on our ability to establish and maintain an effective sales and marketing organization in the United States. We have hired, trained and deployed additional marketing personnel and a national cardiovascular specialty sales force of approximately 250 personnel, which began to promote ACEON® in 2005 and Ranexa in March 2006. Prior to our launches of these two products, we had never sold or marketed any products. We may increase or decrease the size of our sales force in the future, depending on many factors, including the effectiveness of the sales force, the level of market acceptance of Ranexa, and the results of our ongoing MERLIN TIMI-36 clinical trial of Ranexa (for which we expect preliminary results in the first quarter of 2007). Developing and implementing key marketing messages and programs, as well as deploying, retaining and managing a national sales force and additional personnel, is very expensive, complex and time-consuming. We do not know if our marketing strategies and programs will be effective. We also do not know if our sales force is sufficient in size, scope or effectiveness to compete successfully in the marketplace and gain acceptance for our products. Among other factors, we may not be able to gain sufficient access to healthcare practitioners, which would have a negative effect on our ability to promote our products and gain market acceptance. Even if we gain access to healthcare practitioners, we may not be able to change prescribing patterns in favor of our approved products. For example, to date our marketing and sales efforts relating to ACEON® in the United States have not produced any increase in prescribing patterns relating to that product.

Even after a product has been approved for commercial sale, if we or others identify previously known or unknown side effects, approval could be withdrawn or sales of the product could be significantly reduced.

Once a product is approved for marketing, adverse effects whether known or new and unknown must be reported to regulatory authorities on an ongoing basis, and usage of any drug product in the general population is less well-controlled than in the pre-approval setting of carefully monitored clinical trial testing. In addition, once a product is approved, others are free to generate new data regarding the product, which they may publish in the scientific literature or otherwise publicize, without any control by the drug manufacturer.

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

Unlike other treatments for angina currently being used in the United States, the approved labeling for Ranexa warns of the risk that the product may cause a type of fatal arrhythmia known to healthcare practitioners as torsades de pointes. This fatal arrhythmia occurs in the general population of patients with cardiovascular disease at a low rate of incidence (although the precise rate may be debatable), and can be triggered by a wide variety of factors including genetic predisposition and medical conditions such as low blood potassium levels or slow heart rate that are not uncommon among patients with cardiovascular disease. It is well known that some drugs cause this fatal arrhythmia, although to date Ranexa has not been shown to have caused torsades de pointes. Now that Ranexa is approved in the United States, the product is being used in a wider population and in a less rigorously controlled fashion than in clinical studies of the product, including in patients with chronic angina who may be predisposed to the occurrence of torsades de pointes or other fatal arrhythmias. These patients are often receiving other medications for a variety of conditions. In this potential patient population for Ranexa, it is inevitable that some patients receiving Ranexa will die suddenly, and that in some or even many of these cases there will not be sufficient information available to rule out Ranexa as a contributing factor or cause of mortality. As a result, regulatory authorities, healthcare practitioners and/or patients may perceive or conclude that the use of Ranexa is associated with torsades de pointes or sudden death, which could mean that our ability to commercialize Ranexa could be seriously impaired or stopped altogether, and we may become subject to product liability litigation and other claims against us. This could harm our business, increase our cash requirements and result in continued operating losses and a substantial decline in our stock price.

We may be subject to product liability claims if our products harm people, and we have only limited product liability insurance.

The manufacture and sale of human drugs and other therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. The approved labeling for Ranexa includes warnings regarding QT prolongation and the risk of arrhythmias and sudden death and tumor promotion. We may be subject to product liability claims in the future, including if patients on Ranexa die suddenly from arrhythmias or contract cancer. Any product liability claims could have a material negative effect on the market acceptance and sales of our products. We currently have only limited product liability insurance for clinical trials testing and only limited commercial product liability insurance. We do not know if we will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. This type of insurance is expensive and may not be available on acceptable terms or at all. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to develop or commercialize our potential products. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to make substantial payments. This could adversely affect our cash position and results of operations and could increase the volatility of our stock price.

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

Our ability and the ability of our collaborative partners to market and sell our products will depend significantly on the extent to which reimbursement for the cost of our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third party payers and governmental health administration authorities are increasingly attempting to limit and/or regulate the price of medical products and services, especially branded prescription drugs. For example, under the Medicare Prescription Drug Improvement and Modernization Act of 2003, Medicare beneficiaries are now able to elect coverage for prescription drugs under Medicare Part D, and the various entities providing such coverage are in the process of setting up approved drug lists or formularies and negotiating rebates and other price concessions from pharmaceutical manufacturers, which impacts drug access and the amount of patient copayments, and may increase pressure to lower prescription drug prices over time. The full impact of this new law on our business as it relates to Ranexa and ACEON® in the United States is not yet clear to us, and the impact will depend in part on specific decisions regarding the level of coverage provided for the therapeutic categories in which our products are included, the terms on which such coverage is provided, and the extent to which preference is given to selected products in a category. These changes in Medicare reimbursement could have a negative effect on the revenue that we derive from sales of any of our products. In addition, the increased emphasis on managed healthcare in the United States will put additional pressure on the pricing and usage of any of our products, which may adversely affect product sales and revenues.

Even if our products are deemed to be safe and effective by regulatory authorities, third party payers and governmental health administration authorities may direct patients to generic products or other lower-priced therapeutic alternatives, and there are an increasing number of such alternatives available, including numerous lower-priced generic products available to treat the conditions for which our products are approved. Many third-party payers establish a preference for selected products in a category and provide higher levels of formulary acceptance and coverage for preferred products and higher co-payments for non-preferred products. The current level of reimbursement for ACEON® is low, and we may not be able to increase reimbursement levels or product revenues in part because under our co-promotion arrangement, Solvay Pharmaceuticals is responsible for all managed care contracts for the product. Significant uncertainty exists as to the reimbursement status of newly approved health care products, such as Ranexa. As a result, we cannot predict the availability or amount of reimbursement for Ranexa or how the product will be positioned relative to other antianginal products and therapies. In February 2006, we set the wholesale acquisition cost of Ranexa at a higher price than the cost of any other antianginal drug currently on the market in the United States. Our pricing for Ranexa may result in less favorable reimbursement and formulary positioning for the product with third party payers and under government programs including Medicare, and may result in more or higher barriers to patient access to the product such as higher co-payments and/or prior authorization requirements. If we fail to obtain favorable reimbursement or formulary positioning for Ranexa or ACEON®, health care providers may limit how much or under what circumstances they will prescribe or administer these products, and patients may resist having to pay out-of-pocket for these products. We are offering discounts or rebates to some customers to attempt to contract for favorable formulary status, which will lower the amount of product revenues we receive. In addition, our product revenues are affected by our pricing for the two approved dosages for Ranexa and by the dosages most commonly prescribed by physicians. To date, the lower-priced, lower dosage of Ranexa is the most commonly prescribed dosage, which impacts product revenues but may also support favorable formulary positioning by third party payers. These competing factors will affect the market acceptance of Ranexa in the United States as well as the amount of product revenues we will receive for the product.

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

Our principal customers are a small number of wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation, control a significant share of the market in the United States. Our ability to distribute our products, including Ranexa, to retail pharmacy chains and to recognize revenues on a timely basis will be substantially dependent on our ability to maintain commercially reasonable agreements with each of these wholesale distributors and the extent to which these distributors, over whom we have no control, comply with such agreements. The loss or bankruptcy of any of these customers could materially and adversely affect our future results of operations, financial condition and our ability to distribute our products.

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

Our activities and those of our strategic partners could be subject to challenge for many reasons, including the broad scope and complexity of these laws and regulations, the difficulties in interpreting and applying these legal requirements, and the high degree of prosecutorial resources and attention being devoted to the biopharmaceutical industry by law enforcement authorities. During the last few years, numerous biopharmaceutical companies have paid multi-million dollar fines and entered into burdensome settlement agreements for alleged violation of these requirements, and other companies are under active investigation. Although we have developed and implemented corporate and field compliance programs as part of our efforts to commercialize Ranexa and ACEON®, we cannot assure you that we or our employees, directors or agents are or will be in compliance with all laws and regulations or that we will not come under investigation, allegation or sanction. If we fail to comply with any of these laws or regulations, various negative consequences could result, including criminal and/or civil prosecution, substantial criminal and/or civil penalties, exclusion of the approved product from coverage under governmental healthcare programs (including Medicare and Medicaid), and costly litigation. In addition, our efforts to comply with these laws are, and will continue to be, time-consuming and expensive.

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

Our key collaborative partnerships, collaborations and licenses include the following:

•	Roche Palo Alto LLC—a 1996 license agreement under which we received exclusive worldwide rights to develop and commercialize ranolazine for all potential indications in humans;

•	Biogen Idec Inc. (formerly Biogen Inc.)—a 1997 license agreement under which we licensed rights to Biogen to develop and commercialize products produced based on our A1 adenosine receptor antagonist patents or technologies, which Biogen Idec has labeled its Adentri™ program;

•	Astellas US LLC—a 2000 collaboration and license agreement to develop and commercialize second generation pharmacologic cardiac stress agents, including regadenoson; and

•	Solvay Pharmaceuticals, Inc.—a 2004 co-promotion agreement under which we agreed to co-promote ACEON® in the United States with Solvay Pharmaceuticals.

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

We cannot control the amount and timing of resources that any of our strategic partners devote to these programs. Conflicting priorities may cause any of our strategic partners to deemphasize our programs or to pursue competing technologies or product candidates. In addition, these arrangements are each complex, and disputes may arise between the parties, which could lead to delays in the development or commercialization of the products involved. If Solvay Pharmaceuticals fails to perform its obligations under the co-promotion agreement with us relating to ACEON®, we would receive less or even no revenues under the arrangement. If Astellas fails to successfully manufacture, market and sell regadenoson in North America, if approved, we would receive minimal or even no revenues under the arrangement. If Biogen Idec fails to successfully develop and commercialize any product from the Adentri™ program, we would receive no revenues under the arrangement. To the extent that we enter into additional co-promotion or other commercialization arrangements in the future, our revenues will depend upon the efforts of third parties over which we will have little control.

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

We have no manufacturing facilities and depend on third parties to manufacture our products.

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

All of our product candidates in development require preclinical studies and/or clinical trials, and will require regulatory review and approval, prior to marketing and sale. Any delays in the development of our product candidates would delay our ability to seek and obtain regulatory approvals, increase our cash requirements, increase the volatility of our stock price and result in additional operating losses. One potential cause of a delay in product development is a delay in clinical trials. Many factors could delay completion of any of our clinical trials, including, without limitation:

•	slower than anticipated patient enrollment and/or event rates;

•	difficulty in obtaining sufficient supplies of clinical trial materials; and

•	adverse events occurring during the clinical trials.

Our MERLIN TIMI-36 clinical trial is a large, ongoing clinical study of Ranexa, in which the completion and duration of the study is based on achieving specified numbers of events. Patient enrollment in the trial was completed in May 2006, with approximately 6,500 patients enrolled. The trial will not be completed until both 730 events (as defined by the composite study endpoint of cardiovascular death, myocardial infarction or severe recurrent ischemia) and 310 deaths from any cause have been observed in the study population. Although we presently expect that these pre-specified numbers of events will be observed during the fourth quarter of 2006, and that preliminary results from the trial will become available in the first quarter of 2007, the completion of our MERLIN TIMI-36 clinical trial may be delayed due to many factors, including lower than anticipated event rates or if we or our contract research partners experience difficulties in closing out study sites, data collection or preparing the blinded study database for review. The MERLIN TIMI-36 clinical trial of Ranexa is a large and expensive clinical study, and any delay in its conduct or completion would adversely affect our statements of operations and increase the period of uncertainty about its results.

We may be unable to maintain our proposed schedules for investigational new drug applications, which are regulatory filings made by a drug sponsor to the FDA to allow human clinical testing in the United States, and equivalent foreign applications and clinical protocol submissions to the FDA and other regulatory agencies. In addition, we may be unable to maintain our proposed schedules for initiation and completion of clinical trials as a result of FDA or other regulatory action or other factors, such as lack of funding, the occurrence of adverse safety effects or other complications that may arise in any phase of a clinical trial program. For example, we were recently informed by the FDA that the agency plans to transfer responsibility for our regadenoson program from the review division that has handled the program to date to a review division at FDA that has not previously handled the program. The development program for regadenoson is at a late stage, with one phase 3 study successfully completed in 2005 and results from the second phase 3 study expected later this year. We expect that the FDA transfer of review responsibility for the program could disrupt ongoing and anticipated communications with the agency. We do not know if the new review division will adhere to key aspects of the development program that were discussed and agreed to previously, such as the phase 3 study design, which is a novel approach to the evaluation of a pharmacological stress agent. As a result of this transfer, our ability to maintain our schedule for the completion of the regadenoson development program, as well as our ability to submit a new drug application (if any) and/or obtain potential product approval from the FDA, could be negatively affected.

Furthermore, even if our clinical trials are completed on schedule, the data and results may differ from those obtained in preclinical studies and earlier clinical trials. Clinical trials may not demonstrate sufficient safety or efficacy to obtain the necessary marketing approvals. For example, although our previous phase 3 trials of Ranexa had positive results, our ongoing MERLIN TIMI-36 study of Ranexa is in a different patient population for a different potential use with different entry criteria. In addition, the MERLIN TIMI-36 study involves the use of an intravenous formulation of ranolazine that has not been approved by the FDA. These factors, other differences and the inherent variability of clinical trial results mean that there can be no assurance that we will obtain positive results from the MERLIN TIMI-36 study.

Another potential example of variability in clinical study results concerns our regadenoson program, for which we expect to obtain results in the fourth quarter of 2006 from the second of two phase 3 studies that have an identical study design. The design of our identical phase 3 studies is different from the designs of our prior clinical studies of regadenoson. The two phase 3 studies are non-inferiority studies, using a complex comparison based on multiple readings of reperfusion imaging scans by various blinded human scan readers. The study design for these phase 3 trials is unusual, and there is an inherently high degree of variability in the reading of reperfusion imaging scans (meaning that a single scan reviewed by two different readers, or even a single scan reviewed twice by the same reader, can produce different results). The studies also require that blinded human readers review and interpret electrocardiographic data, a process that is subject to interpretative and data-entry errors and variability. While we obtained positive results from the first completed phase 3 study in the clinical program, there can be no assurance that we will obtain positive results from the second phase 3 study of regadenoson when it is completed, or that the results of the first phase 3 study of regadenoson will be in any way predictive of the results of the second phase 3 study. Moreover, even if both phase 3 studies of regadenoson are positive, there can be no assurance that the data will be sufficient to obtain marketing approval for regadenoson in the United States or abroad.

We rely on a large number of foreign clinical sites to complete our clinical trials, which may adversely affect our ability to complete our clinical trials on a timely basis or the outcome of our clinical trials.

A significant portion of the sites conducting clinical trials of our product candidates are outside of the United States. The use of foreign clinical sites is often subject to additional risks. For example, contracts, informed consents, study protocols and complex medical terminology must be accurately translated into foreign languages. During the conduct of the study, study data contained in foreign-language source documents, including adverse event data, must be accurately and timely translated into English and reported back to study authorities in case report forms. In addition, standards of medical care, clinical practice and patient populations vary from country to country, as well as the degree and manner of regulatory oversight. All of these factors introduce heterogeneity into the study, which makes the conduct of the study more complex. Due in part to the added complexity of conducting foreign clinical trials, we expect that the FDA and other regulatory authorities may be likely to conduct clinical site inspections of foreign clinical sites in connection with the review of marketing applications covering our products. To the extent that the FDA or other regulatory authorities are not satisfied with the foreign clinical site, the data from the affected sites may be excluded from the trial’s database or there may be other impacts, which can adversely affect the results of the study or the timing or results of the regulatory authority’s review of any marketing application containing those study results. Our MERLIN TIMI-36 clinical study of Ranexa is being conducted in the United States and in 16 foreign countries. With over 6,500 patients enrolled in the study, the MERLIN TIMI-36 study is the largest and most complicated clinical trial that we have conducted to date, and we expect that it will be a complex trial to complete and close-out. Our business would be harmed if the completion, availability or quality of the results of our MERLIN TIMI-36 study is delayed or adversely affected by these factors.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. We may not be able to maintain our proposed schedules for the submission of any new drug application in the United States or any marketing authorization application or other foreign applications for any of our products. We may not be able to maintain our proposed schedules for the submission of any supplemental new drug application (or equivalent foreign application) seeking additional indications or changes to product labeling, manufacturing or other aspects of the NDA or foreign marketing authorization for Ranexa or other approved products (if any). If we submit any new drug application or supplemental new drug application to the FDA, the FDA must decide whether to either accept or reject the submission for filing. We cannot be certain that any of these submissions will be accepted for filing and reviewed by the FDA, or that our marketing authorization applications to European or other foreign regulatory authorities will be validated for review by those authorities. We cannot be certain that we will be able to respond to any regulatory requests during the review period in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our products or proposed product changes (such as labeling changes proposed in any supplemental new drug application) will be approved by the FDA or foreign regulatory authorities.

Delays in approvals or rejections of marketing applications in the United States or foreign markets may be based upon many factors, including regulatory requests for additional analyses, reports, clinical inspections, clinical and/or preclinical data and/or studies, regulatory questions regarding data or results, unfavorable review by advisory committees, changes in regulatory policy during the period of product development and/or the emergence of new information regarding our products or other products. For example, in 2005 we withdrew our marketing authorization application for ranolazine filed with the European Medicines Agency, because the regulatory authority requested additional clinical pharmacokinetic data regarding the product prior to approval.

Data obtained from preclinical and clinical studies are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our products. For example, some drugs that prolong the QT interval, which is a measurement of specific electrical activity in the heart as captured on an electrocardiogram, carry an increased risk of serious cardiac rhythm disturbances that can cause a type of fatal arrhythmia known as torsades de pointes, while other drugs that prolong the QT interval do not carry an increased risk of this fatal arrhythmia. Small but statistically significant mean increases in the QT interval were observed in clinical trials of Ranexa. QT interval measurements are not precise and there are different methods of calculating the corrected QTc interval, which is the QT interval as adjusted for heart rate. This uncertainty in the measurement and calculation of the QT and QTc intervals can contribute to different interpretations of these data. The clinical significance of the changes in QTc interval observed in clinical trials of Ranexa remains unclear, and other clinical and preclinical data do not suggest that Ranexa significantly pre-disposes patients to this fatal arrhythmia. Regulatory authorities may interpret the Ranexa data differently, which could delay, limit or prevent additional regulatory approvals of Ranexa. For example, when acting on the original new drug application for Ranexa in October 2003, the FDA did not approve the product and indicated that additional clinical information would be needed prior to approval, in part because of the FDA’s safety concerns in light of the effect of Ranexa to prolong the QTc interval. We conducted an additional clinical study and submitted an amendment to the new drug application for Ranexa to the FDA in July 2005. In January 2006, the FDA approved Ranexa for use in chronic angina, with product labeling which states that because of the potential safety risk of QT prolongation caused by Ranexa, the product should be reserved for use in chronic angina patients who have not achieved an adequate response with other antianginal drugs, and should be used in combination with other common antianginal treatments, specifically amlodipine, beta-blockers or nitrates. Foreign regulatory authorities may have similar or other concerns which would delay or prevent the approval of Ranexa or any of our other product candidates outside the United States.

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

While we have negotiated a special protocol assessment agreement with the FDA relating to the MERLIN TIMI-36 clinical study of Ranexa, this agreement does not guarantee any particular outcome from regulatory review of the study or the product, including any expanded product labeling or approvals.

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

In July 2004, we announced that we reached written agreement with the FDA on an SPA agreement for the MERLIN TIMI-36 clinical trial of Ranexa, which could support potential approval of Ranexa as first-line therapy for patients suffering from chronic angina if treatment with Ranexa is not associated with an adverse trend in death or arrhythmia compared to placebo, even if statistical significance on the primary study endpoint is not achieved, provided that we also successfully complete a clinical evaluation of higher doses of Ranexa. We have subsequently completed the clinical evaluation of higher doses of Ranexa, and believe that the study was successful and that the data from the study will satisfy the requirement under the SPA agreement relating to the potential for approval of Ranexa as first-line therapy for patients suffering from chronic angina. However, we do not yet have the results of the MERLIN TIMI-36 study itself, we have not yet presented the results of the clinical evaluation of higher doses of Ranexa to regulatory authorities as part of a marketing approval application, and we do not know if regulatory authorities will agree with our interpretation of the data and results in the context of a marketing approval application (if any).

MERLIN TIMI-36 could also result in approval for Ranexa for the treatment and long-term prevention of acute coronary syndromes, if the study meets its primary endpoint. We cannot assure you that the MERLIN TIMI-36 clinical trial will succeed or allow us to expand the approved labeling for Ranexa. Patient enrollment in the MERLIN TIMI-36 study was completed in May 2006, with approximately 6,500 patients enrolled, although the study’s duration and completion is based on achieving pre-specified numbers of events. An independent data safety monitoring board overseeing the study may end the study early at any time and with no notice due to results observed by the board. If the MERLIN TIMI-36 study shows that treatment with Ranexa is associated with an adverse trend in death or arrhythmia compared to placebo, our ability to commercialize Ranexa would be seriously impaired or stopped altogether, and we may become subject to product liability litigation and other claims against us. Furthermore, the additional safety data we will receive from our MERLIN TIMI-36 study will require us to modify the product’s labeling, and could cause the FDA to further limit or restrict the approved labeling for Ranexa. Any or all of these events would adversely affect the market acceptance of Ranexa and our cash position, results of operations and our stock price.

In connection with our SPA agreement relating to the MERLIN TIMI-36 clinical study, we expect that the FDA will review our compliance with the protocol under our SPA agreement. We also expect that the FDA will conduct inspections of some of the approximately 450 MERLIN TIMI-36 clinical sites, most of which are located in 16 foreign countries. We do not know whether the clinical sites will pass such FDA inspections, and negative inspection results could significantly delay or prevent any potential expansion of the approved labeling for Ranexa. In addition, the MERLIN TIMI-36 clinical trial involves the use of an intravenous formulation of ranolazine that the FDA has not approved. We do not know how the FDA will interpret the commitments under the SPA agreement relating to the MERLIN TIMI-36 clinical study (or the separately completed clinical evaluation of higher doses of Ranexa), how it will interpret the data and results from the MERLIN TIMI-36 clinical study (or the separately completed clinical evaluation of higher doses of Ranexa), or whether Ranexa will receive any additional approvals or any expanded product labeling as a result of this SPA agreement with the FDA or the MERLIN TIMI-36 clinical study. As a result, significant uncertainty remains regarding the MERLIN TIMI-36 clinical trial. Even if the study results are positive, the positive results, if any, could not be incorporated into any FDA-approved product labeling for Ranexa until 2008 at the earliest.

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

We may not be able to retain current or attract new corporate and academic collaborators, licensors, licensees and other strategic partners. Our business strategy requires us to enter into various arrangements with these parties, and we are dependent upon the success of these parties in performing their obligations. If we fail to enter into and maintain these arrangements, the development and/or commercialization of our products would be delayed, we may be unable to proceed with the development, manufacture or sale of products or we might have to fund development of a particular product candidate internally. If we have to fund the development and commercialization of substantially all of our products internally, our future capital requirements will increase substantially.

The collaborative arrangements that we may enter into in the future may place responsibility on a strategic partner for preclinical testing and clinical trials, manufacturing and preparation and submission of applications for regulatory approval of potential pharmaceutical products. For example, under our co-promotion agreement with Solvay Pharmaceuticals, Solvay Pharmaceuticals holds the new drug application for ACEON® and is responsible for maintaining FDA approval of ACEON® in the United States and providing all product manufacturing. If Solvay Pharmaceuticals experiences manufacturing difficulties relating to the product or is not successful in maintaining FDA approval for ACEON®, this would increase our cash requirements, increase the volatility of our stock price and result in additional operating losses.

Under our collaborative arrangements, we or our strategic partners may also have to meet performance milestones. If we fail to meet our obligations under our collaborative arrangements, our partners could terminate their arrangements or we could suffer other consequences such as losing our rights to the compounds at issue. For example, under our agreement with Astellas relating to regadenoson, we are responsible for development activities and must meet development milestones in order to receive development milestone payments. Under our license agreement with Roche relating to Ranexa, we are required to use commercially reasonable efforts to develop and commercialize ranolazine for angina, and have related milestone payment obligations. Under our co-promotion agreement with Solvay Pharmaceuticals, we are required to satisfy specified minimum marketing and promotion commitments relating to ACEON®.

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

However, we cannot be certain that any patent will issue from any of our pending or future patent applications, that any issued patent will not be lost through an interference or opposition proceeding, reexamination request, litigation or other proceeding, that any issued patent will be sufficient to protect our technology and investments or prevent the entry of generic or other competition into the marketplace, or that we will be able to obtain any extension of any patent beyond its initial term. The following table shows the expiration dates in the United States for the primary compound patents for our key products and product candidates:

Product/Product Candidate	United States Primary Compound Patent Expiration
Ranexa	2003	*
ACEON®	2009	†
Regadenoson	2019

*	Because ranolazine is a new chemical entity, under applicable United States laws we have received marketing exclusivity as a new chemical entity for the ranolazine compound until January 2011. In addition, the United States compound patent relating to Ranexa has been the subject of several one-year interim patent term extensions under the Hatch-Waxman Act have been granted, and we expect that an extension under the Hatch-Waxman Act will be granted which will extend the patent protection to May 2008 for the approved product, which is the Ranexa extended-release tablet, for the use in chronic angina approved by the FDA in January 2006. Also, the United States Patent and Trademark Office has issued patents claiming various sustained release formulations of ranolazine and methods of using sustained release formulations of ranolazine, including the formulation tested in our Phase 3 trials for Ranexa, for the treatment of chronic angina. These patents expire in 2019. There are no issued patent claims covering any intravenous formulation of ranolazine on a stand-alone basis. After January 2011, patent term extension and new chemical entity exclusivity under the laws of the United States will no longer be available, and unless additional exclusivity relating to a successful supplemental new drug application can be obtained and runs past January 2011, we will be entirely reliant on one or more (if any) of the owned or licensed patents claiming uses and formulations of Ranexa including the formulation and method of use patents described above, to continue to protect our substantial investments in Ranexa’s development and commercialization. It is possible that one or more competitors could develop competing products that do not infringe these patent claims, or could succeed in invalidating or rendering unenforceable one or more of these issued patent claims. One or more of these patents could be lost through a reissue or reexamination submission and subsequent evaluation by the United States Patent and Trademark Office or through litigation (or other proceeding) wherein issues of validity and/or enforceability such as inequitable conduct, inventorship, ownership, prior art, and/or enablement can be raised. These patents could also be lost as a result of interference or opposition proceedings. Any intellectual property-related claims against us relating to any of these patents, with or without merit, as well as any claims initiated by us against third parties (if any), may be time-consuming, expensive and risky to defend or prosecute. In general, if we assert a patent against an alleged infringer and the alleged infringer is successful in invalidating the patent or having the patent declared unenforceable, the protection afforded by the patent is lost.

†	Perindopril is covered by an issued patent that covers the compound and expires in November 2009.

In addition to these issued patents, we seek to file patent applications relating to each of our potential products, and we seek trade name and trademark protection for our commercialized products such as Ranexa. Although patent applications filed in the United States are now published 18 months after their filing date, as provided by federal legislation enacted in 1999, this statutory change applies only to applications filed on or after November 2000. Applications filed in the United States prior to this date are maintained in secrecy until a patent issues. As a result, we can never be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. There may be third party patents, patent applications, trademarks and other intellectual property relevant to our compounds, products, services, development efforts and technology which are not known to us and that may block or compete with our compounds, products, services, development efforts or technology. For example, competitors may have filed applications for, or may have received or in the future may receive, patents, trademarks and/or other proprietary rights relating to compounds, products, services, development efforts or technology that block or compete with ours.

In addition, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office. These proceedings determine the priority of invention and, thus, the right to a patent for the claimed technology in the United States. We may also become involved in opposition proceedings in connection with foreign patent filings.

In addition, generic challenges and related patent litigation are common in the biopharmaceutical industry. Such litigation may be necessary to enforce any patents or trademarks issued to us and/or to our corporate partners, or to determine the scope and validity of the proprietary rights of us or third parties (including our corporate partners). For example, in May 2005 our corporate partner for the regadenoson program in North America, Astellas, announced that Astellas and a third party filed a patent infringement lawsuit against several generic companies relating to the submission of an abbreviated new drug application seeking approval of a generic version of Adenoscan® (adenosine injection), a pharmacologic stress agent approved for marketing in the United States. Regadenoson, if approved, would be intended to be a second generation pharmacologic stress agent in the United States market. It is likely that a decision in the patent litigation relating to Adenoscan® will occur before the approval (if any) of an NDA for regadenoson (if any), which decision if negative could impact Astellas’ transition from marketing one product to the second generation product. Litigation, interference and opposition proceedings, even if they are successful, are expensive, time-consuming and risky to pursue, and we could use a substantial amount of our financial resources in any such case.

We also must not infringe patents or trademarks of others that might cover our compounds, products, services, development efforts or technology. If third parties own or have proprietary rights to technology or other intellectual property that we need in our product development and commercialization efforts, we will need to obtain licenses to those rights. We cannot assure you that we will be able to obtain such licenses on economically reasonable terms, if at all. If we fail to obtain any necessary licenses, we may be unable to complete any of our current or future product development and commercialization activities.

We also rely on proprietary technology and information, including trade secrets, to develop and maintain our competitive position. Although we seek to protect all of our proprietary technology and information, in part by confidentiality agreements with employees, consultants, collaborators, advisors and corporate partners, these agreements may be breached. We cannot assure you that the parties to these agreements will not breach them or that these agreements will provide meaningful protection or adequate remedies in the event of unauthorized use or disclosure of our proprietary technology or information. In addition, we routinely grant publication rights to our scientific collaborators. Although we may retain the right to delay publication to allow for the preparation and filing of a patent application covering the subject matter of the proposed publication, we cannot assure you that our collaborators will honor these agreements. Publication prior to the filing of a patent application would mean that we would lose the ability to patent the technology outside the United States, and third parties or competitors could exploit the technology. Although we strive to take the necessary steps to protect our proprietary technology, including trade secrets, we may not be able to do so. As a result, third parties may gain access to our trade secrets and other proprietary technology, or our trade secrets and other proprietary technology or information may become public. In addition, it is possible that our proprietary technology or information will otherwise become known or be discovered independently by third parties, including our competitors.

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

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation, and defending these lawsuits is likely to be costly, time-consuming and uncertain. In addition, we cannot be certain that we will have insurance coverage sufficient to cover these costs. Accordingly, no accrual has been established for these lawsuits. In the event of an adverse outcome, our business could be harmed.

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

We do not carry insurance for all categories of risk that our business may encounter. For example, we do not carry earthquake insurance. In the event of a major earthquake in our region, our business could suffer significant and uninsured damage and loss. We currently maintain general liability, property, auto, workers’ compensation, products liability, directors’ and officers’, and employment practices insurance policies. We do not know, however, if we will be able to maintain existing insurance at all, or if so that it will have adequate levels of coverage for any liabilities. Premiums for many types of insurance have increased significantly over the years, and depending on market conditions and our circumstances, certain types of insurance such as directors’ and officers’ insurance or products liability insurance may not be available on acceptable terms or at all. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

Risk Factors Relating to Our Common Stock and Convertible Debt

Investor confidence and share value may be adversely impacted if our independent auditors do not provide us with the attestation of the effectiveness of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include in annual reports on Form 10-K an assessment by management of the effectiveness of internal controls over financial reporting. In addition, we are required to have our independent auditors attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement applies to each annual filing on Form 10-K. With the commencement of commercial operations, we have designed, implemented and documented new internal controls for these activities. In addition, we will become more dependent on the internal controls maintained by our collaborative partners. If we are not successful in implementing these new internal controls for commercial operations, or if our collaborative partners fail to maintain adequate internal controls on which we rely to prepare our financial statements, our management may determine that our internal controls over financial reporting are not effective. In addition, if our independent auditors are not satisfied with the effectiveness of our internal controls over financial reporting, including the level at which these controls are documented, designed, operated or reviewed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may be unable to attest to management’s assessment or may be unable to issue an unqualified attestation report. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding.

The market price of our stock has been and may continue to be highly volatile, and the value of an investment in our common stock may decline.

Within the last 12 months, our common stock has traded between $10.68 and $29.79 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Announcements and other events may have a significant impact on the market price of our common stock. We may have no control over information announced by third parties, such as our corporate partners or our competitors, which may impact our stock price.

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

As of June 30, 2006, we had approximately $399.5 million in long-term convertible debt and aggregate annual debt service obligations on this debt of approximately $11.0 million. If we issue other debt securities in the future, our debt service obligations and interest expense will increase.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. For example, in April 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd., which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 36 months. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. In May 2006, Azimuth purchased 1,080,828 shares for net proceeds of approximately $19.8 million under the purchase agreement. Our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock by Azimuth.

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

Our existing convertible debt is convertible, at the option of the holder, into shares of our common stock at varying conversion prices, subject to the satisfaction of certain conditions. We have reserved shares of our authorized common stock for issuance upon conversion of our existing convertible notes and convertible debentures. If any or all of our existing notes and debentures are converted into shares of our common stock, our existing stockholders will experience immediate dilution and our common stock price may be subject to downward pressure. If any or all of our notes and debentures are not converted into shares of our common stock before their respective maturity dates, we will have to pay the holders of such notes or debentures the full aggregate principal amount of the notes or debentures, as applicable, then outstanding. Any such payment would have a material adverse effect on our cash position. Alternatively, from time to time we might need to modify the terms of the notes and/or the debentures prior to their maturity in ways that could be dilutive to our stockholders, assuming we can negotiate such modified terms. In addition, the existence of these notes and debentures may encourage short selling of our common stock by market participants.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on June 6, 2006, four matters were voted upon. A description of each matter and a tabulation of the votes for each of the matters follow:

1.	Proposal to elect three (3) directors, each to serve until the 2009 Annual Meeting of Stockholders and until his successor is elected and qualified or until his earlier resignation or removal:

Nominee	For	Withheld
Louie G. Lange, M.D., Ph.D.	38,736,034	884,134
Peter Barton Hutt, Esq.	39,178,555	441,613
Thomas E. Shenk, Ph.D.	39,238,795	381,373

Thomas L. Gutshall, Kenneth B. Lee, Jr., Santo J. Costa, Joseph M. Davie, M.D., Ph.D. and Barbara J. McNeil, M.D., Ph.D. also continued as directors after the Annual Meeting.

2.	Proposal to approve the amendment and restatement to our Employee Stock Purchase Plan:

For	Against	Abstain
25,698,309	5,043,528	35,440

There were 8,842,891 broker non-votes.

3.	Proposal to approve the amendment and restatement of our Amended and Restated Certificate of Incorporation in order to (i) increase the Company’s authorized number of shares of common stock from 85,000,000 shares to 180,000,000 shares and (ii) amend the liability and indemnification provisions with respect to the Company’s directors and officers:

For	Against	Abstain
31,210,353	8,142,303	267,512

There were no broker non-votes.

4.	Proposal to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006:

For	Against	Abstain
38,914,396	674,222	31,050

There were no broker non-votes.

Item 6. Exhibits

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 File No. 333-136373 and incorporated herein by reference).

3.2	Restated Bylaws of the Company (Filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.1	Common Stock Purchase Agreement dated April 18, 2006 between the Company and Azimuth Opportunity Ltd. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2006 and incorporated herein by reference).

10.2	Second Amendment to Collaboration and License Agreement effective January 1, 2006 between the Company and Astellas US LLC.

10.3*	Collaboration and License Agreement dated June 7, 2006 between the Company and PTC Therapeutics, Inc.

10.4*	Amendment No. 4 to License Agreement dated June 20, 2006 between the Company and Roche Palo Alto LLC.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CV THERAPEUTICS, INC.

Date: August 9, 2006	By:	/s/ LOUIS G. LANGE, M.D., PH.D.
Louis G. Lange, M.D., Ph.D.
Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2006	By:	/s/ DANIEL K. SPIEGELMAN
Daniel K. Spiegelman
Chief Financial Officer (Principal Financial and Accounting Officer)