Form 10-Q
period 2006-09-30
CV THERAPEUTICS INC
filed 2006-11-08
CIK 921506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

As of November 3, 2006, 56,836,838 shares of the registrant’s common stock, $.001 par value, were outstanding.

CV THERAPEUTICS, INC.

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2006	December 31, 2005
	(Unaudited)	(A)
Assets
Current assets:
Cash and cash equivalents	$81,094	$23,688
Marketable securities	278,783	436,495
Accounts receivable	1,414	—
Inventories	7,176	—
Restricted cash	8,940	10,587
Other current assets	14,788	16,296

Total current assets	392,195	487,066
Notes receivable from related parties	310	75
Property and equipment, net	23,501	20,491
Restricted cash	4,482	10,990
Other assets	28,093	13,939

Total assets	$448, 581	$532,561

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,589	$4,690
Accrued and other current liabilities	42,665	58,172
Deferred revenue	256	665

Total current liabilities	47,510	63,527
Convertible subordinated notes	399,500	399,500
Other liabilities	5,483	8,544

Total liabilities	452,493	471,571
Stockholders’ equity (deficit):
Common stock	1,014,283	891,724
Accumulated deficit	(1,018,815)	(812,554)
Deferred stock-based compensation	—	(18,218)
Accumulated other comprehensive income	620	38

Total stockholders’ equity (deficit)	(3,912)	60,990

Total liabilities and stockholders’ equity (deficit)	$448,581	$532,561

(A)	Derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications have been made to prior period balances to conform to the current presentation.

See Notes to Condensed Consolidated Financial Statements

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Product sales, net	$8,164	$—	$9,406	$—
Collaborative research	4,038	4,142	13,271	15,519
Co-promotion	—	—	1,439	—

Total revenues	12,202	4,142	24,116	15,519

Costs and expenses:
Cost of sales	1,163	—	1,516	—
Research and development	32,465	27,762	97,152	94,468
Selling, general and administrative	42,684	31,646	134,308	73,150

Total costs and expenses	76,312	59,408	232,976	167,618

Loss from operations	(64,110)	(55,266)	(208,860)	(152,099)
Other income (expense), net:
Interest and other income, net	4,582	3,528	12,100	8,034
Interest expense	(3,166)	(4,182)	(9,501)	(9,878)

Total other income (expense), net	1,416	(654)	2,599	(1,844)

Net loss	$(62,694)	$(55,920)	$(206,261)	$(153,943)

Basic and diluted net loss per share	$(1.23)	$(1.26)	$(4.36)	$(3.98)

Shares used in computing basic and diluted net loss per share	51,067	44,437	47,340	38,712

See Notes to Condensed Consolidated Financial Statements

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities
Net loss	$(206,261)	$(153,943)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on the sale of available-for-sale securities	(89)	464
Write-off of unamortized issuance costs on notes repurchased	—	621
Impairment recognized for unrealized loss on marketable securities	2,015	—
Impairment recognized on long-term investment	94	—
Forgiveness of related party notes and interest	16	36
Stock-based compensation expense	18,610	3,181
Depreciation and amortization, net	5,102	8,381
Change in assets and liabilities:
Accounts receivable	(1,414)	—
Inventories	(7,176)	—
Prepaid and other current assets	1,489	1,556
Other assets	(12,590)	234
Accounts payable	(101)	(1,234)
Accrued and other liabilities	(13,979)	16,677
Deferred revenue	(409)	(741)

Net cash used in operating activities	(214,693)	(124,768)

Cash flows from investing activities
Purchases of available-for-sale securities	(45,851)	(297,760)
Proceeds from sales of available-for-sale securities	65,050	137,467
Maturities of available-for-sale securities	139,204	53,594
Capital expenditures	(7,792)	(5,387)
Purchase of convertible note from collaboration partner	(4,000)	—

Net cash provided by (used in) investing activities	146,611	(112,086)

Cash flows from financing activities
Change in restricted cash	8,155	(11,537)
Repurchase of subordinated convertible notes	—	(79,645)
Borrowings under senior subordinated convertible notes, net of issuance costs	—	144,727
Proceeds from issuance of common stock through employee stock purchase plan and stock options	5,302	4,965
Net proceeds from issuance of common stock related to public offering and equity line of credit	112,031	195,175

Net cash provided by financing activities	125,488	253,685

Net increase in cash and cash equivalents	57,406	16,831
Cash and cash equivalents at beginning of period	23,688	20,759

Cash and cash equivalents at end of period	$81,094	$37,590

See Notes to Condensed Consolidated Financial Statements

CV THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of CV Therapeutics, Inc. has been prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted. The Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for, the interim periods presented. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, which includes our audited consolidated financial statements and the notes thereto.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in the Condensed Consolidated Financial Statements and accompanying notes may not be the same as the results for the full year or any future period.

Principles of Consolidation

The Condensed Consolidated Financial Statements and accompanying notes include the accounts of our company and our wholly owned subsidiary. The functional currency of our wholly-owned subsidiary in the United Kingdom is the U.S. dollar, and our financial statements eliminate all intercompany transactions and balances. All foreign currency remeasurement gains and losses were recorded in the Condensed Consolidated Statements of Operations in accordance with Statement of Financial Accounting Standards (FAS) No. 52, Foreign Currency Translation, and have not been significant.

Use of Estimates and Reclassifications

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those assumptions and estimates.

Certain reclassifications of prior period amounts have been made to our Condensed Consolidated Financial Statements to conform to the current presentation. We have combined line items in the Condensed Consolidated Statements of Operations previously separately titled “sales and marketing” and “general and administrative” into a new category titled “selling, general and administrative” (SG&A). We have also reclassified certain items on our Condensed Consolidated Balance Sheet, including non-cash consideration paid related to our operating lease agreements. In the three and nine months ended September 30, 2006 we have combined line items in the Condensed Consolidated Statements of Operations previously separately titled “interest and other income, net” and “other expenses” into “interest and other income, net” and also began reporting net foreign exchange transaction gains or losses in interest and other income, net. These amounts, which were previously reported as selling, general and administrative expenses, were reclassified to conform to the current period presentation.

Inventories

We expense costs relating to the production of inventories as research and development (R&D) expense in the period incurred until such time as we receive an approval letter from the U.S. Food and Drug Administration (FDA) for a new product, and then we begin to capitalize the subsequent inventory costs relating to that product. Prior to approval of Ranexa® (ranolazine extended-release tablets) for commercial sale in January 2006 by the FDA, we had expensed all costs associated with the production of Ranexa as R&D expense. Subsequent to receiving approval for Ranexa, we capitalized the subsequent costs of manufacturing the commercial configuration of Ranexa as inventory, including costs to convert existing raw materials to active pharmaceutical ingredient and costs to tablet, package and label previously manufactured inventory whose costs had already been expensed as R&D. Until we sell the inventory for which a portion of the costs were previously expensed, the carrying value of our inventories and our cost of sales will reflect only incremental costs incurred subsequent to the approval date. We continue to expense costs associated with non-approved configurations of Ranexa and all clinical trial material as R&D expense.

The valuation of inventory requires us to estimate obsolete, expired or excess inventory. Once packaged as finished goods, Ranexa currently has a shelf life of 48 months from the date of tablet manufacture, although some of our previously manufactured Ranexa tablets have a shelf life of 36 months from the date of tablet manufacture, which was the shelf life at the time of product launch. The determination of obsolete, expired or excess inventory requires us to estimate the future demand for Ranexa. If our current assumptions about future production or inventory levels, demand or competition were to change or if actual market conditions are less favorable than those we have projected, inventory write-downs may be required that could negatively impact our product margins and results of operations. We also review our inventory for quality assurance and quality control issues identified in the manufacturing process and determine if a write-down is necessary.

Inventory is stated at the lower of cost or market. Cost is determined on a standard cost method which approximates the first-in-first-out method.

Revenue Recognition

We recognize revenue from the sale of our products, co-promotion and collaborative research contract arrangements. Our revenue recognition policy has a substantial impact on our reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management.

Product Sales

We recognize revenue for product sales in accordance with SEC Staff Accounting Bulletin No. 104, or SAB 104, “Revenue Recognition.” We recognize revenue for sales when substantially all the risks and rewards of ownership have transferred to our customers who are wholesale distributors, which generally occurs on the date of shipment. Product sales are recognized as revenue when there is persuasive evidence an arrangement exists, delivery to the wholesale distributor has occurred, title has transferred to the wholesale distributor, the price is fixed and determinable and collectibility is reasonably assured. For arrangements where the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time that all criteria under the provision are met.

•	We sell our product to wholesale distributors, who in turn sell to a variety of outlets where patients access their prescriptions, including but not limited to retail pharmacies, mail order pharmacies, managed care organizations, pharmaceutical benefit managers, hospitals, nursing homes and government entities. Commencing in April 2006, we recognized product revenues upon shipment to these wholesale distributors. During March 2006, we offered product return privileges which are customary during product launch, on product sales to wholesaler distributors. As a result of these launch-related return privileges, we had previously deferred recognition of Ranexa revenue of approximately $6.0 million during the three months ended March 31, 2006. The launch-related return privileges expired in the third quarter of 2006. The deferred revenue recognized in the third quarter of 2006 was adjusted by $0.8 million for launch products which were returned, in addition to gross-to-net sales adjustments of approximately $0.2 million. Consequently, for the three months ended September 30, 2006, we recognized approximately $5.0 million of this deferred revenue as product revenue, as well as the costs of manufacturing Ranexa that are related to the portion of product sales made during the March 2006 launch period that were not returned.

•	We recognize product revenues net of gross-to-net sales adjustments which include managed care and Medicaid rebates, chargebacks, sales returns, distributor discounts, and customer incentives such as cash discounts for prompt payment, all of which are estimated at the time of sale.

Collaboration Research Revenue

Revenue under our collaborative research arrangements is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front license payments, periodic milestone payments and reimbursements for research activities.

•	Up-front or milestone payments which are still subject to future performance requirements are recorded as deferred revenue and are recognized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We reevaluated the performance period for certain collaborative research arrangements in 2005, which resulted in an immaterial change in revenues as compared to our original estimate. We will continue to reevaluate the performance period for our collaborative arrangements in future periods. We evaluate the appropriate performance period based on research progress attained and certain events, such as changes in the regulatory and competitive environment.

•	Revenues related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement.

•	Revenues for research activities are recognized as the related research efforts are performed. Cost-sharing payments received from collaborative partners for a proportionate share of ours and our partner’s combined R&D expenditures pursuant to the related collaboration agreement are presented in the Condensed Consolidated Statement of Operations as collaborative research revenue.

•	Fees received on multiple element agreements are evaluated under the provisions of EITF 00-21 “Revenue Arrangements with Multiple Deliverables”. For these arrangements, we generally are not able to identify evidence of fair value for the undelivered elements and we therefore recognize any consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the performance period.

Co-Promotion Revenue

Revenue under our amended co-promotion agreement with Solvay Pharmaceuticals, Inc. related to ACEON® (perindopril erbumine) Tablets was recognized based on net product sales recorded by Solvay Pharmaceuticals, our co-promotion partner until October 2006, above a specified baseline for each reporting period. We did not record product sales in our Condensed Consolidated Statement of Operations on a gross basis since we are not the primary obligor for the product sales and do not otherwise meet the criteria as a principal under Emerging Issues Task Force (EITF) Issue No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. In October 2006, we signed a letter agreement with Solvay Pharmaceuticals that, among other things, terminated our co-promotion agreement with Solvay Pharmaceuticals relating to ACEON®, effective as of November 1, 2006, and we ceased all commercial activities relating to ACEON®.

Gross-to-Net Sales Adjustments

The following significant categories of gross-to-net sales adjustments impact our reporting of product revenue: managed care rebates, Medicaid rebates, chargebacks, product returns, distributor discounts and cash discounts. We account for these gross-to-net sales adjustments in accordance with EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” and FAS 48, “Revenue Recognition When Right of Return Exists,” as applicable.

Gross-to-net adjustments against receivable balances primarily relate to chargebacks, cash discounts and product returns (when applicable), and are recorded in the same period the related revenue is recognized resulting in a reduction to product sales revenue and the recording of product sales receivable net of allowance and accruals. Gross-to-net sales adjustment accruals related to managed care rebates, Medicaid rebates and distributor discounts are recognized in the same period the related revenue is recognized, resulting in a reduction to product sales revenue, and are recorded as other accrued liabilities.

These gross-to-net sales adjustments are based on estimates of the amounts earned or to be claimed on the related sales. These estimates take into consideration our historical experience, industry experience, current contractual and statutory requirements, specific known market events and trends such as competitive pricing and new product introductions, and forecasted customer buying patterns and inventory levels, including the shelf lives of our product. If actual future results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment. Our gross-to-net sales adjustments are as follows:

Managed Care Rebates

We offer rebates under contracts with certain managed care customers. We establish an accrual in an amount equal to our estimate of future managed care rebates attributable to our sales in the period in which we record the sale as revenue. We estimate the managed care rebates accrual primarily based on the specific terms in each agreement, current contract prices, historical and estimated future usage by managed care organizations, and levels of inventory in the distribution channel. We analyze the accrual at least quarterly and to date, such adjustments have not been material.

Medicaid Rebates

We participate in the Medicaid rebate program which was developed to provide assistance to certain vulnerable and needy individuals and families. Under the Medicaid rebate program, we pay a rebate to each participating state for our products that their programs reimburse.

We establish an accrual in the amount equal to our estimate of future Medicaid rebates attributable to our sales in the period in which we record the sale as revenue. Although we accrue a liability for estimated Medicaid rebates at the time we record the sale, the actual Medicaid rebate related to that sale is typically not billed to us for up to four to six months after the prescription is filled that is covered by the Medicaid rebate program. In determining the appropriate accrual amount we consider the then-current Medicaid rebate laws and interpretations; the historical and estimated future percentage of our products that are sold to Medicaid recipients by pharmacies, hospitals, and other retailers that buy from our wholesale distributors; our product pricing and current rebate and/or discount contracts; and the levels of inventory in the distribution channel. We analyze the accrual at least quarterly and to date, such adjustments have not been material.

Chargebacks

Federal law requires that any company that participates in the Medicaid program must extend comparable discounts to qualified purchasers under the Public Health Services (PHS) pharmaceutical pricing program. The PHS pricing program extends discounts to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. We also make our product available to authorized users of the Federal Supply Schedule (FSS) of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs. The Veterans Health Care Act of 1992, (VHCA) establishes a price cap, known as the “federal ceiling price” for sales of covered drugs to the Veterans Administration, the Department of Defense, the Coast Guard, and the PHS. Specifically, our sales to these federal groups are discounted by a minimum of 24% compared to the average manufacturer price we charge to non-federal customers. These federal groups purchase product from the wholesale distributors at the discounted price; the wholesale distributors then charge back to us the difference between the current retail price and the price the federal entity paid for the product.

We establish an accrual in the amount equal to our estimate of future chargeback claims attributable to our sales in the period in which we record the sale as revenue. Although we accrue a liability for estimated chargebacks at the time we record the sale, the actual chargeback related to that sale is not processed until the federal group purchases the product from the wholesale distributors. We estimate the rate of chargebacks based on historical experience and changes to current contract prices. We also consider our claim processing lag time and the level of inventory held by our wholesale distributors. We analyze the accrual at least quarterly and adjust the balance as needed. The inventory held by retail pharmacies, which represents the rest of our distribution channel, is not considered in this accrual, as the federal groups eligible for chargebacks buy directly from the wholesale distributors.

Product Returns

Our product returns allowance is primarily based on estimates of future product returns over the period during which wholesale distributors have a right of return, which in turn is based in part on estimates of the remaining shelf life of our product. Once packaged as finished goods, Ranexa currently has a shelf life of 48 months from the date of tablet manufacture, although some of our previously manufactured Ranexa tablets have a shelf life of 36 months from the date of tablet manufacture, which was the shelf life at the time of product launch. We allow wholesale distributors and pharmacies to return unused product stocks that are within six months before and up to one year after their expiration date for a credit at the then-current wholesale price. At the time of sale, we estimate the quantity and value of goods that may ultimately be returned pursuant to these rights.

As Ranexa is a recently approved product, we estimate future product returns based on the industry trends for other products with similar characteristics and similar return policies. Our actual experience and the qualitative factors that we use to determine the necessary accrual for product returns are susceptible to change based on unforeseen events and uncertainties. We assess the trends that could affect our estimates and make changes to the allowance at least quarterly.

Distributor Discounts

We offer discounts to certain wholesale distributors based on contractually determined rates. Our distributor discounts are calculated based on quarterly product purchases multiplied by fixed percentage. Our distributor discounts are accrued at the time of the sale and are typically granted to a wholesale distributor within 60 days after the end of a quarter.

Cash Discounts

We offer cash discounts to wholesale distributors, generally 2% of the sales price, as an incentive for prompt payment. We account for cash discounts by reducing accounts receivable by the full amount of the discounts we expect wholesale distributors to take. Based upon our expectation that wholesale distributors will comply with the contractual terms to earn the cash discount, we accrue, at the time of original sale, 100% of the cash discount related to the sale.

Concentration of Credit Risk

Two wholesale distributors individually comprised 64% and 26% of Ranexa accounts receivable as of September 30, 2006. These two customers individually comprised 46% and 33% of Ranexa gross product sales for the three ended September 30, 2006, respectively. These two customers and a third customer individually comprised 39%, 16% and 40% of Ranexa gross product sales for the nine months ended September 30, 2006, respectively.

Net Loss Per Share

In accordance with FAS No. 128, Earnings Per Share, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during each period presented. Our calculation of diluted net loss per share excludes potentially dilutive shares, as these shares were antidilutive for all periods presented. Our calculation of diluted net income per share may be affected in future periods by the dilutive impact of our outstanding stock options, restricted stock units, stock appreciation rights, warrants or by our convertible notes and debentures.

Comprehensive Loss

Comprehensive loss consists of net loss plus the changes in unrealized gains and losses on available-for-sale investment securities. At each balance sheet date presented, our accumulated other comprehensive income consists solely of unrealized gains on available-for-sale investment securities. Comprehensive loss for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net loss:	$(62,694)	$(55,920)	$(206,261)	$(153,943)
Increase in unrealized gains (losses) on marketable securities	562	(833)	2,507	(522)
Reclassification adjustment for gains (losses) on marketable securities recognized in earnings	30	(166)	(1,926)	(464)

Comprehensive loss	$(62,102)	$(56,919)	$(205,680)	$(154,929)

Note 2. Stock-Based Compensation

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Research and development	$1,855	$340	$5,718	$959
Selling, general and administrative	3,924	445	12,359	1,251

Total	$5,779	$785	$18,077	$2,210

Stock-based compensation related to cost of sales was less than $0.1 million for both the three and nine months ended September 30, 2006.

As of September 30, 2006, we had 11,123,156 shares of common stock reserved for future issuance under our stock compensation plans and ESPP. Cash received from option exercises and purchases under our ESPP for the three and nine months ended September 30, 2006 was $1.5 million and $5.3 million, respectively.

We also recognized compensation for options, RSUs and SARs granted to consultants in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Stock Option Activity

Stock options generally vest on each annual anniversary of the grant date over four years and expire no later than ten years from the grant date. Stock options are generally granted with an exercise price equal to or above the market value of a share of common stock on the date of grant. For the three and nine months ended September 30, 2006, approximately $2.8 million and $9.4 million, respectively, of compensation expense related to stock options was recorded.

The following table summarizes stock option activity for the three and nine months ended September 30, 2006 under all option plans:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005:	7,664	$26.73
Granted	174	26.49
Exercised	(27)	12.59
Forfeited or expired	(70)	22.66

Balance at March 31, 2006:	7,741	26.81
Granted	238	16.66
Exercised	(37)	6.57
Forfeited or expired	(137)	24.96

Balance at June 30, 2006	7,805	26.64
Granted	199	10.68
Exercised	(30)	8.15
Forfeited or expired	(158)	26.10

Options outstanding at September 30, 2006	7,816	$26.31	6.4 years	$1,388

Exercisable at September 30, 2006	5,455	$28.89	5.4 years	$1,261

The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2006 was $6.51 and $10.59, respectively. The total intrinsic value of options exercised for the three and nine months ended September 30, 2006 was $0.1 million and $0.2 million, respectively. The total intrinsic value of options exercised for the three and nine months ended September 30, 2005 was also $2.1 million and $2.6 million, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of our common stock, as defined in our stock compensation plans, on September 30, 2006 of $11.19 and the exercise price of options, times the number of shares subject to such options), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable on September 30, 2006 was approximately 0.6 million. As of September 30, 2006, there was $15.8 million of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.4 years.

Compensation expense related to non-employees for stock options was less than $0.1 million, and was approximately $0.3 million for the three and nine months ended September 30, 2006, respectively.

Employee Stock Purchase Plan

Under the terms of the ESPP, eligible employees may purchase shares of our common stock at quarterly intervals through their periodic payroll deductions, which may not exceed 15 percent of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85 percent of the fair market value of our common stock at the beginning of the offering period or an amount equal to 85 percent of the fair market value of our common stock on each purchase date. For the three and nine months ended September 30, 2006, we recorded approximately $0.6 million and $1.4 million, respectively, of compensation expense related to the ESPP. During the three and nine months ended September 30, 2006, 143,672 and 398,867 shares, respectively, were purchased under the ESPP.

Restricted Stock Units

Our stock compensation plan permits the granting of RSUs to eligible employees, including executives and to certain consultants at fair market value at the date of grant. RSUs generally vest monthly over a period of 48 months and are settled and issued on specific distribution dates. Some of the RSUs provide for immediate acceleration of vesting in the event that we achieve a certain annualized product revenue target over four consecutive quarters. RSUs are payable in shares of our common stock upon vesting. As of September 30, 2006, we cannot estimate the likelihood of achieving this target and have not recorded any accelerated compensation expense related to the performance-based component of the award.

The following table presents a summary of the status of our nonvested RSUs as of September 30, 2006 and changes for the three and nine months ended September 30, 2006:

Nonvested RSUs	Outstanding RSUs (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested RSUs at December 31, 2005	768	$23.93
Granted	345	27.15
Vested	(82)	24.60
Forfeited	(1)	23.57

Balance at March 31, 2006:	1,030	24.97
Granted	17	18.73
Vested	(76)	24.79
Forfeited	(8)	26.41

Balance at June 30, 2006:	963	24.90
Granted	—	—
Vested	(73)	24.80
Forfeited	(17)	25.57

Nonvested RSUs at September 30, 2006	873	$24.90

As of September 30, 2006, there was approximately $21.7 million of total unrecognized compensation cost related to nonvested RSUs granted under our stock compensation plans. That cost is expected to be recognized over a period of 2.8 years. Compensation expense related to restricted stock units was $1.8 million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively, and $5.7 million and $2.2 million for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, we had 1,242,606 RSUs outstanding, of which 369,296 are vested.

Compensation expense related to non-employees for RSUs was less than $0.1 million for the three months ended September 30, 2006. Compensation expense related to non-employees was $0.2 million for the nine months ended September 30, 2006.

Stock Appreciation Rights

During 2005, we granted 950,000 SARs to certain executives. The SARs generally vest annually over four years and are automatically exercised upon each vesting date. The SAR base value is a predetermined strike price of $26.45. Under the original SAR terms, during 2005, when an award vested, employees received compensation equal to the amount by which the volume weighted average market price of the shares covered by the SAR exceeded the SAR base value for each SAR vested. In January 2006, the board of directors amended the terms of the SARs. For the period of 2006 through 2008 covered by the amended SARs, in addition to receiving compensation equal to the amount, if any, by which the volume weighted average market price of the shares covered by the SAR exceeds the SAR base value for each SAR vested for the current year, for that current year the employee will also receive compensation, if any, equal to the amount(s), if any, settled and received in prior years, including 2005. We expect to settle all amounts due under the SARs, if any, using shares of our common stock. As of September 30, 2006, a total of 237,500 SARS were vested. As of September 30, 2006, there was approximately $3.0 million of total unrecognized compensation cost related to nonvested SARs. That cost is expected to be recognized over a period of 2.25 years. We recorded $0.5 million and $1.6 million of compensation expense related to these SARs in the three and nine months ended September 30, 2006, respectively.

Compensation expense related to non-employees for SARs was less than $0.1 million for both the three and nine months ended September 30, 2006, respectively, and was immaterial.

Adoption of FAS 123R

On January 1, 2006, we adopted the fair value recognition provisions of FAS 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense at fair value for all share-based payment awards made to employees and directors. We adopted FAS 123R using the modified-prospective transition method. Under that transition method, compensation expense recognized in the three and nine months ended September 30, 2006 includes (a) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of FAS 123 and (b) compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

Prior to the adoption of FAS 123R, we presented deferred compensation, which represented the value of RSUs granted to employees as of the grant date remaining to be amortized as the services are performed, as a separate component of stockholders’ equity. Upon the adoption of FAS 123R, we reclassified the balance in deferred compensation (which totaled approximately $18.2 million) to common stock on our consolidated balance sheet.

Pro Forma Information for Periods Prior to Adoption of FAS 123R

Prior to January 1, 2006, we accounted for share-based payment awards under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of FAS 123 stock-based compensation for the three and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss:
As reported	$(55,920)	$(153,943)
Add: Stock-based employee compensation (related to RSUs and SARs) included in reported net loss	785	2,210
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(5,605)	(14,825)

Pro forma net loss	$(60,740)	$(166,558)

Net loss per share basic and diluted:
As reported	$(1.26)	$(3.98)

Pro forma	$(1.37)	$(4.30)

Valuation Assumptions

The fair value of our options granted to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Expected life (years)	6.2	5.3	6.2	5.2
Risk-free interest rate	4.7%	4.0%	4.8%	4.0%
Volatility	60%	60%	60%	62%

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

The fair value of awards issued under the ESPP is measured using assumptions similar to those used for stock options, except that the term of the award is 1.1 years. We value the RSUs at the market price of our common stock on the date of the award. Under APB 25, compensation related to SARs was measured at the end of each period as the amount by which the volume weighted average market price of the shares covered by the SAR exceeds the SAR base value (the predetermined strike price of $26.45). Changes in the SAR value were reflected as an adjustment of compensation expense in the periods in which the changes occurred. Under FAS 123R, compensation expense related to SARs is measured at fair value using an option pricing model, using assumptions similar to those used for employee stock options. Any incremental fair value resulting from modifications of the SARs is also measured at fair value and amortized over the remaining service period for the award.

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

Expense Recognition

For options granted prior to January 1, 2006, and valued in accordance with FAS 123, we used the accelerated method for expense attribution and we recognized option forfeitures as they occurred as allowed by FAS 123. For options granted after January 1, 2006, and valued in accordance with FAS 123R, we used the straight-line method for expense attribution, and we estimate forfeitures and only recognize expense for those shares expected to vest. Estimates of pre-vesting option forfeitures are based on our historical forfeiture experience. We will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. Our annualized estimated forfeiture rate is approximately 7%. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

We recognize the stock compensation expense for RSUs, using the straight-line method, over the period the services are performed, which is generally 48 months. We recognize stock compensation expense for SARs using the accelerated attribution method over the period the related services were performed, which is generally 48 months.

Note 3. Condensed Consolidated Financial Statement Detail

Marketable Securities

We had unrealized losses of less than $0.1 million in our investment portfolio as of September 30, 2006. After consideration of the scheduled maturities in our investment portfolio, our policies with respect to the concentration of investments with issuers or within industries, and our forecasted cash needs to support our operations, we concluded that we did not have the ability and intent to hold all of the impaired securities for a period of time sufficient to recover their cost basis. As of September 30, 2006, management has not determined which individual securities we would sell in order to meet our future cash requirements. As a result, we determined that all individual marketable securities in our portfolio with fair values below amortized cost were other-than-temporarily impaired. Accordingly, we recorded a non-cash impairment charge of less than $0.1 million and $2.0 million as an offset to interest and other income, net for the three and nine months ended September 30, 2006, respectively, to write down the carrying value of these securities to fair value.

Inventories

The components of inventory were as follows (in thousands):

September 30, 2006
Raw materials	$2,021
Work in process	3,372
Finished goods	1,783

Total	$7,176

The total stock-based compensation expense capitalized to inventory was approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2006, respectively.

Note 4. Lease Amendment

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

Note 5. Amendment to Astellas US LLC License and Collaboration Agreement

In June 2006, we and Astellas US LLC (Astellas), successor-in-interest to Fujisawa Healthcare, Inc., entered into a second amendment to the collaboration and license agreement dated as of July 10, 2000 between us and Fujisawa Healthcare (as previously amended by that certain amendment to collaboration and license agreement dated as of August 30, 2005). The second amendment provides that we will conduct agreed-upon additional clinical trials of the licensed compound regadenoson on terms and conditions that are different than those applicable to clinical trials conducted to date under the agreement. The additional trials shall be considered phase 4 trials and subject to all terms and conditions under the agreement governing phase 4 trials, except that: (i) the additional trials shall be conducted by us; (ii) with respect to the additional trials, we shall have regulatory responsibilities and responsibility for management of the additional trials, subject to Astellas review and approval of the trial protocols (and any amendments thereto) and the option to review the final study reports; (iii) we shall provide Astellas with all data pertaining to the additional trials; and (iv) Astellas shall reimburse us for 100% of the development costs incurred by us with respect to the additional trials. The effective date of the second amendment is January 1, 2006.

We recognized $1.0 million and $2.1 million of collaborative research revenue in the three and nine months ended September 30, 2006, respectively, related to these additional trials.

Note 6. License and Collaboration Agreement with PTC Therapeutics, Inc.

In June 2006, we and PTC Therapeutics, Inc. (PTC), entered into a collaboration and license agreement for the development of orally bioavailable small-molecule compounds identified through the application of PTC’s proprietary GEMS (Gene Expression Modulation by Small Molecules) technology. Pursuant to the collaboration and license agreement, we and PTC will jointly select five targets through a collaborative process of determining the applicability of the GEMS technology to targets of interest. The research term of the collaboration and license agreement is 42 months. For both the three and nine months ended September 30, 2006, we recognized $0.1 million of revenue related to this collaboration.

In June 2006, we made an initial payment to PTC of $10.0 million, consisting of an upfront non-refundable cash payment of $2.0 million, a forgivable loan of $4.0 million, and a $4.0 million convertible note receivable. For accounting purposes, we have aggregated the upfront non-refundable cash payment of $2.0 million and the forgivable loan of $4.0 million and consider this to represent a $6.0 million fee for the access to the GEMS technology. The $6.0 million access fee will be amortized over the research term of the collaboration. The forgivable loan may be forgiven over the course of the research term as follows: on each of the 14-month and 28-month anniversary of the loan’s issue date, $2.0 million in aggregate principal amount, together with all accrued but unpaid interest to that anniversary date, will be forgiven, so long as the agreement remains in effect on that anniversary date. The convertible note receivable is convertible into PTC equity if PTC completes an initial public offering or a qualified private placement prior to the loan’s maturity. Both the forgivable loan and the convertible note receivable are in the principal amount of $4.0 million, bear interest at an annual rate of 4.85%, compounded annually, and mature on the 28-month anniversary of their respective June 7, 2006 issue dates. If we license and commercialize a product based on all five selected targets during the term of the agreement, PTC could earn milestone payments from us of up to an aggregate $335.0 million if specified development, regulatory and commercial goals set forth in the agreement are achieved over the life cycle of each such product. PTC retains the option to co-fund further R&D on any targets licensed by us in return for increased royalties or co-promotion rights. In addition, PTC may develop and commercialize compounds that are active against any target that is not licensed by us, and PTC may be obligated to pay us royalties on worldwide net sales of any such PTC products.

Note 7. Ranexa Product Rights

Under our license agreement, as amended, relating to ranolazine with Roche Palo Alto LLC (Roche), successor-in-interest to Syntex (U.S.A.) Inc., we paid an initial license fee, and are obligated to make certain payments to Roche, upon receipt of the first and second product approvals for Ranexa in any of the following major market countries: France, Germany, Italy, the United States and the United Kingdom. As of December 31, 2005, we had accrued $10.1 million of the $11.0 million payment, and expensed this amount as R&D expenses in the year ended December 31, 2004. In February 2006, we paid $11.0 million to Roche in accordance with this agreement, of which $0.9 million was capitalized as a noncurrent other asset on our Condensed Consolidated Balance Sheet. The $0.9 million will be amortized over its useful patent life which expires in May 2019.

In June 2006, we entered into a fourth amendment to the license agreement with Roche. This amendment provided us with exclusive worldwide commercial rights to ranolazine for all potential indications in humans. Prior to the fourth amendment, the agreement provided us with exclusive commercial rights to ranolazine for all cardiovascular indications in all markets other than specified countries in Asia. Under the terms of the fourth amendment, we made an upfront payment to Roche and are obligated to make royalty payments to Roche on worldwide net product sales of any licensed products, including any net product sales in Asia. The royalty rates applicable to net product sales of licensed products in Asia are the same royalty rates that existed under the agreement prior to the fourth amendment. Within 30 days of the approval of a new drug application or equivalent in Japan, we are obligated to pay Roche an additional $3.0 million. Within 30 days of the approval of the first supplemental new drug application for an indication other than a cardiovascular indication in a major market country or Japan, we are obligated to pay Roche an additional $5.0 million.

Under our license and settlement agreement with another vendor, certain amounts were due to them upon the approval of Ranexa by the FDA for the manufacture of active pharmaceutical ingredient (ranolazine API). Upon FDA approval of Ranexa, we were required to pay a $5.0 million milestone and fees based upon the amount of ranolazine API manufactured prior to product approval. In exchange for these payments, we received a worldwide, royalty-free, nonexclusive perpetual license to use and practice certain proprietary technology for the purpose of making and having made ranolazine API. In January 2006, we paid $5.0 million to this vendor and have capitalized this amount as a noncurrent other asset on our balance sheet. We will amortize the asset over its useful patent life which expires in May 2019. We are obligated to pay this vendor $4/kg on future ranolazine API manufactured until the total amount paid (including the previously paid $5.0 million) reaches $12.0 million.

Note 8. Contingency

We are party to various legal proceedings.

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit filed in August 2003 in the U.S. District Court for the Northern District of California captioned Crossen v. CV Therapeutics, Inc., et al. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations were filed against the defendants. In November 2003, the court appointed a lead plaintiff, and in December 2003, the court consolidated all of the securities class actions filed to date into a single action captioned In re CV Therapeutics, Inc. Securities Litigation. In January 2004, the lead plaintiff filed a consolidated complaint. We and the other named defendants filed motions to dismiss the consolidated complaint in March 2004. In August 2004, these motions were granted in part and denied in part. The court granted the motions to dismiss by two individual defendants, dismissing both individuals from the action with prejudice, but denied the motions to dismiss by us and the two other individual defendants. After the motions to dismiss were decided, this action entered the discovery phase. In October 2006, we reached a preliminary agreement to settle this action. Under the terms of the preliminary agreement, our insurers will pay an aggregate of $13.5 million to settle all claims and to pay the court-approved fees of plaintiff’s counsel. The defendants will receive a complete release of all claims and expressly deny any wrongdoing. The preliminary agreement is subject to standard conditions, including final court approval. There can be no assurance that final court approval will be obtained. Separately, we will participate in dispute resolution proceedings with an insurer over whether or not we will reimburse that insurer for a portion of the insurer’s contribution to the settlement. The amount of our reimbursement will not exceed $2.25 million, and may be a lesser amount or zero. The timing of these dispute resolution proceedings has not been determined. We believe that there is not enough information to estimate the reimbursement costs, if any, at this time, therefore in accordance with FAS 5 we have not recorded an associated liability. We will recognize a contingent liability, if any, when we have an adequate basis to estimate any probable exposure, if any.

In addition, certain of our officers and directors have been named as defendants in a derivative lawsuit filed in August 2003 in California Superior Court, Santa Clara County, captioned Kangos v. Lange, et al., which names CV Therapeutics as a nominal defendant. The plaintiff in this action is one of our stockholders who seeks to bring derivative claims on behalf of CV Therapeutics against the defendants. The lawsuit alleges breaches of fiduciary duty and related claims based on purportedly misleading statements concerning our new drug application for Ranexa. In November 2006, we reached a preliminary agreement to settle this action. Under the terms of the preliminary agreement, we agreed to implement certain non-material corporate governance changes, and our insurers will pay the court-approved fees of plaintiff’s counsel. The defendants will receive a complete release of all claims and expressly deny any wrongdoing. The preliminary agreement is subject to standard conditions, including final court approval. There can be no assurance that final court approval will be obtained.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation, and defending these lawsuits is likely to be costly, time-consuming and uncertain. Accordingly, no expense accrual has been established for these lawsuits. In the event of an adverse outcome, our business could be harmed.

Note 9. Stockholders’ Equity

In August 2006, we completed a public offering of common stock and sold 10,350,000 shares of common stock at a price of $9.50 for net proceeds of $92.2 million.

In April 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd., which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 36 months. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. In May 2006, Azimuth purchased 1,080,828 shares for net proceeds of approximately $19.8 million under the purchase agreement. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 7,929,576 shares remaining for sale under the purchase agreement were sold at the $11.14 closing price of our common stock on September 29, 2006, the maximum aggregate net proceeds that we could receive under the purchase agreement with Azimuth would be approximately $83.0 million.

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

Major Developments in the Third Quarter of 2006

In the third quarter of 2006, our total revenues were $12.2 million, an increase of 198% from $4.1 million in the third quarter of 2005, and our net loss was $62.7 million, an increase of 12% from $55.9 million in the third quarter of 2005. In the first nine months of 2006, our total revenues were $24.1 million, an increase of 55% from $15.5 million the first nine months of 2005, and our net loss was $206.3 million, an increase of 34% from $153.9 million in the first nine months of 2005. Net loss in 2006 includes the effect of stock-based compensation expense related to employee stock options and employee stock purchases under Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (FAS 123R), which increased our net loss by $5.8 million in the third quarter and $18.1 million in the first nine months of 2006.

Significant milestones during the third quarter of 2006 were as follows:

•	In August 2006, we completed a public offering of common stock and sold 10,350,000 shares of common stock at a price of $9.50 for net proceeds of $92.2 million.

•	In conjunction with the lapse in return rights associated with our first quarter launch of Ranexa® (ranolazine extended-release tablets), we recognized approximately $5.0 million of product revenue that was previously deferred in the first quarter of 2006 in addition to the $3.2 million of net product revenue shipped and recognized in the third quarter of 2006.

Developments Expected in the Future

In order to potentially broaden the product labeling for Ranexa® (ranolazine extended-release tablets), we are conducting the Metabolic Efficiency with Ranolazine for Less Ischemia in Non-ST Elevation Acute Coronary Syndromes, or MERLIN TIMI-36, clinical study. This study is being conducted under a special protocol assessment, or SPA, agreement with the

FDA. If treatment with Ranexa is not associated with an adverse trend in death or arrhythmia compared to placebo, under the SPA agreement the study could support potential approval of Ranexa as first-line chronic angina therapy, even if statistical significance on the primary endpoint is not achieved. In addition, if statistical significance on the primary endpoint is achieved, Ranexa could also gain potential approval for hospital-based and long-term prevention of acute coronary syndromes. The MERLIN TIMI-36 study is being conducted by the Harvard-based TIMI Study Group. We currently expect data from the MERLIN TIMI-36 study in the first quarter of 2007.

We plan to submit a marketing application to the European Medicines Agency within the next three to six months, which will seek approval of ranolazine for use with chronic angina patients. We expect that this application will include data previously submitted to these European regulatory authorities (as part of the marketing approval application for ranolazine which we withdrew in 2005), as well as additional data and results. However we do not expect to include the results of the MERLIN TIMI-36 study in this marketing approval application, since we intend to initially seek marketing approval only for the use of the product in chronic angina.

In October 2006, we signed a letter agreement with Solvay Pharmaceuticals that, among other things, terminated our co-promotion agreement with Solvay Pharmaceuticals relating to ACEON®, effective as of November 1, 2006, and we ceased all commercial activities relating to ACEON®.

One of our drug candidates, regadenoson, a selective A2A-adenosine receptor agonist for potential use as a pharmacologic agent in myocardial perfusion imaging studies, is in late-stage clinical development. We completed a phase 3 trial of regadenoson which met its primary endpoint in August 2005. Data from a second phase 3 trial with the same design are expected in the fourth quarter of 2006.

In addition, we have several development, preclinical and research programs, the objectives of which are to bring additional drugs to market to help patients with unmet medical needs.

Economic and Industry-wide Factors

We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory approvals, market acceptance of our products, reliance on collaborative partners, enforcement of patent and proprietary rights, continued operating losses, fluctuating operating results, the need for future capital, potential competition, use of hazardous materials and retention of key employees. In order for a product to be commercialized, it will be necessary for us and, in some cases, our collaborators, to conduct preclinical tests and clinical trials, demonstrate the efficacy and safety of our product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate sufficient revenues to achieve or sustain profitability in the future.

Marketed Products

We currently promote one approved cardiovascular product with our national cardiovascular specialty sales force:

•	Ranexa® (ranolazine extended-release tablets). Ranexa was approved in the United States in January 2006 for the treatment of chronic angina in patients who have not achieved an adequate response with other antianginal drugs. Ranexa represents the first new pharmaceutical approach to treat angina in the United States in more than 20 years. We launched Ranexa in the United States in March 2006.

•	From the first quarter of 2005 through October 2006, we promoted an additional product, ACEON® (perindopril erbumine) Tablets, an angiotensin converting enzyme inhibitor, or ACE inhibitor. ACEON® is approved in the United States for use in patients with stable coronary artery disease to reduce the risk of cardiovascular mortality or nonfatal myocardial infarction, or MI, and for the treatment of patients with essential hypertension. We co-promoted ACEON® in the United States with our partner Solvay Pharmaceuticals. In October 2006, we signed a letter agreement with Solvay Pharmaceuticals that, among other things, terminated our co-promotion agreement with Solvay Pharmaceuticals relating to ACEON®, effective as of November 1, 2006, and we ceased all commercial activities relating to ACEON®.

•	In addition to our marketed products, we are developing regadenoson, a selective A2A-adenosine receptor agonist for potential use as a pharmacologic agent in myocardial perfusion imaging studies.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these Condensed Consolidated Financial Statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our condensed consolidated financial statements and accompanying notes. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Except as noted below, our critical accounting policies and the use of estimates are consistent with those noted in our Annual Report on Form 10-K for the year ended December 31, 2005. We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

Product sales are recognized as revenue when there is persuasive evidence an arrangement exists, delivery to the wholesale distributor has occurred, title has transferred to the wholesale distributors, the price is fixed and determinable and collectibility is reasonably assured, in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). For arrangements where the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time that all criteria under the provision are met.

Revenue under our collaborative research arrangements is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front license payments, periodic milestone payments and reimbursements for research activities. For multiple element arrangements, we follow the guidance of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. For these arrangements, we generally are not able to identify evidence of fair value for the undelivered elements and we therefore recognize any consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the performance period. Up-front or milestone payments which are still subject to future performance requirements are recorded as deferred revenue and are amortized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We reevaluated the performance period for certain collaborative research arrangements in 2005, which resulted in an immaterial change in revenues as compared to our original estimate. We will continue to reevaluate the performance period for our collaborative arrangements in future periods. We evaluate the appropriate performance period based on research progress attained and certain events, such as changes in the regulatory and competitive environment. Revenues related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed. Cost-sharing payments received from collaborative partners for a proportionate share of ours and our partner’s combined R&D expenditures pursuant to the related collaboration agreement are presented in the Condensed Consolidated Statement of Operations as collaborative research revenue.

Gross-to-Net Sales Adjustments

Revenues from product sales are recorded net of gross-to-net sales adjustments for estimated managed care rebates and Medicaid rebates, chargebacks, product returns, wholesale distributor discounts and cash discounts, all of which are established at the time of sale. These gross-to-net sales adjustments are based on estimates of the amounts earned or to be claimed on the related sales. In order to prepare our Condensed Consolidated Financial Statements, we are required to make estimates regarding the amounts earned or to be claimed on the related product sales, including the following:

•	Rebates are contractual price adjustments payable to healthcare providers and organizations such as clinics, pharmacies and group purchasing organizations that do not purchase products directly from us;

•	Chargebacks are the result of contractual commitments by us to provide products to government or commercial healthcare entities at specified prices or discounts;

•	Product return allowances are established in accordance with our product returns policy. Our returns policy allows product returns within the period beginning six months prior to expiration and ending twelve months following product expiration;

•	Distributor discounts are discounts to certain wholesale distributors based on contractually determined rates; and

•	Cash discounts are credits granted to wholesale distributors for remitting payment on their purchases within established cash repayment incentive periods.

We believe our estimates related to chargebacks, cash discounts and distributor discounts do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a short period of time. We consider product return allowances require a high degree of judgment. We believe that our estimates related to product return allowances are reasonable and appropriate based on current facts and circumstances. We consider rebate accruals to be our most complex estimate, as it involves both material amounts, and requires a higher degree of subjectivity and judgment necessary to account for the accrual. As a result of the uncertainties involved in estimating rebate accruals, there is a higher likelihood that materially different amounts could be reported under different conditions or using different assumptions.

Our rebate accruals are based upon definitive contractual agreements or legal requirements (such as Medicaid) after the final dispensing of the product by a pharmacy, clinic or hospital to a medical benefit plan participant. Rebates are primarily determined based on estimates of current and future patient usage and applicable contractual rebate rates. Rebate estimates are evaluated quarterly and may require adjustments to better align our estimates with actual results and with new information that may affect our estimates. As part of this evaluation, we review changes in legislation, changes in the level of contracts and associated discounts, and changes in product sales trends. Although rebates are accrued at the time of sale, rebates are typically paid out, several months after the sale.

All of the aforementioned categories of gross-to-net sales adjustments are evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could materially affect our results of operations or financial position. As of September 30, 2006, our Condensed Consolidated Balance Sheet reflected estimated gross-to-net sales adjustments totaling approximately $0.7 million.

Changes in actual experience or changes in other qualitative factors could cause our gross-to-net sales adjustments to fluctuate, particularly with our newly launched or acquired products. We review the rates and amounts in our gross-to-net sales adjustments on a quarterly basis. If future estimated rates and amounts are significantly greater than those reflected in our recorded reserves, the resulting adjustments to those reserves would decrease our reported net revenues. Conversely, if actual returns, rebates and chargebacks are significantly less than those reflected in our recorded reserves, the resulting adjustments to those reserves would increase our reported net revenue. If we changed our assumptions and estimates, our revenue reserves would change, which would impact the net revenues we report. To date, such adjustments have not been material.

Inventories

We expense costs relating to the production of inventories as R&D expense in the period incurred until such time as we receive an approval letter from the U.S. Food and Drug Administration (FDA) for a new product, and then we begin to capitalize the subsequent inventory costs relating to that product. Prior to approval of Ranexa for commercial sale in January 2006 by the FDA, we had expensed all costs associated with the production of Ranexa as R&D expense. Subsequent to receiving approval for Ranexa, we capitalized the subsequent costs of manufacturing the commercial configuration of Ranexa as inventory, including costs to convert existing raw materials to active pharmaceutical ingredient and costs to tablet, package and label previously manufactured inventory whose costs had already been expensed as R&D. Until we sell the inventory for which a portion of the costs were previously expensed, the carrying value of our inventories and our cost of sales will reflect only incremental costs incurred subsequent to the approval date. Inventory which was previously expensed was $11.4 million as of September 30, 2006. We continue to expense costs associated with non-approved configurations of Ranexa and clinical trial material as R&D expense.

The valuation of inventory requires us to estimate obsolete, expired or excess inventory. Once packaged as finished goods, Ranexa currently has a shelf life of 48 months from the date of tablet manufacture, although some of our previously manufactured Ranexa tablets have a shelf life of 36 months from the date of tablet manufacture, which was the shelf life at the time of product launch. The determination of obsolete, expired or excess inventory requires us to estimate the future demand for Ranexa. If our current assumptions about future production or inventory levels, demand or competition were to change or if actual market conditions are less favorable than those we have projected, inventory write-downs may be required that could negatively impact our product margins and results of operations. We also review our inventory for quality assurance and quality control issues identified in the manufacturing process and determine if a write-down is necessary.

Valuation of Marketable Securities

We invest in short-term and long-term marketable debt securities for use in current operations. We classify our investments as available-for-sale and report them at fair value. For securities with unrealized losses as of the period end, we evaluate whether the impairment is other-than-temporary. Temporary unrealized gains and losses are reported in stockholders’ equity as a component of other comprehensive income (loss). Our assessment includes a consideration of our intent and ability to hold the impaired security for a period of time sufficient to recover its cost basis. If we conclude that an other-than-temporary impairment exists, we recognize an impairment charge to reduce the investment to fair value and record the related charge as a reduction of interest and other income, net. We had unrealized losses of less than $0.1 million in our investment portfolio as of September 30, 2006. After consideration of the scheduled maturities in our investment portfolio, our policies with respect to the concentration of investments with issuers or within industries, and our forecasted needs to support our operations, we concluded that we did not have the ability and intent to hold all of our impaired securities for a period of time sufficient to recover their cost basis. As a result, for the three and nine months ended September 30, 2006, we recorded a non-cash impairment charge of less than $0.1 million and $2.0 million, respectively, related to these securities. If market interest rates continue to increase in future periods, we would expect to record additional impairment charges related to our investments.

Stock Based Compensation

We currently use the Black-Scholes and other option pricing models to estimate the fair value of employee stock options, stock appreciation rights, restricted stock units and our employee stock purchase plan. Calculating the fair value of stock-based payment awards requires considerable judgment, including estimating stock price volatility, the amount of stock-based awards that are expected to be forfeited and the expected life of the stock-based payment awards. While fair value may be readily determinable for awards of stock or restricted stock units, market quotes are not available for long-term, non-transferable stock options or stock appreciation rights because these instruments are not traded. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. When establishing an estimate of the expected term, we consider the vesting period for the award, our historical experience of employee stock option exercises, the expected volatility, and a comparison to relevant peer group data. We review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value stock based awards granted in future periods. Actual results, and future changes in estimates, may differ substantially from our current estimates. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Results of Operations

Revenues

Revenues and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended September 30,		Percent change	Nine months ended September 30,		Percent change
	2006	2005		2006	2005
Product sales, net	$8.2	$—	*	$9.4	$—	*
Collaborative research	4.0	4.1	(2)%	13.3	15.5	(14)%
Co-promotion	—	—	*	1.4	—	*

Total revenues	$12.2	$4.1	198%	$24.1	$15.5	55%

*	Calculation not meaningful

Product sales, net were $8.2 million and $9.4 million for the three and nine months ended September 30, 2006 as a result of Ranexa product sales, which commenced in March 2006. Product sales in the third quarter included approximately $5.0 million related to product sales made in the first quarter ended March 31, 2006 which was deferred due to product launch return privileges that expired in the quarter ended September 2006.

Collaborative research revenues decreased $0.1 million and $2.2 million for the three and nine months ended September 30, 2006, respectively, primarily due to decreases in the amount of reimbursable development costs incurred in connection with our two phase 3 clinical trials undertaken in our collaboration with Astellas in connection with the development of regadenoson. We announced data for one of the two phase 3 clinical trials for regadenoson in August 2005 and this trial has now been largely completed. The other phase 3 trial is ongoing and we expect data from this study in the fourth quarter of 2006.

Co-promotion revenue from sales of ACEON® did not exceed the baseline specified in the amended co-promotion agreement with our collaborative partner, Solvay Pharmaceuticals, in the third quarter of 2006. We received co-promotion revenue in the first and second quarters of 2006 which totaled $1.4 million. In October 2006, we signed a letter agreement with Solvay Pharmaceuticals that, among other things, terminated our co-promotion agreement with Solvay Pharmaceuticals relating to ACEON®, effective as of November 1, 2006, and we ceased all commercial activities relating to ACEON®.

Cost of Sales

Cost of sales and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended September 30,		Percent change	Nine months ended September 30,		Percent change
	2006	2005		2006	2005
Cost of sales	$1.2	$—	*	$1.5	$—	*

*	Calculation not meaningful

Cost of sales includes the cost of product (the cost to manufacture Ranexa, which includes material, labor and overhead costs) as well as costs of logistics and distribution of the product and a royalty owed to Roche, based on net product revenue (as defined in our license agreement with Roche). Until receiving FDA marketing approval of Ranexa in January 2006, all costs associated with the manufacturing of Ranexa were included in R&D expenses when incurred. Consequently, the cost of manufacturing Ranexa reflected in our total costs and expenses in 2006, and for some period thereafter, will not reflect the full cost of production because a portion of the raw materials, labor and overhead costs incurred to produce the product sold were previously expensed. Inventory which was previously expensed was $11.4 million as of September 30, 2006. For these reasons, we anticipate that our margin on sales of Ranexa will continue to fluctuate from quarter to quarter during 2006 and for some period thereafter. There were no cost of sales in the three and nine months ended September 30, 2005 prior to our receiving regulatory approval and commencing commercial sale of Ranexa in the United States.

In addition to the variable costs referenced above, there are also fixed costs which include the amortization of product rights of Ranexa. Fixed cost of sales as a percentage of net product revenue will decline as revenues increase (and increase as revenues decrease) due to the changing impact of the fixed cost elements of cost of sales as a percentage of revenues.

Research and Development Expenses

R&D expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended September 30,		Percent change	Nine months ended September 30,		Percent change
	2006	2005		2006	2005
Research and development expenses	$32.5	$27.8	17%	$97.2	$94.5	3%

The increase in R&D expenses of $4.7 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, was primarily due to higher personnel related expenses, which includes stock-based compensation as a result of our adoption of FAS 123R on January 1, 2006, as well as higher outside contract service expenses to contract research organizations and other third party vendors who perform clinical and preclinical work related to Ranexa and other research programs.

The increase in R&D expenses of $2.7 million in the nine months ended September 30, 2006, compared to the same period in the prior year, was primarily due to higher personnel related expenses, which includes stock-based compensation as a result of our adoption of FAS 123R on January 1, 2006. This increase was partially offset by lower outside contract service expense for our completed phase 3 regadenoson study and capitalization of Ranexa manufacturing costs as inventory in the current year period (versus the expensing of these costs in the same period in 2005 prior to receiving FDA approval of Ranexa).

Management categorizes R&D expenses by project. The table below shows R&D expenses for our two primary clinical development projects, ranolazine and regadenoson, as well as expenses associated with all other projects in our R&D pipeline. Other projects consist primarily of numerous pre-clinical research projects, none of which individually constituted more than 10% of our R&D expenses for the periods presented. (Dollar amounts are presented in millions.)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Ranolazine	$17.4	$14.1	$51.5	$48.3
Regadenoson	5.3	6.1	18.6	23.0
Other projects	9.8	7.6	27.1	23.2

Research and development	$32.5	$27.8	$97.2	$94.5

Selling, General and Administrative Expense

SG&A expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended September 30,		Percent change	Nine months ended September 30,		Percent change
	2006	2005		2006	2005
Selling, general and administrative expenses	$42.7	$31.6	35%	$134.3	$73.2	83%

The increase in SG&A expenses of $11.1 million for the three months ended September 30, 2006, compared to the same period in the prior year, was due primarily to higher external sales and marketing expenses incurred to market Ranexa and higher personnel related expenses associated with maintaining a national cardiovascular specialty sales force and higher personnel related expenses in other areas to support our increased commercialization and business activities (including stock-based compensation as a result of our adoption of FAS 123R on January 1, 2006) , offset partially by lower expenses incurred to co-promote ACEON®.

The increase in SG&A expenses of $61.1 million for the nine months ended September 30, 2006 compared to the same period in the prior year, were primarily due to additional personnel and related expenses incurred in conjunction with maintaining a national cardiovascular specialty sales force (who were recruited in the second and third quarters of 2005) and higher personnel related expenses in other areas to support our increased commercialization and business activities (including stock-based compensation as a result of our adoption of FAS 123R on January 1, 2006). In addition, our cost of promoting Ranexa during the first nine months of 2006 was significantly higher than the costs incurred during the comparable period in 2005, due in part to the timing of our Ranexa launch in 2006.

Interest and Other Income, Net

Interest and other income, net and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended September 30,		Percent change	Nine months ended September 30,		Percent change
	2006	2005		2006	2005
Interest and other income, net	$4.6	$3.5	31%	$12.1	$8.0	51%

Interest and other income, net which included the reclassification of net foreign exchange transaction gains or losses mentioned above, increased $1.1 million for the three months ended September 30, 2006, compared to the same period in the prior year, due primarily to higher other expense in 2005 related to the premium paid above the principal value for the August 2005 redemption of $79.6 million principal amount of our 4.75% subordinated convertible notes due 2007.

The increase of $4.1 million for the nine months ended September 30, 2006, compared to the same period in the prior year, was primarily due to higher interest rates earned on our investment portfolio in 2006. The increases in 2006 were partially offset by decreases in our average cash balances and by non-cash investment impairment charges of $2.0 million in the nine months ended September 30, 2006 related to a decline in the market value of marketable securities in our investment portfolio that were deemed to be other-than-temporary. Additionally, the effect of the higher other expense in 2005 related to the premium paid above the principal value of approximately $1.1 million for the August 2005 redemption of $79.6 million principal amount of our 4.75% subordinated convertible notes due 2007 affected the year-over-year comparison.

We expect interest and other income, net to fluctuate in the future with changes in average investment balances and market interest rates.

Interest Expense

Interest expense and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended September 30,		Percent change	Nine months ended September 30,		Percent change
	2006	2005		2006	2005
Interest expense	$3.2	$4.2	(24)%	$9.5	$9.9	(4)%

The decreases in interest expense of $1.0 million and $0.4 million in the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005 were primarily due to higher average convertible debt balances in 2005.

Liquidity and Capital Resources

	As of
(in millions)	September 30,2006	December 31,2005
Cash, cash equivalents and marketable securities	$359.9	$460.2

	Nine months ended September 30,
	2006	2005
Cash flows:
Net cash used in operating activities	$(214.7)	$(124.8)
Net cash provided by (used in) investing activities	$146.6	$(112.1)
Net cash provided by financing activities	$125.5	$253.7

We have financed our operations since inception primarily through public offerings and private placements of debt and equity securities and payments under corporate collaborations.

As of September 30, 2006, we had cash, cash equivalents and marketable securities of $359.9 million, compared to $460.2 million at December 31, 2005. We expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercial activities for 12 months. However, if we raise additional capital, increase product sales or reduce our current levels of operations, we expect that our existing cash resources will be sufficient to fund our operations for more than 12 months. Our estimates of future capital use are uncertain, and changes in our commercialization plans, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. Our costs and expenses for the first nine months of 2006 were $233.0 million, and we currently estimate that our costs and expenses for 2006 will be approximately $305.0 million to $315.0 million. We do not expect to generate sufficient revenues through our marketing and sales of Ranexa in the near term to achieve profitability or to fully fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. Thus we will require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships or licensing arrangements in order to continue our research, development and commercialization activities. Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may among other things have to delay, scale back or eliminate some or all of our R&D programs or commercialization activities.

In August 2006, we completed a public offering of common stock with and sold 10,350,000 shares of common stock at a price of $9.50 for net proceeds of $92.2 million.

In April 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd. (Azimuth), which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 36 months. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. In May 2006, Azimuth purchased 1,080,828 shares for net proceeds of approximately $19.8 million under the purchase agreement. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 7,929,576 shares remaining for sale under the purchase agreement were sold at the $11.14 closing price of our common stock on September 29, 2006, the maximum aggregate net proceeds that we could receive under the purchase agreement with Azimuth would be approximately $83.0 million.

Net cash used in operating activities was $214.7 million for the nine months ended September 30, 2006, and resulted primarily from our net loss adjusted for non-cash expenses primarily related to stock-based compensation and changes in accrued and other liabilities, other assets and inventory. Net cash used in operating activities was $124.8 million for the nine months ended September 30, 2005, and resulted primarily from our net loss adjusted for changes in accrued and other liabilities, non-cash expenses primarily related to depreciation and amortization and stock-based compensation.

Net cash provided by investing activities of $146.6 million in the nine months ended September 30, 2006 consisted primarily of maturities and sales of marketable securities of $204.3 million, offset by purchases of available-for-sale securities of $45.9 million. Net cash used in investing activities of $112.1 million in the nine months ended September 30, 2005 consisted primarily of purchases of available-for-sale securities of $297.8 million, partially offset by proceeds from sales and maturities of available-for-sale securities of $191.1 million.

Net cash provided by financing activities of $125.5 million in the nine months ended September 30, 2006 was primarily due to net proceeds of approximately $92.2 million from the sale of 10,350,000 shares of common stock in our August 2006 public offering, net proceeds of approximately $19.8 million from the sale of 1,080,828 shares of common stock to Azimuth in May 2006 and changes in restricted cash of $8.2 million. Net cash provided by financing activities of $253.7 million in the nine months ended September 30, 2005 was primarily due to the completion of concurrent public equity and debt financings in July 2005 with net proceeds totaling approximately $315.0 million. We sold 8,350,000 shares of common stock at a price of $21.60 per share and $149.5 million aggregate principal amount of 3.25% senior subordinated convertible notes due 2013. In August 2005, we redeemed the remaining outstanding $79.6 million principal amount of our 4.75% convertible subordinated notes due 2007 at a premium above the principal amount of the notes. Additionally, we sold 1,275,711 shares of common stock for net proceeds of approximately $25.0 million to Acqua Wellington North American Equities Fund, Ltd. in February 2005.

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

Contractual Obligations and Significant Commercial Commitments

The following summarizes our contractual obligations and the periods in which payments are due as of September 30, 2006:

	2006	2007	2008	2009	2010	Thereafter	Total
	(in millions)
Convertible notes(1)	$2.8	$11.0	$11.0	$11.0	$11.0	$445.2	$492.0
Manufacturing obligations(2)	9.2	3.8	2.5	1.3	—	—	16.8
Operating leases(3)	2.1	13.1	13.3	13.6	15.1	38.0	95.2

	$14.1	$27.9	$26.8	$25.9	$26.1	$483.2	$604.0

(1)	“Convertible notes” consist of principal and interest payments on our 2.0% senior subordinated convertible debentures due 2023, our 2.75% senior subordinated convertible notes due 2012 and our 3.25% senior subordinated convertible notes due 2013. The holders of our 2.0% senior subordinated convertible debentures due 2023 may require us to purchase all or a portion of their debentures on May 16, 2010, May 16, 2013 and May 16, 2018, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. The principal for these debentures is shown in the “thereafter” column consistent with their maturity date.
(2)	“Manufacturing obligations” include significant non-cancelable orders and minimum commitments under our agreements related to the manufacturing of Ranexa.

(3)	“Operating leases” consists of minimum lease payments related to real estate leases for our facilities covering 186,000 square feet. These leases expire between February 2008 and April 2016. One of the leases is secured by a $6.0 million irrevocable letter of credit.

Risks and Uncertainties Related to Our Future Capital Requirements

As of September 30, 2006, we had cash, cash equivalents and marketable securities of $359.9 million, compared to $460.2 million at December 31, 2005. We expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercial activities for 12 months. However, if we raise additional capital, increase product sales or reduce our current levels of operations, we expect that our existing cash resources will be sufficient to fund our operations for more than 12 months. Our estimates of future capital use are uncertain, and changes in our commercialization plans, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. Our costs and expenses for the nine months of 2006 were $233.0 million, and we currently estimate that our costs and expenses for 2006 will be approximately $305.0 million to $315.0 million. We do not expect to generate sufficient revenues through our marketing and sales of Ranexa in the near term to achieve profitability or to fully fund our operations, including our research, development and commercialization activities relating to these products and our product candidates. Thus we will require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships or licensing arrangements in order to continue our research, development and commercialization activities.

Additional financing may not be available on acceptable terms or at all. In April 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd., which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 36 months. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. In May 2006, Azimuth purchased 1,080,828 shares for net proceeds of approximately $19.8 million under the purchase agreement. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 7,929,576 shares remaining for sale under the purchase agreement were sold at the $11.14 closing price of our common stock on September 29, 2006, the maximum aggregate net proceeds that we could receive under the purchase agreement with Azimuth would be approximately $83.0 million.

We have experienced significant operating losses since our inception in 1990, including net losses of $206.3 million in the nine months ended September 30, 2006, $228.0 million in 2005, $155.1 million in 2004 and $111.0 million in 2003. As of September 30, 2006, we had an accumulated deficit of $1,018.8 million. The process of developing and commercializing our products requires significant R&D work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. To date, the revenues we have recognized relating to ACEON® (which we are no longer co-promoting) and to Ranexa have been minimal, and have not been sufficient for us to achieve profitability or fund our operations, including our research, development and commercialization activities relating to these products and our product candidates. The revenues that we expect to recognize for the foreseeable future relating to Ranexa and other approved products, if any, will not be sufficient for us to achieve or sustain profitability or maintain operations at our current levels or at all.

As we transition from a R&D-focused company to a company with commercial operations and revenues, we expect that our operating results will continue to fluctuate. Our product revenues are unpredictable and may fluctuate due to many factors, many of which we cannot control. For example, our ability and the ability of our collaborative partners to market and sell our products will depend significantly on the market acceptance of our products as well as the extent to which reimbursement for the cost of our products will be available from government health administration authorities, private health insurers and other organizations. If our products fail to achieve market acceptance or are unfavorably reimbursed, this would result in lower product sales and lower product revenues. As a result, we would have increased capital requirements in the future and we may be required to delay, scale back or eliminate some or all of our R&D programs or commercialization activities, or we may be required to raise additional capital, which may not be available on acceptable terms, or at all.

Our future capital requirements and our ability to raise capital in the future will depend on many other factors, including our product revenues, the costs of commercializing our products, progress in our R&D programs, the size and complexity of these programs, the timing, scope and results of preclinical studies and clinical trials, our ability to establish and maintain collaborative partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing commercial and clinical materials and other factors not within our control. In particular, any future labeling expansion of Ranexa is dependent on a successful outcome of the MERLIN TIMI-36 trial, for which we currently expect data in the first quarter of 2007. If the study is successful, we could not incorporate data from the study into FDA-approved product labeling, if any, until 2008 at the earliest. If our MERLIN TIMI-36 trial is unsuccessful, our ability to generate product revenues, our ability to raise additional capital, and our ability to maintain our current levels of research, development and commercialization activities will all be materially impaired. Insufficient funds may require us to delay, scale back or eliminate some or all of our research, development or commercialization programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern.

Other Information

In September 2006, we announced that in accordance with Nasdaq marketplace rule 4350, we granted 46 non-executive employees inducement stock options covering an aggregate of 172,250 shares of common stock under our 2004 Employment Commencement Incentive Plan. These inducement stock options are classified as non-qualified stock options with an exercise price equal to the fair market value on the grant date. The options have a ten-year term and vest over four years as follows: 20% of these options will vest on the date one year from the optionee’s hire date, 20% of the options will vest in monthly increments during each of the second and third years, and 40% of the options will vest in monthly increments during the fourth year (in all cases subject to the terms and conditions of our 2004 Employment Commencement Incentive Plan).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer except for United States government securities. We are averse to principal loss and strive to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and marketable securities as “fixed-rate” if the rate of return on such instruments remains fixed over their term. These “fixed-rate” investments include U.S. government securities, commercial paper, asset backed securities, corporate bonds, and foreign bonds. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates. We classify our cash equivalents and marketable securities as “variable-rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. As of September 30, 2006, there have been no material changes in these market risks since December 31, 2005.

Our long-term debt at September 30, 2006 includes $100.0 million of our 2.0% senior subordinated convertible debentures due May 2023, $150.0 million of our 2.75% senior subordinated convertible notes due May 2012, and $149.5 million of our 3.25% senior subordinated convertible notes due August 2013. Interest on the 2.0% senior subordinated convertible debentures is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 2.75% senior subordinated convertible notes is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 3.25% senior subordinated convertible notes due 2013 is fixed and payable semi-annually on February 16 and August 16 each year. All the notes and debentures are convertible into shares of our common stock at any time prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events. The market value of our long-term-debt will fluctuate with movements of interest rates and with movements in the value of our common stock.

The table below presents the amounts and related average interest rates of our investment portfolio and our long-term debt as of September 30, 2006:

	Average Interest Rate	Estimated Market Value
	($ in thousands)
Cash equivalents:
Variable rate	4.24%	$79,642
Marketable securities portfolio:
Fixed rate (mature in 2006)	3.80%	37,127
Fixed rate (mature in 2007)	4.39%	155,307
Variable rate (mature in 2007)	5.37%	4,000
Fixed rate (mature in 2008)	4.42%	63,306
Variable rate (mature in 2008)	5.35%	2,000
Fixed rate (mature in 2009)	4.72%	17,043

Long-term debt:
Senior subordinated convertible debentures due 2023	2.00%	81,500
Senior subordinated convertible notes due 2012	2.75%	138,525
Senior subordinated convertible notes due 2013	3.25%	120,572

Foreign Currency Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our European subsidiary in the United Kingdom. At the end of each reporting period, expenses of the subsidiary are remeasured into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are remeasured into U.S. dollars using either historical rates or the exchange rate in effect at the end of the period. Additionally, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies. In particular, we have foreign expenses associated with our ongoing clinical studies, such as the MERLIN-TIMI 36 clinical trial of Ranexa. We currently do not hedge against this foreign currency risk. Fluctuations in exchange rates may impact our financial condition and results of operations. As reported in U.S. dollars, foreign currency gains and losses for the nine months ended September 30, 2006 and 2005 were $0.2 million and less than $0.1 million, respectively.

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

Changes in Internal Controls over Financial Reporting. We received FDA approval for Ranexa in January 2006, resulting in our implementation of new significant accounting policies during the nine months ended September 30, 2006 with respect to revenue recognition and capitalization of inventory. These new significant accounting policies caused changes in certain of our business processes and associated internal controls over financial reporting. There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit filed in August 2003 in the U.S. District Court for the Northern District of California captioned Crossen v. CV Therapeutics, Inc., et al. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations were filed against the defendants. In November 2003, the court appointed a lead plaintiff, and in December 2003, the court consolidated all of the securities class actions filed to date into a single action captioned In re CV Therapeutics, Inc. Securities Litigation. In January 2004, the lead plaintiff filed a consolidated complaint. We and the other named defendants filed motions to dismiss the consolidated complaint in March 2004. In August 2004, these motions were granted in part and denied in part. The court granted the motions to dismiss by two individual defendants, dismissing both individuals from the action with prejudice, but denied the motions to dismiss by us and the two other individual defendants. After the motion to dismiss was decided, this action entered the discovery phase. In October 2006, we reached a preliminary agreement to settle this action. Under the terms of the preliminary agreement, our insurers will pay an aggregate of $13.5 million to settle all claims and to pay the court-approved fees of plaintiff’s counsel. The defendants will receive a complete release of all claims and expressly deny any wrongdoing. The preliminary agreement is subject to standard conditions, including final court approval. There can be no assurance that final court approval will be obtained. Separately, we will participate in dispute resolution proceedings with an insurer over whether or not we will reimburse that insurer for a portion of the insurer’s contribution to the settlement. The amount of our reimbursement will not exceed $2.25 million, and may be a lesser amount or zero. The timing of these dispute resolution proceedings has not been determined.

In addition, certain of our officers and directors have been named as defendants in a derivative lawsuit filed in August 2003 in California Superior Court, Santa Clara County, captioned Kangos v. Lange, et al., which names CV Therapeutics as a nominal defendant. The plaintiff in this action is one of our stockholders who seeks to bring derivative claims on behalf of CV Therapeutics against the defendants. The lawsuit alleges breaches of fiduciary duty and related claims based on purportedly misleading statements concerning our new drug application for Ranexa. In November 2006, we reached a preliminary agreement to settle this action. Under the terms of the preliminary agreement, we agreed to implement certain non-material corporate governance changes, and our insurers will pay the court-approved fees of plaintiff’s counsel. The defendants will receive a complete release of all claims and expressly deny any wrongdoing. The preliminary agreement is subject to standard conditions, including final court approval. There can be no assurance that final court approval will be obtained.

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

We have experienced significant operating losses since our inception in 1990, including net losses of $206.3 million in the nine months ended September 30, 2006, $228.0 million in 2005, $155.1 million in 2004 and $111.0 million in 2003. As of September 30, 2006, we had an accumulated deficit of $1,018.8 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. To date, the revenues we have recognized relating to our only approved product, Ranexa® (ranolazine extended-release tablets), have been minimal, and have not been sufficient for us to achieve profitability or fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. The revenues that we expect to recognize for the foreseeable future relating to Ranexa and other approved products, if any, may not be sufficient for us to achieve or sustain profitability or maintain operations at our current levels or at all.

Our operating results are subject to fluctuations that may cause our stock price to decline.

As we transition from a research and development-focused company to a company with commercial operations and revenues, we expect that our operating results will continue to fluctuate. Our expenses, including payments owed by us under licensing, collaborative or manufacturing arrangements, are highly variable and may fluctuate from quarter-to-quarter. Our product revenues are unpredictable and may fluctuate due to many factors, many of which we cannot control. For example, factors affecting our revenues presently or in the future include:

•	the timing and success of product launches by us and our collaborative partners, including the launch of Ranexa in the United States in March 2006;

•	the level of demand for our products, including physician prescribing patterns;

•	wholesaler buying patterns, product returns and contract terms;

•	reimbursement rates or policies;

•	the results of our clinical studies, including our MERLIN TIMI-36 clinical trial of Ranexa;

•	the length of time it takes for an approved product to achieve market acceptance, if at all;

•	rebates, discounts and administrative fees on sales of our approved products that we provide to customers and other third parties;

•	the extent to which patients fill prescriptions written by their doctors for our approved products, the dosages prescribed, and the amount of co-payments patients are required to make to fill their prescriptions;

•	regulatory constraints on, or delays in the review of, our product promotional materials and programs;

•	government regulations or regulatory actions, such as product recalls;

•	increased competition from new or existing products or therapies, including lower-priced generic products and alternatives to drug treatment such as interventional medicine;

•	changes in our contract manufacturing activity, including the availability or lack of commercial supplies of products and samples for promotion and distribution;

•	timing of non-recurring license fees and the achievement of milestones under new and existing license and collaborative agreements; and

•	our product marketing, promotion, distribution, sales and pricing strategies and programs, including product discounts and rebates extended to customers.

Inventory levels of Ranexa held by wholesalers can also cause our operating results to fluctuate unexpectedly. Although we attempt to monitor wholesaler inventory of our products, we may not have adequate visibility into the inventory levels maintained by wholesalers. In addition, we and the wholesalers may not be effective in matching inventory levels to end-user demand. Significant differences between actual and estimated inventory levels may result in inadequate or excessive inventory production, product supply in distribution channels, product availability at the retail level, and unexpected increases or decreases in orders from our major customers. Any of these events may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below our expectations. If our operating results do not meet the expectations of securities analysts or investors, the market price of our securities may decline significantly. We believe that quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance and should not be relied upon to predict our future performance.

We will need substantial additional capital in the future. If we are unable to secure additional financing, we may be unable to commercialize our products or continue our research and development activities or other operations at current levels.

As of September 30, 2006, we had cash, cash equivalents and marketable securities of $359.9 million, compared to $460.2 million at December 31, 2005. We expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercialization activities for 12 months. However, if we raise additional capital, increase product sales or reduce our current levels of operations, we expect that our existing cash resources will be sufficient to fund our operations for more than 12 months. Our estimates of future capital use are uncertain, and changes in our commercialization plans, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. For the nine months ended September 30, 2006 and fiscal years ended December 31, 2005, 2004 and 2003, our net losses were $206.3 million, $228.0 million, $155.1 million and $111.0 million, respectively. Our operating expenses for the nine months ended September 30, 2006 were $233.0 million, and we currently estimate that our operating expenses for 2006 will be approximately $305.0 million to $315.0 million. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. We do not expect to generate sufficient revenues through our marketing and sales of Ranexa in the near term to achieve profitability or to fully fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. We will require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships and/or licensing arrangements in order to continue our research, development and commercialization activities.

The amount of additional funding that we will require depends on many factors, including, without limitation:

•	the amount of revenue that we are able to obtain from approved products, and the time and costs required to achieve those revenues;

•	the timing, scope and results of preclinical studies and clinical trials, especially our MERLIN TIMI-36 clinical trial of Ranexa, for which we currently expect data in the first quarter of 2007 (if the study is successful, we could not incorporate data from the study into FDA-approved product labeling, if any, until 2008 at the earliest);

•	the costs of commercializing our products, including marketing, promotional and sales costs, product pricing, and discounts, rebates and product return rights extended to customers;

•	the costs of manufacturing or obtaining preclinical, clinical and commercial materials;

•	the size and complexity of our programs;

•	the time and costs involved in obtaining and maintaining regulatory approvals;

•	our ability to establish and maintain strategic collaborative partnerships, such as our arrangement with Astellas US LLC (formerly Fujisawa Healthcare, Inc.);

•	competing technological and market developments;

•	the costs involved in filing, prosecuting, maintaining and enforcing patents; and

•	progress in our research and development programs.

Additional financing may not be available on acceptable terms or at all. In April 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd., which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 36 months. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. In May 2006, Azimuth purchased 1,080,828 shares for net proceeds of approximately $19.8 million under the purchase agreement. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 7,929,576 shares remaining for sale under the purchase agreement were sold at the $11.14 closing price of our common stock on September 29, 2006, the maximum aggregate net proceeds that we could receive under the purchase agreement with Azimuth would be approximately $83.0 million.

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

If Ranexa fails to achieve market acceptance, our product sales and our ability to maintain our current levels of research, development and commercialization activities, as well as our ability to become profitable in the future, will be adversely affected. Many factors may affect the rate and level of market acceptance of Ranexa in the United States, including:

•	our product marketing, promotion, distribution sales and pricing strategies and programs;

•	our ability to provide acceptable evidence of the product’s safety, efficacy, cost-effectiveness and convenience compared to that of competing products or therapies;

•	product labeling claims;

•	the extent to which physicians do or do not prescribe a product to the full extent encompassed by product labeling;

•	regulatory constraints on, or delays in the review of, our product promotional materials and programs;

•	the perception of physicians and other members of the healthcare community of the product’s safety, efficacy, cost-effectiveness and convenience compared to that of alternative or competing products or therapies;

•	patient and physician satisfaction with the product;

•	the effectiveness of our sales and marketing efforts;

•	the size of the market for the product;

•	any publicity concerning the product or similar products;

•	the introduction, availability and acceptance of alternative or competing treatments, including lower-priced generic products;

•	the availability and level of third-party reimbursement for the product;

•	the ability to gain formulary acceptance and favorable formulary positioning, without prior authorizations or step-edits, for our approved products on government and managed care formularies and the discounts and rebates offered in return;

•	the success of ongoing development programs relating to our products, especially our MERLIN TIMI-36 clinical trial of Ranexa;

•	new data or adverse event information relating to the product or any similar products and any resulting regulatory action;

•	our ability to satisfy post-marketing safety surveillance responsibilities and safety reporting requirements;

•	whether regulatory authorities impose risk management programs on the product, which can vary widely in scope, complexity, and impact on market acceptance of a product, and can include education and outreach programs, controls on the prescribing, dispensing or use of the product, and/or restricted access systems;

•	the continued availability of third parties to manufacture and distribute the product and product samples on acceptable terms, and the continued ability to manufacture commercial-scale quantities of the product successfully and on a timely basis;

•	the outcome of patent or product liability litigation, if any, related to the product;

•	regulatory developments relating to the development, manufacture, commercialization or use of the product; and

•	changes in the regulatory environment.

For example, we believe that the approved product labeling for Ranexa has had and will have a direct impact on our marketing, promotional and sales programs for this product, and could adversely affect market acceptance of this product. In addition, we believe that physician prescribing patterns are substantially affected by the experience of patients for whom they prescribe a product, particularly a new product such as Ranexa. For example, the approved product labeling for Ranexa contains contraindications and warnings regarding a potential safety risk of QT prolongation and a type of fatal arrhythmia, among other potential risks. If physicians in the United States who learn about Ranexa’s approved product labeling react negatively to the product because of how they perceive the approved product labeling, or if patients for whom they prescribe Ranexa do poorly on the drug, they may decide that the benefit and risk of the product do not favor wider (or any) usage, and may reserve the use of the product for only a small group of patients with chronic angina (if any), resulting in lower product acceptance and lower product revenues.

Regulatory authorities approve product labeling with reference to the preclinical and clinical data that form the basis of the product approval, and as a result the scope of approved labeling is generally impacted by the available data. The approved product labeling for Ranexa states that because Ranexa prolongs the QT interval in a dose-dependent manner, the product should be reserved for use in chronic angina patients who have not achieved an adequate response with other antianginal drugs, and should be used in combination with other common antianginal treatments, specifically amlodipine, beta-blockers or nitrates. As a result, Ranexa is approved for only a portion of the overall angina patient population in the United States. Any approval of Ranexa for broader use with angina patients will require, among other things, successful completion of our large ongoing MERLIN TIMI-36 clinical trial, from which preliminary results are expected in the first quarter of 2007. If the study is successful, we could not incorporate data from the study into FDA-approved product labeling, if any, until 2008 at the earliest. We cannot assure you that the MERLIN TIMI-36 clinical trial will succeed or allow us to expand the approved labeling for Ranexa.

In addition to approving product labeling, the FDA typically reviews core promotional materials for our products. We obtained the FDA’s review of our key promotional materials in connection with the 2006 launch of Ranexa, and we must submit all promotional materials to the FDA at the time of first use. If the FDA raises concerns regarding our proposed or actual promotional materials, we may be required to modify or discontinue using them and provide corrective information to healthcare practitioners. We do not know whether our promotional materials will allow us to effectively promote Ranexa with healthcare practitioners and managed care audiences. For example, the approved product labeling states that the mechanism of action of Ranexa is unknown, which may make it difficult for us to address potential questions and concerns regarding the product such as safety concerns.

We may also be hampered in our promotional efforts by a lack of familiarity with our company and our products among healthcare practitioners in the United States. Relatively few U.S. physicians served as clinical investigators in the clinical studies of Ranexa; as a result, only a limited number of U.S. healthcare practitioners are familiar with using Ranexa, even in a clinical trial setting.

The pharmaceutical and biopharmaceutical industries, and the market for cardiovascular drugs in particular, are intensely competitive. Ranexa and any of our product candidates that receive regulatory approval will compete with well-established, proprietary and generic cardiovascular therapies that have generated substantial sales over a number of years and are widely used and accepted by health care practitioners. For example, ACEON® (perindopril erbumine) Tablets, which we co-promoted until October 2006, is a member of the highly competitive class of drugs known as ACE inhibitors. Although the FDA approved ACEON® for the treatment of patients with stable coronary artery disease to reduce the risk of cardiovascular mortality or nonfatal myocardial infarction in August 2005, our marketing and promotional efforts did not materially increase overall market acceptance beyond minimal product sales levels. As a result, in October 2006, we elected to terminate our co-promotion agreement for ACEON®.

In addition to direct competition, our products will also have to compete against the promotional efforts for other products in order to be noticed by physicians and patients. The level of promotional effort in the pharmaceutical and biopharmaceutical markets has increased substantially. Market acceptance of our products will be affected by the level of promotional effort that we are able to provide. The level of our promotional efforts will depend in part on our ability to train, deploy and retain an effective sales and marketing organization, as well as our ability to secure additional financing. We cannot assure you that the level of promotional effort that we will be able to provide for our products or the levels of additional financing we are able to secure, if any, will be sufficient to obtain market acceptance of our products.

The success of our company is largely dependent on the success of Ranexa, which we launched in the United States in March 2006.

We launched Ranexa in the United States market in March 2006 and recognized revenues from sales of Ranexa for the first time in the quarter ended June 30, 2006. Although we co-promoted ACEON® in the United States until October 2006, Ranexa is now our only commercial product, and we expect that Ranexa will account for all of our product sales for the next several years unless we obtain rights to other approved products. In order for us to successfully commercialize Ranexa, our sales of Ranexa must increase significantly from current levels. We continue to spend significant amounts of capital in connection with the commercialization of Ranexa. In addition, we continue to invest significant amounts of capital in the development of Ranexa, especially through our MERLIN TIMI-36 clinical trial, which is a large and costly outcomes study. Any future labeling expansion of Ranexa is dependent on a successful outcome of the MERLIN TIMI-36 trial, for which we expect preliminary results in the first quarter of 2007. If the study is successful, we could not incorporate data from the study into FDA-approved product labeling, if any, until 2008 at the earliest. Even if our MERLIN TIMI-36 trial is successful, the data and results from the study may not be compelling enough to enable us to successfully promote the product and increase product sales. The MERLIN TIMI-36 study has a complicated design and there are many potential outcomes from this trial, ranging from strongly or weakly positive to strongly or weakly negative. As a result, the results of our MERLIN TIMI-36 trial may be ambiguous and difficult to interpret.

Our continued substantial investments in Ranexa are based in part on market forecasts, which are inherently uncertain and, in the case of Ranexa, are particularly uncertain due to the fact that Ranexa is a new and unproven product with a novel mechanism of action and is the first new drug therapy for chronic angina in the United States in over twenty years. If we fail to significantly increase our level of Ranexa sales, or if our MERLIN TIMI-36 trial is unsuccessful, our ability to generate product revenues, our ability to raise additional capital, and our ability to maintain our current levels of research, development and commercialization activities will all be materially impaired, and the price of our common stock will decline. As a result, the success of our company is largely dependent on the success of Ranexa, not our other product candidates.

The commercialization of our products is substantially dependent on our ability to develop effective sales and marketing capabilities.

Our successful commercialization of Ranexa in the United States will depend on our ability to establish and maintain an effective sales and marketing organization in the United States. We have hired, trained and deployed additional marketing personnel and a national cardiovascular specialty sales force of approximately 250 personnel, which began to promote ACEON® in 2005 and Ranexa in March 2006. Prior to our launches of these two products, we had never sold or marketed any products. In October 2006, we signed a letter agreement with Solvay Pharmaceuticals that, among other things, terminated our co-promotion agreement with Solvay Pharmaceuticals relating to ACEON®, effective as of November 1, 2006, and we ceased all commercial activities relating to ACEON®.

We may increase or decrease the size of our sales force in the future, depending on many factors, including the effectiveness of the sales force, the level of market acceptance of Ranexa, and the results of our ongoing MERLIN TIMI-36 clinical trial of Ranexa (for which we expect preliminary results in the first quarter of 2007). Developing and implementing key marketing messages and programs, as well as deploying, retaining and managing a national sales force and additional personnel, is very expensive, complex and time-consuming. We do not know if our marketing strategies and programs will be effective. We also do not know if our sales force is sufficient in size, scope or effectiveness to compete successfully in the marketplace and gain acceptance for Ranexa. Among other factors, we may not be able to gain sufficient access to healthcare practitioners, which would have a negative effect on our ability to promote Ranexa and gain market acceptance. Even if we gain access to healthcare practitioners, we may not be able to change prescribing patterns in favor of Ranexa. For example, our marketing and sales efforts relating to ACEON® in the United States prior to our termination of our co-promotion agreement for ACEON® did not produce a significant increase in prescribing patterns relating to that product.

Even after a product has been approved for commercial sale, if we or others identify previously known or unknown side effects or manufacturing problems occur, approval could be withdrawn or sales of the product could be significantly reduced.

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

If we or others identify previously unknown side effects for Ranexa or any products perceived to be similar to Ranexa, or if any already known side effect becomes a more serious concern than was previously thought on the basis of new data or other developments, or if manufacturing problems occur, then in any of those circumstances:

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

Any of the above occurrences would harm or prevent sales of Ranexa and increase our costs and expenses, and could mean that our ability to commercialize the product is seriously impaired or stopped altogether.

Unlike other treatments for angina currently being used in the United States, the approved labeling for Ranexa warns of the risk that because the product prolongs the QT interval, it may cause a type of fatal arrhythmia known to healthcare practitioners as torsades de pointes. This fatal arrhythmia occurs in the general population of patients with cardiovascular disease at a low rate of incidence (although the precise rate may be debatable), and can be triggered by a wide variety of factors including drugs, genetic predisposition and medical conditions (such as low blood potassium levels or slow heart rate) that are not uncommon among patients with cardiovascular disease. Now that Ranexa is approved in the United States, the product is being used in a wider population and in a less rigorously controlled fashion than in clinical studies of the product, including in patients with chronic angina who may be predisposed to the occurrence of torsades de pointes or other fatal arrhythmias. These patients are often receiving other medications for a variety of conditions. In this potential patient population for Ranexa, it is inevitable that some patients receiving Ranexa will die suddenly, that in some or even many of these cases there will not be sufficient information available to rule out Ranexa as a contributing factor or cause of mortality, and that our required safety reporting to regulatory authorities may link Ranexa to torsades de pointes, sudden death or other serious adverse effects. As a result, regulatory authorities, healthcare practitioners and/or patients may perceive or conclude that the use of Ranexa is associated with torsades de pointes, sudden death, or other serious adverse effects, any of which could mean that our ability to commercialize Ranexa could be seriously impaired or stopped altogether, our SPA agreement with the FDA regarding our MERLIN TIMI-36 study could be negatively affected, and we may become subject to potentially significant product liability litigation and other claims against us. This would harm our business, increase our cash requirements and result in continued operating losses and a substantial decline in our stock price.

We may be subject to product liability claims and we have only limited product liability insurance.

The manufacture and sale of human drugs and other therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. The approved labeling for Ranexa includes warnings regarding QT prolongation and the risk of arrhythmias and sudden death and tumor promotion. We may be subject to product liability claims in the future, including if patients who have taken Ranexa die, experience arrhythmias, contract cancer, or suffer some other serious adverse effect. Any product liability claims could have a material negative effect on the market acceptance and sales of our products. We currently have only limited product liability insurance for clinical trials testing and only limited commercial product liability insurance. We do not know if we will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. This type of insurance is expensive and may not be available on acceptable terms or at all. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to continue to develop or commercialize our products or product candidates. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to make substantial payments. This could adversely affect our cash position and results of operations and could increase the volatility of our stock price.

If we are unable to compete successfully in our market, it will harm our business.

There are many existing drug therapies approved for the treatment of the diseases targeted by our products, and we are also aware of companies that are developing new potential drug products that will compete in the same markets as our products. Ranexa competes with several well established classes of drugs for the treatment of chronic angina in the United States, including generic and/or branded beta-blockers, calcium channel blockers and long acting nitrates, and additional potential angina therapies may be under development. In addition, surgical treatments and interventions such as coronary artery bypass grafting and percutaneous coronary intervention can be another option for angina patients, and may be perceived by healthcare practitioners as preferred methods to treat the cardiovascular disease that underlies and causes angina.

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

Our ability and the ability of our collaborative partners to market and sell Ranexa and our product candidates will depend significantly on the extent to which reimbursement for the cost of Ranexa and our product candidates and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third party payers and governmental health administration authorities are increasingly attempting to limit and/or regulate the price of medical products and services, especially branded prescription drugs. In addition, the increased emphasis on managed healthcare in the United States will put additional pressure on product pricing and usage, which may adversely affect our product sales and revenues.

For example, under the Medicare Prescription Drug Improvement and Modernization Act of 2003, Medicare beneficiaries are now able to elect coverage for prescription drugs under Medicare Part D, and the various entities providing such coverage have set up approved drug lists or formularies and are negotiating rebates and other price concessions from pharmaceutical manufacturers, which impacts drug access, patient copayments and product revenues, and may increase pressure to lower prescription drug prices over time. The full impact of this new law on our business as it relates to Ranexa in the United States is not yet clear to us. However, these changes in Medicare reimbursement could have a negative effect on the revenue that we derive from sales of Ranexa, for example, when we provide rebates and other price concessions in order for Ranexa to be placed on approved drug lists or formularies.

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

In February 2006, we set the wholesale acquisition cost of Ranexa at a higher price than the cost of any other antianginal drug currently on the market in the United States. Our pricing for Ranexa may result in less favorable reimbursement and formulary positioning for the product with third party payers and under government programs including Medicare, and may result in more or higher barriers to patient access to the product such as higher co-payments and/or prior authorization requirements. If we fail to obtain favorable reimbursement or formulary positioning for Ranexa, health care providers may limit how much or under what circumstances they will prescribe or administer these products, and patients may resist having to pay out-of-pocket for these products. We are offering discounts or rebates to some customers to attempt to contract for favorable formulary status, which will lower the amount of product revenues we receive. In addition, our product revenues are affected by our pricing for the two approved dosages for Ranexa and by the dosages most commonly prescribed by physicians. To date, the lower-priced, lower dosage of Ranexa is the most commonly prescribed dosage, which impacts product revenues but may also support favorable formulary positioning by third party payers. These competing factors will affect the market acceptance of Ranexa in the United States as well as the amount of product revenues we will receive for the product.

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

Government agencies issue regulations and guidelines directly applicable to us and to our products. In addition, professional societies, practice management groups, private health/science foundations, and organizations involved in various diseases from time to time publish guidelines or recommendations to the health care and patient communities. These various sorts of recommendations may relate to such matters as product usage, dosage, route of administration, and use of related or competing therapies. These organizations have in the past made recommendations about our products or products that compete with our products, such as the treatment guidelines of the American Heart Association. These sorts of recommendations or guidelines could result in decreased use of our products. In addition, the perception by the investment community or stockholders that any such recommendations or guidelines will result in decreased use of our products could adversely affect the market price of our common stock.

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

Our activities relating to the sale and marketing of our products, and those of our strategic partners, will be subject to scrutiny under these laws and regulations. It may be difficult to determine whether or not our activities, or those of our strategic partners, comply with these complex legal requirements and regulations. Violations are punishable by significant criminal and/or civil fines and other penalties, as well as the possibility of exclusion of the product from coverage under governmental healthcare programs (including Medicare and Medicaid). If the government were to investigate or make allegations against us or any of our employees, or sanction or convict us or any of our employees, of violating any of these laws, this could have a material adverse effect on our business, including our stock price. Similarly, under our license and collaboration arrangement with respect to regadenoson, if Astellas becomes subject to investigation, allegation or sanction, our ability to continue to obtain revenues from its sale (if approved) could be seriously impaired or stopped altogether.

Our activities and those of our strategic partners could be subject to challenge for many reasons, including the broad scope and complexity of these laws and regulations, the difficulties in interpreting and applying these legal requirements, and the high degree of prosecutorial resources and attention being devoted to the biopharmaceutical industry by law enforcement authorities. During the last few years, numerous biopharmaceutical companies have paid multi-million dollar fines and entered into burdensome settlement agreements for alleged violation of these requirements, and other companies are under active investigation. Although we have developed and implemented corporate and field compliance programs as part of our efforts to commercialize Ranexa, we cannot assure you that we or our employees, directors or agents were, are or will be in compliance with all laws and regulations or that we will not come under investigation, allegation or sanction.

In addition, we are required to prepare and report product pricing-related information to federal and state governmental authorities, such as the Veterans Administration and under the Medicaid program. The calculations used to generate the pricing-related information are complex and require the exercise of judgment. If we fail to accurately and timely report product pricing-related information or to comply with any of these or any other laws or regulations, various negative consequences could result, including criminal and/or civil prosecution, substantial criminal and/or civil penalties, exclusion of the approved product from coverage under governmental healthcare programs (including Medicare and Medicaid), costly litigation and restatement of our financial statements. In addition, our efforts to comply with this wide range of laws and regulations are, and will continue to be, time-consuming and expensive.

The successful commercialization of our products is substantially dependent on the successful and timely performance of our strategic collaborative partners and other vendors, over whom we have little control.

We are dependent on the performance of our key strategic collaborative partners for the successful commercialization of our products. Our key collaborative partnerships include the following:

•	Biogen Idec Inc. (formerly Biogen Inc.)—a 1997 license agreement under which we licensed rights to Biogen to develop and commercialize products produced based on our A1 adenosine receptor antagonist patents or technologies, which Biogen Idec has labeled its Adentri™ program; and

•	Astellas US LLC—a 2000 collaboration and license agreement to develop and commercialize second generation pharmacologic cardiac stress agents, including regadenoson.

The successful commercialization of our regadenoson and Adentri™ programs will depend significantly on the efforts of our collaborative partners for each of these programs. For example, under our agreement with Astellas, Astellas is responsible for the commercial manufacture and distribution, marketing and sales of regadenoson in North America, if approved. Biogen Idec has sole responsibility for all worldwide development and commercialization of products from the Adentri™ program, if any.

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

Our successful commercialization of Ranexa will also depend on the performance of numerous third-party vendors over which we have little control. For example, we rely entirely on third-party vendors to manufacture and distribute Ranexa in the United States, to administer our physician sampling programs relating to Ranexa, and to perform some of our sales and marketing operations functions, such as our product call centers. As a result, our level of success in commercializing Ranexa depends significantly on the efforts of these third parties, as well as our strategic partners. If these third parties fail to perform as expected, our ability to market and promote Ranexa would be significantly compromised.

We have no manufacturing facilities and depend on third parties to manufacture our products.

We do not operate, and have no current plans to develop, any manufacturing facilities, and we currently lack the resources and capability to manufacture any of our products ourselves on a clinical or commercial scale. As a result, we are dependent on corporate partners, licensees, contract manufacturers and other third parties for the manufacturing of clinical and commercial scale quantities of all of our products, including Ranexa.

For example, we have entered into several agreements with third party manufacturers relating to Ranexa, including for commercial-scale active pharmaceutical ingredient, bulk tablet manufacturing, packaging and supply of an important raw material component of the product. We currently rely on a single supplier at each step in the production cycle for Ranexa. In addition, under our agreement with Astellas relating to regadenoson, Astellas is responsible for the commercial manufacture and supply of regadenoson, if approved, and in turn is dependent on third parties for the manufacture of the active pharmaceutical ingredient and the drug product. Our ability to commercialize Ranexa (and Astellas’ ability to commercialize regadenoson if approved) is entirely dependent on these arrangements, and would be affected by any delays or difficulties in performance on the part of the contract manufacturers. For example, in the case of our Ranexa supply chain, because we rely on a single manufacturer at each step in the production cycle for the product, the failure of any manufacturers to supply product on a timely basis or at all, or to manufacture our product in compliance with product specifications or applicable quality or regulatory requirements, or to manufacture product or samples in volumes sufficient to meet market demand, would adversely affect our ability to commercialize Ranexa and could negatively affect our operating results. For example, a quality problem in the Ranexa supply chain could result in an inventory write-off that could negatively affect our operating results.

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

Any delay in the development of any of our drug product candidates will harm our business. Any delay in the completion of our MERLIN TIMI-36 clinical trial of Ranexa would increase our cash requirements and result in operating losses. In addition, data and results from clinical trials, such as our MERLIN TIMI-36 clinical trial, may differ substantially from those obtained in earlier studies.

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

Our MERLIN TIMI-36 clinical trial is a large, ongoing clinical study of Ranexa, in which the completion and duration of the study is based on achieving specified numbers of events. Patient enrollment in the trial was completed in May 2006, with approximately 6,500 patients enrolled. The trial was completed in September 2006 when more than 730 events (as defined by the composite study endpoint of cardiovascular death, myocardial infarction or severe recurrent ischemia), as well as 310 deaths from any cause, were observed in the study population. Although we presently expect preliminary results from the trial will become available in the first quarter of 2007, the results from our MERLIN TIMI-36 clinical trial may be delayed due to many factors, including if we or our contract research partners experience difficulties in scheduling final patient visits to the clinic, closing out study sites, collecting data or preparing the blinded study database for unblinding and review. In addition, while patient enrollment is completed, an independent data safety monitoring board overseeing the study may still end the study early at any time and with no notice due to results observed by the board, which could compromise our ability to obtain results from the study and would impact those results. The MERLIN TIMI-36 clinical trial of Ranexa is a large and expensive clinical study, and any delay in its completion would adversely affect our statements of operations and increase the period of uncertainty about its results.

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

For example, we were recently informed by the FDA that the agency has transferred responsibility for our regadenoson program from the review division that has handled the program to date to a review division at FDA that has not previously handled the program. The development program for regadenoson is at a late stage, with one phase 3 study successfully completed in 2005 and results from the second phase 3 study expected in the fourth quarter of 2006. We expect that the FDA transfer of review responsibility for the program could disrupt ongoing and anticipated communications with the agency. We do not know if the new review division will adhere to key aspects of the development program that were discussed and agreed to previously, such as the phase 3 study design, which is a novel approach to the evaluation of a pharmacological stress agent. As a result of this transfer, our ability to maintain our schedule for the completion of the regadenoson development program, as well as our ability to submit a new drug application (if any) and/or obtain potential product approval from the FDA, could be negatively affected.

Furthermore, even if our clinical trials are completed on schedule, the data and results may differ substantially from those obtained in earlier preclinical and clinical trials. Clinical trials may not demonstrate sufficient safety or efficacy to obtain the necessary marketing approvals. For example, although our previous phase 3 trials of Ranexa had positive results, our ongoing MERLIN TIMI-36 study of Ranexa is in a different patient population with different entry criteria and for a different potential use, and involves the use of an intravenous formulation of ranolazine that has not been approved by the FDA. In addition, even though the MERLIN TIMI-36 study is powered at over 90% for the primary endpoint, this does not necessarily mean that there is a 90% probability that the study will meet the primary endpoint. The calculation of the statistical power of a study is based on several assumptions, any one of which may be incorrect. Power is the probability of obtaining a statistically significant difference between the study drug and the control if the study drug really is different from control by a particular assumed amount. Therefore, if a study has a power of 90% and all of the assumptions are correct, including the assumed amount of difference between the study drug and the control drug, then the probability that the study will show a statistically significant difference between the study drug and the control is 90%. However, if one or more of the calculation’s assumptions is not correct, then the probability that the study will show a statistically significant difference between the study drug and the control may be greater or less than 90%. In the calculation of the MERLIN TIMI-36 study power, it was assumed that in the entire population of acute coronary syndrome patients there would be a 20% difference between Ranexa and placebo (the control in the study) in the risk of cardiovascular death, MI or recurrent ischemia occurring after an ACS event. However, since Ranexa has never been studied in this patient population, we cannot assure you that the assumption of a 20% difference between Ranexa and placebo is correct. Therefore, the probability that the study will meet the primary endpoint may be less than 90%.

The MERLIN TIMI-36 study has a complicated design and there are many potential outcomes from this study, ranging from strongly or weakly positive to strongly or weakly negative. As a result, the results of the MERLIN TIMI-36 trial may be ambiguous and difficult to interpret. These factors, other differences and the inherent variability of clinical trial results mean that there can be no assurance that we will obtain positive results from the MERLIN TIMI-36 study.

Another potential example of variability in clinical study results concerns our regadenoson program, for which we expect to obtain results in the fourth quarter of 2006 from the second of two phase 3 studies. The design of our two phase 3 studies is identical, and differs from the designs of our prior clinical studies of regadenoson. The two phase 3 studies are non-inferiority studies, using a complex comparison based on multiple readings of reperfusion imaging scans by various blinded human scan readers. The study design for these phase 3 trials is unusual, and there is an inherently high degree of variability in the reading of reperfusion imaging scans (meaning that a single scan reviewed by two different readers, or even a single scan reviewed twice by the same reader, can produce different results). The studies also require that blinded human readers review and interpret electrocardiographic data, a process that is subject to interpretative variability. While we obtained positive results from the first completed phase 3 study in the clinical program, there can be no assurance that we will obtain positive results from the second phase 3 study of regadenoson when it is completed, or that the results of the first phase 3 study of regadenoson will be in any way predictive of the results of the second phase 3 study. Moreover, even if both phase 3 studies of regadenoson are positive, there can be no assurance that the data will be sufficient to obtain marketing approval for regadenoson in the United States or abroad.

We rely on a large number of clinical research organizations and foreign clinical sites to conduct our clinical trials, which may adversely affect our ability to complete our clinical trials on a timely basis or the outcome of our clinical trials.

The successful development of our products is substantially dependent on the successful and timely performance of clinical research organizations and foreign clinical sites. We use clinical research organizations to perform a variety of tasks in the conduct of our clinical trials, including patient recruitment, project management, monitoring and auditing of clinical sites, data management, data analysis, and core laboratory services. For example, we rely on several clinical research organizations to conduct almost all aspects of our MERLIN TIMI-36 study of Ranexa. With approximately 450 clinical sites and over

6,500 patients enrolled in the study, the MERLIN TIMI-36 study is the largest and most complicated clinical trial that we have conducted to date, and we expect that it will be a complex trial to complete and close-out. We have a very limited ability to control the quality of personnel assigned by clinical research organizations to our projects. If any of these tasks are not performed by our clinical research organizations in an accurate and timely fashion, our clinical trials may be delayed and the results of our clinical trials may be adversely affected. In addition, our heavy reliance on clinical research organizations may subject us and the clinical research organizations to additional demanding regulatory inspections, which can delay and adversely affect the regulatory review and approval of our products.

A significant portion of the sites conducting clinical trials of our product candidates are outside of the United States. The use of foreign clinical sites is often subject to additional risks. For example, contracts, informed consents, study protocols and complex medical terminology must be accurately translated into foreign languages. During the conduct of the study, study data contained in foreign-language source documents must be accurately and timely translated into English and reported back to study authorities. In addition, standards of medical care, clinical practice and patient populations vary from country to country, as well as the degree and manner of regulatory oversight. All of these factors introduce heterogeneity into the study, which makes the conduct of the study more complex. Due in part to the added complexity of conducting foreign clinical trials, we expect that the FDA and other regulatory authorities may be likely to conduct clinical site inspections of foreign clinical sites in connection with the review of marketing applications covering our products. To the extent that the FDA or other regulatory authorities are not satisfied with the foreign clinical site, the data from the affected sites may be excluded from the trial’s database or there may be other impacts, which can adversely affect the results of the study or the timing or results of the regulatory authority’s review of any marketing application containing those study results. Our MERLIN TIMI-36 clinical study of Ranexa is being conducted in the United States and in 16 foreign countries. Our business would be harmed if the completion, availability or quality of the results of our MERLIN TIMI-36 study is delayed or adversely affected by any of these factors.

While we have negotiated a special protocol assessment agreement with the FDA relating to the MERLIN TIMI-36 clinical study of Ranexa, this agreement does not guarantee any particular outcome from regulatory review of the study or the product, including any changes to product labeling or approvals.

The FDA’s special protocol assessment, or SPA, process creates a written agreement between the sponsoring company and the FDA regarding clinical trial design, clinical endpoints, study conduct, data analyses and other clinical trial issues. It is intended to provide assurance that if pre-specified trial results are achieved, they may serve as the primary basis for an efficacy claim in support of a new drug application. However, the SPA agreement is not a guarantee of an approval of a product or of any permissible labeling claims about the product. In particular, it is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if the sponsor company fails to comply with the agreed upon trial protocols. Even after an SPA agreement is finalized, the SPA agreement may be changed later, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.

In July 2004, we announced that we reached written agreement with the FDA on an SPA agreement for the MERLIN TIMI-36 clinical trial of Ranexa, under which the FDA agreed that this study could support potential approval of Ranexa as first-line therapy for patients suffering from chronic angina if treatment with Ranexa is not associated with an adverse trend in death or arrhythmia compared to placebo, even if statistical significance on the primary study endpoint is not achieved, provided that we also successfully complete a clinical evaluation of higher doses of Ranexa. We have subsequently completed the clinical evaluation of higher doses of Ranexa, and believe that the study was successful and that the data from the study will satisfy the requirement under the SPA agreement relating to the potential for approval of Ranexa as first-line therapy for patients suffering from chronic angina.

The MERLIN TIMI-36 study could also result in approval for Ranexa for the treatment and long-term prevention of acute coronary syndromes, if the study meets its primary endpoint. We cannot assure you that the MERLIN TIMI-36 clinical trial will succeed or allow us to expand or otherwise improve the approved labeling for Ranexa. If the MERLIN TIMI-36 study shows that treatment with Ranexa is associated with an adverse trend in death or arrhythmia compared to placebo, our ability to commercialize Ranexa would be seriously impaired or stopped altogether, and we may become subject to product liability litigation and other claims against us. Furthermore, the additional safety data we will receive from our MERLIN TIMI-36 study will require us to modify the product’s labeling, and if negative could cause the FDA to further limit or restrict the approved labeling for Ranexa. The SPA agreement with the FDA does not address product labeling. Any or all of these events would adversely affect the market acceptance of Ranexa and our cash position, results of operations and our stock price.

In connection with our SPA agreement relating to the MERLIN TIMI-36 clinical study, we expect that the FDA will review our compliance with the protocol under our SPA agreement. We also expect that the FDA will conduct inspections of some of the approximately 450 MERLIN TIMI-36 clinical sites, most of which are located in 16 foreign countries. We do not know whether the clinical sites will pass such FDA inspections, and negative inspection results could significantly delay or prevent any potential expansion of the approved labeling for Ranexa. We do not know how the FDA will interpret the commitments under the SPA agreement relating to the MERLIN TIMI-36 clinical study (or the separately completed clinical evaluation of higher doses of Ranexa), how it will interpret the data and results from the MERLIN TIMI-36 clinical study (or the separately completed clinical evaluation of higher doses of Ranexa), or whether Ranexa will receive any additional approvals or any expanded or otherwise improved product labeling as a result of this SPA agreement with the FDA or the MERLIN TIMI-36 clinical study. As a result, significant uncertainty remains regarding the MERLIN TIMI-36 clinical trial. Even if the study results are positive, the positive results, if any, could not be incorporated into any FDA-approved product labeling for Ranexa until 2008 at the earliest.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. We may not be able to maintain our proposed schedules for the submission of any new drug application, supplemental new drug application or equivalent foreign application seeking approval for any of our product candidates or any new uses or other changes to approved product labeling or manufacturing. If we submit any such application to the FDA, the FDA must first decide whether to either accept or reject the submission for filing, and if we submit any such application to European regulatory authorities, they must first decide whether to validate it for further review, so we cannot be certain that any of these submissions will be reviewed. If they are reviewed, we cannot be certain that we will be able to respond to any regulatory requests during the review period in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our products or proposed product changes, such as labeling changes, will be approved by the FDA or foreign regulatory authorities.

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

Data obtained from preclinical and clinical studies are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our products. For example, some drugs that prolong the QT interval, which is a measurement of specific electrical activity in the heart as captured on an electrocardiogram, carry an increased risk of serious cardiac rhythm disturbances that can cause a type of fatal arrhythmia known as torsades de pointes, while other drugs that prolong the QT interval do not carry an increased risk of this fatal arrhythmia. Ranexa causes small but statistically significant mean increases in the QT interval, as observed in clinical trials of Ranexa. QT interval measurements are not precise and there are different methods of calculating the corrected QTc interval, which is the QT interval as adjusted for heart rate. This uncertainty in the measurement and calculation of the QT and QTc intervals can contribute to different interpretations of these data. The clinical significance of the changes in QTc interval observed in clinical trials of Ranexa remains unclear, and other clinical and preclinical data do not suggest that Ranexa significantly pre-disposes patients to this fatal arrhythmia. Regulatory authorities may interpret the Ranexa data differently, which could delay, limit or prevent additional regulatory approvals of Ranexa. For example, when acting on the original new drug application for Ranexa in October 2003, the FDA did not approve the product and indicated that additional clinical information would be needed prior to approval, in part because of the FDA’s safety concerns. In January 2006, the FDA approved Ranexa for use in chronic angina, with product labeling which states that because of the potential safety risk of QT prolongation caused by Ranexa, the product should be reserved for use in chronic angina patients who have not achieved an adequate response with other antianginal drugs, and should be used in combination with other common antianginal treatments, specifically amlodipine, beta-blockers or nitrates. Foreign regulatory authorities may have similar or other concerns which would delay or prevent the approval of Ranexa or any of our other product candidates outside the United States.

Similarly, as a routine part of the evaluation of any potential drug, clinical studies are generally conducted to assess the potential for drug-drug interactions that could impact potential product safety. While we believe that the interactions between Ranexa and other drugs have been well characterized as part of our clinical development program, the data are subject to regulatory interpretation and an unfavorable interpretation by regulatory authorities could delay, limit or prevent additional regulatory approvals of Ranexa.

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

We may not be able to retain or attract corporate and academic collaborators, licensors, licensees and other strategic partners. Our business strategy requires us to enter into various arrangements with these parties, and we are dependent upon the success of these parties in performing their obligations. If we fail to enter into and maintain these arrangements, the development and/or commercialization of our products would be delayed, we may be unable to proceed with the development, manufacture or sale of products or we might have to fund development of a particular product candidate internally. If we have to fund the development and commercialization of substantially all of our products internally, our future capital requirements will increase substantially.

We or our strategic partners may also have to meet performance milestones, and other obligations under our collaborative arrangements. If we fail to meet our obligations under our collaborative arrangements, our partners could terminate their arrangements or we could suffer other consequences such as losing our rights to the compounds at issue. For example, under our agreement with Astellas relating to regadenoson, we are responsible for development activities and must meet development milestones in order to receive development milestone payments. Under our license agreement with Roche relating to Ranexa, we are required to use commercially reasonable efforts to develop and commercialize ranolazine for angina, and have milestone payment obligations.

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

Product/Product Candidate	United States Primary Compound Patent Expiration
Ranexa	2003	*
Regadenoson	2019

*	Because ranolazine is a new chemical entity, under applicable United States laws we have received marketing exclusivity as a new chemical entity for the ranolazine compound until January 2011. In addition, the United States compound patent relating to Ranexa has been granted several one-year interim patent term extensions under the Hatch-Waxman Act, and we expect that a patent term extension under the Hatch-Waxman Act, will be granted which will extend the patent protection to May 2008 for the approved product, which is the Ranexa extended-release tablet, for the use in chronic angina approved by the FDA in January 2006. Also, the United States Patent and Trademark Office has issued patents claiming various sustained release formulations of ranolazine and methods of using sustained release formulations of ranolazine, including the formulation tested in our phase 3 trials for Ranexa, for the treatment of chronic angina. These patents expire in 2019. There are no issued patent claims covering any intravenous formulation of ranolazine on a stand-alone basis. After January 2011, patent term extension and new chemical entity exclusivity under the laws of the United States will no longer be available, and unless additional exclusivity relating to a successful supplemental new drug application can be obtained and runs past January 2011, we will be entirely reliant on one or more (if any) of the owned or licensed patents claiming uses and formulations of Ranexa including the formulation and method of use patents described above, to continue to protect our substantial investments in Ranexa’s development and commercialization. It is possible that one or more competitors could develop competing products that do not infringe these patent claims, or could succeed in invalidating or rendering unenforceable one or more of these issued patent claims. One or more of these patents could be lost through a reissue or reexamination submission and subsequent evaluation by the United States Patent and Trademark Office or through litigation (or other proceeding) wherein issues of validity and/or enforceability such as inequitable conduct, inventorship, ownership, prior art, and/or enablement can be raised. These patents could also be lost as a result of interference or opposition proceedings. Any intellectual property-related claims against us relating to any of these patents, with or without merit, as well as any claims initiated by us against third parties (if any), may be time-consuming, expensive and risky to defend or prosecute. In general, if we assert a patent against an alleged infringer and the alleged infringer is successful in invalidating one, more or all of the patent, or in having the patent declared unenforceable, the protection afforded by the patent is diminished or lost.

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

In addition, generic challenges and related patent litigation are common in the biopharmaceutical industry. Such litigation may be necessary to enforce any patents or trademarks issued to us and/or to our corporate partners, or to determine the scope and validity of the proprietary rights of us or third parties (including our corporate partners). For example, in May 2005 our corporate partner for the regadenoson program in North America, Astellas, announced that Astellas and a third party filed a patent infringement lawsuit against several generic companies relating to the submission of an abbreviated new drug application seeking approval of a generic version of Adenoscan® (adenosine injection), a pharmacologic stress agent approved for marketing in the United States. Regadenoson, if approved, would be intended to be a second generation pharmacologic stress agent in the United States market. It is likely that a decision in the patent litigation relating to Adenoscan®, or the end of the up to 30-month stay related to this litigation, will occur before any potential approval (if any) of an NDA for regadenoson (if submitted), which could impact Astellas’ transition from marketing one product to the second generation product. Litigation, interference and opposition proceedings, even if they are successful, are expensive, time-consuming and risky to pursue, and we could use a substantial amount of our financial resources in any such case.

We also must not infringe patents or trademarks of others that might cover our compounds, products, services, development efforts or technology. If third parties own or have valid proprietary rights to technology or other intellectual property that we need in our product development and commercialization efforts, we may need to obtain licenses to those rights. We cannot assure you that we will be able to obtain such licenses on economically reasonable terms, if at all. If we fail to obtain any necessary licenses, we may be unable to complete any of our current or future product development and commercialization activities.

We also rely on proprietary technology and information, including trade secrets, to develop and maintain our competitive position. Although we seek to protect all of our proprietary technology and information, in part by confidentiality agreements with employees, consultants, collaborators, advisors and corporate partners, these agreements may be breached. We cannot assure you that the parties to these agreements will not breach them or that these agreements will provide meaningful protection or adequate remedies in the event of unauthorized use or disclosure of our proprietary technology or information. In addition, we routinely grant publication rights to our scientific collaborators. Although we may retain the right to delay publication to allow for the preparation and filing of a patent application covering the subject matter of the proposed publication, we cannot assure you that our collaborators will honor these agreements. Publication prior to the filing of a patent application would mean that we would lose the ability to patent the technology outside the United States (and could also lose that ability in the United States if a patent application is not filed there within one year after such publication), and third parties or competitors could exploit the technology. Although we strive to take the necessary steps to protect our proprietary technology, including trade secrets, we may not be able to do so. As a result, third parties may gain access to our trade secrets and other proprietary technology, or our trade secrets and other proprietary technology or information may become public. In addition, it is possible that our proprietary technology or information will otherwise become known or be discovered independently by third parties, including our competitors.

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

The growth of our business and our success depends in large part on our ability to attract and retain key management, research and development, sales and marketing and other operating and administrative personnel. Our key personnel include all of our executive officers and vice presidents, many of whom have very specialized scientific, medical or operational knowledge regarding one or more of our key products. We have entered into an employment agreement with our chairman and chief executive officer. We have entered into executive severance agreements with certain key personnel, and have a severance plan that covers our full-time employees. We do not maintain key-person life insurance on any of our employees. The loss of the services of one or more of our key personnel or the inability to attract and retain additional personnel and develop expertise as needed could limit our ability to develop and commercialize our existing and future product candidates. Such persons are in high demand and often receive competing employment offers. Our ability to retain our key personnel will also be dependent on the results of our MERLIN TIMI-36 study and on our ability to substantially increase sales of Ranexa.

If there is an adverse outcome in our pending litigation, such as the securities class action litigation that has been filed against us, our business may be harmed.

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit filed in August 2003 in the U.S. District Court for the Northern District of California captioned Crossen v. CV Therapeutics, Inc., et al. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations were filed against the defendants. In November 2003, the court appointed a lead plaintiff, and in December 2003, the court consolidated all of the securities class actions filed to date into a single action captioned In re CV Therapeutics, Inc. Securities Litigation. In January 2004, the lead plaintiff filed a consolidated complaint. We and the other named defendants filed motions to dismiss the consolidated complaint in March 2004. In August 2004, these motions were granted in part and denied in part. The court granted the motions to dismiss by two individual defendants, dismissing both individuals from the action with prejudice, but denied the motions to dismiss by us and the two other individual defendants. After the motion to dismiss was decided, this action entered the discovery phase. In October 2006, we reached a preliminary agreement to settle this action. Under the terms of the preliminary agreement, our insurers will pay an aggregate of $13.5 million to settle all claims and to pay the court-approved fees of plaintiff’s counsel. The defendants will receive a complete release of all claims and expressly deny any wrongdoing. The preliminary agreement is subject to standard conditions, including final court approval. There can be no assurance that final court approval will be obtained. Separately, we will participate in dispute resolution proceedings with an insurer over whether or not we will reimburse that insurer for a portion of the insurer’s contribution to the settlement. The amount of our reimbursement will not exceed $2.25 million, and may be a lesser amount or zero. The timing of these dispute resolution proceedings has not been determined.

In addition, certain of our officers and directors have been named as defendants in a derivative lawsuit filed in August 2003 in California Superior Court, Santa Clara County, captioned Kangos v. Lange, et al., which names CV Therapeutics as a nominal defendant. The plaintiff in this action is one of our stockholders who seeks to bring derivative claims on behalf of CV Therapeutics against the defendants. The lawsuit alleges breaches of fiduciary duty and related claims based on purportedly misleading statements concerning our new drug application for Ranexa. In November 2006, we reached a preliminary agreement to settle this action. Under the terms of the preliminary agreement, we agreed to implement certain non-material corporate governance changes, and our insurers will pay the court-approved fees of plaintiff’s counsel. The defendants will receive a complete release of all claims and expressly deny any wrongdoing. The preliminary agreement is subject to standard conditions, including final court approval. There can be no assurance that final court approval will be obtained.

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

Some of our operating expenses are denominated in foreign currencies. Most of our foreign expenses are associated with our ongoing clinical studies, such as our MERLIN TIMI-36 clinical trial of Ranexa, or the operations of our United Kingdom-based wholly owned subsidiary. We are primarily exposed to changes in exchange rates with Europe and Canada. When the United States dollar weakens against these currencies, the dollar value of the foreign-currency denominated expense increases, and when the dollar strengthens against these currencies, the dollar value of the foreign-currency denominated expense decreases. Consequently, changes in exchange rates, and in particular a weakening of the United States dollar, may adversely affect our results of operations. We currently do not hedge against our foreign currency risks.

Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant, uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. For example, we do not carry earthquake insurance. In the event of a major earthquake in our region, our business could suffer significant and uninsured damage and loss. We currently maintain general liability, property, auto, workers’ compensation, products liability, directors’ and officers’, employment practices, cargo and inventory, foreign liability, crime and fiduciary insurance policies. We do not know, however, if we will be able to maintain existing insurance at all, or if so that it will have adequate levels of coverage for any liabilities. Premiums for many types of insurance have increased significantly over the years, and depending on market conditions and our circumstances, certain types of insurance such as directors’ and officers’ insurance or products liability insurance may not be available on acceptable terms or at all. Any significant uninsured liability, or any liability that we incur in excess of our insurance coverage, may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

Risk Factors Relating to Our Common Stock and Convertible Debt

Investor confidence and share value may be adversely impacted if our independent auditors do not provide to us an attestation report regarding the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include in annual reports on Form 10-K an assessment by management of the effectiveness of internal control over financial reporting. In addition, we are required to have our independent auditors attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting. This requirement applies to each of our annual report filings on Form 10-K. With the commencement of commercial operations, we have designed, implemented and documented new internal controls for these activities. In addition, we will become more dependent on the internal controls maintained by our collaborative partners. If we are not successful in implementing these new internal controls for commercial operations, or if our collaborative partners fail to maintain adequate internal controls on which we rely to prepare our financial statements, our management may determine that our internal control over financial reporting are not effective. In addition, if our independent auditors are not satisfied with the effectiveness of our internal control over financial reporting, including the level at which these controls are documented, designed, operated or monitored, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may be unable to attest to management’s assessment or may be unable to issue an unqualified attestation report. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding.

The market price of our stock has been and may continue to be highly volatile, and the value of an investment in our common stock may decline.

Within the last 12 months, our common stock has traded between $9.45 and $27.49 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Announcements and other events may have a significant impact on the market price of our common stock. We may have no control over information announced by third parties, such as our corporate partners or our competitors, which may impact our stock price.

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

In addition, if we fail to reach an important research, development or commercialization milestone or result by a publicly expected deadline, even if by only a small margin, there could be a significant impact on the market price of our common stock. In addition, as we approach the announcement of important news, such as the results of the MERLIN TIMI-36 study (for which we currently expect data in the first quarter of 2007), and as we announce such news, we expect the price of our common stock to be particularly volatile, and negative news would have a substantial negative impact on the price of our common stock.

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

As of September 30, 2006, we had approximately $399.5 million in long-term convertible debt and aggregate annual debt service obligations on this debt of approximately $11.0 million. If we issue other debt securities in the future, our debt service obligations and interest expense will increase.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. For example, in April 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd., which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 36 months. Azimuth is not required to purchase shares of our common stock when the price of our common stock is below $10 per share. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. In May 2006, Azimuth purchased 1,080,828 shares of our common stock for net proceeds of approximately $19.8 million under the purchase agreement. Our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock by Azimuth.

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

Item 6. Exhibits

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-136373, and incorporated herein by reference).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated September 27, 2006 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 10, 2006 and incorporated herein by reference).

3.3	Restated Bylaws of the Company (Filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.1	Common Stock Purchase Agreement with Merrill Lynch & Co. and Lehman Brothers Inc. (Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 16, 2006 and incorporated herein by reference).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CV THERAPEUTICS, INC.

Date: November 8, 2006	By:	/s/ LOUIS G. LANGE, M.D., PH.D.
Louis G. Lange, M.D., Ph.D.
Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2006	By:	/s/ DANIEL K. SPIEGELMAN
Daniel K. Spiegelman
Chief Financial Officer (Principal Financial and Accounting Officer)