Form 10-K
period 2006-12-31
CV THERAPEUTICS INC
filed 2007-02-27
CIK 921506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $644,069,574 as of June 30, 2006.

As of February 21, 2007, there were 59,327,444 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement in connection with the Registrant’s 2007 annual meeting of stockholders are incorporated herein by reference to Part III of this report.

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

Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “hope,” “may,” “will,” “plan,” “intend,” “estimate,” “could,” “should,” “would,” “continue,” “seek,” “pro forma” or “anticipate,” or other similar words (including their use in the negative), or by discussions of future matters such as our future clinical or product development, financial performance, conduct and timing of clinical studies, study results, regulatory review and approval of our products or product candidates, commercialization of products, possible changes in legislation and other statements that are not historical. These statements are within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and include but are not limited to statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and other sections in this report.

These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially, including but not limited to, early stage of development; regulatory review and approval of our products or product candidates; the conduct, timing, and results of clinical trials; commercialization of products; market acceptance of products; product labeling; liquidity; intellectual property claims; litigation; and other risks discussed under the heading “Item 1A. Risk Factors.” You should be aware that the occurrence of any of the events discussed under the heading “Item 1A. Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that, if any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

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

We currently promote Ranexa® (ranolazine extended-release tablets) with our national cardiovascular specialty sales force. Ranexa was approved in the United States in January 2006 by the U.S. Food and Drug Administration, or FDA, and was launched in the United States in March 2006 for the treatment of chronic angina in patients who have not achieved an adequate response with other antianginal drugs. Ranexa should be used in combination with amlodipine, beta-blockers or nitrates. Ranexa represents the first new pharmaceutical approach to treat angina in the United States in more than 20 years. In addition to our marketed products, we are developing other drug candidates, including regadenoson, a selective A2A-adenosine receptor agonist, for potential use as a pharmacologic agent in myocardial perfusion imaging studies.

In order to potentially broaden the product labeling for Ranexa, we have conducted the Metabolic Efficiency with Ranolazine for Less Ischemia in Non-ST Elevation Acute Coronary Syndromes, or MERLIN TIMI-36, clinical study. This study has been conducted under a special protocol assessment, or SPA, agreement with the FDA. If treatment with Ranexa is not associated with an adverse trend in death and arrhythmia compared to placebo, the study could support potential approval of Ranexa as first-line chronic angina therapy, even if statistical significance on the primary endpoint is not achieved. In addition, if statistical significance on the primary endpoint is achieved, Ranexa could also gain potential approval for treatment and long-term prevention of acute coronary syndromes. The MERLIN TIMI-36 study completed enrollment in May 2006 and has been conducted by the Harvard-based TIMI Study Group. Study close-out began in September 2006 and we currently expect data late in the first quarter of 2007.

In addition to our marketed product, Ranexa, we have several clinical, preclinical and research programs, the objectives of which are to bring additional drugs to market to help patients with unmet medical needs.

One of our drug candidates that is in late-stage clinical development is regadenoson, a selective A2A-adenosine receptor agonist, for potential use as a pharmacologic agent in myocardial perfusion imaging studies. We have completed two identically designed Phase 3 clinical trials of regadenoson, which both met their primary endpoints, in support of this proposed use. We completed the first study in August 2005 and the second study in December 2006. Based on the data from these two studies, we currently anticipate submitting a new drug application to the FDA, seeking approval for this proposed use, in mid-2007.

Business Strategy

Despite the development during the past 20 years of significant new therapies for patients with cardiovascular disease, heart disease remains one of the leading causes of death in the United States, claiming more than 2.3 million lives in 2004, according to the American Heart Association. Cardiovascular diseases, including atherosclerosis (hardening of the arteries), hypertension (high blood pressure), and ischemia (lack of sufficient oxygen to the cells), may cause permanent damage to the heart and blood vessels, leading to angina, heart failure and myocardial infarction (heart attack). Molecular cardiology is providing new insight into the mechanisms underlying cardiovascular diseases and creating opportunities for improved therapies. The key elements of our business strategy are as follows:

Identify, develop and commercialize drugs primarily for cardiovascular disease

By focusing primarily on one therapeutic area, even broadly defined, we believe that we can be relatively efficient in our drug discovery, development and commercialization efforts. Our concentrated focus on cardiovascular disease potentially enhances our efforts in the following areas:

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

In-licensing cardiovascular products with unique potential

We believe it is important to explore in-licensing opportunities to complement our expertise in cardiovascular disease. We expect to continue to evaluate additional products for potential in-licensing or co-promotion as well as late stage clinical programs and research and discovery partnerships.

Commercialize products through concentrated sales and marketing efforts

A focused commercialization effort can provide sales and marketing efficiencies. Patients that have severe cardiovascular conditions often are treated by cardiologists and other specialists. We believe that a relatively small number of cardiology specialists are responsible for a significant portion of the patient visits associated with prescriptions written for important cardiovascular conditions. We believe these market dynamics may make it possible to market and sell our products with a focused commercialization effort using our own cardiovascular specialty sales force.

Product Portfolio

We have the following portfolio of products and product candidates, primarily in the area of cardiovascular disease:

Approved Products	Indication
Ranexa® (ranolazine extended-release tablets)	Chronic Angina (2nd line treatment)

Product Candidates in Clinical Development	Area of Development	Status
Ranexa®	Chronic Angina (1st line use)	Phase 3
	Acute Coronary Syndrome (ACS)	Phase 3

Regadenoson	Myocardial Perfusion Imaging (MPI)	Phase 3

Tecadenoson	Paroxysmal Supraventricular Tachycardias (PSVT)	Phase 3

	Acute Atrial Fibrillation, Atrial Fibrillation in conjunction with ultra-low dose beta blocker	Phase 2 and preclincal

Adentri™	Heart Failure	Phase 2

CVT-6883	Cardiopulmonary Disease	Phase 1

Preclinical Development Programs	Area of Development	Status
Partial A1 agonist	Diabetes/Metabolic Syndrome	Preclinical

ALDH2 antagonist	Alcohol Addiction	Preclinical

Late INA	Coronary Artery Disease	Preclinical

SC Desaturase	Obesity/Metabolic Syndrome	Preclinical

A2A antagonist	Chemical Dependence	Preclinical

ABCA1 / ApoA-I	Atherosclerosis	Preclinical

Drug-Eluting Stent Program	Restenosis	Preclinical

In the table, under the heading “Status,” generally “Phase 3” indicates evaluation of clinical efficacy and safety within an expanded patient population, at geographically dispersed clinical trial sites; “Phase 2” indicates clinical safety testing, dosage testing and initial efficacy testing in a limited patient population; “Phase 1” indicates initial clinical safety testing in healthy volunteers or a limited patient population, or trials directed toward understanding the mechanisms or metabolism of the drug; “Preclinical” indicates the program has not yet entered human clinical trials. For purposes of the table, “Status” indicates the most advanced stage of development that has been completed or is on-going.

Approved Products

Ranexa® (ranolazine extended-release tablets)

Ranexa® (ranolazine extended-release tablets) is a new small molecule drug that was approved in the United States by the FDA in January 2006. Ranexa has antianginal and anti-ischemic effects that do not depend upon reductions in heart rate or blood pressure. Ranexa represents the first new pharmaceutical approach to treat angina in the United States in more than 20 years. According to the approved product labeling, Ranexa is indicated for the treatment of chronic angina, and because Ranexa prolongs the QT interval, it should be reserved for patients who have not achieved an adequate response with other antianginal drugs. Ranexa should be used in combination with amlodipine, beta-blockers or nitrates. Based on the anti- ischemic properties we have observed in previous studies of Ranexa, in the MERLIN TIMI-36 study we also are gathering broad based safety data and evaluating Ranexa for potential treatment and long-term prevention of acute coronary syndromes.

We have exclusive license rights to Ranexa in the United States and all foreign territories for use in all human indications, including chronic angina, from Roche Palo Alto LLC.

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

Chronic angina is a growing health problem, affecting millions of people, generally over the age of 55. Annually, it costs the United States tens of billions of dollars in healthcare services and lost work. According to the American Heart Association, 8.9 million people in the United States live with chronic angina, with an additional 400,000 people newly diagnosed each year. The U.S. Census Bureau projects that the over 55 population, the group most at-risk for angina, will increase by approximately 70% over the next 25 years.

Pharmaceutical and Interventional Approaches to Chronic Angina Treatment

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

Until now, despite the use of these other therapies, up to three-fourths of chronic angina patients in the United States still have angina symptoms, and some patients on multiple drugs continue to experience angina attacks. Adverse effects of drug therapy may include lower extremity edema associated with calcium channel blockers, impotence and depression associated with beta-blockers, and headaches associated with nitrates. Consequently, for some patients and physicians, these available medical treatments may not relieve angina without unacceptable effects.

Many chronic angina patients also are potential candidates for invasive revascularization therapy, including angioplasty, bare metal and drug eluting stents and coronary artery bypass grafting, or CABG.

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

The FDA approval of Ranexa in 2006 was based on an amended new drug application, or NDA, submitted in July 2005. The approved product labeling highlights data from two Phase 3 clinical trials: CARISA and ERICA. The Combination Assessment of Ranolazine in Stable Angina, or CARISA, trial and the Evaluation of Ranolazine In Chronic Angina, or ERICA, trial were randomized, double-blind, placebo controlled clinical trials of Ranexa in patients with chronic angina. CARISA evaluated Ranexa when used in patients who were receiving either a beta-blocker or a calcium channel blocker. In CARISA, Ranexa significantly increased patients’ symptom-limited exercise duration at trough drug concentrations compared to placebo, the primary endpoint of the study. ERICA, which was conducted under the FDA’s special protocol assessment, or SPA, process, evaluated the effectiveness of Ranexa in patients with chronic angina who remained symptomatic despite daily treatment with the maximum recommended dose of amlodipine, a calcium channel blocker. In ERICA, Ranexa met the primary endpoint of significantly reducing weekly angina frequency compared to placebo.

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

In clinical trials of angina patients, the most frequently reported adverse events occurring more often with Ranexa than placebo were dizziness, headache, constipation, and nausea. Fewer than 5% of patients discontinued treatment with Ranexa due to an adverse event in studies in angina patients. The most common adverse events that led to discontinuation more frequently on Ranexa than placebo were dizziness and nausea. In ERICA and CARISA, syncope occurred in 0.7% of patients receiving Ranexa 1000 mg twice a day, and dizziness occurred in 6% of patients receiving that dose of Ranexa.

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

Ranexa Development Status

In order to potentially broaden the product labeling for Ranexa beyond its current approved indication, we have conducted the Metabolic Efficiency with Ranolazine for Less Ischemia in Non-ST Elevation Acute Coronary Syndromes, or MERLIN TIMI-36, clinical study. This study has been conducted under a special protocol assessment, or SPA, agreement with the FDA. If treatment with Ranexa is not associated with an adverse trend in death and arrhythmia compared to placebo, the study could support potential approval of Ranexa as first-line chronic angina therapy, even if statistical significance on the primary efficacy endpoint is not achieved. As part of this SPA agreement, we must conduct a separate clinical evaluation of higher doses of Ranexa in order to obtain broader angina labeling (if any). In addition, if statistical significance on the primary efficacy endpoint for the MERLIN TIMI-36 study is achieved, Ranexa could also gain approval for hospital-based and long-term prevention of acute coronary syndromes.

The study’s duration was event driven. It was designed to continue until at least 730 cases of cardiovascular death, myocardial infarction or severe recurrent ischemia had been observed, and at least 310 deaths from any cause had occurred. In September 2006, we announced that the required number of endpoints had accumulated. There were more than 310 deaths and more than 1,400 cases of cardiovascular death, myocardial infarction or severe recurrent ischemia. The MERLIN TIMI-36 study was initiated in October 2004 and has been conducted by the Harvard-based TIMI Study Group.

MERLIN TIMI-36 has been a multi-national, double-blind, randomized, placebo-controlled, parallel-group clinical trial designed to evaluate the efficacy and safety of Ranexa during acute and long-term treatment in approximately 6,500 patients with non-ST elevation acute coronary syndromes treated with standard therapy. The primary efficacy endpoint in MERLIN TIMI-36 is time to first occurrence of any element of the composite of cardiovascular death, myocardial infarction or recurrent ischemia in patients with non-ST elevation acute coronary syndromes receiving standard therapy. The safety of long-term treatment with Ranexa compared to placebo also has been evaluated in the study.

Within 48 hours of the onset of angina due to acute coronary syndromes, eligible hospitalized patients were enrolled in the study and randomized to receive intravenous Ranexa or placebo, followed by long-term outpatient treatment with oral Ranexa or placebo. All patients also received standard therapy during both hospital-based and outpatient treatment. The oral doses of Ranexa used in MERLIN TIMI-36 have been studied in previous Phase 3 clinical trials.

We currently expect data from MERLIN TIMI-36 late in the first quarter of 2007. The study has been accepted for presentation as a late breaking clinical trial at 8:50 a.m. Central time on Tuesday, March 27 at the American College of Cardiology Annual Scientific Session in New Orleans.

Ranexa Marketing Authorization Application in Europe

In December 2006, we submitted a marketing authorization application, or MAA, under a centralized procedure to European regulatory authorities seeking approval of ranolazine for the treatment of chronic angina in Europe.

Previously, in March 2004, we had submitted an MAA, under a centralized procedure to European regulatory authorities seeking approval of ranolazine for the treatment of chronic angina in Europe. In October 2005, European regulatory authorities indicated that additional clinical pharmacokinetic data were needed prior to potential approval of ranolazine for the treatment of chronic angina in Europe. Therefore, we withdrew the MAA seeking approval of ranolazine in Europe in October 2005. The newly submitted MAA contains includes additional data and results from studies conducted after March 2004, although not the MERLIN-TIMI 36 study.

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

Additional images are taken of the heart “at rest.” If the images of the heart during stress and at rest show the same level of perfusion through the heart, then the test result is normal. However, if a perfusion defect is seen in the image of the stressed heart while the image of the heart at rest appears normal, then it is possible the defect is the result of a partial blockage caused by an atherosclerotic plaque associated with coronary artery disease, signaling the need for treatment and possibly additional testing to confirm the diagnosis. In 2005, approximately 9.3 million patients in the United States underwent MPI studies.

Of those, approximately 4.3 million, or more than 45%, required a pharmacologic agent to generate maximum coronary blood flow because peripheral vascular disease, arthritis or other limiting medical conditions prevented them from exercising on the treadmill.

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

Regadenoson Development Status

In December 2006, we reported that the second of two identically designed Phase 3 studies of regadenoson had met its primary endpoint. This multinational, randomized, double-blind Phase 3 study of 1,231 patients undergoing MPI studies was designed to evaluate the comparability of MPI studies conducted with regadenoson and Adenoscan® (adenosine injection).

This study and a prior identically designed Phase 3 study of 784 patients, completed in 2005, both met the primary endpoint by showing with 95 percent confidence that MPI studies conducted with regadenoson were comparable to MPI studies conducted with Adenoscan® (adenosine injection). Regadenoson was generally well tolerated in the study and the most common adverse events reported in patients who received regadenoson were shortness of breath, chest pain, headache, flushing and gastrointestinal discomfort.

Both Phase 3 studies were designed to evaluate the comparability of MPI studies conducted with regadenoson and Adenoscan® (adenosine injection). All study participants received a clinically indicated baseline MPI study using Adenoscan® (adenosine injection). Participants then were randomized in a double-blind fashion to receive either regadenoson or Adenoscan® (adenosine injection) in a subsequent MPI study. Each patient’s scans were classified as indicating normal, moderate or severe ischemia. Baseline and blinded scans were then evaluated to determine if the scans were comparable. In these studies, regadenoson was generally well tolerated, and the most common adverse events reported in patients who received regadenoson were headache, chest pain, shortness of breath, flushing and gastrointestinal discomfort.

Based on the results of these two Phase 3 clinical trials, we plan to submit a new drug application to the FDA in mid-2007 for the potential use of regadenoson as a pharmacologic agent in MPI studies. If regadenoson is approved by the FDA, Astellas Pharma US, Inc. will be responsible for all commercial activities for regadenoson in the United States. we retain all rights to regadenoson outside of North America.

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

In a Phase 2 trial of patients with atrial fibrillation or flutter, tecadenoson appeared to reduce heart rate from baseline without clinically meaningful changes in blood pressure. Hemodynamic parameters such as blood pressure and heart rate were not adversely affected by tecadenoson. Due to side effects we observed in this trial, we began exploring alternatives to the formulation of the product.

We are currently involved in only very limited development activity relating to tecadenoson. We are currently planning for tecadenoson to re-enter the clinic over the next six to 12 months in an open label Phase 2 study of ultra-low dose beta-blockers with intravenous tecadenoson in rapid atrial fibrillation patients. Tecadenoson has not been determined by the FDA or any other regulatory authorities to be safe or effective in humans for any use.

CVT-6883

CVT-6883, a selective A2B adenosine antagonist, represents a novel potential approach to treating conditions caused by inflammation and fibrosis. A pre-clinical study showed that CVT-6883 significantly reduced elevated markers of inflammation, fibrosis and pulmonary injury in two in vivo preclinical models. An initial Phase 1 study of CVT-6883 has been completed. In this randomized, double-blind, placebo-controlled, single ascending dose study in 24 healthy volunteers, CVT-6883 was well tolerated with no serious adverse events reported. We have initiated a second Phase 1 trial, an ascending, multi-dose study in healthy volunteers that we expect to be completed in the first half of 2007.

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

The effects of adenosine serve as the basis for many of our research and development programs, including some preclinical programs and our regadenoson, tecadenoson and CVT-6883 clinical programs. Adenosine’s effect to decrease the release of fatty acids from adipose tissue serves as the rationale for our preclinical program in the area of diabetes/metabolic syndrome to investigate the use of an adenosine-like drug to decrease free fatty acids and blood triglyceride levels. The ability of adenosine to increase inflammatory responses and to impact addictive behavior and withdrawal are the bases for our CVT-6883 program to design antagonists of these actions for treatment of cardiopulmonary disease and our preclinical program relating to chemical dependence, respectively. The general goal of our adenosine programs is to further investigate additional therapeutic effects of both activation and blockade of adenosine receptors.

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

Drug Eluting Stent Polymer Program

In October 2006, we announced that we had received notices of allowance from the U.S. Patent and Trademark Office and from the European Patent Office for our proprietary biopolymer stent coating technology. Preclinical study results suggest that our proprietary biopolymer stent coating technology could potentially improve the performance of stents coated with drugs such as paclitaxel or rapamycin by potentially limiting cracking and peeling following implantation of the stent. Preclinical studies also show that our proprietary biopolymer stent coating does not entomb the drug and is designed to control drug release rate more precisely and allows for the complete release of drug, leaving a bare metal stent in place.

Other Programs

We have several active discovery programs related to cardiovascular disease and associated risk factors, such as obesity and metabolic disorders, and also have an active program in alcohol addiction.

Collaborations and Licenses

We have established, and intend to continue to establish, strategic partnerships to potentially expedite the development and commercialization of our products and drug candidates. In addition, we have licensed, and intend to continue to license, chemical compounds from academic collaborators and other companies. Our key collaborations and licenses currently in effect include:

Roche

In March 1996, we entered into a license agreement with Roche Palo Alto LLC (formerly Syntex (U.S.A.) Inc.) covering United States and foreign patent rights to ranolazine and related know how for the treatment of angina and other cardiovascular indications. In June 2006, we amended this agreement to add rights to ranolazine in Japan, China, Korea and other all other Asian markets not covered by the initial license agreement. Based on this amendment, we now hold exclusive worldwide commercial rights to ranolazine. The amendment also provided us with exclusive worldwide rights to all potential indications in humans for ranolazine, including all non-cardiovascular indications.

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

Unless the agreement is terminated, we are required to make a second payment of $9.0 million upon the second product approval, if any, in one of the major market countries specified above. In addition, we are required to make royalty payments based on net sales of approved products that utilize the licensed technology, including Ranexa. We are required to use commercially reasonable efforts to develop and commercialize the product for angina. Under the terms of the June 2006 amendment, we will owe an up-front fee and will make royalty payments associated with product sales in the added Asian markets. Milestone payments are due to Roche upon approval in Japan and approval of the first additional non-cardiovascular indication.

We or Roche may terminate the license agreement for material uncured breach, and we have the right to terminate the license agreement at any time on 120 days’ notice if we decide not to continue to develop and commercialize ranolazine.

Astellas Pharma US

In July 2000, we entered into a collaboration agreement with Astellas US LLC (formerly Fujisawa Healthcare, Inc.) to develop and market second generation pharmacologic myocardial perfusion imaging stress agents. Under this agreement, Astellas received exclusive North American rights to regadenoson, a short acting selective A2A-adenosine receptor agonist, and to a backup compound. We received $10.0 million from Astellas. In addition, Astellas reimburses us for 75% of our development costs and we reimburse Astellas for 25% of their development costs. If the product is approved by the FDA, Astellas will be responsible for sales and marketing of regadenoson, and we will receive a royalty based on product sales of regadenoson and may receive a royalty on another product sold by Astellas.

Astellas may terminate the agreement for any reason on 90 days’ written notice, and we may terminate the agreement if Astellas fails to launch a product within a specified period after marketing approval. In addition, we or Astellas may terminate the agreement in the event of material uncured breach, or bankruptcy or insolvency.

In June 2006, we and Astellas entered into a second amendment to our collaboration agreement, effective as of January 1, 2006. The second amendment provides that we will conduct agreed-upon additional clinical trials of the licensed compound regadenoson on terms and conditions that are different than those applicable to clinical trials conducted to date under the agreement. The additional trials will be considered Phase 4 trials and will be subject to all terms and conditions under the agreement governing Phase 4 trials, except that we will conduct the additional trials and have all regulatory responsibilities and responsibility for management of the additional trials, subject to Astellas review and approval of the trial protocols and the option to review the final study reports. We will provide Astellas with all data pertaining to the additional trials and Astellas is required to reimburse us for 100% of the development costs we incur with respect to the additional trials.

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

We have entered into several agreements with third party manufacturers relating to Ranexa, including for commercial-scale manufacturing of active pharmaceutical ingredient, bulk tablet manufacturing, packaging and supply of a raw material component for the product. We currently rely on a single supplier at each step in the production cycle of Ranexa. The commercialization of Ranexa is dependent on these third party arrangements, and the marketing and sale of Ranexa could be affected by any delays or difficulties in performance of our third party manufacturers of Ranexa. If regadenoson is approved for marketing in the United States, Astellas will be responsible for the manufacturing and distribution of regadenoson, and in turn will be dependent on third parties for the manufacture of the product for sale and sampling.

Patents and Proprietary Technology

Patents and other proprietary rights are important to our business. Our policy is to file patent applications in the United States and internationally in order to protect our technology, including inventions and improvements to inventions that are commercially important to the development and sales of our products. The evaluation of the patentability of United States and foreign patent applications can take years to complete and can involve considerable expense.

We own multiple patents issued by and/or patent applications pending with the United States Patent and Trademark Office, or US PTO, and foreign patent authorities relating to our technology, including related to Ranexa and our clinical programs, including regadenoson. We have received issued patents from the US PTO claiming methods of using various sustained release formulations of ranolazine (including the formulation tested in our Phase 3 clinical trials for Ranexa) for the treatment of chronic angina. These patents expire in 2019. We also have a worldwide license from Roche which gives us exclusive rights to specified patents issued to Roche by the US PTO and foreign patent authorities related to Ranexa. The United States compound patent relating to Ranexa, which is licensed to us by Roche, expired in 2003. However, this compound patent has been granted several one-year interim patent term extensions under the Hatch-Waxman Act, and we expect that a patent term extension under the Hatch-Waxman Act will be granted, which will extend the patent protection to May 2008 for the approved product, which is the Ranexa extended-release tablet, for the approved use in chronic angina. In addition to patent term extension, because ranolazine is a new chemical entity, under applicable United States laws we have received marketing exclusivity until January 2011 for the ranolazine compound.

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

Clinical studies involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators. Clinical studies must be conducted in compliance with federal regulations and guidelines, under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. For clinical studies conducted in the United States, a study protocol must be submitted to the FDA as part of the IND. The study protocol and informed consent information for patients participating in clinical studies must also be approved by an institutional review board for each institution where the studies will be conducted. In addition, the FDA may, at any time, impose a clinical hold on a clinical study. If the FDA imposes a clinical hold, the clinical study cannot be initiated or continued without FDA authorization and then only under terms the FDA authorizes.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the product candidate into healthy human volunteers or a limited number of patients, the product candidate is tested to initially assess safety, toxicity and metabolism. Phase 2 usually involves studies in a limited patient population to determine dose tolerance and the optimal dosage regimen, identify potential adverse effects and safety risks and provide preliminary support for the efficacy of the product candidate for the indication being studied.

If a product candidate appears to be effective and to have an acceptable safety profile in earlier testing, Phase 3 trials are undertaken to evaluate clinical efficacy and further evaluate safety in an expanded patient population at geographically dispersed clinical trial sites. There can be no assurance that Phase 1, Phase 2 or Phase 3 testing of our product candidates will be completed successfully within any specified time period, if at all.

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

The FDA has 60 days from its receipt of the NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination of whether the NDA is adequate to undertake review. Additional time may pass before the FDA formally notifies the sponsoring company whether the application will be reviewed. Assuming the submission is accepted for review, the FDA conducts an in-depth review of the NDA. As part of its review process, the FDA usually requests additional information and/or clarification regarding information already provided in the submission. Such requests can significantly extend the review period for the NDA, particularly if the FDA requests additional information and/or clarification that is not readily available, or requires additional studies or other time-consuming responses to requests. During the later stages of the review process, the FDA may refer the NDA to the appropriate outside advisory committee, typically a panel of clinicians and other experts, for evaluation as to whether the application should be approved or other recommendations. The FDA is not bound by the recommendations of any of its advisory committees.

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

The FDA may decide not to approve an NDA for a new product candidate for a wide variety of reasons, including, without limitation, failure to demonstrate adequate product safety and/or efficacy. In such circumstances the FDA would typically require additional testing or information in order to satisfy the regulatory criteria for approval or may determine that the product is unapprovable.

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

In addition to FDA oversight, the marketing and promotion of drug products is also subject to a complex array of other federal and state laws, regulations and guidances, including federal and state antikickback, fraud and false claims statutes and regulations, and the federal Prescription Drug Marketing Act and related regulations. Anti-kickback laws make it illegal for a prescription drug manufacturer to offer or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify safe harbors or exemptions for arrangements that do not violate the anti-kickback statutes. Fraud and false claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products, and those of our collaborative partners such as Astellas, will be subject to scrutiny under these laws and regulations. Applicable state laws and regulations also include state licensure requirements relating to facilities, drug distribution or drug sampling. Failure to comply with these many complex legal requirements can result in significant sanctions and penalties, both civil and criminal, as well as the possibility of exclusion of the approved product from coverage under governmental healthcare programs (including Medicare and Medicaid).

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

In Europe, marketing authorizations are generally submitted through a centralized or other procedure. The centralized procedure provides for marketing authorization throughout the European Union member states. In addition, other procedures are also available which can result in approval of a product in selected European Union member states. Sponsoring companies must choose an appropriate regulatory filing strategy in Europe. There can be no assurance that the chosen regulatory strategy will secure regulatory approvals on a timely basis or at all.

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

We believe that the principal competitive factors in the potential markets for Ranexa include, and for regadenoson will include, the following:

•	the length of time to regulatory approval;

•	approved product labeling and clinical data, especially from the MERLIN TIMI-36 study of Ranexa;

•	risk management requirements;

•	acceptance by the medical community;

•	product performance;

•	product price;

•	product supply;

•	formulary acceptance;

•	marketing and sales resources and capabilities, including competitive promotional activities; and

•	enforceability of patent and other proprietary rights.

We believe that we and our collaborative partners are or will be competitive with respect to these factors. Nonetheless, our relative competitive position in the future is difficult to predict.

Employees

As of January 31, 2007, we employed 746 individuals full-time. Of our full-time work force, 243 employees are engaged in or directly support research and development activities and 503 are engaged in sales, marketing and general and administrative activities. Our employees are not represented by a collective bargaining agreement. We believe that our relations with our employees are good.

Research and Development

Since our inception, we have made substantial investments in research and development. In the years ended December 31, 2006, 2005 and 2004, we incurred research and development expenses of $135.3 million, $128.5 million and $124.3 million, respectively.

Available Information

We are subject to the information requirements of the Securities Exchange Act of 1934 and we therefore file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, relating to our business, financial statements and other matters. The reports, proxy statements and other information we file may be inspected and copied at prescribed rates at the SEC’s Public Reference Room at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy statements and other information regarding issuers like us that file electronically with the SEC. The address of the SEC’s Internet site is www.sec.gov. For more information about us, please visit our website at www.cvt.com. You may also obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports on the day the reports or amendments are filed with or furnished to the SEC by visiting our website at www.cvt.com.

Item 1A.	Risk Factors

Risk Factors Relating to Our Business

We expect to continue to operate at a loss, we may not be able to maintain our current levels of research, development and commercialization activities, and we may never achieve profitability.

We have experienced significant operating losses since our inception in 1990, including net losses of $274.3 million in 2006, $228.0 million in 2005 and $155.1 million in 2004. As of December 31, 2006, we had an accumulated deficit of $1,086.9 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. To date, the revenues we have recognized relating to ACEON® (perindopril erbumine) Tablets, which we are no longer promoting, and to Ranexa® (ranolazine extended-release tablets) have been limited, and have not been sufficient for us to achieve profitability or fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. The revenues that we expect to recognize for the foreseeable future relating to Ranexa may not be sufficient for us to achieve or sustain profitability or maintain operations at our current levels or at all.

Our operating results are subject to fluctuations that may cause our stock price to decline.

As we transition from a research and development-focused company to a company with commercial operations and revenues, we expect that our operating results will continue to fluctuate. Our expenses, including payments owed by us under licensing, collaborative or manufacturing arrangements, are highly variable and may fluctuate from quarter-to-quarter. Our product revenues are unpredictable and may fluctuate due to many factors, many of which we cannot control. For example, factors affecting our revenues presently or in the future include:

•	the timing and success of product launches by us and our collaborative partners, including our launch of Ranexa in the United States in March 2006;

•	the level of demand for our products, including physician prescribing patterns;

•	wholesaler buying patterns, product returns and contract terms;

•	reimbursement rates or policies;

•	the results of our clinical studies, including our Metabolic Efficiency with Ranolazine for Less Ischemia in Non-ST Elevation Acute Coronary Syndromes, or MERLIN TIMI-36, clinical trial of Ranexa;

•	the length of time it takes for an approved product to achieve market acceptance, if at all;

•	rebates, discounts and administrative fees on sales of our approved products that we provide to customers and other third parties;

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

Inventory levels of Ranexa held by wholesalers can also cause our operating results to fluctuate unexpectedly. Although we attempt to monitor wholesaler inventory of our products, we rely upon information provided by third parties to quantify the inventory levels maintained by wholesalers. In addition, we and the wholesalers may not be effective in matching inventory levels to end-user demand. Significant differences between actual and estimated inventory levels may result in inadequate or excessive inventory production, product supply in distribution channels, product availability at the retail level, and unexpected increases or decreases in orders from our major customers. Any of these events may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below our expectations. If our operating results do not meet the expectations of securities analysts or investors, the market price of our securities may decline significantly. We believe that quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance and should not be relied upon to predict our future performance.

We will need substantial additional capital in the future. If we are unable to secure additional financing, we may be unable to commercialize our products or continue our research and development activities or other operations at current levels.

As of December 31, 2006, we had cash, cash equivalents and marketable securities of $325.2 million, compared to $460.2 million at December 31, 2005. We expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercialization activities for at least 12 months. Our estimates of future capital use are uncertain, and changes in our commercialization plans, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. For the fiscal years ended December 31, 2006, 2005 and 2004, our net losses were $274.3 million, $228.0 million and $155.1 million, respectively. We currently expect that our total costs and expenses, excluding cost of sales, for 2007 will be approximately $275.0 million to $285.0 million, compared to $312.5 million in 2006. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. We do not expect to generate sufficient revenues through our marketing and sales of Ranexa in the near term to achieve profitability or to fully fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. We will require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships and/or licensing arrangements in order to continue our research, development and commercialization activities.

The amount of additional funding that we will require depends on many factors, including, without limitation:

•	the amount of revenue that we are able to obtain from approved products, and the time and costs required to achieve those revenues;

•

the timing, scope and results of preclinical studies and clinical trials, especially our MERLIN TIMI-36 clinical trial of Ranexa, for which we currently expect data late in the first quarter of 2007 (if the study is successful, we could not incorporate data from the study into FDA-approved product labeling and commence promotion based on that revised labeling, if any, until 2008 at the earliest);

•	the costs of commercializing our products, including marketing, promotional and sales costs, product pricing, and discounts, rebates and product return rights extended to customers;

•	the costs of manufacturing or obtaining preclinical, clinical and commercial materials;

•	the size and complexity of our programs;

•	the time and costs involved in obtaining and maintaining regulatory approvals;

•	our ability to establish and maintain strategic collaborative partnerships, such as our arrangement with Astellas US LLC;

•	competing technological and market developments;

•	the costs involved in filing, prosecuting, maintaining and enforcing patents; and

•	progress in our research and development programs.

Additional financing may not be available on acceptable terms or at all. In April 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd., or Azimuth, which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 36 months. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. In 2006, Azimuth purchased an aggregate 2,744,118 shares for proceeds, net of issuance costs, of approximately $39.8 million under the purchase agreement. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 6,266,286 shares remaining for sale under the purchase agreement were sold at the $13.96 closing price of our common stock on December 31, 2006, the maximum additional aggregate net proceeds that we could receive under the purchase agreement with Azimuth would be approximately $82.2 million.

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

The results of our MERLIN TIMI-36 study may differ substantially from those obtained in earlier studies of Ranexa. In addition, while we have negotiated a special protocol assessment agreement with the FDA relating to the MERLIN TIMI-36 clinical study of Ranexa, this agreement does not guarantee any particular regulatory outcome from regulatory review of the study or the product, including any changes to product labeling or approvals.

Our MERLIN TIMI-36 clinical trial is a large clinical study of Ranexa, with approximately 6,500 patients enrolled. The trial was completed in September 2006 when more than 730 events (as defined by the composite study endpoint of cardiovascular death, myocardial infarction or severe recurrent ischemia), as well as 310 deaths from any cause, were observed in the study population. We presently expect preliminary results from the trial will become available late in the first quarter of 2007.

The data and results from the MERLIN TIMI-36 clinical study may differ substantially from those obtained in earlier clinical trials of Ranexa. For example, although our previous Phase 3 trials of Ranexa had positive results, our MERLIN TIMI-36 study of Ranexa is in a different patient population (of patients with acute coronary syndromes) with different entry criteria and for a different potential use, and involves the use of an intravenous formulation of ranolazine that has not been approved by the FDA. In addition, even though the MERLIN TIMI-36 study is powered at over 90% for the primary efficacy endpoint, this does not necessarily mean that there is a 90% probability that the study will meet the primary efficacy endpoint. The calculation of the statistical power of a study is based on several assumptions, any one of which may be incorrect. Power is the probability of obtaining a statistically significant difference between the study drug and the placebo control if the study drug really is different from control by a particular assumed amount. Therefore, if a study has a power of 90% and all of the assumptions are correct, including the assumed amount of difference between the study drug and the placebo control, then the probability that the study will show a statistically significant difference between the study drug and the placebo control is 90%. However, if one or more of the calculation’s assumptions is not correct, then the probability that the study will show a statistically significant difference between the study drug and the control may be greater or less than 90%. In the calculation of the MERLIN TIMI-36 study power for the primary efficacy endpoint, it was assumed that in the entire population of acute coronary syndrome patients there would be a 20% difference between Ranexa and placebo (the control in the study) in the risk of cardiovascular death, myocardial infarction or recurrent ischemia occurring after an acute coronary syndrome event. However, since Ranexa has never been studied in this patient population, we cannot assure you that the assumption of a 20% difference between Ranexa and placebo is correct. Therefore, the probability that the study will meet the primary efficacy endpoint may be less than 90%.

The MERLIN TIMI-36 clinical study has a complicated design and there are many potential outcomes from this study, ranging from strongly or weakly positive to strongly or weakly negative. The study results may be ambiguous and difficult to interpret. These factors and the inherent variability of clinical trial results mean that there can be no assurance that we will obtain positive results from the MERLIN TIMI-36 clinical study.

In July 2004, we announced that we reached written agreement with the FDA on a special protocol assessment, or SPA, agreement for the MERLIN TIMI-36 clinical trial of Ranexa. The FDA’s SPA process is used to create a written agreement between the sponsoring company and the FDA regarding clinical trial design, clinical endpoints, study conduct, data analyses and other clinical trial matters. It is intended to provide assurance that if pre-specified trial results are achieved, they may serve as the primary basis for an efficacy claim in support of a new drug application. However, an SPA agreement is not a guarantee of a product approval or of any labeling claims about the product. In particular, an SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement was entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if the sponsor company fails to comply with the agreed upon trial protocols. Even after an SPA agreement is finalized, the SPA agreement may be changed later. The FDA retains significant latitude and discretion in interpreting the terms of any SPA agreement, as well as in interpreting the data and results from any study that is the subject of an SPA agreement.

Under our SPA agreement with the FDA relating to the MERLIN TIMI-36 clinical study, the FDA agreed that this study could support potential approval of Ranexa as first-line therapy for patients suffering from chronic angina if treatment with Ranexa is not associated with an adverse trend in death and arrhythmia compared to placebo, even if statistical significance for the primary efficacy endpoint in the study (which does not relate to chronic angina) is not achieved. However, the term “no adverse trend in death and arrhythmia” is not defined in the SPA agreement, we have not discussed with the FDA the potential meaning(s) of the phrase, and we do not know how the agency will interpret this aspect of the SPA agreement in the context of the data and results from the MERLIN TIMI-36 study (assuming that we submit those data and results to the agency for review in an approval application). If we submit an approval application to the FDA for review, we expect that the FDA will review all the safety data and results from the study (including those relating to death and arrhythmia), and will exercise its broad regulatory discretion in interpreting these data and results and the terms of the SPA agreement, in determining whether the data and results demonstrate that Ranexa is or is not associated with an adverse trend in death and arrhythmia, and in determining whether to approve the product for first-line therapy for chronic angina patients, and what labeling changes to allow, if any. As a result, there is significant uncertainty as to whether the MERLIN TIMI-36 study would support a potential approval of Ranexa as first-line therapy for patients suffering from chronic angina and what labeling changes would result.

The SPA agreement also requires that we successfully complete a clinical evaluation of higher doses of Ranexa before any potential approval of Ranexa as first-line therapy for patients suffering from chronic angina. We have completed the clinical evaluation of higher doses of Ranexa, and believe that the data and results from this separate study will satisfy this additional SPA requirement. However, we have not submitted these data and results to the FDA for review in an approval application and we thus do not know if the FDA will agree that this aspect of the SPA agreement has been satisfied.

Under our SPA agreement with the FDA relating to the MERLIN TIMI-36 clinical study, this study could also result in approval of Ranexa for the treatment and long-term prevention of acute coronary syndromes, if the study meets its primary efficacy endpoint. Typically, the FDA requires positive results from at least two Phase 3 studies to support approval for a new indication. While the FDA agreed in our SPA agreement that positive data and results from just one Phase 3 study of patients with acute coronary syndromes (the MERLIN TIMI-36 study) could result in approval of Ranexa for the treatment and long-term prevention of this condition, the agency retains significant discretion in interpreting these terms of the SPA agreement and the data and results from the MERLIN TIMI-36 study. As a result, we have no assurance that the MERLIN TIMI-36 data and results will allow us to expand or otherwise improve the approved product labeling for Ranexa.

In connection with our SPA agreement relating to the MERLIN TIMI-36 clinical study, we expect that the FDA will review our compliance with the protocol under our SPA agreement. We also expect that the FDA will conduct inspections of some of the approximately 450 MERLIN TIMI-36 clinical sites, most of which are located in 16 foreign countries. We do not know whether the clinical sites will pass such FDA inspections, and negative inspection results could significantly delay or prevent any potential regulatory approval or expansion of the product labeling for Ranexa.

We do not know how the FDA will interpret the commitments under our SPA agreement relating to the MERLIN TIMI-36 clinical study (or the related clinical evaluation of higher doses of Ranexa) as these commitments relate to the potential for first-line use in chronic angina and the potential for use in acute coronary syndromes, how the FDA will interpret the data and results from the MERLIN TIMI-36 clinical study (or the separate clinical evaluation of higher doses of Ranexa), or whether Ranexa will receive any additional regulatory approvals or any expanded or otherwise improved product labeling as a result of these clinical study(ies) or this SPA agreement. In particular, significant uncertainty remains regarding the potential impact on the product of any data and results from the MERLIN TIMI-36 clinical trial. Even if the study results are positive and the FDA decides to approve expanded product labeling, such positive results could not be incorporated into any FDA-approved product labeling for Ranexa and we could not commence promotion based on that revised labeling until 2008 at the earliest. In any event, the additional safety data we receive from the MERLIN TIMI-36 study, whether positive or negative, will require us to modify the product’s labeling, even if we do not submit any approval applications seeking other labeling changes based on the study. If the MERLIN TIMI-36 study has negative or ambiguous results, our continued ability to commercialize Ranexa could be seriously impaired or stopped altogether, and we may become subject to product liability and other claims against us. Negative or ambiguous data and results from this study could cause the FDA to further limit or restrict the approved labeling for Ranexa, or even require withdrawal of the product from the market. Any of these events would adversely affect the market acceptance of Ranexa, our only approved product, and also adversely affect our cash position, results of operations and stock price.

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

Delays in approvals or rejections of marketing applications in the United States or foreign markets may be based upon many factors, including regulatory requests for additional analyses, reports, clinical inspections, clinical and/or preclinical data and/or studies, questions regarding data or results, unfavorable review by advisory committees, changes in regulatory policy during the period of product development and/or the emergence of new information regarding our products or other products. For example, in 2005 we withdrew our marketing authorization application for ranolazine filed with the European Medicines Agency, because the regulatory authority requested additional clinical pharmacokinetic data regarding the product prior to approval. In December 2006, we announced that we had submitted a new marketing authorization application seeking approval of ranolazine for the treatment of chronic angina with the European Medicines Agency. This new application includes additional data and results from studies conducted after March 2004.

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

Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information (including on other products), changing policies and agency funding, staffing and leadership. We cannot be sure whether current or future changes in the regulatory environment will be favorable or unfavorable to our business prospects. For example, we were informed by the FDA in 2006 that the agency has transferred responsibility for our regadenoson program to a review division at the FDA that has not previously handled the program. The development program for regadenoson is at a late stage, with two Phase 3 studies successfully completed and a potential new drug application filing in mid-2007. The FDA transfer of review responsibility for the program could disrupt ongoing and anticipated communications with the agency. We do not know if the new review division will adhere to key agreements on the development program that were discussed and agreed to previously with the prior review division (and with whom we did not negotiate any SPA agreement for this program), such as the Phase 3 study design, which is a novel approach to the evaluation of a pharmacological stress agent. As a result of this transfer, our ability to submit a new drug application, if any, and/or obtain potential product approval from the FDA for regadenoson could be negatively affected.

The fact that the design of our two successful Phase 3 studies of regadenoson is novel may also delay or prevent any potential approval of a new drug application for regadenoson. The two identical Phase 3 studies are non-inferiority studies, using a complex comparison based on multiple readings of reperfusion imaging scans by various blinded human scan readers. This is an unusual study design and there is an inherently high degree of variability in the reading of reperfusion imaging scans (meaning that a single scan reviewed by two different readers, or even a single scan reviewed twice by the same reader, can produce different results). These studies also required blinded human readers to review and interpret electrocardiographic data, a process that is also subject to inherent interpretative variability. Even though both Phase 3 studies of regadenoson had positive results, there can be no assurance that the data will be sufficient to obtain marketing approval for regadenoson in the United States or abroad.

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

•

new data or adverse event information relating to the product or any similar products and any resulting regulatory action, especially our MERLIN TIMI-36 clinical trial of Ranexa and any regulatory action resulting therefrom;

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

For example, we believe that the approved product labeling for Ranexa has had and will continue to have a direct impact on our marketing, promotional and sales programs for this product, and could adversely affect market acceptance of this product. In addition, we believe that physician prescribing patterns are substantially affected by the experience of patients for whom they prescribe a product, particularly a new product such as Ranexa. For example, the approved product labeling for Ranexa contains contraindications and warnings regarding a potential safety risk of QT prolongation and a type of fatal arrhythmia, among other potential risks. If physicians in the United States react negatively to the product because of how they perceive the approved product labeling, or if patients for whom they prescribe Ranexa do poorly on the drug, physicians may decide that the benefit and risk of the product do not favor wider or any usage, and may reserve the use of the product for only a small group of patients with chronic angina, or not use the product at all, resulting in lower product acceptance and lower product revenues.

Regulatory authorities approve product labeling with reference to the preclinical and clinical data that form the basis of the product approval, and as a result the scope of approved labeling is generally impacted by the available data. The approved product labeling for Ranexa states that because Ranexa prolongs the QT interval in a dose-dependent manner, the product should be reserved for use in chronic angina patients who have not achieved an adequate response with other antianginal drugs, and should be used in combination with other common antianginal treatments, specifically amlodipine, beta-blockers or nitrates. As a result, Ranexa is approved for only a portion of the overall angina patient population in the United States. Any approval of Ranexa for broader use with angina patients will require, among other things, successful completion of our large MERLIN TIMI-36 clinical trial, from which preliminary results are expected late in the first quarter of 2007. If the study is successful, we could not incorporate data from the study into FDA-approved product labeling and commence promotion based on that revised labeling, if any, until 2008 at the earliest. We cannot assure you that the MERLIN TIMI-36 clinical trial will succeed or allow us to expand the approved labeling for Ranexa. If the MERLIN TIMI-36 study has negative or ambiguous results, our continued ability to commercialize Ranexa could be seriously impaired or stopped altogether, and we may become subject to product liability and other claims against us.

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

The pharmaceutical and biopharmaceutical industries, and the market for cardiovascular drugs in particular, are intensely competitive. Ranexa and any of our product candidates that receive regulatory approval will compete with well-established, proprietary and generic cardiovascular therapies that have generated substantial sales over a number of years and are widely used and accepted by health care practitioners. For example,

ACEON® (perindopril erbumine) Tablets, which we co-promoted until October 2006, is a member of the highly competitive class of drugs known as ACE inhibitors. Although the FDA approved ACEON® for the treatment of patients with stable coronary artery disease to reduce the risk of cardiovascular mortality or nonfatal myocardial infarction in August 2005, our marketing and promotional efforts did not materially increase overall market acceptance beyond minimal product sales levels. As a result, in October 2006, we terminated our co-promotion agreement for ACEON®.

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

We launched Ranexa in the United States market in March 2006 and recognized revenues from sales of Ranexa for the first time in the quarter ended June 30, 2006. Although we co-promoted ACEON® in the United States until October 2006, Ranexa is now our only commercial product, and we expect that Ranexa will account for all of our product sales for the next several years unless we obtain rights to other approved products. In order for us to successfully commercialize Ranexa, our sales of Ranexa must increase significantly from current levels. We continue to spend significant amounts of capital in connection with the commercialization of Ranexa, and to invest significant amounts of capital in the development of Ranexa, especially through our MERLIN TIMI-36 clinical trial, which is a large and costly outcomes study. Any future labeling expansion of Ranexa is dependent on a successful outcome of the MERLIN TIMI-36 trial, for which we expect preliminary results late in the first quarter of 2007. If the study is successful, we could not incorporate data from the study into FDA-approved product labeling and commence promotion based on that revised labeling, if any, until 2008 at the earliest. Even if our MERLIN TIMI-36 trial is successful, the data and results from the study may not be compelling enough to enable us to successfully promote the product and increase product sales. The MERLIN TIMI-36 study has a complicated design and the data and results may range from strongly or weakly positive to strongly or weakly negative, and may be ambiguous and difficult to interpret. If the MERLIN TIMI-36 study has negative or ambiguous results, our continued ability to commercialize Ranexa could be seriously impaired or stopped altogether, and we may become subject to product liability and other claims against us.

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

We may increase or decrease the size of our sales force in the future, depending on many factors, including the effectiveness of the sales force, the level of market acceptance of Ranexa, and the results of our MERLIN TIMI-36 clinical trial of Ranexa, for which we expect preliminary results late in the first quarter of 2007. Developing and implementing key marketing messages and programs, as well as deploying, retaining and managing a national sales force and additional personnel, is very expensive, complex and time-consuming. We do not know if our marketing strategies and programs will be effective. We also do not know if our sales force is sufficient in size, scope or effectiveness to compete successfully in the marketplace and gain acceptance for Ranexa. Among other factors, we may not be able to gain sufficient access to healthcare practitioners, which would have a negative effect on our ability to promote Ranexa and gain market acceptance. Even if we gain access to healthcare practitioners, we may not be able to change prescribing patterns in favor of Ranexa. For example, our marketing and sales efforts relating to ACEON® in the United States prior to our termination of our co-promotion agreement for ACEON® did not produce a significant increase in prescribing patterns relating to that product.

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

If we or others identify previously unknown side effects for Ranexa or any products perceived to be similar to Ranexa, or if any already known side effect becomes a more serious or frequent concern than was previously thought on the basis of new data or other developments, or if manufacturing problems occur, then in any of those circumstances:

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

Unlike other treatments for angina currently being used in the United States, the approved labeling for Ranexa warns of the risk that because the product prolongs the QT interval, it may cause a type of fatal arrhythmia known to healthcare practitioners as torsades de pointes. This fatal arrhythmia occurs in the general population of patients with cardiovascular disease at a low rate of incidence (although the precise rate may be debatable), and can be triggered by a wide variety of factors including drugs, genetic predisposition and medical conditions (such as low blood potassium levels or slow heart rate) that are not uncommon among patients with cardiovascular disease. Now that Ranexa is approved in the United States, the product is being used in a wider population and in a less rigorously controlled fashion than in clinical studies of the product, including in patients with chronic angina who may be predisposed to the occurrence of torsades de pointes or other fatal arrhythmias. These patients are often receiving other medications for a variety of conditions. In this potential patient population for Ranexa, it is inevitable that some patients receiving Ranexa will die suddenly, that in some or even many of these cases there will not be sufficient information available to rule out Ranexa as a contributing factor or cause of mortality, and that required safety reporting from physicians or from us to regulatory authorities may link Ranexa to torsades de pointes, sudden death or other serious adverse effects. As a result, regulatory authorities, healthcare practitioners and/or patients may perceive or conclude that the use of Ranexa is associated with torsades de pointes, sudden death, or other serious adverse effects, any of which could mean that our ability to commercialize Ranexa could be seriously impaired or stopped altogether, our SPA agreement with the FDA regarding our MERLIN TIMI-36 study could be negatively affected, and we may become subject to potentially significant product liability litigation and other claims against us. This would harm our business, increase our cash requirements and result in continued operating losses and a substantial decline in our stock price.

We may be subject to product liability claims and we have only limited product liability insurance.

The manufacture and sale of human drugs and other therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. The approved labeling for Ranexa includes warnings regarding QT prolongation and the risk of arrhythmias and sudden death and tumor promotion. We may be subject to product liability claims in the future, including if patients who have taken Ranexa die, experience arrhythmias, contract cancer, or suffer some other serious adverse effect. Any product liability claims could have a material negative effect on the market acceptance and sales of our products. We currently have only limited product liability insurance for clinical trials testing and only limited commercial product liability insurance. We do not know if we will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. This type of insurance is expensive and may not be available on acceptable terms or at all. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to continue to develop or commercialize our products or any product candidates that may receive regulatory approval in the future. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to make substantial payments. This could adversely affect our cash position and results of operations and could increase the volatility of our stock price.

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

Our ability and the ability of our collaborative partners to market and sell Ranexa and any of our product candidates that receive regulatory approval in the future will depend significantly on the extent to which reimbursement for the cost of Ranexa and those product candidates and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third party payers and governmental health administration authorities are increasingly attempting to limit and/or regulate the price of medical products and services, especially branded prescription drugs. In addition, the increased emphasis on managed healthcare in the United States will put additional pressure on product pricing and usage, which may adversely affect our product sales and revenues.

For example, under the Medicare Prescription Drug Improvement and Modernization Act of 2003, Medicare beneficiaries are now able to elect coverage for prescription drugs under Medicare Part D, and the various entities providing such coverage have set up approved drug lists or formularies and are negotiating rebates and other price concessions from pharmaceutical manufacturers, which impacts drug access, patient copayments and product revenues, and may increase pressure to lower prescription drug prices over time. The full impact of this new law on our business as it relates to Ranexa in the United States is not yet clear to us. However, these changes in Medicare reimbursement could have a negative effect on the revenue that we derive from sales of Ranexa, for example, when we provide rebates and other price concessions in order for Ranexa to be placed on approved drug lists or formularies. Any additional changes in the law, including potential changes to Medicare Part D, could also place pressure on product pricing and usage.

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

In February 2006, we set the wholesale acquisition cost of Ranexa at a higher price than the cost of any other antianginal drug currently on the market in the United States. In 2007, we increased the wholesale acquisition cost of Ranexa to adjust for inflation. Our pricing for Ranexa may result in less favorable reimbursement and formulary positioning for the product with third party payers and under government programs including Medicare, and may result in more or higher barriers to patient access to the product such as higher co-payments and/or prior authorization requirements. If we fail to obtain favorable reimbursement or formulary positioning for Ranexa, health care providers may limit how much or under what circumstances they will prescribe or administer these products, and patients may resist having to pay out-of-pocket for these products. We are offering discounts or rebates to some customers to attempt to contract for favorable formulary status, which will lower the amount of product revenues we receive. In addition, our product revenues are affected by our pricing for the two approved dosages for Ranexa and by the dosages most commonly prescribed by physicians. To date, the lower-priced, lower dosage of Ranexa is the most commonly prescribed dosage, which impacts product revenues but may also support favorable formulary positioning by third party payers. These competing factors will affect the market acceptance of Ranexa in the United States as well as the amount of product revenues we will receive for the product.

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

Our commercialization efforts in the United States are subject to various federal and state laws pertaining to pharmaceutical promotion and healthcare fraud and abuse, including the Food, Drug and Cosmetic Act, the Prescription Drug Marketing Act, and federal and state anti-kickback, fraud and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to offer or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a drug. The federal government has published many regulations relating to the anti-kickback statutes, including numerous safe harbors or exemptions for certain arrangements. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.

Our activities relating to the sale and marketing of our products, and those of our strategic partners, will be subject to scrutiny under these laws and regulations. It may be difficult to determine whether or not our activities, or those of our strategic partners, comply with these complex legal requirements and regulations. Violations are punishable by significant criminal and/or civil fines and other penalties, as well as the possibility of exclusion of the product from coverage under governmental healthcare programs, including Medicare and Medicaid. If the government were to investigate or make allegations against us or any of our employees, or sanction or convict us or any of our employees, of violating any of these laws, this could have a material adverse effect on our business, including our stock price. Similarly, under our license and collaboration arrangement with respect to regadenoson, if Astellas becomes subject to investigation, allegation or sanction, our ability to continue to obtain revenues from its sale, if approved, could be seriously impaired or stopped altogether.

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

We are dependent on the performance of our key strategic collaborative partners for the successful commercialization of our products. Our key collaborative partnerships include the following:

•

Biogen Idec Inc. (formerly Biogen Inc.)—a 1997 license agreement under which we licensed rights to Biogen to develop and commercialize products produced based on our A1 adenosine receptor antagonist patents or technologies, which Biogen Idec has labeled its Adentri™ program; and

•

Astellas US LLC (formerly Fujisawa Healthcare, Inc.)—a 2000 collaboration and license agreement to develop and commercialize second generation pharmacologic cardiac stress agents, including regadenoson.

The successful commercialization of our regadenoson program and of the Adentri™ program will each depend significantly on the efforts of our collaborative partners for each of these programs. For example, under our agreement with Astellas, Astellas is responsible for the commercial manufacture and distribution, marketing and sales of regadenoson in North America, if approved. Biogen Idec has sole responsibility for all worldwide development and commercialization of products from the Adentri™ program, if any.

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

For example, we have entered into several agreements with third party manufacturers relating to Ranexa, including for commercial-scale active pharmaceutical ingredient, bulk tablet manufacturing, packaging and supply of an important raw material component of the product. We currently rely on a single supplier at each step in the production cycle for Ranexa. In addition, under our agreement with Astellas relating to regadenoson, Astellas is responsible for the commercial manufacture and supply of regadenoson, if approved, and in turn is dependent on third parties for the manufacture of the active pharmaceutical ingredient and the drug product. Our ability to commercialize Ranexa, and Astellas’ ability to commercialize regadenoson, if approved, is entirely dependent on these arrangements, and would be affected by any delays or difficulties in performance on the part of the contract manufacturers. For example, in the case of our Ranexa supply chain, because we rely on a single manufacturer at each step in the production cycle for the product, the failure of any manufacturers to supply product on a timely basis or at all, or to manufacture our product in compliance with product specifications or applicable quality or regulatory requirements, or to manufacture product or samples in volumes sufficient to meet market demand, would adversely affect our ability to commercialize Ranexa and could negatively affect our operating results. For example, a quality problem in the Ranexa supply chain could result in an inventory write-off that could negatively affect our operating results.

Furthermore, we and our third party manufacturers, laboratories and clinical testing sites may be required to pass pre-approval inspections of facilities by the FDA and corresponding foreign regulatory authorities before obtaining marketing approvals, including for any new drug application, if any, relating to one of our other product candidates, such as regadenoson. Even after product approval, our facilities and those of our contract manufacturers remain subject to periodic inspection by the FDA and other domestic and foreign regulatory authorities. We cannot guarantee that any such inspections will not result in compliance issues that could prevent or delay marketing approval or negatively impact our ability to maintain product approval or distribution, or require us to expend money or other resources to correct. In addition, we or our third party manufacturers are required to adhere to stringent federal regulations setting forth current good manufacturing practices for pharmaceuticals. These regulations require, among other things, that we manufacture our products and maintain our records in a carefully prescribed manner with respect to manufacturing, testing and quality control activities. In addition, drug product manufacturing facilities in California must be licensed by the State of California, and other states may have comparable requirements. We cannot assure you that we will be able to obtain such licenses when and where needed.

Any delay in the development of any of our drug product candidates will harm our business. Any delay in the completion of our MERLIN TIMI-36 clinical trial of Ranexa would increase our cash requirements and result in operating losses. In addition, data and results from clinical trials may differ substantially from those obtained in earlier studies.

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

Our MERLIN TIMI-36 clinical trial is a large clinical study of Ranexa, in which the completion and duration of the study is based on achieving specified numbers of events. Patient enrollment in the trial was completed in May 2006, with approximately 6,500 patients enrolled. The trial was completed in September 2006 when more than 730 events (as defined by the composite study endpoint of cardiovascular death, myocardial infarction or severe recurrent ischemia), as well as 310 deaths from any cause, were observed in the study population. Although we presently expect preliminary results from the trial will become available late in the first quarter of 2007, the results from our MERLIN TIMI-36 clinical trial may be delayed due to many factors, including if we or our contract research partners experience difficulties in scheduling final patient visits to the clinic, closing out study sites, collecting data or preparing the blinded study database for unblinding and review. The MERLIN TIMI-36 clinical trial of Ranexa is a large and expensive clinical study, and any delay in obtaining its results would adversely affect our statements of operations and increase the period of uncertainty about its results.

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

The successful development of our products is substantially dependent on the successful and timely performance of clinical research organizations and foreign clinical sites. We use clinical research organizations to perform a variety of tasks in the conduct of our clinical trials, including patient recruitment, project management, monitoring and auditing of clinical sites, data management, data analysis, and core laboratory services. For example, we have relied on several clinical research organizations to conduct almost all aspects of our MERLIN TIMI-36 study of Ranexa. With approximately 450 clinical sites and over 6,500 patients enrolled in the study, the MERLIN TIMI-36 study is the largest and most complicated clinical trial that we have conducted to date, and it is a complex trial to complete and close-out. We have a very limited ability to control the quality of personnel assigned by clinical research organizations to our projects. If any of these tasks are not performed by our clinical research organizations in an accurate and timely fashion, our clinical trials may be delayed and the results of our clinical trials may be adversely affected. In addition, our heavy reliance on clinical research organizations may subject us and the clinical research organizations to additional demanding regulatory inspections, which can delay and adversely affect the regulatory review and approval of our products (e.g., Ranexa in the case of the MERLIN TIMI-36 study) and product candidates (e.g., regadenoson).

A significant portion of the sites conducting clinical trials of our product candidates are outside of the United States. The use of foreign clinical sites is often subject to additional risks. For example, contracts, informed consents, study protocols and complex medical terminology must be accurately translated into foreign languages. During the conduct of the study, study data contained in foreign-language source documents must be accurately and timely translated into English and reported back to study authorities. In addition, standards of medical care, clinical practice and patient populations vary from country to country, as well as the degree and manner of regulatory oversight. All of these factors introduce heterogeneity into the study, which makes the conduct of the study more complex. Due in part to the added complexity of conducting foreign clinical trials, we expect that the FDA and other regulatory authorities may be likely to conduct clinical site inspections of foreign clinical sites in connection with the review of marketing applications covering our products. To the extent that the FDA or other regulatory authorities are not satisfied with the foreign clinical site, the data from the affected sites may be excluded from the trial’s database or there may be other impacts, which can adversely affect the results of the study or the timing or results of the regulatory authority’s review of any marketing application containing those study results. Our MERLIN TIMI-36 clinical study of Ranexa has been conducted in the United States and in 16 foreign countries. Our business would be harmed if the completion, availability or quality of the results of our MERLIN TIMI-36 study is delayed or adversely affected by any of these factors.

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

If we are unable to effectively protect our intellectual property, we may be unable to complete development of any products and we may be put at a competitive disadvantage; and, if we are involved in an intellectual property rights dispute, we may not prevail and may be subject to significant liabilities or required to license rights from a third party, or cease one or more product programs.

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

Product/Product Candidate	United States Primary Compound Patent Expiration
Ranexa	2003	*
Regadenoson	2019

*	Because ranolazine is a new chemical entity, under applicable United States laws we have received marketing exclusivity as a new chemical entity for the ranolazine compound until January 2011. In addition, the United States compound patent relating to Ranexa has been granted several one-year interim patent term extensions under the Hatch-Waxman Act, and we expect that a patent term extension under the Hatch-Waxman Act, will be granted which will extend the patent protection to May 2008 for the approved product, which is the Ranexa extended-release tablet, for the use in chronic angina approved by the FDA in January 2006. Also, the United States Patent and Trademark Office has issued patents claiming various sustained release formulations of ranolazine and methods of using sustained release formulations of ranolazine, including the formulation tested in our Phase 3 trials for Ranexa, for the treatment of chronic angina. These patents expire in 2019. We do not presently have any issued patent claims covering any intravenous formulation of ranolazine on a stand-alone basis, and we may not be able to obtain any issued patent claims that relate to intravenous ranolazine product(s) or the use(s) of ranolazine studied in the MERLIN TIMI-36 study. After January 2011, patent term extension and new chemical entity exclusivity under the laws of the United States will no longer be available for ranolazine, and unless additional exclusivity relating to a successful supplemental new drug application can be obtained and that exclusivity period extends past January 2011, we will be entirely reliant on our owned or licensed patents claiming uses and formulations of Ranexa, especially the formulation and method of use patents described above, to continue to protect our substantial investments in Ranexa’s development and commercialization. It is possible that one or more competitors could develop competing products that do not infringe these patent claims, or could succeed in invalidating or rendering unenforceable all or any of these issued patent claims. One or more of these patents could be lost through a reissue or reexamination submission and subsequent evaluation by the United States Patent and Trademark Office or through litigation (or other proceeding) wherein issues of validity and/or enforceability such as inequitable conduct, inventorship, ownership, prior art, and/or enablement can be raised. These patents could also be lost as a result of interference or opposition proceedings. Any intellectual property-related claims against us relating to any of these patents, with or without merit, as well as any claims initiated by us against third parties, if any, may be time-consuming, expensive and risky to defend or prosecute. In general, if we assert a patent against an alleged infringer and the alleged infringer is successful in invalidating one, more or all of the patent, or in having the patent declared unenforceable, the protection afforded by the patent is diminished or lost.

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

In addition, generic challenges and related patent litigation are common in the biopharmaceutical industry. Such litigation may be necessary to enforce any patents or trademarks issued to us and/or to our corporate partners, or to determine the scope and validity of the proprietary rights of us or third parties, including our corporate partners. For example, in May 2005, Astellas, our corporate partner for the regadenoson program in North America, announced that Astellas and a third party filed a patent infringement lawsuit against several generic companies relating to the submission of an abbreviated new drug application seeking approval of a generic version of Adenoscan® (adenosine injection), a pharmacologic stress agent approved for marketing in the United States. Regadenoson, if approved, would be intended to be a second generation pharmacologic stress agent in the United States market. It is likely that a decision in the patent litigation relating to Adenoscan® (adenosine injection), or the end of the up to 30-month stay related to this litigation, will occur before any potential approval, if any, of a new drug application for regadenoson, which could impact Astellas’ transition from marketing one product to the second generation product. Litigation, interference and opposition proceedings, even if they are successful, are expensive, time-consuming and risky to pursue, and we could use a substantial amount of our financial resources in any such case.

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

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit filed in August 2003 in the U.S. District Court for the Northern District of California captioned Crossen v. CV Therapeutics, Inc., et al. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations were filed against the defendants. In November 2003, the court appointed a lead plaintiff, and in December 2003, the court consolidated all of the securities class actions filed to date into a single action captioned In re CV Therapeutics, Inc. Securities Litigation. In January 2004, the lead plaintiff filed a consolidated complaint. We and the other named defendants filed motions to dismiss the consolidated complaint in March 2004. In August 2004, these motions were granted in part and denied in part. The court granted the motions to dismiss by two individual defendants, dismissing both individuals from the action with prejudice, but denied the motions to dismiss by us and the two other individual defendants. After the motion to dismiss was decided, this action entered the discovery phase. In October 2006, we reached a preliminary agreement to settle this action. Under the terms of the preliminary agreement, our insurers will pay an aggregate of $13.5 million to settle all claims and to pay the court-approved fees of plaintiff’s counsel. The defendants will receive a complete release of all claims and expressly deny any wrongdoing. The preliminary agreement is subject to standard conditions, including final court approval. There can be no assurance that final court approval will be obtained. Separately, we are participating in dispute resolution proceedings beginning in February 2007 with an insurer over whether or not we will reimburse that insurer for a portion of the insurer’s contribution to the settlement. The amount of our reimbursement will not exceed $2.25 million, and may be a lesser amount or zero.

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

Some of our costs and expenses are denominated in foreign currencies. Most of our foreign expenses are associated with our clinical studies, such as our MERLIN TIMI-36 clinical trial of Ranexa, or the operations of our United Kingdom-based wholly owned subsidiary. We are primarily exposed to changes in exchange rates with Europe and Canada. When the United States dollar weakens against these currencies, the dollar value of the foreign-currency denominated expense increases, and when the dollar strengthens against these currencies, the dollar value of the foreign-currency denominated expense decreases. Consequently, changes in exchange rates, and in particular a weakening of the United States dollar, may adversely affect our results of operations. We currently do not hedge against our foreign currency risks.

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

Risk Factors Relating to Our Common Stock and Convertible Debt

Investor confidence and share value may be adversely impacted if our independent auditors provide to us an adverse opinion or a disclaimer of opinion regarding the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission, or SEC, adopted rules requiring public companies to include in annual reports on Form 10-K an assessment by management of the effectiveness of internal control over financial reporting. In addition, we are required to have our independent auditors attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting. This requirement applies to each of our annual report filings on Form 10-K. With the commencement of commercial operations, we have designed, implemented and documented new internal controls for these activities. In addition, we are dependent on the internal controls maintained by our collaborative partners and service providers. If we are not successful in implementing these new internal controls for commercial operations, or if our collaborative partners fail to maintain adequate internal controls on which we rely to prepare our financial statements, our management may determine that our internal control over financial reporting is not effective. In addition, if our independent auditors are not satisfied with the effectiveness of our internal control over financial reporting, including the level at which these controls are documented, designed, operated or monitored, then they may issue an adverse opinion or a disclaimer of opinion. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding.

The market price of our stock has been and may continue to be highly volatile, and the value of an investment in our common stock may decline.

Within the last 12 months, our common stock has traded between $9.45 and $27.48 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Announcements and other events may have a significant impact on the market price of our common stock. We may have no control over information announced by third parties, such as our corporate partners or our competitors, which may impact our stock price.

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

In addition, if we fail to reach an important research, development or commercialization milestone or result by a publicly expected deadline, even if by only a small margin, there could be a significant impact on the market price of our common stock. In addition, as we approach the announcement of important news, such as the results of the MERLIN TIMI-36 study (for which we currently expect data late in the first quarter of 2007), and as we announce such news, we expect the price of our common stock to be particularly volatile, and negative news would have a substantial negative impact on the price of our common stock.

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

As of December 31, 2006, we had approximately $399.5 million in long-term convertible debt and aggregate annual debt service obligations on this debt of approximately $11.0 million. If we issue other debt securities in the future, our debt service obligations and interest expense will increase. We intend to fulfill our debt service obligations from our existing cash and investments. In the future, if we are unable to generate cash or raise additional cash through financings sufficient to meet these obligations and need to use existing cash or liquidate investments in order to fund these obligations, we may have to delay or curtail research, development and commercialization programs. In addition, our failure to comply with the covenants and conditions in the indentures covering our convertible debt, such as our failure to make timely interest payments or our failure to timely file periodic reports required under the Securities Exchange Act of 1934, could trigger a default under our convertible debt. Any default could result in the acceleration of the payment of our approximately $399.5 million of outstanding debt, which would have a material adverse effect on our cash position and on our ability to maintain operations at our current levels or at all.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. For example, in April 2006, we entered into a common stock purchase agreement with Azimuth, which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 36 months. Azimuth is not required to purchase shares of our common stock when the price of our common stock is below $10 per share. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. In 2006, Azimuth purchased an aggregate 2,744,118 shares of our common stock for proceeds, net of issuance costs, of approximately $39.8 million under the purchase agreement. Our existing common stockholders will experience immediate dilution upon the purchase of any additional shares of our common stock by Azimuth.

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

We currently lease three buildings used as laboratory and office space in Palo Alto, California. The first building has approximately 61,000 square feet of space and the second has approximately 48,000 additional square feet of space. The lease term for both buildings runs through April 2016 with an option to renew for nine years. Our third building, leased in late 2000, has approximately 73,000 square feet of space and a lease term that runs through April 2012 with no renewal option. This agreement is secured by an irrevocable letter of credit. Our European subsidiary leases approximately 4,000 square feet of office space in Stevenage, Hertfordshire in the United Kingdom. That lease expires in February 2008. We believe that these facilities will be adequate to meet our needs through 2007.

Item 3.	Legal Proceedings

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit filed in August 2003 in the U.S. District Court for the Northern District of California captioned Crossen v. CV Therapeutics, Inc., et al. The lawsuit was brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations were filed against the defendants. In November 2003, the court appointed a lead plaintiff, and in December 2003, the court consolidated all of the securities class actions filed to date into a single action captioned In re CV Therapeutics, Inc. Securities Litigation. In January 2004, the lead plaintiff filed a consolidated complaint. We and the other named defendants filed motions to dismiss the consolidated complaint in March 2004. In August 2004, these motions were granted in part and denied in part. The court granted the motions to dismiss by two individual defendants, dismissing both individuals from the action with prejudice, but denied the motions to dismiss by us and the two other individual defendants. After the motions to dismiss were decided, this action entered the discovery phase. In October 2006, we reached a preliminary agreement to settle this action. Under the terms of the preliminary agreement, our insurers will pay an aggregate of $13.5 million to settle all claims and to pay the court-approved fees of plaintiff’s counsel. The defendants will receive a complete release of all claims and expressly deny any wrongdoing. The preliminary agreement is subject to standard conditions, including final court approval. There can be no assurance that final court approval will be obtained. Separately, we are participating in dispute resolution proceedings beginning in February 2007 with an insurer over whether or not we will reimburse that insurer for a portion of the insurer’s contribution to the settlement. The amount of our reimbursement will not exceed $2.25 million, and may be a lesser amount or zero.

In addition, certain of our officers and directors have been named as defendants in a derivative lawsuit filed in August 2003 in California Superior Court, Santa Clara County, captioned Kangos v. Lange, et al., which named CV Therapeutics as a nominal defendant. The plaintiff in this action is one of our stockholders who sought to bring derivative claims on behalf of CV Therapeutics against the defendants. The lawsuit alleged breaches of fiduciary duty and related claims based on purportedly misleading statements concerning our new drug application for Ranexa. In November 2006, we reached a preliminary agreement to settle this action. Under the terms of the preliminary agreement, we agreed to implement certain non-material corporate governance changes, and our insurers will pay the court-approved fees of plaintiff’s counsel. The defendants will receive a complete release of all claims and expressly deny any wrongdoing. The preliminary agreement is subject to standard conditions, including final court approval. There can be no assurance that final court approval will be obtained.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. Accordingly, no expense accrual has been established for these lawsuits. In the event of an adverse outcome, our business could be harmed.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “CVTX”.

The following table sets forth, for the periods indicated, the intraday high and low price per share of the common stock on the Nasdaq Global Market.

	High	Low
Year Ended December 31, 2006
First Quarter	$27.15	$21.63
Second Quarter	$23.16	$12.81
Third Quarter	$13.76	$9.75
Fourth Quarter	$14.07	$10.87

Year Ended December 31, 2005
First Quarter	$23.76	$19.15
Second Quarter	$23.73	$19.39
Third Quarter	$29.79	$22.15
Fourth Quarter	$28.42	$23.38

On February 21, 2007, the closing price for our common stock was $13.01 per share. As of February 21, 2007, we had approximately 68 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore, do not anticipate paying any cash dividends in the foreseeable future.

Sales and Repurchases of Securities

We did not sell unregistered securities during our fiscal year ended December 31, 2006. We did not repurchase any of our equity securities during the fourth quarter of the year ended December 31, 2006.

Performance Measurement Comparison*

The following graph and table show the cumulative total stockholder return of an investment of $100 in cash from the close of the market on December 31, 2001 through December 31, 2006 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends, although dividends have not been declared on our common stock. In prior years, we have used the Nasdaq Stock Market (U.S.) Index as one of our comparator graphs. The Nasdaq Stock Market (U.S.) Index was discontinued in 2006. As a result, we have replaced the Nasdaq Stock Market (U.S.) Index with the Nasdaq Composite Index as one of our comparator graphs.

	12/01	12/02	12/03	12/04	12/05	12/06
CV Therapeutics, Inc.	100.00	35.02	28.30	44.21	47.54	26.84
NASDAQ Composite	100.00	71.97	107.18	117.07	120.50	137.02
NASDAQ Biotechnology	100.00	62.08	90.27	99.08	111.81	110.06

*	This section is not “soliciting material,” is not deemed “filed” with the Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	Selected Financial Data

The data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this document and also with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Certain reclassifications have been made to prior period balances in order to conform to the current presentation. We combined line items previously separately titled “interest and other income, net” and “other expenses” into “interest and other income, net.” We have also reclassified certain items on our consolidated balance sheet, including non-cash consideration paid related to our operating lease agreements.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data
Revenues:
Product sales, net	$18,423	$–	$–	$–	$–
Collaborative research	16,923	18,951	20,428	11,305	5,287
Co-promotion	1,439	–	–	–	–

Total revenues	36,785	18,951	20,428	11,305	5,287

Costs and expenses:
Cost of sales	2,752	–	–	–	–
Research and development	135,254	128,452	124,346	80,792	90,973
Selling, general and administrative	177,264	114,543	42,990	40,453	27,226

Total costs and expenses	315,270	242,995	167,336	121,245	118,199

Loss from operations	(278,485)	(224,044)	(146,908)	(109,940)	(112,912)
Other income (expenses), net
Interest and other income, net	16,832	9,092	5,398	10,651	15,549
Interest expense	(12,667)	(13,043)	(13,573)	(11,662)	(10,410)

Total other income (expense), net	4,165	(3,951)	(8,175)	(1,011)	5,139

Net loss	$(274,320)	$(227,995)	$(155,083)	$(110,951)	$(107,773)

Basic and diluted net loss per share	$(5.49)	$(5.66)	$(4.90)	$(3.91)	$(4.13)

Shares used in computing basic and diluted net loss per share	49,983	40,268	31,671	28,360	26,093

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable securities	$325,226	$460,183	$404,503	$428,498	$410,913
Working capital	303,248	423,539	381,205	419,507	398,958
Total assets	421,456	532,561	460,085	469,177	441,002
Long-term debt	399,500	399,500	329,680	296,250	196,643
Accumulated deficit	(1,086,874)	(812,554)	(584,559)	(429,476)	(318,525)
Total stockholders’ equity (deficit)	(45,798)	60,990	79,402	148,837	218,965

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “hope,” “may,” “will,” “plan,” “intend,” “estimate,” “could,” “should,” “would,” “continue,” “seek,” “pro forma” or “anticipate,” or other similar words (including their use in the negative), or by discussions of future matters such as our future clinical or product development, financial performance, conduct and timing of clinical studies, study results, regulatory review and approval of our products or product candidates, commercialization of products, possible changes in legislation and other statements that are not historical. These statements are within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and include but are not limited to statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and other sections in this report.

These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially, including but not limited to, early stage of development; regulatory review and approval of our products or product candidates; the conduct, timing, and results of clinical trials; commercialization of products; market acceptance of products; product labeling; liquidity; intellectual property claims; litigation; and other risks discussed under the heading “Item 1A. Risk Factors.” You should be aware that the occurrence of any of the events discussed under the heading “Item 1A. Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that, if any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

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

Major Developments in 2006

In 2006, our total revenues were $36.8 million, an increase of 94% from $19.0 million in 2005. In 2004, total revenues were $20.4 million. Our net loss in 2006 was $274.3 million, an increase of 20% from $228.0 million for 2005. Our net loss for 2004 was $155.1 million. Net loss in 2006 includes the effect of stock-based compensation expense related to employee stock options and employee stock purchases under Statement of

Financial Accounting Standards No. 123(R), “Share-Based Payment” (FAS 123R), which increased our net loss by $24.1 million.

Significant milestones during the year 2006 were as follows:

•

In January 2006, we received approval from the U.S. Food and Drug Administration (FDA) for Ranexa® (ranolazine extended-release tablets) for the treatment of chronic angina in patients who have not achieved an adequate response with other antianginal drugs. Ranexa represents the first new pharmaceutical approach to treat angina in the United States in more than 20 years. We launched Ranexa in the United States in March 2006.

•

From the first quarter of 2005 through October 2006, we promoted an additional product, ACEON® (perindopril erbumine) Tablets, an angiotensin converting enzyme inhibitor, or ACE inhibitor. ACEON® is approved in the United States for use in patients with stable coronary artery disease to reduce the risk of cardiovascular mortality or nonfatal myocardial infarction, and for the treatment of patients with essential hypertension. We co-promoted ACEON® in the United States with our partner Solvay Pharmaceuticals, Inc. (Solvay Pharmaceuticals). In October 2006, we signed a letter agreement with Solvay Pharmaceuticals that, among other things, terminated our co-promotion agreement with Solvay Pharmaceuticals relating to ACEON®, effective as of November 1, 2006, and we ceased all commercial activities relating to ACEON®.

•

In April 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd. (Azimuth), which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200,000,000 of our common stock, or 9,010,404 shares, whichever occurs first, over the approximately 36-month term of the purchase agreement. In 2006, Azimuth purchased 2,744,118 shares for net proceeds of $39.8 million under this purchase agreement.

•

In June 2006, we announced that we had acquired the rights to ranolazine in Asia following an amendment to our licensing agreement with Roche Palo Alto LLC (Roche). Based on this amendment, we now hold exclusive worldwide commercial rights to ranolazine for all potential indications for ranolazine in humans.

•

In June 2006, we entered into a collaboration and license agreement with PTC Therapeutics, Inc. (PTC) for the development of orally bioavailable small-molecule compounds identified through the application of PTC’s proprietary Gene Expression Modulation by Small Molecules technology. Pursuant to the collaboration and license agreement, we and PTC will collaborate on five jointly select therapeutic targets and on the discovery of potential clinical candidate small-molecule compounds that act upon such targets.

•	In August 2006, we completed a public offering of common stock and sold 10,350,000 shares of common stock at a price of $9.50 for net proceeds of $92.2 million.

•

In order to potentially broaden the product labeling for Ranexa® (ranolazine extended-release tablets), we conducted the Metabolic Efficiency with Ranolazine for Less Ischemia in Non-ST Elevation Acute Coronary Syndromes, or MERLIN TIMI-36, clinical study. This study was conducted under a special protocol assessment, or SPA, agreement with the FDA. If treatment with Ranexa is not associated with an adverse trend in death or arrhythmia compared to placebo, under the SPA agreement the study could support potential approval of Ranexa as first-line chronic angina therapy, even if statistical significance on the primary endpoint is not achieved. In addition, if statistical significance on the primary endpoint is achieved, Ranexa could also gain potential approval for hospital-based and long-term prevention of acute coronary syndromes. The MERLIN TIMI-36 study has been conducted by the Harvard-based

TIMI Study Group. In September 2006, we announced that the required number of endpoints events have been accumulated and we have proceeded to the study close-out phase, followed by unblinding and analysis of the data.

•

One of our drug candidates, regadenoson, a selective A2A-adenosine receptor agonist for potential use as a pharmacologic agent in myocardial perfusion imaging studies, is in late-stage clinical development. In December 2006, we announced that the second of two Phase 3 clinical studies of regadenoson met its primary endpoint. A prior identically designed Phase 3 study, completed in 2005, also met its primary endpoint. Based on the positive results of these two Phase 3 clinical trials, we plan to submit a new drug application to the FDA in mid-2007.

•

In December 2006, we submitted a marketing application to the European Medicines Agency which seeks approval of ranolazine for the treatment of chronic angina. This application includes data previously submitted to these European regulatory authorities (as part of the marketing approval application for ranolazine which we withdrew in 2005), as well as additional data and results.

Developments Expected in the Future

We currently expect data from the MERLIN TIMI-36 study late in the first quarter of 2007.

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

Marketed Products

We currently promote Ranexa® (ranolazine extended-release tablets) with our national cardiovascular specialty sales force. Ranexa was approved in the United States in January 2006 for the treatment of chronic angina in patients who have not achieved an adequate response with other antianginal drugs. Ranexa represents the first new pharmaceutical approach to treat angina in the United States in more than 20 years. We launched Ranexa in the United States in March 2006.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

Product sales are recognized as revenue when there is persuasive evidence an arrangement exists, delivery to the wholesale distributor has occurred, title has transferred to the wholesale distributors, the price is fixed and determinable and collectibility is reasonably assured, in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” For arrangements where the revenue recognition criteria are not met, we defer the recognition of revenue until such time that all criteria under the provision are met.

Revenue under our collaborative research arrangements is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front license payments, periodic milestone payments and reimbursements for research activities. For multiple element arrangements, we follow the guidance of Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” For these arrangements, we generally are not able to identify evidence of fair value for the undelivered elements and we therefore recognize any consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the performance period. Up-front or milestone payments which are still subject to future performance requirements are recorded as deferred revenue and are amortized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We reevaluated the performance period for certain collaborative research arrangements in 2005 and 2006, which resulted in an immaterial change in revenues as compared to our original estimate. We will continue to reevaluate the performance period for our collaborative arrangements in future periods. We evaluate the appropriate performance period based on research progress attained and certain events, such as changes in the regulatory and competitive environment. Revenues related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed. Cost-sharing payments received from collaborative partners for a proportionate share of ours and our partner’s combined research and development (R&D) expenditures pursuant to the related collaboration agreement are presented in the consolidated statement of operations as collaborative research revenue.

Gross-to-Net Sales Adjustments

Revenues from product sales are recorded net of sales adjustments for estimated managed care rebates and Medicaid rebates, chargebacks, product returns, wholesale distributor discounts and cash discounts, all of which are established at the time of sale. These gross-to-net sales adjustments are based on estimates of the amounts earned or to be claimed on the related sales. In order to prepare our consolidated financial statements, we are required to make estimates regarding the amounts earned or to be claimed on the related product sales, including the following:

•	Rebates are contractual price adjustments payable to healthcare providers and organizations such as clinics, pharmacies and pharmacy benefit managers that do not purchase products directly from us;

•

Chargebacks are the result of contractual commitments by us to provide products to government or commercial healthcare entities at specified prices or discounts that do not purchase products directly from us;

•

Product return allowances are established in accordance with our product returns policy. Our returns policy allows product returns within the period beginning six months prior to expiration and ending twelve months following product expiration;

•	Distributor discounts are discounts to certain wholesale distributors based on contractually determined rates; and

•	Cash discounts are credits granted to wholesale distributors for remitting payment on their purchases within established cash payment incentive periods.

We believe our estimates related to chargebacks, cash discounts and distributor discounts do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time. We believe that product return allowances require a high degree of judgment. We believe that our estimates related to product return allowances are reasonable and appropriate based on current facts and circumstances. We consider rebate accruals to be our most complex estimate, as it involves material amounts, requires a high degree of subjectivity and judgment necessary to account for the accrual estimate and the final amount may not be settled for several quarters. As a result of the uncertainties involved in estimating rebate accruals, there is a higher likelihood that materially different amounts could be reported under different conditions or using different assumptions.

Our rebate accruals are based upon definitive contractual agreements or legal requirements (such as Medicaid) after the final dispensing of the product by a pharmacy, clinic or hospital to a medical benefit plan participant. Rebate accruals are primarily determined based on estimates of current and future patient usage and applicable contractual or legal rebate rates. Rebate accrual estimates are evaluated each reporting period and may require adjustments to better align our estimates with actual results and with new information that may affect our estimates. As part of this evaluation, we review changes in legislation, changes in the level of contracts and associated discounts, and changes in product sales trends. Although rebates are accrued at the time of sale, rebates are typically paid out several months after the sale.

All of the aforementioned categories of gross-to-net sales adjustments are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could materially affect our results of operations or financial position. As of December 31, 2006, our consolidated balance sheet reflected estimated gross-to-net sales reserves and accruals totaling approximately $2.3 million.

The following table summarizes revenue allowance activity for the year ended December 31, 2006 (in thousands):

	Cash Discounts	Product Returns(2)	Contract Sales Discounts(1)	Total
Balance at December 31, 2005	$–	$–	$–	$–
Revenue allowances:
Current period	(459)	(894)	(2,551)	(3,904)
Payments and credits	343	–	1,233	1,576

Balance at December 31, 2006	$(116)	$(894)	$(1,318)	$(2,328)

(1)	Includes certain customary launch related discounts, distributor discounts, Medicaid rebates, managed care rebates and chargebacks
(2)	Reserve for return of expired products

Changes in actual experience or changes in other qualitative factors could cause our gross-to-net sales adjustments to fluctuate, particularly with our newly launched products. We review the rates and amounts in our gross-to-net sales adjustments each reporting period. If future estimated rates and amounts are significantly greater than those reflected in our recorded reserves, the resulting adjustments to those reserves would decrease our reported net revenues. Conversely, if actual returns, rebates and chargebacks are significantly less than those reflected in our recorded reserves, the resulting adjustments to those accruals or reserves would increase our reported net revenue. If we changed our assumptions and estimates, our gross-to-net sales adjustments would change, which would impact the net revenues we report. To date, such adjustments have not been material.

Inventories

We expense costs relating to the production of inventories as expense in the period incurred until such time as we receive an approval letter from the FDA for a new product or product configuration, and then we begin to capitalize the subsequent inventory costs relating to that product configuration. Prior to approval of Ranexa for commercial sale in January 2006 by the FDA, we had expensed all costs associated with the production of Ranexa as R&D expense. Subsequent to receiving approval for Ranexa, we capitalized the subsequent costs of manufacturing the commercial configuration of Ranexa as inventory, including costs to convert existing raw materials to active pharmaceutical ingredient and costs to tablet, package and label previously manufactured inventory whose costs had already been expensed as R&D. Until we sell the inventory for which a portion of the costs were previously expensed, the carrying value of our inventories and our cost of sales will reflect only incremental costs incurred subsequent to the approval date. Inventory which was previously expensed was $10.9 million as of December 31, 2006. We continue to expense costs associated with non-approved configurations of Ranexa and clinical trial material as R&D expense.

The valuation of inventory requires us to estimate obsolete, expired or excess inventory. Once packaged as finished goods, Ranexa currently has a shelf life of 48 months from the date of tablet manufacture, although some of our previously manufactured Ranexa tablets have a shelf life of 36 months from the date of tablet manufacture, which was the shelf life at the time of product launch. The determination of obsolete, expired or excess inventory requires us to estimate the future demand for Ranexa. If our current assumptions about future production or inventory levels, demand or competition were to change or if actual market conditions are less favorable than those we have projected, inventory write-downs may be required that could negatively impact our product margins and results of operations. We also review our inventory for quality assurance and quality control issues identified in the manufacturing process and determine if a write-down is necessary. To date, there have been no inventory write-downs.

Valuation of Marketable Securities

We invest in short-term and long-term marketable debt securities for use in current operations. We classify our investments as available-for-sale and report them at fair value. For securities with unrealized losses as of the period end, we evaluate whether the impairment is other-than-temporary. Unrealized gains and temporary losses are reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). Our assessment of unrealized losses includes a consideration of our intent and ability to hold the impaired security for a period of time sufficient to recover its cost basis. If we conclude that an other-than-temporary impairment exists, we recognize an impairment charge to reduce the investment to fair value and record the related charge as a reduction of interest and other income, net. We had unrealized losses of approximately $2.0 million and $3.2 million in our investment portfolio as of December 31, 2006 and 2005, respectively. After consideration of the scheduled maturities in our investment portfolio, our policies with respect to the concentration of investments with issuers or within industries, and our forecasted needs to support our operations, we concluded that we did not have the ability and intent to hold all of our impaired securities for a period of time sufficient to recover their cost basis. As a result, for the years ended December 31, 2006 and 2005, we recorded a non-cash impairment charge of approximately $2.0 million and $3.2 million respectively, related to these securities. If market interest rates continue to increase in future periods, we would expect to record additional impairment charges related to our investments.

Stock Based Compensation

We currently use the Black-Scholes and other option pricing models to estimate the fair value of employee stock options, stock appreciation rights and our employee stock purchase plan. Calculating the fair value of stock-based payment awards requires considerable judgment, including estimating stock price volatility, the amount of stock-based awards that are expected to be forfeited and the expected life of the stock-based payment awards. While fair value may be readily determinable for awards of stock or restricted stock units (RSUs), market quotes are not available for long-term, non-transferable stock options or stock appreciation rights because these instruments are not traded. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. When establishing an estimate of the expected term, we consider the vesting period for the award, our historical experience of employee stock option exercises, the expected volatility, and a comparison to relevant peer group data. We review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value stock based awards granted in future periods. Actual results, and future changes in estimates, may differ substantially from our current estimates. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Some of our RSUs provide for immediate acceleration of vesting in the event that we achieve a certain annualized product revenue target over four consecutive quarters. As of December 31, 2006 the remaining unrecognized compensation costs related to these specific nonvested RSUs was $5.1 million, which is expected to be recognized over a period of two years. At the point that we can estimate the probability of reaching this revenue target, the remaining unrecognized compensation costs will be recognized over a shorter period of time, which will result in higher expenses due to the accelerated vesting. As of December 31, 2006, we cannot estimate the likelihood of achieving this target and have not recorded any accelerated compensation expense related to the performance-based component of the award.

Legal Contingencies

We are currently, or have been, involved in certain legal proceedings as discussed in Note 10, “Contingencies,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K. We assess the likelihood of any adverse judgments or outcomes to these legal matters as well as potential ranges of reasonably possible losses. As of the balance sheet date at December 31, 2006, we have not recorded an associated liability since the payment of contingent liability is neither probable nor estimable. We have disclosed a range representing a reasonably possible cost of current resolution of these matters not to exceed $2.25 million, and may be a lesser amount or zero. The nature of these matters is highly uncertain and subject to change. As a result, the amount of our liability for certain of these matters could exceed our current estimates, depending on the final outcome of these matters. An outcome of such matters different than previously estimated could have a material effect on our financial condition or our results of operations.

Results of Operations – Comparison of Years Ended December 31, 2006, 2005 and 2004

Revenues

Revenues and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year ended December 31,			Percent Change
	2006	2005	2004	2006/2005	2005/2004
Product sales, net	$18.4	$–	$–	*	*
Collaborative research	16.9	19.0	20.4	(11)%	(7)%
Co-promotion	1.4	–	–	*	*

Total revenues	$36.8	$19.0	$20.4	94%	(7)%

*	Calculation not meaningful
The values shown above are exact, which may lead to the appearance of footing errors.

Product sales, net were $18.4 million in 2006 as a result of Ranexa product sales, which commenced in March 2006.

Collaborative research revenues of $16.9 million decreased by $2.1 million in 2006, compared to 2005, due primarily to lower reimbursable development costs incurred for our two Phase 3 clinical studies of regadenoson, undertaken in connection with our collaboration with Astellas. In December 2006, we announced that the second of two Phase 3 clinical studies of regadenoson met its primary endpoint. A prior identically designed Phase 3 study, completed in 2005, also met its primary endpoint.

The decrease in collaborative research revenues of $1.4 million in 2005, compared to 2004, was primarily due to decreased reimbursable development costs incurred in connection with our two Phase 3 clinical studies of regadenoson.

In 2006, we received co-promotion revenue of $1.4 million from sales of ACEON®, which we co-promoted with our collaborative partner, Solvay Pharmaceuticals. In October 2006, we signed a letter agreement with Solvay Pharmaceuticals that, among other things, terminated our co-promotion agreement with Solvay Pharmaceuticals relating to ACEON®, effective as of November 1, 2006, and we ceased all commercial activities relating to ACEON®.

Cost of Sales

Cost of sales and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year ended December 31,			Percent Change
	2006	2005	2004	2006/2005	2005/2004
Cost of sales	$2.8	$–	$–	*	*

*	Calculation not meaningful

Cost of sales includes the cost of product (the cost to manufacture Ranexa, which includes material, labor and overhead costs) as well as costs of logistics and distribution of the product and a royalty owed to Roche, based on net product revenue (as defined in our license agreement with Roche). Until receiving FDA marketing approval of Ranexa in January 2006, all costs associated with the manufacturing of Ranexa were included in R&D expenses when incurred. Consequently, the cost of manufacturing Ranexa reflected in our total costs and expenses in 2006, and for some period thereafter, will not reflect the full cost of production because a portion of the raw materials, labor and overhead costs incurred to produce the product sold were previously expensed. For these reasons, we anticipate that our margin on sales of Ranexa will continue to fluctuate from quarter to quarter during 2007 and for some period thereafter. Inventory that was previously expensed was $10.9 million as of December 31, 2006. There were no cost of sales in 2005 and 2004 prior to our receiving regulatory approval and commencing commercial sale of Ranexa in the United States.

In addition to the variable costs referenced above, there are also fixed costs, which include the amortization of product rights of Ranexa. Fixed cost of sales as a percentage of net product revenue are expected to decline as revenues increase (and increase as revenues decrease) due to the changing impact of the fixed cost elements of cost of sales as a percentage of revenues.

Research and Development Expenses

R&D expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year ended December 31,			Percent Change
	2006	2005	2004	2006/2005	2005/2004
Research and development expenses	$135.3	$128.5	$124.3	5%	3%

The increase in R&D expenses of $6.8 million in 2006, compared to 2005, was primarily due to higher personnel-related expenses. Our 2006 R&D-related personnel expense includes stock-based compensation as a result of our adoption of FAS 123R on January 1, 2006. This increase was partially offset by lower outside contract service expense for our completed Phase 3 regadenoson study. Additionally, we capitalized the manufacturing costs of Ranexa as part of inventory in 2006 versus the expensing of these costs as R&D in 2005, prior to receiving FDA approval of Ranexa.

The increase in R&D expenses in 2005, compared to 2004 was primarily due to increased outside contract service expenses for our Phase 3 Ranexa studies, and to a lesser extent, higher personnel related expenses resulting from increased headcount in our research and development organization. These increases were partially offset by the accrual in 2004 of $10.1 million for a milestone due under our license agreement with Roche for Ranexa and decreased outside contract service expenses for our regadenoson program.

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

	Year ended December 31,
	2006	2005	2004
Ranolazine	$74.3	$68.0	$69.6
Regadenoson	23.7	27.9	29.6
Other projects	37.3	32.6	25.1

Total R&D expenses	$135.3	$128.5	$124.3

With the completion of the MERLIN TIMI-36 clinical study and the second regadenoson Phase 3 study, we expect R&D expenses in 2007 to be approximately $30 million below 2006 levels. In 2007, there are still substantial R&D expenses associated with the MERLIN TIMI-36 clinical study and the planned prosecution of regulatory filings for both Ranexa and regadenoson, and those two projects still represent approximately 50% of our total R&D budget for 2007.

Selling, General and Administrative Expense

Selling, general and administrative expenses (SG&A) and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year ended December 31,			Percent Change
	2006	2005	2004	2006/2005	2005/2004
Selling, general and administration expenses	$177.3	$114.5	$43.0	55%	166%

The increase in SG&A expenses of $62.8 million in 2006, compared to 2005, was due primarily to higher personnel related expenses associated with maintaining a national cardiovascular specialty sales force of cardiovascular account specialists and higher personnel related expenses in other areas to support our increased commercialization and business activities (including stock-based compensation as a result of our adoption of FAS 123R on January 1, 2006). In addition, our costs of promoting Ranexa during the year ended December 31, 2006 were significantly higher than the costs incurred in 2005, due in part to the timing of our Ranexa launch in 2006, offset partially by lower expenses incurred to co-promote ACEON®.

The increase in SG&A expenses of $71.5 million in 2005, compared to 2004, was primarily due to additional personnel and related expenses incurred in conjunction with establishing and maintaining a national cardiovascular specialty sales force that included approximately 250 cardiovascular account specialists at the end of 2005 as well as other ACEON® co-promotion related activities and, to a significantly lesser extent, to higher personnel-related general and administrative expenses due to increased headcount to support our increased commercialization and other business activities.

We expect our SG&A expenses to be largely flat in 2007 compared to 2006.

Interest and Other Income, Net

Interest and other income, net and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year ended December 31,			Percent Change
	2006	2005	2004	2006/2005	2005/2004
Interest and other income, net	$16.8	$9.1	$5.4	85%	69%

Interest and other income, net, increased by $7.7 million in 2006, compared to 2005. The increases were primarily due to higher interest rates earned on our investment portfolio in 2006, and higher other expense in 2005 related to the premium paid above the principal value for the August 2005 redemption of $79.6 million principal of our 4.75% subordinated convertible notes due 2007. The increases in 2006 were partially offset by decreases in our average cash balances and non-cash investment impairment charges of approximately $2.0 million related to losses on our investment portfolio that were deemed to be other-than-temporary.

The increase in interest and other income, net of $3.7 million in 2005, compared to 2004, was primarily due to higher interest rates earned on our investment portfolio, partially offset by a non-cash investment impairment charge of $3.2 million related to losses on our investment portfolio that were deemed to be other-than-temporary.

We expect interest and other income, net to fluctuate in the future with changes in average investment balances and market interest rates.

Interest Expense

Interest expense and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year ended December 31,			Percent Change
	2006	2005	2004	2006/2005	2005/2004
Interest expense	$12.7	$13.0	$13.6	(2%)	(4%)

Interest expense in 2006 slightly decreased $0.3 million from 2005 due to higher average convertible debt balances in 2005.

The decrease in interest expense in 2005, compared to 2004, was primarily due to the write-off in 2004 of $1.6 million of previously unamortized debt issuance costs associated with the May and June 2004 repurchases of $116.6 million principal amount of our 4.75% subordinated convertible notes due 2007, compared to the write-off in 2005 of $0.6 million of previously unamortized debt issuance costs associated with the August 2005 redemption of the remaining outstanding $79.6 million principal amount of our 4.75% subordinated convertible notes due 2007. These factors were partially offset by higher interest expense in 2005 related to higher average convertible debt balances.

Our 2.0% senior subordinated convertible debentures due 2023 accounted for $2.0 million, $2.5 million and $2.5 million of interest expense in the years ended December 31, 2006, 2005 and 2004, respectively. Our 2.75% senior subordinated convertible notes due 2012 accounted for $4.1 million, $4.7 million and $2.9 million of interest expense in the years ended December 31, 2006, 2005 and 2004, respectively. Our 3.25% senior subordinated convertible notes due 2013 accounted for $4.9 million and $2.7 million of interest expense in the year ended December 31, 2006 and 2005, respectively. Our 4.75% convertible subordinated notes due 2007 accounted for $3.1 million and $8.1 million of interest expense in the years ended December 31, 2005 and 2004, respectively. We expect interest expense to fluctuate in the future with average convertible debt balances.

Taxes

We have not generated taxable income to date. As of December 31, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $1,049.3 million, which expire beginning in the year 2007. We also have California net operating loss carryforward of approximately $768.3 million, which expire beginning in the year 2007. We also have federal and California research and development tax credits of $7.1 million and $5.8 million respectively. The federal research credits will begin to expire in the year 2008 and the California research credits can be carried forward indefinitely.

Utilization of our net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue code and similar state provisions. As a result of annual limitations, a portion of these carryforwards may expire before becoming available to reduce such federal and state income tax liabilities.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes,” (FIN 48) an interpretation of Statement of Financial Accounting Standard No. 109,”Accounting for Income Taxes”(FAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. The interpretation applies to all tax positions accounted for in accordance with FAS 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. As of December 31, 2006, we have federal and state net operating loss and credit carryforwards of approximately $1,056.4 million and $774.1 million, respectively, that may be subject to annual limitation, due to certain substantial changes in ownership, under the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss and credit carryforwards before utilization. As of December 31, 2006, all of our deferred tax assets have been fully offset by a valuation allowance because the realization of these assets is dependent on future earnings. Early adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. We are currently evaluating the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements.

Liquidity and Capital Resources

(in millions)	As of December 31,
	2006	2005	2004
Cash, cash equivalents and marketable securities	$325.2	$460.2	$404.5

	Year ended December 31,
	2006	2005	2004
Cash flows:
Net cash used in operating activities	$(270.8)	$(188.0)	$(116.1)

Net cash provided by (used in) investing activities	$176.2	$(67.9)	$13.3

Net cash provided by financing activities	$148.5	$258.8	$107.7

We have financed our operations since inception primarily through public offerings and private placements of debt and equity securities and payments under corporate collaborations.

As of December 31, 2006, we had cash, cash equivalents and marketable securities of $325.2 million, compared to $460.2 million at December 31, 2005. We expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercial activities for at least 12 months. Our estimates of future capital use are uncertain, and changes in our commercialization plans, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. We currently expect total costs and expenses, not including cost of sales, for 2007, to be between $275.0 million and $285.0 million, compared to $312.5 million in 2006. With the completion of the MERLIN TIMI-36 clinical study and the second regadenoson Phase 3 study, we expect R&D expenses in 2007 to be approximately $30.0 million below 2006 levels. In 2007, there are still substantial R&D expenses associated with the MERLIN TIMI-36 clinical study and the planned prosecution of regulatory filings for both Ranexa and regadenoson, and those two projects still represent approximately 50% of our total R&D budget for 2007. We expect our SG&A expenses to be largely flat in 2007 compared to 2006. We do not expect to generate sufficient revenues through our marketing and sales of Ranexa in the near term to achieve profitability or to fully fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. Thus we will require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships or licensing arrangements in order to continue our research, development and commercialization activities. Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may among other things have to delay, scale back or eliminate some or all of our R&D programs or commercialization activities.

In August 2006, we completed a public offering of common stock, in which we sold 10,350,000 shares of common stock at a price of $9.50 for net proceeds of $92.2 million.

In April 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd. (Azimuth), which provides that, upon the terms and subject to the conditions set forth in the purchase agreement,

Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 36 months. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. In 2006, Azimuth purchased an aggregate 2,744,118 shares for gross proceeds of approximately $39.8 million under the purchase agreement. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 6,266,286 shares remaining for sale under the purchase agreement were sold at the $13.96 closing price of our common stock on December 31, 2006, the maximum additional aggregate net proceeds that we could receive under the purchase agreement with Azimuth would be approximately $82.2 million.

Net cash used in operating activities was $270.8 million for the year ended December 31, 2006 and was primarily the result of our net loss adjusted for non-cash expenses related to stock-based compensation, cash used to build inventory and financing accounts receivable associated with commercialization of Ranexa and changes in other assets related to our collaboration agreement with PTC and Ranexa product rights (see Note 2). Net cash used in operating activities for the years ended December 31, 2005 and 2004 resulted primarily from operating losses adjusted for changes in accrued and other liabilities and non-cash expenses related to depreciation and amortization.

Net cash provided by investing activities of $176.2 million in the year ended December 31, 2006 consisted primarily of net proceeds from purchases, maturities and sales of marketable securities of $190.1 million offset by capital expenditures of $9.8 million. Net cash used in investing activities for the year ended December 31, 2005 consisted primarily of net uses from purchases, maturities and sales of marketable securities of $58.9 million and capital expenditures of $9.0 million. Net cash provided by investing activities in the year ended December 31, 2004 consisted primarily of net proceeds from purchases, sales and maturities of marketable securities of $17.4 million, offset by capital expenditures of $3.6 million. In the future, net cash provided by or used in investing activities may fluctuate from period to period due to timing of payments for capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities of $148.5 million in the year ended December 31, 2006 was primarily due to net proceeds of approximately $92.2 million from the sale of 10,350,000 shares of common stock in our August 2006 public offering, net proceeds of approximately $19.8 million from the sale of 1,080,828 shares of common stock to Azimuth in May 2006, net proceeds of approximately $20.0 million from the sale of 1,663,290 shares of common stock to Azimuth in November 2006, and a change in restricted cash of $10.1 million related to interest payments made during the year associated with convertible debt. Net cash provided by financing activities of $258.8 million in the year ended December 31, 2005 was primarily due to the completion of concurrent public equity and debt financings in July 2005 with net proceeds totaling approximately $315.0 million. We sold 8,350,000 shares of common stock at a price of $21.60 per share and $149.5 million aggregate principal amount of 3.25% senior subordinated convertible notes due 2013. In August 2005, we redeemed the remaining outstanding $79.6 million principal amount of our 4.75% convertible subordinated notes due 2007 at a premium above the principal amount of the notes. Additionally, we sold 1,275,711 shares of common stock for net proceeds of approximately $25.0 million to Acqua Wellington North American Equities Fund, Ltd. (Acqua Wellington) in February 2005. Net cash provided by financing activities in the year ended December 31, 2004 was primarily due to net proceeds of $145.1 million from the issuance of 2.75% senior subordinated convertible notes, net proceeds of approximately $59.9 million from the sale of 3,579,472 shares of common stock under our financing agreement with Acqua Wellington and net proceeds of approximately $24.5 million from the sale of 1,609,186 shares of common stock under our common stock purchase agreement with Mainfield Enterprises, Inc., partially offset by the repurchase of approximately $116.6 million principal amount of our 4.75% convertible subordinated notes due 2007.

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

Contractual Obligations and Significant Commercial Commitments

The following summarizes our contractual obligations and the periods in which payments are due as of December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Convertible notes(1)(2)	$11.0	$11.0	$11.0	$109.0	$9.0	$308.9	$459.9
Manufacturing obligations(3)	8.3	2.5	1.3	–	–	–	12.1
Operating leases(4)	12.0	13.3	13.6	15.1	15.4	22.6	92.0

	$31.3	$26.8	$25.9	$124.1	$24.4	$331.5	$564.0

(1)	“Convertible notes” consist of principal and interest payments on our 2.0% senior subordinated convertible debentures due 2023, our 2.75% senior subordinated convertible notes due 2012 and our 3.25% senior subordinated convertible notes due 2013.
(2)	The holders of our 2.0% senior subordinated convertible debentures due 2023, at their option, may require us to purchase all or a portion of their debentures on May 16, 2010, May 16, 2013 and May 16, 2018, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. The principal for these debentures is shown in the ”2010” column.
(3)	“Manufacturing obligations” include significant non-cancelable orders and minimum commitments under our agreements related to the manufacturing of Ranexa.
(4)	“Operating leases” consists of minimum lease payments related to real estate leases for our facilities covering 186,000 square feet. These leases expire between February 2008 and April 2016. One of the leases is secured by a $6.0 million irrevocable letter of credit.

The table above excludes any commitments that are contingent upon future events.

We have a commitment related to our license agreement with Roche for Ranexa. Under our license agreement, as amended, relating to ranolazine, we are obligated to make certain payments to Roche. Within 30 days of approval of Ranexa in a second major market country (France, Germany, Italy, the United States and the United Kingdom), we will owe a second payment of $9.0 million to Roche. We are also obligated to make an additional $3.0 million payment to Roche within 30 days of the approval of a new drug application or equivalent in Japan. Within 30 days of the approval of the first supplemental new drug application for an indication other than a cardiovascular indication in a major market country or Japan, we are obligated to pay Roche an additional $5.0 million. We are also obligated to make royalty payments to Roche on worldwide net product sales of any licensed products, including any net product sales in Asia.

Under our license and settlement agreement with another vendor, certain amounts were due to them upon the approval of Ranexa by the FDA for the manufacture of ranolazine active pharmaceutical ingredient (ranolazine API). Upon FDA approval of Ranexa, we were required to pay a $5.0 million milestone and fees based upon the amount of ranolazine API manufactured prior to product approval. In exchange for these payments, we received a worldwide, royalty-free, nonexclusive perpetual license to use and practice certain proprietary technology for the purpose of making and having made ranolazine API. In January 2006, we paid this $5.0 million milestone to this vendor. We are obligated to pay this vendor $4 per kilogram on future ranolazine API manufactured until the total amount paid (including the previously paid $5.0 million) reaches $12.0 million.

We have a commitment related to our license agreement with PTC. If we license and commercialize a product based on all five selected targets during the term of the agreement, PTC could earn milestone payments from us of up to an aggregate $335.0 million if specified development, regulatory and commercial goals set forth in the agreement are achieved over the life cycle of each such product.

Risks and Uncertainties Related to Our Future Capital Requirements

As of December 31, 2006, we had cash, cash equivalents and marketable securities of $325.2 million, compared to $460.2 million at December 31, 2005. We expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercial activities for at least 12 months. Our estimates of future capital use are uncertain, and changes in our commercialization plans, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. We currently expect total costs and expenses, not including cost of sales, for 2007, to be between $275.0 million and $285.0 million, compared to $312.5 million in 2006. With the completion of the MERLIN TIMI-36 clinical study and the second regadenoson Phase 3 study, we expect R&D expenses in 2007 to be approximately $30 million below 2006 levels. In 2007, there are still substantial R&D expenses associated with the MERLIN TIMI-36 clinical study and the planned prosecution of regulatory filings for both Ranexa and regadenoson, and those two projects still represent approximately 50% of our total R&D budget for 2007. We expect our SG&A expenses to be largely flat in 2007 compared to 2006. We do not expect to generate sufficient revenues through our marketing and sales of Ranexa in the near term to achieve profitability or to fully fund our operations, including our research, development and commercialization activities relating to these products and our product candidates. Thus we will require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships or licensing arrangements in order to continue our research, development and commercialization activities.

Additional financing may not be available on acceptable terms or at all. In April 2006, we entered into a common stock purchase agreement with Azimuth which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount as provided under the purchase agreement. In 2006, Azimuth purchased an aggregate 2,744,118 shares for gross proceeds of approximately $39.8 million under the purchase agreement. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 6,266,286 shares remaining for sale under the purchase agreement were sold at the $13.96 closing price of our common stock on December 31, 2006, the maximum additional aggregate net proceeds that we could receive under the purchase agreement with Azimuth would be approximately $82.2 million.

We have experienced significant operating losses since our inception in 1990, including net losses of $274.3 million in 2006, $228.0 million in 2005 and $155.1 million in 2004. As of December 31, 2006, we had an accumulated deficit of $1,086.9 million. The process of developing and commercializing our products requires significant R&D work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. To date, the revenues we have recognized relating to our only approved product, Ranexa, have been limited, and have not been sufficient for us to achieve profitability or fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. The revenues that we expect to recognize for the foreseeable future relating to Ranexa will not be sufficient for us to achieve or sustain profitability or maintain operations at our current levels or at all.

As we have transitioned from a R&D-focused company to a company with commercial operations and revenues, we expect that our operating results will continue to fluctuate. Our product revenues are unpredictable and may fluctuate due to many factors, many of which we cannot control. For example, our ability (and the ability of our collaborative partners) to market and sell our products will depend significantly on the market acceptance of our products as well as the extent to which reimbursement for the cost of our products will be available from government health administration authorities, private health insurers and other organizations. If our products fail to achieve market acceptance or are unfavorably reimbursed, this would result in lower product sales and lower product revenues. As a result, we may have increased capital requirements in the future and we may be required to delay, scale back or eliminate some or all of our R&D programs or commercialization activities, or we may be required to raise additional capital, which may not be available on acceptable terms or at all.

Our future capital requirements and our ability to raise capital in the future will depend on many other factors, including our product revenues, the costs of commercializing our products, progress in our R&D programs, the size and complexity of these programs, the timing, scope and results of preclinical studies and clinical trials, our ability to establish and maintain collaborative partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing commercial and clinical materials and other factors not within our control. In particular, any future labeling expansion of Ranexa is dependent on a successful outcome of the MERLIN TIMI-36 trial, for which we currently expect data late in the first quarter of 2007. If the study is successful, we will not be able to incorporate data from the study into FDA-approved product labeling, if any, until 2008 at the earliest. If our MERLIN TIMI-36 trial is unsuccessful, our ability to generate product revenues, our ability to raise additional capital, and our ability to maintain our current levels of research, development and commercialization activities will all be materially impaired. Insufficient funds may require us to delay, scale back or eliminate some or all of our research, development or commercialization programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern.

Other Information

In November 2006, we announced that in accordance with Nasdaq Marketplace Rule 4350, we granted 35 non-executive employees inducement stock options covering an aggregate of 95,900 shares of common stock under our 2004 Employment Commencement Incentive Plan. In January 2007, in association with December 2006 grants, we announced that in accordance with Nasdaq Marketplace Rule 4350, we granted 24 non-executive employees inducement stock options covering an aggregate of 84,500 shares of common stock under our 2004 Employment Commencement Incentive Plan. All of these inducement stock options are classified as non-qualified stock options with an exercise price equal to the fair market value on the grant date. The options have a ten-year term and vest over four years as follows: 20% of these options will vest on the date one year from the optionee’s hire date, 20% of the options will vest in monthly increments during each of the second and third years, and 40% of the options will vest in monthly increments during the fourth year (in all cases subject to the terms and conditions of our 2004 Employment Commencement Incentive Plan).

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not use derivative financial instruments. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer except for United States (U.S.) government securities. We are averse to principal loss and strive to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and marketable securities as “fixed-rate” if the rate of return on such instruments remains fixed over their term. These “fixed-rate” investments include U.S. government securities, commercial paper, asset backed securities, corporate bonds, and foreign bonds. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates. We classify our cash equivalents and marketable securities as “variable-rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term.

Our long-term debt at December 31, 2006 includes $100.0 million of our 2.0% senior subordinated convertible debentures due May 2023, $150.0 million of our 2.75% senior subordinated convertible notes due May 2012, and $149.5 million of our 3.25% senior subordinated convertible notes due August 2013. Interest on the 2.0% senior subordinated convertible debentures is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 2.75% senior subordinated convertible notes is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 3.25% senior subordinated convertible notes due 2013 is fixed and payable semi-annually on February 16 and August 16 each year. All the notes and debentures are convertible into shares of our common stock at any time prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events.

The table below presents the amounts and related average interest rates of our investment portfolio and our long-term debt as of December 31, 2006 and 2005:

	2006		2005
	Average Interest Rate	Estimated Market Value	Average Interest Rate	Estimated Market Value
	($ in thousands)
Cash equivalents:
Fixed rate	5.33%	$34,066	4.08%	$15,879
Variable rate	3.44%	41,202	4.04%	6,830
Marketable securities portfolio:
Fixed rate (mature in 2006)	–	–	3.26%	197,393
Fixed rate (mature in 2007)	4.42%	159,950	4.14%	155,106
Variable rate (mature in 2007)	5.36%	4,001	4.39%	8,769
Fixed rate (mature in 2008)	4.44%	59,521	4.16%	73,226
Variable rate (mature in 2008)	5.37%	2,000	4.41%	2,000
Fixed rate (mature in 2009)	4.91%	22,116	–	–
Long-term debt:
Senior subordinated convertible debentures due 2023	2.00%	84,500	2.00%	89,680
Senior subordinated convertible notes due 2012	2.75%	101,100	2.75%	225,000
Senior subordinated convertible notes due 2013	3.25%	88,200	3.25%	166,274

Foreign Currency Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our European subsidiary in the United Kingdom. At the end of each reporting period, expenses of the subsidiary are remeasured into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are remeasured into U.S. dollars using either historical rates or the exchange rate in effect at the end of the period. Additionally, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies. In particular, we have foreign expenses associated with our clinical studies, such as the MERLIN-TIMI 36 clinical trial of Ranexa. We currently do not hedge against this foreign currency risk. Fluctuations in exchange rates may impact our financial condition and results of operations. For the year ended December 31, 2006, 2005 and 2004, we incurred approximately $7.3 million, $7.2 million and $4.7 million, respectively, of non-U.S. dollar expenses. As reported in U.S. dollars, we have recorded foreign currency losses for the year ended December 31, 2006, 2005 and 2004, of $0.4 million, $0.1 million and $0.2 million, respectively.

Item 8.	Financial Statements and Supplementary Data

Our financial statements and notes thereto appear beginning on page 78 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and utilized, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating disclosure controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm.

(c)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CV Therapeutics, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting that CV Therapeutics, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CV Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CV Therapeutics, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CV Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CV Therapeutics, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 14, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

February 14, 2007

(d)	Changes in Internal Control Over Financial Reporting:

We received FDA approval for Ranexa in January 2006, resulting in our implementation of new significant accounting policies during the year ended December 31, 2006 with respect to revenue recognition and capitalization of inventory. These new significant accounting policies caused changes in certain of our business processes and associated internal controls over financial reporting. There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item, insofar as it relates to directors, executive officers and corporate governance, will be contained under the captions “Election of Directors”, “Management” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the definitive proxy statement for our 2007 annual meeting of stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, and is hereby incorporated by reference thereto.

Item 11.	Executive Compensation

The information required by this item will be contained under the caption “Executive Compensation”, in the definitive proxy statement for our 2007 annual meeting of stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, and is hereby incorporated by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the definitive proxy statement for our 2007 annual meeting of stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, and is hereby incorporated by reference thereto.

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be contained under the caption “Certain Relationships and Related Transactions”, in the definitive proxy statement for our 2007 annual meeting of stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, and is hereby incorporated by reference thereto.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained under the caption “Principal Accountant Fees and Services” in the definitive proxy statement to our 2007 annual meeting of stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, and is hereby incorporated by reference thereto.

PART IV

Item	15. Exhibits and Financial Statement Schedules

(a)(1) Index to Financial Statements and Reports of Independent Registered Public Accounting Firm

The Consolidated Financial Statements required by this item are submitted in a separate section beginning on page 79 of this report.

(a)(2) Index to Financial Statements Schedules

All financial statement schedules are omitted because they are not applicable, or the information is included in the financial statements or notes thereto.

(a)(3) Exhibits

Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-136373, and incorporated herein by reference).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated September 9, 2006 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed by the Company October 2, 2006, and incorporated herein by reference).

3.3	Restated Bylaws of the Company (Filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

4.1	Indenture between the Company and Wells Fargo Bank, N.A. dated as of June 18, 2003 (Filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003, and incorporated herein by reference).

4.2	Form of 2.0% Senior Convertible Subordinated Debenture (Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003, and incorporated herein by reference).

4.3	Indenture between the Company and Wells Fargo Bank Minnesota, N.A. dated May 18, 2004 (Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2004, and incorporated herein by reference).

4.4	Form of 2.75% Senior Convertible Subordinated Note dated May 18, 2004 (Filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2004, and incorporated herein by reference).

4.5	Warrant to Purchase Shares of Common Stock dated April 1, 2003 issued to The Wheatley Family Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 2003, and incorporated herein by reference).

Exhibit Number

4.6	Amendment to Warrant to Purchase Shares of Common Stock entered into as of April 1, 2003 issued to The Wheatley Family Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek and the Company (Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

4.7	Warrant to Purchase Shares of Common Stock dated July 9, 2003 issued to Qfinance, Inc. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on July 11, 2003, and incorporated herein by reference).

4.8	Warrant to Purchase Shares of Common Stock dated January 19, 2006 issued by the Company to The Wheatley Family Limited Partnership (Filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

4.9	Warrant to Purchase Shares of Common Stock dated January 19, 2006 issued by the Company to The Board of Trustees of the Leland Stanford Junior University (Filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

4.10	First Amended and Restated Rights Agreement dated July 19, 2000 between the Company and Wells Fargo Bank Minnesota, N.A. (Filed as Exhibit 10.77 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2000, and incorporated herein by reference).

4.11	Form of Right Certificate dated July 19, 2000 (Filed as Exhibit 10.79 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2000, and incorporated herein by reference).

4.12	Summary of Rights to Purchase Preferred Shares dated July 19, 2000 (Filed as Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2000, and incorporated herein by reference).

4.13	Indenture, dated July 1, 2005 between the Company and Wells Fargo Bank, National Association, as Trustee (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on July 6, 2005, and incorporated herein by reference).

4.14	Form of 3.75% Senior Subordinated Convertible Note dated July 1, 2005 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company on July 6, 2005, and incorporated herein by reference).

10.1*	1992 Stock Option Plan, as amended (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No 333-12675, and incorporated herein by reference).

10.2*	1994 Equity Incentive Plan, as amended (Filed as Exhibit 10.46 to the Company’s Registration Statement on Form S-8, File No 333-44717, and incorporated herein by reference).

10.3	Amended and Restated Non-Employee Directors’ Stock Option Plan (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 2005, and incorporated herein by reference).

10.4*	Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan, as amended (Filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-8, File No 333-121328, and incorporated herein by reference).

10.5*	Form of Stock Appreciation Rights Agreement under the 2000 Equity Incentive Plan (Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.6*	Form of Notice of Grant of Stock Option and Stock Option Terms and Conditions under the 2000 Equity Incentive Plan, as amended (Filed as Exhibit 4.11 to the Company’s Registration Statement on Form S-8, File No 333-121328, and incorporated herein by reference).

Exhibit Number

10.7*	Employee Stock Purchase Plan, as amended (Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed May 1, 2006, and incorporated herein by reference).

10.8*	Amended and Restated 2000 Equity Incentive Plan (Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.9*	2000 Nonstatutory Incentive Plan, as amended (Filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.10*	CV Therapeutics, Inc. Long-Term Incentive Plan (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003, and incorporated herein by reference).

10.11*	2004 Employee Commencement Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on December 16, 2004, and incorporated herein by reference).

10.12*	Employment Agreement dated as of December 22, 2005 between the Company and Louis G. Lange, M.D., Ph.D. (Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.13*	Amended and Restated Executive Severance Benefits Agreement between the Company and Brent K. Blackburn, dated December 31, 2002 (Filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.14*	Amended and Restated Executive Severance Benefits Agreement between the Company and Daniel K. Spiegelman, dated December 31, 2002 (Filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.15*	Amended and Restated Executive Severance Benefits Agreement between the Company and Tricia Borga Suvari, dated September 20, 2005 (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Third Quarter 2005, and incorporated herein by reference).

10.16*	Amended and Restated Executive Severance Benefits Agreement between the Company and David C. McCaleb, dated September 20, 2005 (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Third Quarter 2005, and incorporated herein by reference).

10.17*	CV Therapeutics, Inc. Change in Control Plan with Respect to Options and Severance (and Summary Plan Description) (Filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.18*	Form of Indemnification Agreement between Company and its directors and officers (Filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.19	Lease Agreement between the Company and Matadero Creek, dated August 6, 1993 and addendum thereto; Letter Amendment to Lease Agreement, dated June 30, 1994 and Second Amendment to Lease Agreement, dated June 30, 1994 (Filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.20	Third Amendment to Lease, dated February 16, 2001, between the Company and Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 2001, and incorporated herein by reference).

10.21	Fourth Amendment to Lease, dated as of April 1, 2003, between the Company and The Wheatley Family Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 2003, and incorporated herein by reference).

Exhibit Number

10.22	Fifth Amendment to Lease, dated as of April 1, 2003, between the Company and the Wheatley Family Partnership, a California Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.23	Sixth Amendment to Lease, dated as of December 22, 2004, between the Company and the Wheatley Family Partnership, a California Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.24	Seventh Amendment to Lease, dated as of January 19, 2006, between the Company and the Wheatley Family Partnership, a California Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.25	Lease between the Company and Kaiser Marquardt, Inc. dated as of December 1, 2000 (Filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.26**	License Agreement between Company and University of Florida Research Foundation, Inc., dated June 7, 1994 (Filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.27**	Research Agreement between Company and University of Florida, dated June 27, 1994 (Filed as Exhibit 10.72 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.28**	Letter Agreement, dated March 7, 1997, between the Company and the University of Florida Research Foundation, Inc. (Filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 1997, and incorporated herein by reference).

10.29**	License Agreement between the Company and Syntex (U.S.A.) Inc., dated March 27, 1996 (Filed as Exhibit 10.25 to the Company’s Amendment No. 2 to Registration Statement on Form S-3, File No. 333-59318, and incorporated herein by reference).

10.30**	First amendment to License Agreement, effective as of July 3, 1997, between the Company and Syntex (U.S.A.) Inc. (Filed as Exhibit 10.32 to the Company’s Amendment No. 2 to Registration Statement on Form S-3, File No. 333-59318, and incorporated herein by reference).

10.31	Amendment No. 2 to License Agreement, effective as of November 30, 1999, between the Company and Syntex (U.S.A.), Inc. (Filed as Exhibit 10.73 to the Company’s Amendment No. 2 to Registration Statement on Form S-3, File No. 333-59318, and incorporated herein by reference).

10.32	Amendment No. 3 to License Agreement dated as of March 25, 2005, between the Company and Roche Palo Alto LLC. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by Company on March 30, 2005, and incorporated herein by reference).

10.33***	Amendment No. 4 to License Agreement dated June 20, 2006 between the Company and Roche Palo Alto LLC. (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2006, and incorporated herein by reference).

10.34**	Research Collaboration and License Agreement (U.S.) between the Company and Biogen, Inc., dated March 7, 1997 (Filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 1997, and incorporated herein by reference).

10.35**	Research Collaboration and License Agreement (Europe) between the Company and Biogen Manufacturing Ltd., dated March 7, 1997 (Filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 1997, and incorporated herein by reference).

Exhibit Number

10.36	Amendment to Research Collaboration and License Agreement (U.S.), dated June 12, 1998, between the Company and Biogen, Inc. (Filed as Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 1998, and incorporated herein by reference).

10.37**	Letter agreement regarding termination of research program of the Research Collaboration and License Agreement, dated June 12, 1998, between the Company and Biogen, Inc. (Filed as Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 1998, and incorporated herein by reference).

10.38**	Collaboration and License Agreement between the Company and Fujisawa Healthcare, Inc. dated as of July 10, 2000 (Filed as Exhibit 10.83 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2000, and incorporated herein by reference).

10.39**	Amendment to Collaboration and License Agreement dated as of August 30, 2005, between the Company and Astellas US LLC (successor-in-interest to Fujisawa Healthcare, Inc.). (Filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed by Company on September 6, 2005, and incorporated herein by reference).

10.40	Second Amendment to Collaboration and License Agreement effective January 1, 2006 between the Company and Astellas US LLC. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2006, and incorporated herein by reference).

10.41***	Collaboration and License Agreement dated June 7, 2006 between the Company and PTC Therapeutics, Inc. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2006, and incorporated herein by reference).

10.42***	Co-Promotion Agreement between the Company and Solvay Pharmaceuticals, Inc., dated as of December 6, 2004 (Filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.43***	Amendment dated March 6, 2006, to the Co-Promotion Agreement between the Company and Solvay Pharmaceuticals, Inc. (Filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.44	Letter Agreement dated October 31, 2006, between CV Therapeutics, Inc. and Solvay Pharmaceuticals, Inc. (Filed as Exhibit 99.1 to the Company’s current Report on Form 8-K filed by Company on November 3, 2006, and incorporated herein by reference).

10.45	Purchase Agreement, dated as of June 13, 2003, by and among the Company and Citigroup Global Markets, Inc., CIBC World Markets Corp., Deutsche Bank Securities Inc., First Albany Corporation, Needham & Company, Inc. and SG Cowen Securities Corporation, as representatives of the Initial Purchasers named in Schedule I thereto (Filed as Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003, and incorporated herein by reference).

10.46	Purchase Agreement, dated May 12, 2004, by and among the Company and Merrill Lynch & Co., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., First Albany Capital Inc., J.P. Morgan Securities Inc., Needham & Company, Inc., Piper Jaffray & Co. and SG Cowen & Co., LLC, as representatives of the Initial Purchasers named in Schedule A thereto (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2004, and incorporated herein by reference).

10.47	Common Stock Purchase Agreement, dated as of April 18, 2006, between CV Therapeutics, Inc. and Azimuth Opportunity Ltd. (Filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed by Company on April 18, 2006, and incorporated herein by reference).

Exhibit Number

10.48	Purchase Agreement, dated August 15, 2006, by and among CV Therapeutics, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. (Filed as Exhibit 1.1 to the Company’s current Report on Form 8-K filed by Company on August 16, 2006, and incorporated herein by reference).

10.49	Pledge and Escrow Agreement dated as of June 18, 2003, by and among the Company, Wells Fargo Bank Minnesota, N.A., as Trustee and Wells Fargo Bank Minnesota, N.A. as Escrow Agent (Filed as Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003, and incorporated herein by reference).

10.50	Pledge and Escrow Agreement dated as of May 18, 2004, by and among the Company, Wells Fargo Bank, N.A., as Trustee and Wells Fargo Bank, N.A. as Escrow Agent (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2004, and incorporated herein by reference).

10.51	Amended and Restated Sales and Marketing Services Agreement dated as of July 9, 2003, by and between the Company, Innovex (North America), Inc., as successor to Innovex Inc., Innovex LP, and Quintiles Transnational Corp. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by Company on July 11, 2003, and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has previously been granted for portions of this exhibit.
***	Confidential treatment has been requested for portions of this exhibit.

(b) Exhibits

See Exhibits listed under Item 15(a)(3) above.

(c) Financial Statements and Schedules

All financial statement schedules are omitted because they are not applicable, or the information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf, by the undersigned, thereunto duly authorized, in the City of Palo Alto, County of Santa Clara, State of California, on February 27, 2007.

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

Signature	Title	Date

/S/ LOUIS G. LANGE Louis G. Lange, M.D., Ph.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2007

/S/ DANIEL K. SPIEGELMAN Daniel K. Spiegelman	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2007

/S/ SANTO J. COSTA Santo J. Costa	Director	February 27, 2007

/S/ JOSEPH M. DAVIE Joseph M. Davie, M.D., Ph.D.	Director	February 27, 2007

/S/ THOMAS L. GUTSHALL Thomas L. Gutshall	Director	February 27, 2007

/S/ PETER BARTON HUTT Peter Barton Hutt	Director	February 27, 2007

/S/ KENNETH B. LEE, JR. Kenneth B. Lee, Jr.	Director	February 27, 2007

/S/ BARBARA J. MCNEIL Barbara J. McNeil, M.D., Ph.D.	Director	February 27, 2007

/S/ THOMAS E. SHENK Thomas E. Shenk, Ph.D.	Director	February 27, 2007

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Stockholders of

CV Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of CV Therapeutics, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CV Therapeutics, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, in 2006, CV Therapeutics, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CV Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

February 14, 2007

CV THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$77,638	$23,688
Marketable securities	247,588	436,495
Accounts receivable	3,527	–
Inventories	15,875	–
Restricted cash	6,899	10,587
Prepaid and other current assets	13,968	16,296

Total current assets	365,495	487,066
Notes receivable from related parties	285	75
Property and equipment, net	23,919	20,491
Restricted cash	4,567	10,990
Other assets	27,190	13,939

Total assets	$421,456	$532,561

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$10,749	$4,690
Accrued and other current liabilities	51,359	58,172
Deferred revenue	139	665

Total current liabilities	62,247	63,527
Convertible subordinated notes	399,500	399,500
Other liabilities	5,507	8,544

Total liabilities	467,254	471,571
Commitments and contingencies (Notes 7 and 10)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value, 85,000,000 shares authorized, 58,735,839 and 44,858,060 shares issued and outstanding at December 31, 2006 and 2005, respectively	59	45
Additional paid-in-capital	1,040,665	891,679
Deferred stock-based compensation	–	(18,218)
Accumulated deficit	(1,086,874)	(812,554)
Accumulated other comprehensive income	352	38

Total stockholders’ equity (deficit)	(45,798)	60,990

Total liabilities and stockholders’ equity (deficit)	$421,456	$532,561

See accompanying notes

CV THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2006	2005	2004
Revenues:
Product sales, net	$18,423	$–	$–
Collaborative research	16,923	18,951	20,428
Co-promotion	1,439	–	–

Total revenues	36,785	18,951	20,428

Costs and expenses:
Cost of sales	2,752	–	–
Research and development	135,254	128,452	124,346
Selling, general and administrative	177,264	114,543	42,990

Total costs and expenses	315,270	242,995	167,336

Loss from operations	(278,485)	(224,044)	(146,908)
Other income (expense), net:
Interest and other income, net	16,832	9,092	5,398
Interest expense	(12,667)	(13,043)	(13,573)

Total other income (expense), net	4,165	(3,951)	(8,175)

Net loss	$(274,320)	$(227,995)	$(155,083)

Basic and diluted net loss per share	$(5.49)	$(5.66)	$(4.90)

Shares used in computing basic and diluted net loss per share	49,983	40,268	31,671

See accompanying notes

CV THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Par Value
Balances at December 31, 2003	29,087,718	$29	$577,755	$–	$(429,476)	$529	$148,837
Issuance of common stock related to equity line of credit, net of issuance costs	3,579,472	4	59,876	–	–	–	59,880
Issuance of common stock related to 401(k) contribution	60,391	–	886	–	–	–	886
Issuance of common stock related to employee stock purchase plan and stock option exercises	297,960	–	3,061	–	–	–	3,061
Issuance of common stock related to purchase agreement with Mainfield Enterprises, Inc., net of issuance costs	1,609,186	2	24,498	–	–	–	24,500
Non-employee stock compensation	–	–	8	–	–	–	8
Comprehensive loss:
Net loss	–	–	–	–	(155,083)	–	(155,083)
Net unrealized losses on investments	–	–	–	–	–	(2,687)	(2,687)

Total comprehensive loss							(157,770)

Balances at December 31, 2004	34,634,727	35	666,084	–	(584,559)	(2,158)	79,402
Issuance of common stock related to equity line of credit, net of issuance costs	1,275,711	1	24,949	–	–	–	24,950
Issuance of common stock related to 401(k) contribution	35,716	–	691	–	–	–	691
Issuance of common stock related to employee stock purchase plan and stock option exercises	561,906	1	7,127	–	–	–	7,128
Issuance of common stock related to follow-on offering, net of issuance costs	8,350,000	8	170,217	–	–	–	170,225
Non-employee stock compensation	–	–	956	–	–	–	956
Deferred stock-based compensation related to issuance of restricted stock units	–	–	21,655	(21,655)	–	–	–
Amortization of stock-based compensation	–	–	–	3,437	–	–	3,437
Comprehensive loss:						–
Net loss	–	–	–	–	(227,995)	–	(227,995)
Net unrealized gains on investments	–	–	–	–	–	2,196	2,196

Total comprehensive loss							(225,799)

Balances at December 31, 2005	44,858,060	45	891,679	(18,218)	(812,554)	38	60,990
Issuance of common stock related to equity line of credit, net of issuance costs	2,744,118	3	39,782	–	–	–	39,785
Issuance of common stock related to 401(k) contribution	51,922	–	1,304	–	–	–	1,304
Issuance of common stock related to employee stock purchase plan and stock option exercises	731,739	1	5,658	–	–	–	5,659
Issuance of common stock related to follow-on offering, net of issuance costs	10,350,000	10	92,160	–	–	–	92,170
Non-employee stock compensation	–	–	646	–	–	–	646
Issuance of common stock warrant in connection with a leasing transaction	–	–	3,530	–	–	–	3,530
Reclassification of deferred stock-based compensation upon adoption of FAS 123R	–		(18,218)	18,218	–	–	–
Employee stock-based compensation	–	–	24,124	–	–	–	24,124
Comprehensive loss:
Net loss	–	–	–	–	(274,320)	–	(274,320)
Net unrealized gains on investments	–	–	–	–	–	314	314

Total comprehensive loss							(274,006)

Balances at December 31, 2006	58,735,839	$59	$1,040,665	$–	$(1,086,874)	$352	$(45,798)

See accompanying notes

CV THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net loss	$(274,320)	$(227,995)	$(155,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	24,770	4,626	299
Depreciation and amortization, net	7,108	10,751	14,343
Impairment recognized for unrealized loss on marketable securities	2,037	3,180	–
(Gain) loss on the sale of available-for-sale securities	(118)	656	621
Loss on redemption of convertible subordinated notes	–	621	1,615
Impairment recognized on long-term investment	94	–	–
Forgiveness of related party notes receivable	43	64	73
Change in assets and liabilities:
Accounts receivable	(3,527)	–	–
Inventories	(15,875)	–	–
Prepaid and other current assets	2,313	1,015	(7,474)
Other assets	(12,580)	(1,455)	3,492
Accounts payable	6,059	(2,055)	2,729
Accrued and other liabilities	(6,232)	23,541	24,333
Deferred revenue	(526)	(907)	(1,029)

Net cash used in operating activities	(270,754)	(187,958)	(116,081)

Cash flows from investing activities
Purchases of available-for securities	(61,689)	(354,006)	(385,156)
Proceeds from sales of available-for-securities	75,410	212,058	379,326
Maturities of investments	176,364	83,041	23,255
Capital expenditures	(9,846)	(8,963)	(3,604)
Notes receivable from related parties	–	–	500
Equity investment in collaboration partner	–	–	(1,000)
Purchase of convertible note from collaborative partner	(4,000)	–	–

Net cash provided by (used in) investing activities	176,239	(67,870)	13,321

Cash flows from financing activities
Change in restricted cash	10,111	(8,655)	(8,036)
Payments on capital lease obligations	–	–	(440)
Borrowings on capital lease obligations	–	–	178
Repurchase of convertible subordinated notes	–	(79,645)	(116,605)
Borrowings under senior subordinated convertible notes, net of issuance costs	–	144,727	145,141
Proceeds from issuance of common stock through employee stock purchases and stock options	6,399	7,128	3,061
Net proceeds from issuance of common stock related to public offering and equity line of credit	131,955	195,202	84,380

Net cash provided by financing activities	148,465	258,757	107,679

Net increase in cash and cash equivalents	53,950	2,929	4,919
Cash and cash equivalents at beginning of year	23,688	20,759	15,840

Cash and cash equivalents at end of year	$77,638	$23,688	$20,759

Supplemental disclosure of cash flow information
Cash paid for interest	$10,984	$9,550	$11,751

Supplemental schedule of non-cash investing and financing activities
Accrued cost for acquisition of property and equipment	$(80)	$866	$–

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

We currently promote Ranexa® (ranolazine extended-release tablets) with our national cardiovascular specialty sales force. Ranexa was approved in the United States in January 2006 for the treatment of chronic angina in patients who have not achieved an adequate response with other antianginal drugs. We launched Ranexa in the United States in March 2006.

We are also developing other product candidates including regadenoson, a selective A2A-adenosine receptor agonist for potential use as a pharmacologic stress agent in myocardial perfusion imaging studies.

Reclassifications

Certain reclassifications of prior period amounts have been made to our consolidated financial statements to conform to the current presentation. We have combined line items in the consolidated statements of operations previously separately titled “interest and other income, net” and “other expenses” into “interest and other income, net.” We have also reclassified certain items on our consolidated balance sheet, including non-cash consideration paid related to our operating lease agreements.

Principles of Consolidation

The consolidated financial statements and accompanying notes include the accounts of our company and our wholly owned subsidiary. The functional currency of our wholly-owned subsidiary in the United Kingdom is the U.S. dollar. Foreign currency remeasurement gains and losses are recorded in the consolidated statements of operations in accordance with Statement of Financial Accounting Standards (FAS) No. 52, “Foreign Currency Translation.” All intercompany transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those assumptions and estimates.

Cash Equivalents and Marketable Securities

We consider all highly liquid debt investments with a maturity from date of purchase of three months or less to be cash equivalents. All other liquid investments are classified as marketable securities.

We invest in marketable debt securities that we consider to be available for use in current operations. Accordingly, we have classified all investments as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date. We classify our investment in debt securities as available-for-sale. Available-for-sale securities are carried at fair value, based upon quoted market prices for

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

these or similar instruments, with unrealized gains and temporary unrealized losses reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). The amortized cost of these securities is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization, as well as realized gains and losses are included in interest and other income, net. The cost of securities sold is based on the specific identification method. If we conclude that an other-than-temporary impairment exists, we recognize an impairment charge to reduce the investment to fair value and record the related charge as a reduction of interest and other income, net. In determining whether to recognize an impairment charge, we consider factors such as the length of time and extent to which the fair market value has been below the cost basis, the current financial condition of the investee, the financial condition, future cash flow needs and business outlook for our company and our intent and ability to hold the investment for a sufficient period of time to allow for any anticipated recovery in market value.

Restricted Cash

Restricted cash includes the current and non-current portions in the funding of escrow accounts to secure interest payments for our $150.0 million aggregate principal amount of senior subordinated convertible notes due 2012 and $149.5 million of our 3.25% senior subordinated convertible notes due 2013 (see Note 8). These escrow accounts consist of held-to-maturity U.S. Treasury securities that are carried at amortized cost, which approximates fair market value.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts healthcare providers contractual chargebacks and product returns. Estimates for cash discounts, chargebacks and product returns are based on contractual terms, historical trends and expectations regarding utilization rates for these programs. The allowance for doubtful accounts is calculated based on our historical experience, our assessment of the customer credit risk and the application of the specific identification method. To date we have not recorded a bad debt allowance due to the fact that the majority of our product revenue comes from sales into a limited number of financially sound companies. The need for bad debt allowance is evaluated each reporting period based on our assessment of the credit worthiness of our customers.

Inventory

We expense costs relating to the production of inventories as research and development (R&D) expense in the period incurred until such time as we receive an approval letter from the U.S. Food and Drug Administration (FDA) for a new product or product configuration, and then we begin to capitalize the subsequent inventory costs relating to that product or product configuration. Prior to approval of Ranexa® (ranolazine extended-release tablets) for commercial sale in January 2006 by the FDA, we had expensed all costs associated with the production of Ranexa as R&D expense. Subsequent to receiving approval for Ranexa, we capitalized the subsequent costs of manufacturing the commercial configuration of Ranexa as inventory, including costs to convert existing raw materials to active pharmaceutical ingredient and costs to tablet, package and label previously manufactured inventory whose costs had already been expensed as R&D. Until we sell the inventory for which a portion of the costs were previously expensed, the carrying value of our inventories and our cost of sales will reflect only incremental costs incurred subsequent to the approval date. We continue to expense costs associated with non-approved configurations of Ranexa and all clinical trial material as R&D expense.

The valuation of inventory requires us to estimate obsolete, expired or excess inventory. Once packaged as finished goods, Ranexa currently has a shelf life of 48 months from the date of tablet manufacture, although

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

some of our previously manufactured Ranexa tablets have a shelf life of 36 months from the date of tablet manufacture, which was the shelf life at the time of product launch. The determination of obsolete, expired or excess inventory requires us to estimate the future demand for Ranexa. If our current assumptions about future production or inventory levels, demand or competition were to change or if actual market conditions are less favorable than those we have projected, inventory write-downs may be required that could negatively impact our product margins and results of operations. We also review our inventory for quality assurance and quality control issues identified in the manufacturing process and determine whether a write-down is necessary. To date, there have been no inventory write-downs.

Inventory is stated at the lower of cost or market. Cost is determined on a standard cost method which approximates the first-in-first-out method.

Non-Marketable Investments

Our non-marketable investments consist of investments in privately held companies in which we own less than 20% of the outstanding voting stock and do not otherwise have the ability to exert significant influence over the investees. Accordingly, these investments in privately-held companies are accounted for under the cost method. Non-marketable investments are classified as other assets on the consolidated balance sheets and had a carrying value of $6.0 million and $2.0 million as of December 31, 2006 and 2005, respectively.

We periodically evaluate the carrying value of our ownership interests in privately-held cost method investees by reviewing conditions that might indicate an impairment, including the following:

•	Financial performance of the investee;

•	Achievement of business plan objectives and milestones including the hiring of key employees, obtaining key business partnerships, and progress related to research and development activities;

•	Available financial resources; and

•	Completion of debt and equity financings.

If our review of these factors indicates that an impairment of our investment has occurred, we estimate the fair value of our investment. When the carrying value of our investments is greater than the estimated fair value of our investment, we record an impairment charge to reduce our carrying value. Impairment charges are recorded in the period when the related triggering condition becomes known to management. Impairment charges recorded to date have been less than $0.1 million.

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

Comprehensive Loss

Comprehensive loss consists of net loss plus the changes in unrealized gains and losses on available-for-sale investment securities. At each balance sheet date presented, our cumulative other comprehensive income (loss) consists solely of unrealized gains and losses on available-for-sale investment securities. Comprehensive loss for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net loss	$(274,320)	$(227,995)	$(155,083)
Increase in unrealized losses on marketable securities	(1,605)	(1,640)	(3,308)
Reclassification adjustment for (gains) losses on marketable securities recognized in earnings	1,919	3,836	621

Comprehensive loss	$(274,006)	$(225,799)	$(157,770)

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

We are also subject to credit risk from our accounts receivable related to our product sales. All product sales are currently derived from our one approved product, Ranexa, and were made to customers within the United States. Three wholesale distributors individually comprised 37%, 32% and 23%, respectively, of Ranexa accounts receivable as of December 31, 2006. These three customers individually comprised 40%, 34% and 19%, respectively, of Ranexa gross product sales for the year ended December 31, 2006.

We have not experienced any significant credit losses on cash, cash equivalents, marketable securities or trade receivables to date and do not require collateral on receivables.

Certain of the materials we utilize in our operations are obtained through one supplier. Many of the materials that we utilize in our operations are made at one facility. Since the suppliers of key components and materials must be named in the new drug application filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from our suppliers were interrupted for any reason, we may be unable to ship Ranexa or to supply any of our products in development for clinical trials.

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

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

Product Sales

We recognize revenue for product sales in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition”. We recognize revenue for sales when substantially all the risks and rewards of ownership have transferred to our customers who are wholesale distributors, which generally occurs on the date of shipment. Product sales are recognized as revenue when there is persuasive evidence an arrangement exists, delivery to the wholesale distributor has occurred, title has transferred to the wholesale distributor, the price is fixed and determinable and collectibility is reasonably assured. For arrangements where the revenue recognition criteria are not met, we defer the recognition of revenue until such time that all criteria under the provision are met.

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

•

Fees received on multiple element agreements are evaluated under the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” For these arrangements, we generally are not able to identify evidence of fair value for the undelivered elements and we therefore recognize any consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the performance period.

•

Up-front or milestone payments which are still subject to future performance requirements are recorded as deferred revenue and are recognized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We reevaluated the performance period for certain collaborative research arrangements in 2006 and 2005, which resulted in an immaterial change in revenues as compared to our original estimate. We will continue to reevaluate the performance period for our collaborative arrangements in future periods. We evaluate the appropriate performance period based on research progress attained and certain events, such as changes in the regulatory and competitive environment.

•	Revenues related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement.

•

Revenues for research activities are recognized as the related research efforts are performed. Cost-sharing payments received from collaborative partners for a proportionate share of ours and our partner’s combined R&D expenditures pursuant to the related collaboration agreement are presented in the consolidated statement of operations as collaborative research revenue.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

Co-Promotion Revenue

Revenue under our amended co-promotion agreement with Solvay Pharmaceuticals, Inc. (Solvay Pharmaceuticals) related to ACEON® (perindopril erbumine) Tablets was recognized based on net product sales recorded by Solvay Pharmaceuticals, our co-promotion partner until October 2006, above a specified baseline for each reporting period In October 2006, we signed a letter agreement with Solvay Pharmaceuticals that, among other things, terminated our co-promotion agreement with Solvay Pharmaceuticals relating to ACEON®, effective as of November 1, 2006, and we ceased all commercial activities relating to ACEON®.

Gross-to-Net Sales Adjustments

Gross-to-net adjustments against receivable balances primarily relate to chargebacks, cash discounts and product returns (when applicable), and are recorded in the same period the related revenue is recognized resulting in a reduction to product sales revenue and the recording of product sales receivable net of allowance. Gross-to-net sales adjustment accruals related to managed care rebates, Medicaid rebates and distributor discounts are recognized in the same period the related revenue is recognized, resulting in a reduction to product sales revenue, and are recorded as other accrued liabilities.

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

Managed Care Rebates

We offer rebates under contracts with certain managed care customers. We establish an accrual in an amount equal to our estimate of future managed care rebates attributable to our sales in the period in which we record the sale as revenue. We estimate the managed care rebates accrual primarily based on the specific terms in each agreement, current contract prices, historical and estimated future usage by managed care organizations, and levels of inventory in the distribution channel. We analyze the accrual each reporting period and to date, such adjustments to the accrual have not been material.

Medicaid Rebates

We participate in the Medicaid rebate program, which was developed to provide assistance to certain vulnerable and needy individuals and families. Under the Medicaid rebate program, we pay a rebate to each participating state for our products that their programs reimburse.

We establish an accrual in the amount equal to our estimate of future Medicaid rebates attributable to our sales in the period in which we record the sale as revenue. Although we record a liability for estimated Medicaid rebates at the time we record the sale, the actual Medicaid rebate related to that sale is typically not billed to us for up to four to six months after the prescription is filled that is covered by the Medicaid rebate program. In determining the appropriate accrual amount we consider the then-current Medicaid rebate laws and interpretations; the historical and estimated future percentage of our products that are sold to Medicaid recipients by pharmacies, hospitals, and other retailers that buy from our wholesale distributors; our product pricing and current rebate and/or discount contracts; and the levels of inventory in the distribution channel. We analyze the accrual each reporting period and to date, such adjustments to the accrual have not been material.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

Chargebacks

Federal law requires that any company that participates in the Medicaid program must extend comparable discounts to qualified purchasers under the Public Health Services (PHS) pharmaceutical pricing program. The PHS pricing program extends discounts to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. We also make our product available to authorized users of the Federal Supply Schedule (FSS) of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs. The Veterans Health Care Act of 1992, (VHCA) establishes a price cap, known as the “federal ceiling price,” for sales of covered drugs to the Veterans Administration, the Department of Defense, the Coast Guard, and the PHS. Specifically, our sales to these federal groups are discounted by a minimum of 24% compared to the average manufacturer price we charge to non-federal customers. These federal groups purchase product from the wholesale distributors at the discounted price; the wholesale distributors then charge back to us the difference between the current retail price and the price the federal entity paid for the product.

We establish a reserve in an amount equal to our estimate of future chargeback claims attributable to our sales in the period in which we record the sale as revenue. Although we accrue a reserve for estimated chargebacks at the time we record the sale, the actual chargeback related to that sale is not processed until the federal group purchases the product from the wholesale distributors. We estimate the rate of chargebacks based on historical experience and changes to current contract prices. We also consider our claim processing lag time and the level of inventory held by our wholesale distributors. We analyze the reserve each reporting period and adjust the balance as needed. The inventory held by retail pharmacies, which represents the rest of our distribution channel, is not considered in this reserve, as the federal groups eligible for chargebacks buy directly from the wholesale distributors.

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

As Ranexa is a recently approved product, we estimate future product returns based on the industry trends for other products with similar characteristics and similar return policies. Our actual experience and the qualitative factors that we use to determine the necessary reserve for product returns are susceptible to change based on unforeseen events and uncertainties. We assess the trends that could affect our estimates and make changes to the allowance each reporting period.

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

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

Cash Discounts

We offer cash discounts to wholesale distributors, generally 2% of the sales price, as an incentive for prompt payment. We account for cash discounts by reducing accounts receivable by the full amount of the discounts we expect wholesale distributors to take. Based upon our expectation that wholesale distributors will comply with the contractual terms to earn the cash discount, we reserve, at the time of original sale, 100% of the cash discount related to the sale.

The following table summarizes revenue allowance activity for the year ended December 31, 2006 (in thousands):

	Cash Discounts	Product Returns	Contract Sales Discounts	Total
		(2)	(1)
Balance at December 31, 2005	$–	$–	$–	$–
Revenue allowances:
Current period	(459)	(894)	(2,551)	(3,904)
Payments and credits	343	—	1,233	1,576

Balance at December 31, 2006	$(116)	$(894)	$(1,318)	$(2,328)

(1)	Includes certain customary launch related discounts, distributor discounts, Medicaid rebates, managed care rebates and chargebacks.
(2)	Reserve for return of expired products

Shipping and Handling Costs

Shipping and handling costs incurred for inventory purchases and product shipments are recorded in “Cost of sales” in the consolidated statement of operations.

Research and Development Expenses and Accruals

Research and development expenses include personnel and facility related expenses, outside contract services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for clinical trials, manufacturing and process development, research and other consulting activities, costs are expensed as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

Our accruals for clinical trials are based on estimates of the services received and pursuant to contracts with numerous clinical trial centers and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful accrual of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our consolidated financial

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

statements to the actual services received. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

Advertising Costs

All costs associated with advertising are expensed in the year incurred. Advertising expense for the years ended December 31, 2006 and 2005 were $1.5 million and $0.2 million, respectively. There was no advertising expense for the year ended December 31, 2004.

Net Loss Per Share

In accordance with FAS 128 “Earnings Per Share” (FAS No. 128), basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during each period. Our calculation of diluted net loss per share excludes potentially dilutive shares, as these shares were antidilutive for all periods presented. Our calculation of diluted net loss per share may be affected in future periods by dilutive impact of our outstanding stock options, restricted stock units, stock appreciation rights, warrants or by our convertible notes and debentures.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, marketable securities, restricted cash, and convertible subordinated notes. Cash, cash equivalents, and marketable securities are reported at their respective fair values, as determined by market quotes or pricing models using current market rates. Restricted cash is reported at the amortized cost basis, which approximates fair value, as determined by market quotes. The fair value of the convertible subordinated notes was determined by obtaining quotes from a market maker for the notes (see Note 8).

Segments

We operate in one segment, as defined in accordance with FAS 131 “Disclosures about Segments of an Enterprise and Related Information.” For the years ended December 31, 2006, 2005 and 2004, all revenue recognized was from customers within the United States.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes,” (FIN 48) an interpretation of FAS 109, “Accounting for Income Taxes” (FAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. The interpretation applies to all tax positions accounted for in accordance with FAS 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. As of December 31, 2006, we have federal and state net operating loss and credit carryforwards of approximately $1,056.4 million and $774.1 million, respectively that may be subject to annual limitation, due to certain substantial changes in ownership, under the Internal Revenue Code and similar state

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

provisions. The annual limitation may result in the expiration of net operating loss and credit carryforwards before utilization. As of December 31, 2006, all of our deferred tax assets have been fully offset by a valuation allowance because the realization of these assets is dependent on future earnings. Early adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. We are currently evaluating the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements.

2.    License and Collaboration Agreements

Astellas Pharma US

In July 2000, we entered into a collaboration agreement with Astellas US LLC (formerly Fujisawa Healthcare, Inc.) to develop and market second generation pharmacologic myocardial perfusion imaging stress agents. Under this agreement, Astellas received exclusive North American rights to regadenoson, a short acting selective A2A-adenosine receptor agonist, and to a backup compound. We received $10.0 million from Astellas consisting of a $6.0 million up-front payment, which is being recognized as revenue over the expected development term of the agreement, and $4.0 million for the sale of our common stock. In addition, Astellas reimburses us for 75% of our development costs and we reimburse Astellas for 25% of their development costs. If the product is approved by the FDA, Astellas will be responsible for sales and marketing of regadenoson, and we will receive a royalty based on product sales of regadenoson and may receive a royalty on another product sold by Astellas. Collaborative research revenues for the reimbursement of development costs were $12.7 million, $17.9 million, and $19.4 million for 2006, 2005 and 2004, respectively. As of December 31, 2006, $2.6 million was due from Astellas for reimbursement of our development costs.

Astellas may terminate the agreement for any reason on 90 days’ written notice, and we may terminate the agreement if Astellas fails to launch a product within a specified period after marketing approval. In addition, we or Astellas may terminate the agreement in the event of material uncured breach, or bankruptcy or insolvency.

In June 2006, we and Astellas entered into a second amendment to the collaboration and license agreement, effective as of January 1, 2006. The second amendment provides that we will conduct agreed-upon additional clinical trials of the licensed compound regadenoson on terms and conditions that are different than those applicable to clinical trials conducted to date under the agreement. The additional trials will be considered Phase 4 trials and will be subject to all terms and conditions under the agreement governing Phase 4 trials, except that we will conduct the additional trials and have all regulatory responsibilities and responsibility for management of the additional trials, subject to Astellas review and approval of the trial protocols and the option to review the final study reports. We shall provide Astellas with all data pertaining to the additional trials and Astellas shall reimburse us for 100% of the development costs we incur with respect to the additional trials. We recognized $2.7 million of collaborative research revenue for the year ended December 31, 2006 related to these trials. As of December 31,2006 $0.6 million was due from Astellas related to these trials.

PTC Therapeutics, Inc.

In June 2006, we entered into a collaboration and license agreement with PTC Therapeutics Inc. (PTC) for the development of orally bioavailable small-molecule compounds identified through the application of PTC’s proprietary Gene Expression Modulation by Small Molecules technology. Pursuant to the collaboration and license agreement, we and PTC will collaborate on five jointly select therapeutic targets and on the discovery of potential clinical candidate small-molecule compounds that act upon such targets. The research term of the

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    License and Collaboration Agreements (Continued)

collaboration and license agreement is 42 months. For the year ended December 31, 2006, we recognized $0.2 million of revenue related to this collaboration.

In June 2006, we made an initial payment to PTC of $10.0 million, consisting of an upfront non-refundable cash payment of $2.0 million, a forgivable loan of $4.0 million, and a $4.0 million convertible note receivable. For accounting purposes, we have aggregated the upfront non-refundable cash payment of $2.0 million and the forgivable loan of $4.0 million and consider this to represent a $6.0 million fee for the access to the PTC’s technology. The $6.0 million access fee will be amortized over the research term of the collaboration. The forgivable loan may be forgiven over the course of the research term as follows: on each of the 14-month and 28-month anniversary of the loan’s issue date, $2.0 million in aggregate principal amount, together with all accrued but unpaid interest to that anniversary date, will be forgiven, so long as the agreement remains in effect on that anniversary date. The convertible note receivable is convertible into PTC equity if PTC completes an initial public offering or a qualified private placement prior to the loan’s maturity. Both the forgivable loan and the convertible note receivable are in the principal amount of $4.0 million, bear interest at an annual rate of 4.85%, compounded annually, and mature on the 28-month anniversary of their respective June 7, 2006 issue dates. If we license and commercialize a product based on all five selected targets during the term of the agreement, PTC could earn milestone payments from us of up to an aggregate $335.0 million if specified development, regulatory and commercial goals set forth in the agreement are achieved over the life cycle of each such product. PTC retains the option to co-fund further R&D on any targets licensed by us in return for increased royalties or co-promotion rights. In addition, PTC may develop and commercialize compounds that are active against any target that is not licensed by us, and PTC may be obligated to pay us royalties on worldwide net sales of any such PTC products.

Ranexa Product Rights

Under our license agreement, as amended, relating to ranolazine with Roche Palo Alto LLC (Roche), successor-in-interest to Syntex (U.S.A.) Inc., we paid an initial license fee, and are obligated to make certain payments to Roche, upon receipt of the first and second product approvals for Ranexa in any of the following major market countries: France, Germany, Italy, the United States and the United Kingdom. As of December 31, 2005, we had accrued $10.1 million of the $11.0 million payment, and expensed this amount as R&D expenses in the year ended December 31, 2004. In February 2006, we paid $11.0 million to Roche in accordance with this agreement, of which $0.9 million was capitalized as an other asset on our consolidated balance sheet. The $0.9 million is being amortized over its useful patent life, which expires in May 2019 or approximately 13 years.

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

Under our license and settlement agreement with another vendor, certain amounts were due to them upon the approval of Ranexa by the FDA for the manufacture of ranolazine’s active pharmaceutical ingredient

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    License and Collaboration Agreements (Continued)

(ranolazine API). Upon FDA approval of Ranexa, we were required to pay a $5.0 million milestone and fees based upon the amount of ranolazine API manufactured prior to product approval. In exchange for these payments, we received a worldwide, royalty-free, nonexclusive perpetual license to use and practice certain proprietary technology for the purpose of making and having made ranolazine API. In January 2006, we paid this $5.0 million milestone to this vendor and have capitalized this amount as an other asset on our balance sheet. We are amortizing the asset over its useful patent life which expires in May 2019 or approximately 13 years. We are obligated to pay this vendor $4 per kilogram on future ranolazine API manufactured until the total amount paid (including the previously paid $5.0 million) reaches $12.0 million.

Amortization expense for the year ended December 31, 2006 was $0.4 million. The expected future annual amortization related to these product rights is $0.5 million per year through 2011.

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

For the year ended December 31, 2006, we have recognized $1.4 million of revenue related to this agreement.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Marketable Securities

The following is a summary of available-for-sale securities at December 31, 2006 and 2005:

December 31, 2006	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$21,202	$–	$–	$21,202
Repurchase agreements	20,000	–	–	20,000
Commercial paper	29,063	5	–	29,068
U.S. government securities	4,997	1	–	4,998

	$75,262	$6	$–	$75,268

Marketable securities:
U.S. government securities	$99,625	$139	$–	$99,764
Asset backed securities	24,821	13	–	24,834
Corporate bonds	122,796	194	–	122,990

	$247,242	$346	$–	$247,588

December 31, 2005	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$6,830	$–	$–	$6,830
U.S. government securities	15,875	3	–	15,878

	$22,705	$3	$–	$22,708

Marketable securities:
U.S. government securities	$152,062	$1	$–	$152,063
Asset backed securities	44,166	22	–	44,188
Corporate bonds	240,232	12	–	240,244

	$436,460	$35	$–	$436,495

As of December 31, 2006, we had marketable securities with maturities of one year or less of $164.0 million and greater than one year of $83.6 million. The average contractual maturity as of December 31, 2006 was approximately eight months with no single investment’s maturity exceeding thirty-six months.

Realized gains on available-for-sale securities included in the consolidated statements of operations were $0.2 million, $0.1 million and $0.3 million for 2006, 2005 and 2004, respectively, while realized losses for those years were less than $0.1 million, $0.8 million and $0.9 million, respectively.

We review and analyze our marketable securities portfolio to determine whether declines in the fair value of individual marketable securities that were below amortized cost are other-than-temporary. In order to determine whether a decline in fair value is other-than temporary, we evaluated, among other factors, the duration and extent to which the fair value has been less than the amortized cost; the financial condition of and business outlook for our company, including future cash flow needs; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery of fair value to its amortized cost. As a result of increases in

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Marketable Securities (Continued)

market interest rates during 2006 and 2005, we experienced an increase in unrealized losses in our investment portfolio. After consideration of the scheduled maturities in our investment portfolio, our policies with respect to the concentration of investments with issuers or within industries, and our forecasted needs to support our operations, we concluded that we did not have the ability to hold impaired securities for a period of time sufficient to recover their cost basis. As of each impairment assessment, management did not determine which individual securities we would sell in order to meet our future cash requirements. As a result, we determined that all individual marketable securities in our portfolio with fair values below amortized cost were other-than-temporarily impaired. Accordingly, we recorded a non-cash impairment charge of approximately $2.0 million and $3.2 million as an offset to interest and other income, net for the years ended December 31, 2006 and 2005, respectively, to write down the carrying value of these securities to fair value.

4.    Inventories

The components of inventory were as follows (in thousands):

December 31, 2006
Raw materials	$3,469
Work in process	9,968
Finished goods	2,438

Total	$15,875

Prior to approval of Ranexa for commercial sale in January 2006 by the FDA, all costs associated with the production of Ranexa were expensed as R&D costs.

The total stock-based compensation expense capitalized to inventory was approximately $0.4 million for the year ended December 31, 2006.

5.    Property and Equipment

Property and equipment are recorded at cost and consist of the following:

	December 31,
	2006	2005
	(in thousands)
Machinery and equipment	$29,049	$24,646
Furniture and fixtures	2,939	2,429
Construction in progress	1,521	3,292
Leasehold improvements	18,311	11,687

	51,820	42,054
Less accumulated depreciation and amortization	(27,901)	(21,563)

	$23,919	$20,491

Depreciation expense was $4.8 million, $3.5 million and $3.6 million for 2006, 2005 and 2004, respectively. Amortization expense for leasehold improvements was $1.5 million, $1.1 million and $1.0 million for 2006, 2005 and 2004, respectively.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2006	2005
	(in thousands)
Accrued interest	$2,588	$3,195
Accrued marketing and promotional costs	5,830	5,447
Accrued compensation	16,936	12,680
Accrued clinical trial costs	16,519	17,510
Roche Palo Alto LLC milestone accrual	–	10,080
Other	9,486	9,260

	$51,359	$58,172

7.    Commitments

Operating Leases

We have noncancelable operating leases related to our facilities. Most of our lease agreements include renewal periods at our option. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space for construction and other purposes. As of December 31, 2006, these leases expire between February 2008 and April 2016. One of the leases is secured by a $6.0 million irrevocable letter of credit. As security for this letter of credit, we are obligated to maintain $6.0 million in compensating balances in deposit with the counterparty. Because the compensating balance is not restricted as to withdrawal, it is not classified as restricted cash in our consolidated balance sheet.

In January 2006, we extended the lease on our Porter Drive buildings in Palo Alto, California. The lease term was extended to April 2016 with an option to renew for nine years, and the lease provided for net rent reductions of $3.7 million over five years in return for the issuance of warrants to the landlord and the ground lessor to purchase an aggregate total of 200,000 shares of our common stock at a price of $24.04. The warrant was valued using the Black-Scholes model, assuming a term of ten years, a risk-free interest rate of 4.4% and volatility of 61%. We are accounting for the value of the warrant as non-cash rent expense over the life of the lease.

Rent expense for the years ended December 31, 2006, 2005, and 2004 was $13.3 million, $13.5 million and $12.9 million, respectively. As of December 31, 2006, minimum payments under operating lease arrangements were as follows (in thousands):

2007	$12,006
2008	13,280
2009	13,589
2010	15,158
2011	15,369
Thereafter	22,624

$92,026

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Commitments (Continued)

Manufacturing Obligations

We have entered into manufacturing supply arrangements, under which we have non-cancelable orders and minimum commitments related to the manufacturing of Ranexa. Our minimum payments as of December 31, 2006 under these supply agreements were as follows (in thousands):

2007	$8,278
2008	2,521
2009	1,251

$12,050

8.    Convertible Subordinated Notes

Convertible subordinated notes consist of the following:

	December 31,
	2006	2005
	(in thousands)
2.0% Senior Subordinated Convertible Debentures Due 2023	100,000	100,000
2.75% Senior Subordinated Convertible Notes Due 2012	150,000	150,000
3.25% Senior Subordinated Convertible Notes Due 2013	149,500	149,500

	$399,500	$399,500

2.0% Senior Subordinated Convertible Debentures Due 2023

In June 2003, we completed a private placement of $100.0 million aggregate principal amount of 2.0% senior subordinated convertible debentures due May 16, 2023. The holders of the debentures, at their option, may require us to purchase all or a portion of their debentures on May 16, 2010, May 16, 2013 and May 16, 2018, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. The debentures are unsecured and subordinated in right of payment to all existing and future senior debt, as defined in the indenture governing the debentures, equal in right of payment to our future senior subordinated debt and senior in right of payment to our existing and future subordinated debt. We are required to pay interest semi-annually on May 16 and November 16 of each year. The initial conversion rate of the debentures, which is subject to adjustment in certain circumstances, is 21.0172 shares of common stock per $1,000 principal amount of debentures, which is equivalent to an initial conversion price of $47.58 per share. We may, at our option, redeem all or a portion of the debentures in cash at any time at pre-determined prices from 101.143% to 100.000% of the face value of the debentures per $1,000 of principal amount, plus accrued and unpaid interest to the date of redemption. We can elect to settle these debentures with shares of common stock or cash at our option.

At December 31, 2006, we have reserved 2,101,720 shares of common stock for issuance upon conversion of the debentures. We incurred issuance costs related to this private placement of approximately $3.4 million, which have been recorded as other assets and are being amortized to interest expense ratably over the life of the debentures.

Holders may convert their debentures into shares of our common stock only under any of the following circumstances: (i) during any calendar quarter if the sale price of our common stock, for at least 20 trading days

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Convertible Subordinated Notes (Continued)

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

The fair value of our senior subordinated convertible debentures, based on the estimated market price of a market maker for the debentures at December 31, 2006, was approximately $84.5 million.

2.75% Senior Subordinated Convertible Notes Due 2012

In May and June 2004, we sold $150.0 million aggregate principal amount of 2.75% senior subordinated convertible notes due 2012 through a private placement to qualified institutional buyers in reliance on Rule 144A. The net proceeds to us were approximately $145.2 million, which was net of the initial purchasers’ discount of $4.5 million and approximately $0.3 million in legal, accounting and printing expenses. Costs relating to the issuances of these notes were capitalized and are being amortized ratably over the term of the debt. The notes are unsecured and subordinated to all of our existing and future senior debt, equal in right of payment with our existing and future senior subordinated debt, and senior in right of payment to our existing and future subordinated debt. We are required to pay interest semi-annually on May 16 and November 16 of each year. The notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of our common stock. The notes are convertible at a conversion rate of 56.5475 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $17.68 per share. At December 31, 2006, we have reserved 8,482,125 shares of common stock for issuance upon conversion of the notes. We may redeem some or all of the notes for cash at any time on or after May 20, 2009 at specified redemption prices, together with accrued and unpaid interest. A portion of the net proceeds from the offering were used to repurchase approximately $116.6 million principal amount of our 4.75% convertible subordinated notes due 2007 and to fund the interest escrow account. As of December 31, 2006, we had approximately $2.1 million of restricted cash classified as current restricted cash in the accompanying consolidated balance sheets. The restricted cash secures the next interest payment due on the notes. We can elect to settle these notes with shares of common stock or cash at our option.

The fair value of our senior subordinated convertible notes, based on the market price for the notes at December 31, 2006, was approximately $101.1 million.

3.25% Senior Subordinated Convertible Notes Due 2013

In July 2005, we sold $149.5 million aggregate principal amount of 3.25% senior subordinated convertible notes due 2013. The net proceeds to us were approximately $144.7 million, which was net of the initial purchasers’ discount of $4.5 million and approximately $0.3 million in legal, accounting and printing expenses. Costs relating to the issuances of these notes were capitalized and are being amortized ratably over the term of the debt. The notes are unsecured and subordinated to all of our existing and future senior debt, equal in right of payment with our existing and future senior subordinated debt, and senior in right of payment to our existing and future subordinated debt. We are required to pay interest semi-annually on February 16 and August 16 of each year. We used approximately $14.2 million of the net proceeds from the convertible note offering to fund an escrow account to provide security for the first six scheduled interest payments on the notes. As of December 31, 2006, approximately $4.9 million is classified as current restricted cash and approximately $4.5 million is

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Convertible Subordinated Notes (Continued)

classified as long-term restricted cash in the accompanying consolidated balance sheets. The restricted cash secures the next four interest payments due on the notes. The notes are convertible, at the option of the holder, at any time prior to maturity, at a conversion rate of 37.037 shares per $1,000 principal amount of notes, which is equal to a conversion price of approximately $27.00 per share, subject to adjustment. At December 31, 2006, we have reserved 5,537,032 shares of common stock for issuance upon conversion of the notes. We may redeem some or all of the notes for cash at any time on or after August 20, 2010 at specified redemption prices, together with accrued and unpaid interest.

The fair value of our senior subordinated convertible notes, based on the market price for the notes at December 31, 2006, was approximately $88.2 million.

9.    Related Party Transactions

Loans to non-executive officers and employees aggregating $0.3 million and $0.4 million were outstanding at December 31, 2006 and 2005, respectively. These loans bear interest at 3.65% to 5.07% per annum. The amounts are repayable on various dates through February 2011. Loans outstanding at December 31, 2006 are secured by secondary deeds of trust on real estate.

10.    Contingencies

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit filed in August 2003 in the U.S. District Court for the Northern District of California captioned Crossen v. CV Therapeutics, Inc., et al. The lawsuit was brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations were filed against the defendants. In November 2003, the court appointed a lead plaintiff, and in December 2003, the court consolidated all of the securities class actions filed to date into a single action captioned In re CV Therapeutics, Inc. Securities Litigation. In January 2004, the lead plaintiff filed a consolidated complaint. We and the other named defendants filed motions to dismiss the consolidated complaint in March 2004. In August 2004, these motions were granted in part and denied in part. The court granted the motions to dismiss by two individual defendants, dismissing both individuals from the action with prejudice, but denied the motions to dismiss by us and the two other individual defendants. After the motions to dismiss were decided, this action entered the discovery phase. In October 2006, we reached a preliminary agreement to settle this action. Under the terms of the preliminary agreement, our insurers will pay an aggregate of $13.5 million to settle all claims and to pay the court-approved fees of plaintiff’s counsel. The defendants will receive a complete release of all claims and expressly deny any wrongdoing. The preliminary agreement is subject to standard conditions, including final court approval. There can be no assurance that final court approval will be obtained. Separately, we are participating in dispute resolution proceedings beginning in February 2007 with an insurer over whether or not we will reimburse that insurer for a portion of the insurer’s contribution to the settlement. The amount of our reimbursement will not exceed $2.25 million, and may be a lesser amount or zero. We do not believe that an estimated loss from this contingency is both probable or estimable. Therefore in accordance with FAS 5 “Accounting for Contingencies,” we have not recorded an associated liability.

In addition, certain of our officers and directors have been named as defendants in a derivative lawsuit filed in August 2003 in California Superior Court, Santa Clara County, captioned Kangos v. Lange, et al., which named CV Therapeutics as a nominal defendant. The plaintiff in this action is one of our stockholders who

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Contingencies (Continued)

sought to bring derivative claims on behalf of CV Therapeutics against the defendants. The lawsuit alleged breaches of fiduciary duty and related claims based on purportedly misleading statements concerning our new drug application for Ranexa. In November 2006, we reached a preliminary agreement to settle this action. Under the terms of the preliminary agreement, we agreed to implement certain non-material corporate governance changes, and our insurers will pay the court-approved fees of plaintiff’s counsel. The defendants will receive a complete release of all claims and expressly deny any wrongdoing. The preliminary agreement is subject to standard conditions, including final court approval. There can be no assurance that final court approval will be obtained.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. Accordingly, no loss accrual has been established for these lawsuits. In the event of an adverse outcome, our business could be harmed.

11.    Stockholders’ Equity

Preferred Stock

Of the 5,000,000 shares of preferred stock that we are authorized to issue, 1,800,000 shares are designated Series A junior participating preferred stock and are reserved for issuance pursuant to our Stockholders Rights Plan. Our board of directors may increase the number of shares designated as Series A junior participating preferred stock without further stockholder action. Under our Restated Certificate of Incorporation, our board of directors is authorized without further stockholder action to provide for the issuance of up to 5,000,000 shares of our preferred stock, in one or more series, with such voting powers, full or limited, and with such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated in the resolution or resolutions providing for the issue of a series of such stock adopted, at any time or from time to time, by our board of directors. The rights of the holders of each series of the preferred stock will be subordinate to those of our general creditors.

Significant Equity Transactions

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

In February 2004, we entered into a Common Stock Purchase Agreement with Mainfield Enterprises, Inc., pursuant to which we could sell up to 1,609,186 shares of our common stock to Mainfield. In March 2004, we sold 1,609,186 shares of common stock to Mainfield for net proceeds of $24.5 million.

In July 2005, we completed a public equity financing with gross equity proceeds of $180.4 million. We sold 8,350,000 shares of common stock at a price of $21.60 per share for net proceeds of approximately $170.2 million.

In April 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd. (Azimuth), which provides that, upon the terms and subject to the conditions set forth in the purchase

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Stockholders’ Equity (Continued)

agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount as provided under the purchase agreement. In 2006, Azimuth purchased 2,744,118 shares for net proceeds of approximately $39.8 million under the purchase agreement. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share.

In August 2006, we completed a public offering of common stock and sold 10,350,000 shares of common stock at a price of $9.50 for net proceeds of $92.2 million.

Warrants

In January 2006, we issued warrants to purchase an aggregate total of 200,000 shares of our common stock at a price of $24.04 in connection with a lease arrangement. Each warrant is exercisable, in whole or in part, until the later of (i) the tenth anniversary of January 19, 2006 if (but only if) at any time prior to the fifth anniversary of January 19, 2006 the closing price of our common stock on the Nasdaq Global Market has not been more than $48.08 for each trading day during any period of twenty consecutive trading days or (ii) the fifth anniversary of January 19, 2006.

In July 2003, we issued a fully vested, non-forfeitable warrant, with a five-year term, to purchase 200,000 shares of our common stock at an exercise price of $32.93 per share in connection with a commercialization agreement. The warrant is exercisable until July 2008.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (Purchase Plan) currently provides that the number of shares of common stock reserved for issuance under the Purchase Plan shall, on the day after each annual meeting of the Company’s stockholders for three years beginning with the annual meeting in 2006 and continuing through and including the annual meeting in 2008, be increased automatically by the lesser of (a) 500,000 shares of common stock or (b) a number of shares of common stock as determined by the Board. Under the terms of the Purchase Plan, eligible employees may purchase shares of our common stock at quarterly intervals through their periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of our common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of our common stock on each purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with us. The maximum aggregate number of shares that may be purchased by all eligible employees on any quarterly purchase date is 125,000 shares of our common stock. If the aggregate purchase of shares on any quarterly purchase date would exceed such maximum aggregate number, the Board (or a duly authorized committee of the Board) shall make a pro rata allocation of the shares available to all eligible employees on such purchase date in as nearly a uniform manner as shall be practicable and as it shall deem to be equitable. We have reserved 314,349 shares for issuance under the Purchase Plan.

Stock Option Plans

We reserved 345,000 shares of common stock for issuance under our amended and restated 1992 Stock Option Plan, which provided for common stock options to be granted to employees, consultants, officers, and directors. No additional grants will be made under this plan.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Stockholders’ Equity (Continued)

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

The 2000 Equity Incentive Plan provides for the grant of stock awards consisting of incentive stock options, nonstatutory stock options, restricted stock and/or restricted stock units, and stock appreciation rights. Options granted under the 2000 Equity Incentive Plan expire no later than 10 years from the date of grant. The exercise price of an option shall be not less than 100% of the fair market value of the stock subject to the option on the date the option is granted, unless granted to a person who owns 10% or more of the fair market value of the stock of the company and its affiliates, in which case the exercise price shall be not less than 110% of the fair market value of the stock subject to the option on the date of grant. The vesting provisions of individual options may vary but in each case will provide for vesting of at least 20% of the total number of shares subject to the option

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Stockholders’ Equity (Continued)

per year. Restricted stock and/or restricted stock units granted under the 2000 Equity Incentive Plan shall have such terms and conditions as are approved by the board of directors. Grants of restricted stock and/or restricted stock units may have a purchase price or no purchase price, as determined by the board of directors, and shall be subject to a vesting schedule or forfeiture or share repurchase option as determined by the board of directors. Stock appreciation rights granted under the 2000 Equity Incentive Plan shall have such terms and conditions as are approved by the board of directors. Grants of stock appreciation rights shall have a term and exercise price as set by the board of directors, and a participant exercising a stock appreciation right shall receive consideration as determined by the board of directors. In the event of a “change of control” of the Company, each outstanding stock award under the 2000 Equity Incentive Plan shall, automatically and without further action by us, become fully vested and exercisable with respect to all of the shares of common stock subject thereto no later than five business days before the closing of such change of control event.

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

2004 Employee Commencement Incentive Plan

In December 2004, the board of directors approved the 2004 Employee Commencement Incentive Plan (Commencement Plan), which provides for the grant of nonstatutory stock options, restricted stock awards and restricted stock units, referred to collectively as awards. The awards granted pursuant to the Commencement Plan are intended to be stand-alone inducement awards pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). The Commencement Plan is not subject to the approval of the our stockholders. Any employee who has not previously been an employee or director of the Company or an affiliate, or following a bona fide period of non-employment by the Company or an affiliate, is eligible to participate in the Commencement Plan only if he or she is granted an award in connection with his or her commencement of employment with the Company or an affiliate and such grant is an inducement material to his or her entering into employment with the Company or an affiliate. The board of directors administers the Commencement Plan. Subject to the provisions of the Commencement Plan, the board of directors has the power to construe and interpret the Commencement Plan and to determine the persons to whom and the dates on which awards will be granted, the number of shares of common stock to be subject to each award, the time or times during the term of each award within which all or a portion of such award may be exercised, the exercise price, the type of consideration and other terms of the

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Stockholders’ Equity (Continued)

award. Awards may be granted under the Commencement Plan upon the approval of a majority of the board’s independent directors or upon the approval of the compensation committee of the board of directors. Prior to or concurrently with the grant of any awards under the Commencement Plan, our board of directors reserves for issuance pursuant to the Commencement Plan the number of shares of common stock as may be necessary in order to accommodate such awards. Each award granted under the Commencement Plan shall be in such form and shall contain such terms and conditions as the board of directors shall deem appropriate. The provisions of separate awards need not be identical. As of December 31, 2006, we have reserved 1,717,945 shares of our common stock for issuance pursuant to outstanding awards under the Commencement Plan.

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

12.    Stock-Based Compensation

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options, RSUs, SARs and an employee stock purchase plan. The following table presents the total stock-based employee compensation expense resulting from stock-based compensation included in our consolidated statements of operations (in thousands):

	Year ended December 31,
	2006	2005	2004
Research and development	$7,656	$1,280	$–
Selling, general and administrative	16,468	2,205	–

Total	$24,124	$3,485	$–

Stock-based compensation related to cost of sales was less than $0.1 million for the year ended December 31, 2006.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Stock-Based Compensation (Continued)

As of December 31, 2006, we had 10,690,528 shares of common stock reserved for future issuance under our stock compensation plans and Purchase Plan. Cash received from option exercises and purchases under our employee stock purchase plan for the year ended December 31, 2006, 2005, and 2004 were $6.4 million, $7.2 million and $3.1 million respectively.

We also recognized compensation for options, RSUs and SARs granted to consultants in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Stock Option Activity

Stock options generally vest over four years and expire no later than ten years from the grant date. Stock options are generally granted with an exercise price equal to or above the market value of a share of common stock on the date of grant. For the years ended December 31, 2006, approximately $12.1 million of compensation expense related to stock options was recorded.

The following table summarizes stock option activity for the years ended December 31, 2006, 2005 and 2004 under all option plans:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2003:	6,756	$28.12
Granted	384	14.86
Exercised	(120)	8.39
Forfeited or expired	(766)	33.20

Balance at December 31, 2004:	6,254	$27.04
Granted	1,868	23.39
Exercised	(286)	12.86
Forfeited or expired	(172)	24.88

Balance at December 31, 2005	7,664	$26.73
Granted	991	15.88
Exercised	(95)	8.74
Forfeited or expired	(541)	25.26

Options outstanding at December 31, 2006	8,019	$25.71	6.29 years	$4,294

Exercisable at December 31, 2006	5,658	$28.47	5.31 years	$3,082

The weighted average grant-date fair value of options granted during the years ended December 31, 2006, 2005, and 2004 were $9.61, $13.42 and $8.30, respectively. The total intrinsic value of options exercised for the years ended December 31, 2006, 2005 and 2004 was $0.5 million, $3.4 million and $1.8 million, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of our common stock, as defined in our stock compensation plans, on December 29, 2006 (the last trading day of 2006) of $14.04 and the exercise price of options, times the number of shares subject to such options), which would have been received by the option holders had all option holders exercised their

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Stock-Based Compensation (Continued)

options as of that date. The total number of in-the-money options exercisable on December 31, 2006 was approximately 1.2 million. As of December 31, 2006, there was $15.8 million of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.4 years.

Compensation expense related to non-employees for stock options was $0.4 million for year ended December 31, 2006.

Employee Stock Purchase Plan

Under the terms of the ESPP, eligible employees may purchase shares of our common stock at quarterly intervals through their periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of our common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of our common stock on each purchase date. For the year ended December 31, 2006, we recorded approximately $2.4 million of compensation expense related to the ESPP. During the years ended December 31, 2006, 2005 and 2004, 523,635, 274,732 and 177,311 shares, respectively, were purchased under the ESPP.

Restricted Stock Units

Our stock compensation plan permits the granting of restricted stock and/or RSUs. We have granted RSUs to eligible employees, including executives and to certain consultants, at fair market value at the date of grant. Our RSUs grants generally vest monthly over a period of 48 months and are settled and issued on specific distribution dates. RSUs are payable in shares of our common stock upon vesting and have a purchase price of zero.

Some of the RSUs provide for immediate acceleration of vesting in the event that we achieve a certain annualized product revenue target over four consecutive quarters. As of December 31, 2006, the remaining unrecognized compensation costs related to these specific nonvested RSUs was $5.1 million, which is expected to be recognized over a period of two years. At the point that we can estimate the probability of reaching this revenue target, the remaining unrecognized compensation costs will be recognized over a shorter period of time, which will result in higher expenses due to the accelerated vesting. As of December 31, 2006, we cannot estimate the likelihood of achieving this target and have not recorded any accelerated compensation expense related to the performance-based component of the award.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Stock-Based Compensation (Continued)

The following table presents a summary of the status of our nonvested RSUs for the years ended December 31, 2006 and 2005:

Nonvested RSUs	Outstanding RSUs (in thousands)	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2004:	–	$–
Granted	921	23.93
Vested	(142)	23.32
Forfeited	(8)	23.00

Balance at December 31, 2005:	771	24.05
Granted	619	21.12
Vested	(306)	24.36
Forfeited	(44)	24.89

Balance at December 31, 2006	1,040	$22.08

As of December 31, 2006, there was approximately $23.0 million of total unrecognized compensation cost related to all nonvested RSUs granted under our stock compensation plans. That cost is expected to be recognized over a period of 2.6 years. Compensation expense related to RSUs was $7.5 million for the year ended December 31, 2006. For the year ended December 31, 2005, compensation expense related to RSUs was $3.4 million. At December 31, 2006, we had 1,317,193 RSUs outstanding, of which 277,487 are vested but unissued.

Compensation expense related to non-employees for RSUs was $0.2 million for year ended December 31, 2006.

Stock Appreciation Rights

During 2005, we granted 950,000 SARs to certain executives. The SARs generally vest annually over four years and are automatically exercised upon each vesting date. The SAR base value is a predetermined strike price of $26.45. Under the original SAR terms, during 2005, when an award vested, employees received compensation equal to the amount by which the volume weighted average market price of the shares covered by the SAR exceeded the SAR base value for each SAR vested. In January 2006, the board of directors amended the terms of the SARs. For the period of 2006 through 2008 covered by the amended SARs, in addition to receiving compensation equal to the amount, if any, by which the volume weighted average market price of the shares covered by the SAR exceeds the SAR base value for each SAR vested for the current year, for that current year the employee will also receive compensation, if any, equal to the amount(s), if any, settled and received in prior years, including 2005. We expect to settle all amounts due under the SARs, if any, using shares of our common stock. As of December 31, 2006, a total of 237,500 SARs were vested. As of December 31, 2006, there was approximately $2.5 million of total unrecognized compensation cost related to nonvested SARs. That cost is expected to be recognized over a period of 2 years. We recorded $2.2 million of compensation expense related to these SARs in the year ended December 31, 2006. As of December 31, 2006 payments to date have been less than $0.1 million related to the 2005 SAR grants.

Compensation expense related to non-employees for SARs was less than $0.1 million for the year ended December 31, 2006.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Stock-Based Compensation (Continued)

Adoption of FAS 123R

On January 1, 2006, we adopted the fair value recognition provisions of FAS 123(R), “Share-Based Payment,” (FAS123R) which requires the measurement and recognition of compensation expense at fair value for all share-based payment awards made to employees and directors. We adopted FAS 123R using the modified-prospective transition method. Under that transition method, compensation expense recognized in the year ended December 31, 2006 includes (a) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of FAS 123 and (b) compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

Prior to the adoption of FAS 123R, we presented deferred compensation, which represented the value of RSUs granted to employees as of the grant date remaining to be amortized as the services are performed, as a separate component of stockholders’ equity. Upon the adoption of FAS 123R, we reclassified the balance in deferred compensation (which totaled approximately $18.2 million) to common stock on our consolidated balance sheet. We have elected to use the simplified method to calculate the beginning pool of excess tax benefits as described in FASB FSP 123(R)-3.

Pro Forma Information for Periods Prior to Adoption of FAS 123R

Prior to January 1, 2006, we accounted for share-based payment awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of FAS 123 stock-based compensation for the year ended December 31, 2005 and December 31, 2004 (in thousands, except per share amounts):

	2005	2004
Net loss:
As reported	$(227,995)	$(155,083)
Add: Stock-based employee compensation (related to RSUs and SARs) included in reported net loss	3,485	–
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(21,286)	(15,338)

Pro forma net loss	$(245,796)	$(170,421)

Net loss per share basic and diluted:
As reported	$(5.66)	$(4.90)

Pro forma	$(6.10)	$(5.38)

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Stock-Based Compensation (Continued)

Valuation Assumptions

The fair value of our options granted to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2006	2005	2004
Expected life (years)	6.2	5.4	5.0
Risk-free interest rate	4.7%	4.1%	3.5%
Volatility	60%	61%	65%

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

The fair value of awards issued under the ESPP is measured using assumptions similar to those used for stock options, except that the term of the award is 1.1 years. We value the RSUs at the market price of our common stock on the date of the award. Under APB 25, compensation related to SARs was measured at the end of each period as the amount by which the volume weighted average market price of the shares covered by the SAR exceeds the SAR base value (the predetermined strike price of $26.45). Changes in the SAR value were reflected as an adjustment of compensation expense in the periods in which the changes occurred. Under FAS 123R, compensation expense related to SARs is measured at the grant date fair value using an option pricing model, using assumptions similar to those used for employee stock options. Any incremental fair value resulting from modifications of the SARs is also measured at fair value and amortized over the remaining service period for the award.

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

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Stock-Based Compensation (Continued)

the accelerated attribution method over the period the related services were performed, which is generally 48 months.

13.    Income Taxes

Our net loss includes the following components (in thousands):

	Year ended December 31,
	2006	2005	2004
Domestic	$(274,428)	$(228,373)	$(155,173)
Foreign	108	378	90

Total	$(274,320)	$(227,995)	$(155,083)

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operation is as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
U.S. federal tax benefit at statutory rate	$(93,269)	$(77,518)	$(52,759)
Unutilized net operating losses	93,579	77,480	53,089
Stock-based compensation	(614)	(167)	(441)
Other	304	205	111

Total	$–	$–	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$393,180	$299,501
Research and other tax credit carryforwards	11,208	10,246
Non deductible accrued expenses	27,621	18,392
Capitalized research and development expenses	8,648	10,411
Stock-based compensation expense	9,668	–

Total deferred tax assets	450,325	338,550
Less valuation allowance	(450,466)	(338,565)

Subtotal	(141)	(15)
Deferred tax liabilities:
Unrealized gains on investments	141	15

Net deferred tax assets	$–	$–

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Income Taxes (Continued)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred assets have been fully offset by a valuation allowance. The valuation allowance increased by $111.9 million, $89.4 million and $65.4 million during 2006, 2005 and 2004, respectively. Excess tax benefits from employee stock option exercises of $18.2 million are included in the deferred tax asset balances at December 31, 2005 as a component of the Company’s net operating loss carryovers. The entire balance is offset by a full valuation allowance. As a result of FAS 123R, the deferred tax asset balances at December 31, 2006 do not include excess tax benefits from stock option exercises. The amount excluded at December 31, 2006 is $18.9 million. Equity will be increased by $18.9 million if and when such excess tax benefits are ultimately realized.

As of December 31, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $1,049.3 million, which expire beginning in the year 2007. We also have California net operating loss carryforward of approximately $768.3 million, which expire beginning in the year 2007. We also have federal and California research and development tax credits of $7.1 million and $5.8 million respectively. The federal research credits will begin to expire in the year 2008 and the California research credits can be carried forward indefinitely.

Utilization of our net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue code and similar state provisions. As a result of annual limitations, a portion of these carryforwards may expire before becoming available to reduce such federal and state income tax liabilities.

14.    401(k) Plan

Our 401(k) plan covers all of our eligible employees. Under the plan, employees may contribute specified percentages or amounts of their eligible compensation, subject to certain Internal Revenue Service restrictions. For 2006, 2005 and 2004, the board of directors approved a discretionary matching contribution under the 401(k) plan for eligible employees having an aggregate value equal to up to seven percent of each such employee’s eligible compensation. For the 2006 match, 100% of the matching contribution was in the form of fully vested shares of our common stock. For both the 2005 and 2004 matches, 50% of the matching contribution was paid in cash, and 50% of the matching contribution was in the form of fully vested shares of our common stock. For the 2006 match, which was paid out January 2007, we issued a total of 292,217 shares of our common stock with an aggregate value of $3.8 million. For the 2005 match, which was paid out in January 2006, we contributed a total of $1.3 million in cash and issued a total of 51,922 shares of our common stock, which stock had an aggregate value of $1.3 million. For the 2004 match, which was paid out in January 2005, we contributed a total of $0.7 million in cash and issued a total of 35,716 shares of our common stock, which stock had an aggregate value of $0.7 million.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Quarterly Financial Data (Unaudited)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

	Fiscal 2006 Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share amounts)
Product sales, net	$–	$1,230	$8,164	$9,029
Total revenues	5,064	6,850	12,202	12,669
Gross profit on product sales	–	877	7,001	7,793
Loss from operations	(71,164)	(73,586)	(64,110)	(69,625)
Net loss	(70,474)	(73,093)	(62,694)	(68,060)
Basic and diluted net loss per share	$(1.57)	$(1.59)	$(1.23)	$(1.18)

	Fiscal 2005 Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share amounts)
Revenues	$5,630	$5,747	$4,142	$3,432
Loss from operations	(45,838)	(50,995)	(55,266)	(71,945)
Net loss	(46,422)	(51,601)	(55,920)	(74,052)
Basic and diluted net loss per share	$(1.31)	$(1.43)	$(1.26)	$(1.65)

The quarterly financial information above has been individually rounded and may not sum to full year amounts.

Certain reclassifications have been made to prior period balances to conform to the current presentation.

16.    Subsequent Events

In January 2007, we filed a registration statement on Form S-3 to register an additional $98.3 million of our common stock for use under our existing equity line of credit with Azimuth. In April 2006, we entered into a $200.0 million equity line of credit with Azimuth of which $160.0 million remains available. We previously filed a registrations statement on Form S-3 covering $200.0 million of our common stock, of which $61.7 million of common stock remains to be issues. We filed the January 2007 registration statement on Form S-3 to enable us to utilize the $160.0 maximum remaining amount of the Azimuth equity line of credit arrangement.