Form 10-Q
period 2007-03-31
CV THERAPEUTICS INC
filed 2007-05-08
CIK 921506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

As of April 27, 2007, 59,368,596 shares of the registrant’s common stock, $.001 par value, were outstanding.

CV THERAPEUTICS, INC.

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,346	$77,638
Marketable securities	180,588	247,588
Accounts receivable	4,346	3,527
Inventories	18,778	15,875
Restricted cash	6,914	6,899
Prepaid and other current assets	16,163	13,968

Total current assets	304,135	365,495
Notes receivable from related parties	285	285
Property and equipment, net	22,739	23,919
Restricted cash	2,211	4,567
Other assets	26,299	27,190

Total assets	$355,669	$421,456

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,658	$10,749
Accrued and other current liabilities	38,310	51,359
Deferred revenue	46	139

Total current liabilities	41,014	62,247
Convertible subordinated notes	399,500	399,500
Other liabilities	5,427	5,507

Total liabilities	445,941	467,254

Commitments and contingencies

Stockholders’ deficit:
Preferred stock	—	—
Common stock	59	59
Additional paid-in-capital	1,051,289	1,040,665
Accumulated deficit	(1,141,930)	(1,086,874)
Accumulated other comprehensive income	310	352

Total stockholders’ deficit	(90,272)	(45,798)

Total liabilities and stockholders’ deficit	$355,669	$421,456

See accompanying notes

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Quarter ended March 31,
	2007	2006
Revenues:
Product sales, net	$11,989	$—
Collaborative research	3,261	4,376
Co-promotion	—	688

Total revenues	15,250	5,064

Costs and expenses:
Cost of sales	1,557	—
Research and development	27,178	31,460
Selling, general and administrative	42,448	44,768

Total costs and expenses	71,183	76,228

Loss from operations	(55,933)	(71,164)
Other income (expense), net:
Interest and other income, net	4,043	3,856
Interest expense	(3,166)	(3,166)

Total other income(expense), net	877	690

Net loss	$(55,056)	$(70,474)

Basic and diluted net loss per share	$(0.93)	$(1.57)

Shares used in computing basic and diluted net loss per share	58,953	44,982

See accompanying notes

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Quarter ended March 31,
	2007	2006
Cash flows from operating activities
Net loss	$(55,056)	$(70,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,347	6,655
Depreciation and amortization, net	2,195	1,378
Impairment recognized for unrealized loss on marketable securities	3	1,157
Gain on the sale of available-for-sale securities	(15)	(21)
Forgiveness of related party notes receivable	–	3
Change in assets and liabilities:
Accounts receivable	(819)	(7,157)
Inventories	(2,903)	(4,302)
Prepaid and other current assets	(2,191)	(5,281)
Other assets	(14)	(5,799)
Accounts payable	(8,091)	375
Accrued and other liabilities	(10,248)	(9,720)
Deferred revenue	(93)	5,836

Net cash used in operating activities	(70,885)	(87,350)
Cash flows from investing activities
Proceeds from sales of available-for-securities	3,072	33,749
Maturities of investments	64,477	50,300
Capital expenditures	(887)	(3,679)

Net cash provided by investing activities	66,662	80,370

Cash flows from financing activities
Change in restricted cash	2,341	2,876
Proceeds from issuance of common stock through employee stock purchases and stock options	1,590	1,878

Net cash provided by financing activities	3,931	4,754

Net decrease in cash and cash equivalents	(292)	(2,226)
Cash and cash equivalents at beginning of period	77,638	23,688

Cash and cash equivalents at end of period	$77,346	$21,462

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

Basis of Presentation

The accompanying condensed consolidated financial statements of CV Therapeutics, Inc. have been prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted. The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for, the interim periods presented. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006, which includes our audited consolidated financial statements and the notes thereto.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in the condensed consolidated financial statements and accompanying notes may not be the same as the results for the full year or any future period.

Principles of Consolidation

The condensed consolidated financial statements and accompanying notes include the accounts of our company and our wholly owned subsidiary. The functional currency of our wholly-owned subsidiary (which is located in the United Kingdom) is the U.S. dollar. Foreign currency remeasurement gains and losses are recorded in the condensed consolidated statements of operations in accordance with Statement of Financial Accounting Standards (FAS) No. 52, “Foreign Currency Translation.” All intercompany transactions are eliminated in consolidation.

Use of Estimates and Reclassifications

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those assumptions and estimates.

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

Comprehensive Loss

Comprehensive loss consists of net loss plus the changes in unrealized gains and losses on available-for-sale investment securities. At each balance sheet date presented, our cumulative other comprehensive income (loss) consists solely of unrealized gains and losses on available-for-sale investment securities. Comprehensive loss for the quarter ended March 31, 2007 and 2006 is as follows (in thousands):

	Quarter Ended March 31,
	2007	2006
Net loss	$(55,056)	$(70,474)
Increase in unrealized losses on marketable securities	(30)	(1,166)
Reclassification adjustment for (gains) losses on marketable securities recognized in earnings	(12)	1,136

Comprehensive loss	$(55,098)	$(70,504)

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

We are also subject to credit risk from our accounts receivable related to our product sales. All product sales are currently derived from our one approved product, Ranexa, and were made to customers within the United States. Three wholesale distributors individually comprised 40%, 33% and 20%, respectively, of Ranexa accounts receivable as of March 31, 2007. These three customers individually comprised 37%, 32% and 23%, respectively, of Ranexa accounts receivable as of December 31, 2006. For the quarter ended March 31, 2007, these three customers individually comprised 40%, 34% and 19%, respectively, of Ranexa gross product sales.

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

•

We sell our product to wholesale distributors, who in turn sell to a variety of outlets where patients access their prescriptions, including but not limited to and through retail pharmacies, mail order pharmacies, managed care organizations, pharmaceutical benefit managers, hospitals, nursing homes and government entities.

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

•

Revenues for research activities are recognized as the related research efforts are performed. Cost-sharing payments received from collaborative partners for a proportionate share of ours and our partner’s combined R&D expenditures pursuant to the underlying agreement are presented in the condensed consolidated statement of operations as collaborative research revenue.

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

Chargebacks

Federal law requires that any company that participates in the Medicaid program must extend comparable discounts to qualified purchasers under the Public Health Services (PHS) pharmaceutical pricing program. The PHS pricing program extends discounts to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. We also make our product available to authorized users of the Federal Supply Schedule (FSS) of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs. The Veterans Health Care Act of 1992 (VHCA) establishes a price cap, known as the “federal ceiling price,” for sales of covered drugs to the Veterans Administration, the Department of Defense, the Coast Guard, and the PHS. Specifically, our sales to these federal groups are discounted by a minimum of 24% compared to the average manufacturer price we charge to non-federal customers. These federal groups purchase product from the wholesale distributors at the discounted price; the wholesale distributors then charge back to us the difference between the current retail price and the price the federal entity paid for the product.

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

Cash Discounts

We offer cash discounts to wholesale distributors, generally 2% of the sales price, as an incentive for prompt payment. We account for cash discounts by reducing accounts receivable by the full amount of the discounts we expect wholesale distributors to take. Based upon our expectation that wholesale distributors will comply with the terms to earn the cash discount, we reserve, at the time of original sale, 100% of the cash discount related to the sale.

The following table summarizes revenue allowance activity for the quarter ended March 31, 2007 (in thousands):

	Cash Discounts	Product Returns (1)	Contract Sales Discounts (2)	Total
Balance at December 31, 2006	$(116)	$(894)	$(1,318)	$(2,328)
Revenue allowances:
Current period	(287)	(575)	(1,516)	(2,378)
Payments and credits	265	—	808	1,073

Balance at March 31, 2007	$(138)	$(1,469)	$(2,026)	$(3,633)

(1)	Reserve for return of expired products
(2)	Includes certain customary launch related discounts, distributor discounts, Medicaid rebates, managed care rebates and chargebacks

Clinical Trial Accruals

We record accruals for estimated clinical study costs. Most of our clinical studies are performed by third-party contract research organizations (CROs). These costs are a significant component of external R&D expenses. We accrue costs for clinical studies performed by CROs based on our estimates of work performed during the period, and adjust our estimates, if required after the period, based upon our on-going review of the actual level of activities and costs incurred by the CRO. In many cases, we are also required to estimate the liability associated with any subcontractors that the CRO may have working on our behalf. In the case of large, pivotal trials, the subcontractors and activities are typically operating globally, in many countries and in many sites. Accordingly, there is a significant degree of estimation involved in quantifying the accrual for these liabilities, as the complexity and magnitude of the activities and expenses can be significant and detailed study components frequently change during the studies, especially for large pivotal trials.

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

	Quarter ended March 31,
	2007	2006
Research and development	$1,965	$1,757
Selling, general and administrative	4,255	4,518

Total	$6,220	$6,275

Stock-based compensation related to cost of sales was less than $0.1 million each for the quarter ended March 31, 2007 and 2006.

Stock Option Activity

The following table summarizes stock option activity for the quarter ended March 31, 2007 under all our stock compensation plans:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2006	8,019	$25.71
Granted	48	13.13
Exercised	(52)	9.67
Forfeited or expired	(230)	27.44

Options outstanding at March 31, 2007	7,785	$25.69	5.99 years	$175.2

Exercisable at March 31, 2007	5,714	$28.18	5.08 years	$175.2

As of March 31, 2007, there was $14.0 million of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 2.0 years.

Employee Stock Purchase Plan

For the quarters ended March 31, 2007 and 2006, we recorded approximately $1.1 million and $0.4 million, respectively, of compensation expense related to the ESPP. During the quarter ended March 31, 2007 and 2006, 124,738 and 109,005 shares, respectively, were purchased under the ESPP.

Restricted Stock Units

Our stock compensation plans permit the granting of restricted stock and/or RSUs.

Some of the RSUs provide for immediate acceleration of vesting in the event that we achieve a certain product revenue target over four consecutive quarters. As of March 31, 2007, we have estimated that there is a probable likelihood of reaching this revenue target by December 31, 2007. The remaining unrecognized compensation costs related to these specific nonvested RSUs of $3.7 million will be recognized ratably through December 31, 2007. During the quarter ended March 31, 2007, we have recorded $0.6 million of accelerated compensation expense related to the performance-based component of the award.

The following table presents a summary of the status of our nonvested RSUs for the quarter ended March 31, 2007:

Nonvested RSUs	Outstanding RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Balance at December 31, 2006:	1,040	$22.08
Granted	—	—
Vested	(92)	22.67
Forfeited	(14)	25.76

Balance at March 31, 2007:	934	$21.97

As of March 31, 2007, there was approximately $19.9 million of total unrecognized compensation cost related to all nonvested RSUs granted under our stock compensation plans. That cost is expected to be recognized over a period of 2.0 years.

Stock Appreciation Rights

As of March 31, 2007, there was approximately $2.1 million of total unrecognized compensation cost related to nonvested SARs. That cost is expected to be recognized over a period of 1.75 years. We recorded $0.4 million and $0.5 million of compensation expense related to these SARs in the quarter ended March 31, 2007 and 2006, respectively. As of March 31, 2007 payments to date have been less than $0.1 million related to the 2005 SAR grants.

Valuation Assumptions

The fair value of our options granted to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Quarter Ended March 31,
	2007	2006
Expected life (years)	6.2	6.2
Risk-free interest rate	4.7%	4.5%
Volatility	60%	60%

The fair value of awards issued under the ESPP is measured using assumptions similar to those used for stock options, except that the term of the award is 0.9 years. We value the RSUs at the market price of our common stock on the date of the award. Compensation expense related to SARs is measured at the grant date fair value using an option pricing model, using assumptions similar to those used for employee stock options. Any incremental fair value resulting from modifications of the SARs is also measured at fair value and amortized over the remaining service period for the award.

3. Condensed Consolidated Financial Statement Detail

Inventories

The components of inventory were as follows (in thousands):

	March 31, 2007	December 31 2006
Raw materials	$3,234	$3,469
Work in process	12,106	9,968
Finished goods	3,438	2,438

Total	$18,778	$15,875

The total stock-based compensation expense capitalized to inventory was less than $0.1 million each for the quarters ended March 31, 2007 and 2006.

4. Litigation

We and certain of our officers and directors were named as defendants in a purported securities class action lawsuit filed in August 2003 in the U.S. District Court for the Northern District of California captioned Crossen v. CV Therapeutics, Inc., et

al. The lawsuit was brought on behalf of a purported class of purchasers of our securities, seeking unspecified damages. In December 2003, the court consolidated all of the securities class actions filed to date into a single action captioned In re CV Therapeutics, Inc. Securities Litigation. In October 2006, we reached a preliminary agreement to settle this action. Under the terms of the preliminary agreement, our insurers paid an aggregate of $13.5 million to settle all claims and to pay the court-approved fees of plaintiff’s counsel, and the defendants received a complete release of all claims and expressly denied any wrongdoing. Final court approval for the settlement was obtained in March 2007, and the appeals period expired in April 2007.

In addition, certain of our officers and directors were named as defendants in a derivative lawsuit filed in August 2003 in California Superior Court, Santa Clara County, captioned Kangos v. Lange, et al., which named CV Therapeutics as a nominal defendant. The plaintiff in this action was a stockholder who sought to bring derivative claims on behalf of CV Therapeutics against the defendants. In November 2006, we reached a preliminary agreement to settle this action. Under the terms of the preliminary agreement, we agreed to implement certain non-material corporate governance changes, and our insurers will pay the court-approved fees of plaintiff’s counsel. The defendants received a complete release of all claims and expressly denied any wrongdoing. Final court approval for the settlement was obtained in April 2007, and the appeals period expires in May 2007.

Separately, we are participating in dispute resolution proceedings with an insurer over whether or not we will reimburse that insurer for a portion of the insurer’s contribution to the settlement of the securities class action lawsuit. The amount of our reimbursement will not exceed $2.25 million, and may be a lesser amount or zero. We do not believe that an estimated loss from this contingency is both probable or estimable. Therefore in accordance with FAS 5 “Accounting for Contingencies,” we have not recorded an associated liability.

5. Income Taxes

In July 2006, the FASB issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes,” (FIN 48) an interpretation of FAS 109, “Accounting for Income Taxes” (FAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. The interpretation applies to all tax positions accounted for in accordance with FAS 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 on January 1, 2007 did not have a material impact on our financial results.

We file income tax returns in the U.S. federal jurisdiction and various states jurisdictions. To date we have not been audited by the Internal Revenue Service (“IRS”) or any state jurisdictions.

We have generated net losses since inception and as a result have not owed payments to the IRS for taxes. As of December 31, 2006, our total deferred tax assets were $450.3 million which has been fully offset by a valuation allowance. In the quarter ended March 31, 2007 we did not recognize any interest and penalties recognized in the statement of operations and there was no accrued interest and penalties recognized in the statement of financial position. Our policy will be to recognize interest accrued related to unrecognized tax benefits in tax expenses once we have an associated tax liability. There have been no material changes in our unrecognized tax benefit during the quarter ended March 31, 2007.

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

Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “hope,” “may,” “will,” “plan,” “intend,” “estimate,” “could,” “should,” “would,” “continue,” “seek,” “pro forma” or “anticipate,” or other similar words (including their use in the negative), or by discussions of future matters such as our future clinical or product development, financial performance, conduct and timing of clinical studies, study results, regulatory review and approval of our products or product candidates, commercialization of products, possible changes in legislation and other statements that are not historical. These statements are within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and include but are not limited to statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other sections in this report.

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

Major Developments in the first quarter of 2007

In the first quarter of 2007, our total revenues were $15.3 million, an increase of 200% from total revenues of $5.1 million in the first quarter of 2006 and our net loss was $55.1 million, a decrease of 22% from a net loss of $70.5 million in the first quarter of 2006.

Significant milestones during the first quarter of 2007 were as follows:

•

In March 2007, we announced initial results for the MERLIN TIMI-36 clinical study of ranolazine, which showed that there was no adverse trend in death or arrhythmias in patients on ranolazine, and that the study did not meet the primary efficacy endpoint relating to treatment of acute coronary syndromes (ACS). Based on these data and results, we do not plan to file a new drug application seeking approval for Ranexa for the treatment of ACS. However, in accordance with our special protocol assessment agreement with the FDA relating to the MERLIN TIMI-36 clinical study, we believe the data and results could support FDA approval of expanded labeling for Ranexa for first-line angina treatment.

•

Net product sales for the quarter ended March 31, 2007 was $12.0 million which represents an increase of 33%, compared to $9.0 million of net product sales revenue recorded in the quarter ended December 31, 2006.

Developments Expected in the Future

•

One of our drug candidates, regadenoson, a selective A2A-adenosine receptor agonist for potential use as a pharmacologic agent in myocardial perfusion imaging studies, is in late-stage development. In December 2006, we announced that the second of two Phase 3 clinical studies of regadenoson met its primary endpoint. A prior identically designed Phase 3 study, completed in 2005, also met its primary endpoint. Based on the positive results of these two Phase 3 clinical trials, we plan to submit a new drug application to the FDA in mid-2007 seeking approval for regadenoson for use as a pharmacologic stress agent in myocardial perfusion imaging studies.

•

In December 2006, we submitted a marketing application to the European Medicines Agency which seeks approval of ranolazine for the treatment of chronic angina. This application includes data previously submitted to these European regulatory authorities (as part of the marketing approval application for ranolazine which we withdrew in 2005), as well as additional data and results.

•

Based the results of the MERLIN TIMI-36 study of ranolazine obtained in the first quarter of 2007, we intend to file a supplemental new drug application with the FDA for Ranexa in the fall of 2007, seeking to modify the existing product labeling to reduce cautionary language and expand the indication to include first line angina treatment.

Economic and Industry-wide Factors

We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory approvals, market acceptance of our products, reliance on collaborative partners, enforcement of patent and proprietary rights, continued operating losses, fluctuating operating results, the need for future capital, potential competition, use of hazardous materials and retention of key employees. In order for a product to be commercialized successfully in our industry, it is necessary for us and, in some cases, our collaborative partners, to conduct preclinical tests and clinical trials, demonstrate the efficacy and safety of our product candidate to the satisfaction of regulatory authorities and potential customers, obtain marketing approval (and, in some cases, pricing approval) from regulatory authorities, enter into manufacturing, distribution and marketing arrangements, achieve market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate sufficient revenues to achieve or sustain profitability in the future.

Marketed Products

We currently promote Ranexa with our national cardiovascular specialty sales force. Ranexa was approved in the United States in January 2006 for the treatment of chronic angina in patients who have not achieved an adequate response with other antianginal drugs. Ranexa represents the first new pharmaceutical approach to treat angina in the United States in more than 20 years. We launched Ranexa in the United States in March 2006.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our condensed consolidated financial statements and accompanying notes. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

Product sales are recognized as revenue when there is persuasive evidence an arrangement exists, delivery to our customers, who are wholesale distributors, has occurred, title has transferred to the wholesale distributors, the price is fixed and determinable and collectibility is reasonably assured, in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” For arrangements where the revenue recognition criteria are not met, we defer the recognition of revenue until such time that all criteria under the provision are met.

Revenue under our collaborative research arrangements is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front license payments, periodic milestone payments and reimbursements for research activities. For multiple element arrangements, we follow the guidance of EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” For these arrangements, we generally are not able to identify evidence of fair value for the undelivered elements and we therefore recognize any consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the performance period. Up-front or milestone payments which are still subject to future performance requirements are recorded as deferred revenue and are amortized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We reevaluated the performance period for certain collaborative research arrangements in 2005 and 2006, which resulted in an immaterial change in revenues as compared to our original estimate. We will continue to reevaluate the performance period for our collaborative arrangements in future periods. We evaluate the appropriate performance period based on research progress attained and certain events, such as changes in the regulatory and competitive environment. Revenues related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed. Cost-sharing payments received from collaborative partners for a proportionate share of ours and our partner’s combined R&D expenditures pursuant to the underlying agreement are presented in the condensed consolidated statement of operations as collaborative research revenue.

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

All of the aforementioned categories of gross-to-net sales adjustments are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could materially affect our results of operations or financial position. As of March 31, 2007, our condensed consolidated balance sheet reflected estimated gross-to-net sales reserves and accruals totaling approximately $3.6 million.

The following table summarizes revenue allowance activity for the quarter ended March 31, 2007 (in thousands):

	Cash Discounts	Product Returns (1)	Contract Sales Discounts (2)	Total
Balance at December 31, 2006	$(116)	$(894)	$(1,318)	$(2,328)

Revenue allowances:
Current period	(287)	(575)	(1,516)	(2,378)
Payments and credits	265	—	808	1,073

Balance at March 31, 2007	$(138)	$(1,469)	$(2,026)	$(3,633)

(1)	Reserve for return of expired products
(2)	Includes certain customary launch related discounts, distributor discounts, Medicaid rebates, managed care rebates and chargebacks

Changes in actual experience or changes in other qualitative factors could cause our gross-to-net sales adjustments to fluctuate, particularly with our newly launched products. We review the rates and amounts in our gross-to-net sales adjustments each reporting period. For example, to date, we have received no product returns related to product expiration. We will continue to monitor channel inventory levels, and evaluate the returns received in future periods. We may revise our estimate of product returns in future periods. If future estimated rates and amounts are significantly greater than those reflected in our recorded reserves, the resulting adjustments to those reserves would decrease our reported net revenues. Conversely, if actual returns, rebates and chargebacks are significantly less than those reflected in our recorded reserves, the resulting adjustments to those accruals or reserves would increase our reported net revenue. If we changed our assumptions and estimates, our gross-to-net sales adjustments would change, which would impact the net revenues we report. To date, such adjustments have not been material.

Clinical Trial Accruals

We record accruals for estimated clinical study costs. Most of our clinical studies are performed by third-party contract research organizations (CROs). These costs are a significant component of external R&D expenses. We accrue costs for clinical studies performed by CROs based on our estimates of work performed during the period, and adjust our estimates, if required after the period, based upon our on-going review of the actual level of activities and costs incurred by the CRO. In many cases, we are also required to estimate the liability associated with any subcontractors that the CRO may have working on our behalf. In the case of large, pivotal trials, the subcontractors and activities are typically operating globally, in many countries and in many sites. Accordingly, there is a significant degree of estimation involved in quantifying the accrual for these liabilities, as the complexity and magnitude of the activities and expenses can be significant and detailed study components frequently change during the studies, especially for large pivotal trials.

Stock Based Compensation

Our stock compensation plans permit the granting of restricted stock and/or RSUs. Some of the RSUs provide for immediate acceleration of vesting in the event that we achieve a certain product revenue target over four consecutive quarters. As of March 31, 2007, we have estimated that there is a probable likelihood of reaching this revenue target by December 31, 2007. The remaining unrecognized compensation costs related to these specific nonvested RSUs of $3.7 million will be recognized ratably through December 31, 2007. During the quarter ended March 31, 2007, we have recorded $0.6 million of accelerated compensation expense related to the performance-based component of the award.

Legal Contingencies

As discussed in Note 4, “Litigation,” in the Notes to Condensed Consolidated Financial Statements, we have been involved in certain legal proceedings that are now settled, and we are participating in dispute resolutions with an insurer relating to the settlement of a securities class action lawsuit. We assess the likelihood of any adverse judgments or outcomes to these legal matters as well as potential ranges of reasonably possible losses. As of the balance sheet date at March 31, 2007, we have not recorded an associated liability since the payment of contingent liability is neither probable nor estimable. We have disclosed a range representing a reasonably possible cost of current resolution of the matters under the alternative dispute resolution which is not to exceed $2.25 million, and may be a lesser amount or zero. The nature of these matters is highly uncertain and subject to change. As a result, the amount of our liability for certain of these matters could exceed our current estimates, depending on the final outcome of these matters. An outcome of such matters different than previously estimated could have a material effect on our financial condition or our results of operations.

Results of Operations

Revenues

Revenues and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Quarter ended March 31,		Change from prior year
	2007	2006	$	%
Product sales, net	$12.0	$—	$12.0	*
Collaborative research	3.3	4.4	(1.1)	(25)%
Co-promotion	—	0.7	(0.7)	*

Total revenues	$15.3	$5.1	$10.2	200%

*	Calculation not meaningful

Product sales, net were $12.0 million in the quarter ended March 2007 as a result of Ranexa product sales, which commenced in March 2006. Due to customary product launch return privileges on product sales to wholesalers during March 2006, we deferred recognition of Ranexa net product sales of $5.0 million for the quarter ended March 31, 2006.

The decrease in collaborative research revenues was primarily due to a decrease in the amount of reimbursable development costs incurred in connection with the completion of our two Phase 3 clinical trials undertaken in our collaboration with Astellas US LLC for the development of regadenoson. In December 2006, we announced that the second of two Phase 3 clinical studies of regadenoson met its primary endpoint. A prior identically designed Phase 3 study, completed in 2005, also met its primary endpoint.

In the quarter ended March 31, 2006, we received co-promotion revenue of $0.7 million from sales of ACEON®, which we co-promoted with our collaborative partner, Solvay Pharmaceuticals. In October 2006, we signed a letter agreement with Solvay Pharmaceuticals that, among other things, terminated our co-promotion agreement with Solvay Pharmaceuticals relating to ACEON®, effective as of November 1, 2006, and we ceased all commercial activities relating to ACEON®.

Cost of Sales

Cost of sales and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Quarter ended March 31,		Change from prior year
	2007	2006	$	%
Cost of sales	$1.6	$—	$1.6	*

*	Calculation not meaningful

Cost of sales includes the cost of product (the cost to manufacture Ranexa, which includes material, labor and overhead costs) as well as costs of logistics and distribution of the product and a royalty owed to Roche Palo Alto LLC (formerly Syntex (U.S.A) Inc.) (Roche), based on net product revenue (as defined in our license agreement with Roche). Until receiving FDA marketing approval of Ranexa in January 2006, all costs associated with the manufacturing of Ranexa were included in R&D expenses when incurred. Consequently, the cost of manufacturing Ranexa reflected in our total costs and expenses in 2006, and for some period thereafter, will not reflect the full cost of production because a portion of the raw materials, labor and overhead costs incurred to produce the product sold were previously expensed. For these reasons, we anticipate that our margin on sales of Ranexa will continue to fluctuate from quarter to quarter during 2007 and for some period thereafter. Inventory that was previously expensed was $10.3 million as of March 31, 2007.

In addition to the variable costs referenced above, there are also fixed costs, which include the amortization of product rights of Ranexa. Fixed cost of sales as a percentage of net product revenue are expected to decline as revenues increase (and increase as revenues decrease) due to the changing impact of the fixed cost elements of cost of sales as a percentage of revenues.

Research and Development Expenses

R&D expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Quarter ended March 31,		Change from prior year
	2007	2006	$	%
Research and development expenses	$27.2	$31.5	$(4.3)	(14)%

The decrease in R&D expenses in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 was primarily due to lower outside contract service expenses for our clinical trial expenses related to the completion of the MERLIN TIMI-36 study of Ranexa and lower expenses for our Phase 3 regadenoson studies. The decrease was partially offset by higher personnel related expenses in our R&D organization.

With the completion of the MERLIN TIMI-36 clinical study and the second regadenoson Phase 3 study, we expect R&D expenses in 2007 to be approximately $30 million below 2006 levels. However, in 2007, we still expect to incur substantial R&D expenses associated with the MERLIN TIMI-36 clinical study and the planned submission and prosecution of regulatory approval applications in the United States for both Ranexa and regadenoson, as well as in connection with ongoing prosecution of the approval application for ranolazine already submitted to European regulatory authorities, and those projects still represent approximately 50% of our total R&D budget for 2007.

Management categorizes R&D expenses by project. The table below shows R&D expenses for our two primary clinical development projects, ranolazine and regadenoson, as well as expenses associated with all other projects in our R&D pipeline. Other projects consist primarily of numerous pre-clinical research projects, none of which individually constitutes more than 10% of our total research and development expenses for the periods presented (dollar amounts are presented in millions):

	Quarter ended March 31,
	2007	2006
Ranolazine	$13.6	$16.1
Regadenoson	5.0	6.7
Other projects	8.6	8.7

Total R&D expense	$27.2	$31.5

Selling, General and Administrative Expense

Selling, general and administrative expenses (SG&A) and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Quarter ended March 31,		Change from prior year
	2007	2006	$	%
Selling, general and administrative expenses	$42.4	$44.8	$(2.4)	(5)%

The decrease in SG&A expenses in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 was primarily due to lower external marketing expenses relating to ACEON® , which we no longer co-promote offset by additional personnel and related expenses incurred in conjunction with maintaining a national cardiovascular specialty sales force and higher headcount related expenses in other areas to support our increased commercialization activities.

We expect our SG&A expenses to be largely flat in 2007 compared to 2006.

Interest and Other Income, Net

Interest and other income, net and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Quarter ended March 31,		Change from prior year
	2007	2006	$	%
Interest and other income, net	$4.0	$3.9	$0.1	3%

The increase in interest and other income, net in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 was primarily due to higher bond premium amortization offset by lower interest income due to lower investment balances.

We expect interest and other income, net to fluctuate in the future with changes in average investment balances and market interest rates.

Interest Expense

Interest expense and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Quarter ended March 31,		Change from prior year
	2007	2006	$	%
Interest expense	$3.2	$3.2	$0.0	0%

Interest expense in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 was flat due to constant average convertible subordinated note balances.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) an interpretation of FAS 109, “Accounting for Income Taxes” (FAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. The interpretation applies to all tax positions accounted for in accordance with FAS 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 on January 1, 2007 did not have a material impact on our financial results.

We file income tax returns in the U.S. federal jurisdiction and various states jurisdictions. To date we have not been audited by the IRS or any state jurisdictions.

We have generated net losses since inception and as a result have not owed payments to the IRS for taxes. As of December 31, 2006, our total deferred tax assets were $450.3 million which has been fully offset by a valuation allowance. In the quarter ended March 31, 2007 we did not recognize any interest and penalties recognized in the statement of operations and there were no accrued interest and penalties recognized in the statement of financial position. Our policy will be to recognize interest accrued related to unrecognized tax benefits in tax expenses once we have an associated tax liability. There has been no material changes in our unrecognized tax benefit during the quarter ended March 31, 2007.

Liquidity and Capital Resources

	As of
(in millions)	March 31, 2007	December 31, 2006
Cash, cash equivalents and marketable securities	$257.9	$325.2

	Quarter ended March 31,
	2007	2006
Cash flows:
Net cash used in operating activities	$(70.9)	$(87.4)
Net cash provided by investing activities	$66.7	$80.4
Net cash provided by financing activities	$3.9	$4.8

We have financed our operations since inception primarily through public offerings and private placements of debt and equity securities and payments under corporate collaborations.

As of March 31, 2007, we had cash, cash equivalents and marketable securities of $257.9 million, compared to $325.2 million at December 31, 2006. We expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercial activities for at least 12 months. Our estimates of future capital use are uncertain, and changes in our commercialization plans, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. We are currently reviewing all of our operating expenses with the goal of identifying and implementing reductions in operating expenses over the coming quarters. Until our review is completed and potential reductions are identified, we are estimating total costs and expenses for 2007, not including cost of sales, to be between $275.0 million and $285.0 million, compared to $312.5 million in 2006. With the completion of the MERLIN TIMI-36 clinical study and the second regadenoson Phase 3 study, we expect R&D expenses in 2007 to be approximately $30.0 million below 2006 levels. However, in 2007, we still expect to incur substantial R&D expenses associated with the MERLIN TIMI-36 clinical study and the planned submission and prosecution of regulatory approval applications in the United States for both Ranexa and regadenoson, as well as in connection with ongoing prosecution of the approval application for ranolazine already submitted to European regulatory authorities, and those projects still represent approximately 50% of our total R&D budget for 2007. We expect our SG&A expenses to be largely flat in 2007 compared to 2006. We do not expect to generate sufficient revenues through our marketing and sales of Ranexa in the near term to achieve profitability or to fully fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. Thus we will require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships or licensing arrangements in order to continue our research, development and commercialization activities. Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may among other things have to delay, scale back or eliminate some or all of our R&D programs and/or commercialization activities.

In April 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd. (Azimuth), which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 36 months. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. In 2006, Azimuth purchased an aggregate 2,744,118 shares for gross proceeds of approximately $39.8 million under the purchase agreement. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 6,266,286 shares remaining for sale under the purchase agreement were sold at the $7.87 closing price of our common stock on March 30, 2007, the maximum additional aggregate net proceeds that we could receive under the purchase agreement with Azimuth would be approximately $46.4 million.

Net cash used in operating activities was $70.9 million for the quarter ended March 31, 2007, and resulted primarily from our net loss, adjusted for changes in accrued and other liabilities primarily related to year-end payouts for certain compensation-related accruals and payments to our clinical trial vendors related to the MERLIN TIMI-36 clinical study, accounts payable, prepaids, cash used in inventory production and other current assets. These were offset in part by changes in non-cash expenses primarily related to stock-based compensation and depreciation. Net cash used in operating activities was $87.4 million for the quarter ended March 31, 2006, and resulted primarily from our net loss adjusted for changes in accrued and other liabilities, increases in accounts receivable and inventory balances associated with the companies product launch and changes in prepaid and other assets offset by and non-cash expenses primarily related to stock-based compensation and cash from recognition of deferred revenue.

Net cash provided by investing activities of $66.7 million in the quarter ended March 31, 2007 consisted primarily of maturities and sales of marketable securities of $67.5 million offset by capital expenditures of $0.9 million. Net cash provided by investing activities of $80.4 million in the quarter ended March 31, 2006 consisted primarily of proceeds from sales and maturities of marketable securities of $84.0 million, partially offset capital expenditures of $3.7 million. In the future, net cash provided by or used in investing activities may fluctuate from period to period due to the timing of maturities, sales or purchases of marketable securities and payments for capital expenditures.

Net cash provided by financing activities of $3.9 million in the quarter ended March 31, 2007 was related to changes in the restricted cash balance associated with an interest payment on our debt and net proceeds from stock issued through our ESPP and exercises of employee stock options. Net cash provided by financing activities of $4.8 million in the quarter ended March 31, 2006 was primarily due to changes in restricted cash and net proceeds related to stock issued through our ESPP and exercises of employee stock options.

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

Contractual Obligations and Significant Commercial Commitments

The following summarizes our contractual obligations and the periods in which payments are due as of March 31, 2007 (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Convertible notes (1) (2)	$8.3	$11.0	$11.0	$109.0	$9.0	$308.9	$457.2
Manufacturing obligations (3)	7.9	2.7	1.2	—	—	—	11.8
Operating leases (4)	8.7	13.3	13.6	15.2	15.4	22.6	88.8

	$24.9	$27.0	$25.8	$124.2	$24.4	$331.5	$557.8

(1)	“Convertible notes” consist of principal and interest payments on our 2.0% senior subordinated convertible debentures due 2023, our 2.75% senior subordinated convertible notes due 2012 and our 3.25% senior subordinated convertible notes due 2013.
(2)	The holders of our 2.0% senior subordinated convertible debentures due 2023, at their option, may require us to purchase all or a portion of their debentures on May 16, 2010, May 16, 2013 and May 16, 2018, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. The principal for these debentures is shown in the “2010” column.
(3)	“Manufacturing obligations” include significant non-cancelable orders and minimum commitments under our agreements related to the manufacturing of Ranexa.
(4)	“Operating leases” consists of minimum lease payments related to real estate leases for our facilities covering 186,000 square feet. These leases expire between February 2008 and April 2016. One of the leases is secured by a $6.0 million irrevocable letter of credit.

The table above excludes any commitments that are contingent upon future events.

We have a commitment related to our license agreement with Roche for Ranexa. Under our license agreement, as amended, relating to ranolazine, we owe the following future potential milestone payments to Roche relating to Ranexa: (i) within 30 days of the second approval of a new drug application or equivalent for Ranexa in one of the remaining major market countries (which are France, Germany, Italy, and the United Kingdom), we will owe a payment of $9.0 million to Roche; (ii) within 30 days of the approval of a new drug application or equivalent for Ranexa in Japan, we will owe a payment of $3.0 million to Roche; and (iii) within 30 days of the approval of the first supplemental new drug application for an indication other than the cardiovascular indication, as defined in the agreement, in a major market country or Japan, we will owe a payment of $5.0 million to Roche. We are also obligated to make royalty payments to Roche on worldwide net product sales of any licensed products, including any net product sales in Asia.

Under our license and settlement agreement with another vendor, we are obligated to pay this vendor $4 per kilogram on ranolazine API manufactured until the total amount paid (including a previously paid $5.0 million milestone) reaches $12.0 million.

We have a commitment related to our license agreement with PTC Therapeutics, Inc. (PTC). If we license and commercialize a product based on all five selected targets during the term of the agreement, PTC could earn milestone payments from us of up to an aggregate $335.0 million if specified development, regulatory and commercial goals set forth in the agreement are achieved over the life cycle of each such product.

Risks and Uncertainties Related to Our Future Capital Requirements

As of March 31, 2007, we had cash, cash equivalents and marketable securities of $257.9 million, compared to $325.2 million at December 31, 2006. We expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercial activities for at least 12 months. Our estimates of future capital use are uncertain, and changes in our commercialization plans, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. We are currently reviewing all of our operating expenses with the goal of identifying and implementing reductions in operating expenses over the coming quarters. Until our review is completed and potential reductions are identified, we are estimating total costs and expenses for 2007, not including cost of sales, to be between $275.0 million and $285.0 million, compared to $312.5 million in 2006. With the completion of the MERLIN TIMI-36 clinical study and the second regadenoson Phase 3 study, we currently expect R&D expenses in 2007 to be approximately $30 million below 2006 levels. However in 2007, we still expect to incur substantial R&D expenses associated with the MERLIN TIMI-36 clinical study and the planned submission and prosecution of regulatory approval applications in the United States for both Ranexa and regadenoson, as well as in connection with ongoing prosecution of the approval application for ranolazine already submitted to European regulatory authorities and those projects still represent approximately 50% of our total R&D budget for 2007. We expect our SG&A expenses to be largely flat in 2007 compared to 2006. We do not expect to generate sufficient revenues through our marketing and sales of Ranexa in the near term to achieve profitability or to fully fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. Thus we will require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships or licensing arrangements in order to continue our research, development and commercialization activities.

Additional financing may not be available on acceptable terms or at all. In April 2006, we entered into a common stock purchase agreement with Azimuth which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount as provided under the purchase agreement. In 2006, Azimuth purchased an aggregate 2,744,118 shares for gross proceeds of approximately $39.8 million under the purchase agreement. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 6,266,286 shares remaining for sale under the purchase agreement were sold at the $7.87 closing price of our common stock on March 30, 2007, the maximum additional aggregate net proceeds that we could receive under the purchase agreement with Azimuth would be approximately $46.4 million.

We have experienced significant operating losses since our inception in 1990, including net losses of $55.1 million for the quarter ended March 31, 2007, $274.3 million in 2006, $228.0 million in 2005 and $155.1 million in 2004. As of March 31, 2007, we had an accumulated deficit of $1,141.9 million. The process of developing and commercializing our products requires significant R&D work, including preclinical testing and clinical trials, as well as regulatory submissions and approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. To date, the revenues we have recognized relating to our only approved product, Ranexa, have been limited, and have not been sufficient for us to achieve profitability or fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. The revenues that we expect to recognize for the foreseeable future relating to Ranexa will not be sufficient for us to achieve or sustain profitability or maintain operations at our current levels or at all.

As we have transitioned from a R&D-focused company to a company with commercial operations and revenues, we expect that our operating results will continue to fluctuate. Our product revenues are unpredictable and may fluctuate due to many factors, many of which we cannot control. For example, our ability (and the ability of our collaborative partners) to market and sell our products will depend significantly on the market acceptance of our products as well as the extent to which reimbursement for the cost of our products will be available from government health administration authorities, private health insurers and other organizations. If our products fail to achieve market acceptance or are unfavorably reimbursed, this would result in lower product sales and lower product revenues. As a result, we may have increased capital requirements and we may be required to delay, scale back or eliminate some or all of our R&D programs or commercialization activities, and/or we may be required to raise additional capital, which may not be available on acceptable terms or at all.

Our future capital requirements and our ability to raise capital in the future will depend on many other factors, including our product revenues, the costs of commercializing our products, progress in our R&D programs, the size and complexity of these programs, the timing, scope and results of preclinical studies and clinical trials, our ability to establish and maintain collaborative partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing commercial and clinical materials and other factors not within our control. If we are not able to obtain FDA approval of a supplemental new drug application based on the MERLIN TIMI-36 clinical trial data and results, or if the FDA approves revised product labeling that continues to contain prominent cautionary wording regarding the use of the product, our ability to generate product revenues, our ability to raise additional capital, and our ability to maintain our current levels of research, development and commercialization activities will all be materially impaired. Insufficient funds may require us to delay, scale back or eliminate some or all of our research, development or commercialization programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern.

Other Information

In January 2007, in association with December 2006 grants, we announced that in accordance with Nasdaq Marketplace Rule 4350, we granted 24 non-executive employees inducement stock options covering an aggregate of 84,500 shares of common stock under our 2004 Employment Commencement Incentive Plan. All of these inducement stock options are classified as non-qualified stock options with an exercise price equal to the fair market value on the grant date. The options have a ten-year term and vest over four years as follows: 20% of these options will vest on the date one year from the optionee’s hire date, 20% of the options will vest in monthly increments during each of the second and third years, and 40% of the options will vest in monthly increments during the fourth year (in all cases subject to the terms and conditions of our 2004 Employment Commencement Incentive Plan). In February 2007, in accordance with Nasdaq Marketplace Rule 4350, we granted 23 non-executive employees inducement stock options covering an aggregate of 32,600 shares of common stock under our 2004 Employment Commencement Incentive Plan. These inducement stock options are classified as non-qualified stock options with an exercise price equal to the fair market value on the grant date. The options have a ten-year term and vest over four years as follows: 20% of these options will vest on the date one year from the optionee’s hire date, 20% of the options will vest in monthly increments during each of the second and third years, and 40% of the options will vest in monthly increments during the fourth year (in all cases subject to the terms and conditions of our 2004 Employment Commencement Incentive Plan).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not use derivative financial instruments. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer except for United States (U.S.) government securities. We are averse to principal loss and strive to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and marketable securities as “fixed-rate” if the rate of return on such instruments remains fixed over their term. These “fixed-rate” investments include U.S. government securities, commercial paper, asset backed securities, corporate bonds, and foreign bonds. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates. We classify our cash equivalents and marketable securities as “variable-rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. As of March 31, 2007, there were no material changes in these market risks since December 31, 2006.

Our long-term debt at March 31, 2007 includes $100.0 million of our 2.0% senior subordinated convertible debentures due May 2023, $150.0 million of our 2.75% senior subordinated convertible notes due May 2012, and $149.5 million of our 3.25% senior subordinated convertible notes due August 2013. Interest on the 2.0% senior subordinated convertible debentures is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 2.75% senior subordinated convertible notes is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 3.25% senior subordinated convertible notes due 2013 is fixed and payable semi-annually on February 16 and August 16 each year. All the notes and debentures are convertible into shares of our common stock at any time prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events.

The table below presents the amounts and related average interest rates of our investment portfolio and our long-term debt as of March 31, 2007:

	Average Interest Rate	Estimated Market Value
($ in thousands)
Cash equivalents:
Fixed rate	5.29%	$60,969
Variable rate	5.20%	15,105
Marketable securities portfolio:
Fixed rate (mature in 2007)	4.50%	95,536
Variable rate (mature in 2007)	5.35%	4,000
Fixed rate (mature in 2008)	4.79%	57,730
Variable rate (mature in 2008)	5.35%	2,000
Fixed rate (mature in 2009)	4.89%	21,322
Long-term debt:
Senior subordinated convertible debentures due 2023	2.00%	83,250
Senior subordinated convertible notes due 2012	2.75%	80,375
Senior subordinated convertible notes due 2013	3.25%	76,500

Foreign Currency Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our European subsidiary in the United Kingdom. At the end of each reporting period, expenses of the subsidiary are remeasured into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are remeasured into U.S. dollars using either historical rates or the exchange rate in effect at the end of the period. Additionally, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies. In particular, we have foreign expenses associated with our clinical studies, such as the MERLIN-TIMI 36 clinical trial of Ranexa. We currently do not hedge against this foreign currency risk. Fluctuations in exchange rates may impact our financial condition and results of operations. For the quarter ended March 31, 2007 and 2006, we incurred less than $0.1 million of non-U.S. dollar expenses. As reported in U.S. dollars, our foreign currency losses for the quarter ended March 31, 2007 and 2006, were less than $0.1 million.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and utilized, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating disclosure controls and procedures.

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

(b)	Changes in Internal Control Over Financial Reporting:

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We and certain of our officers and directors were named as defendants in a purported securities class action lawsuit filed in August 2003 in the U.S. District Court for the Northern District of California captioned Crossen v. CV Therapeutics, Inc., et al. The lawsuit was brought on behalf of a purported class of purchasers of our securities, seeking unspecified damages. In December 2003, the court consolidated all of the securities class actions filed to date into a single action captioned In re CV Therapeutics, Inc. Securities Litigation. In October 2006, we reached a preliminary agreement to settle this action. Under the terms of the preliminary agreement, our insurers paid an aggregate of $13.5 million to settle all claims and to pay the court-approved fees of plaintiff’s counsel and the defendants received a complete release of all claims and expressly denied any wrongdoing. Final court approval for the settlement was obtained in March 2007, and the appeals period expired in April 2007.

In addition, certain of our officers and directors were named as defendants in a derivative lawsuit filed in August 2003 in California Superior Court, Santa Clara County, captioned Kangos v. Lange, et al., which named CV Therapeutics as a nominal defendant. The plaintiff in this action was a stockholder who sought to bring derivative claims on behalf of CV Therapeutics against the defendants. In November 2006, we reached a preliminary agreement to settle this action. Under the terms of the preliminary agreement, we agreed to implement certain non-material corporate governance changes, and our insurers will pay the court-approved fees of plaintiff’s counsel. The defendants received a complete release of all claims and expressly denied any wrongdoing. Final court approval for the settlement was obtained in April 2007, and the appeals period expires in May 2007.

Separately, we are participating in dispute resolution proceedings with an insurer over whether or not we will reimburse that insurer for a portion of the insurer’s contribution to the settlement of the securities class action lawsuit. The amount of our reimbursement will not exceed $2.25 million, and may be a lesser amount or zero.

Item 1A.	Risk Factors

Risk Factors Relating to Our Business

We expect to continue to operate at a loss, we may not be able to maintain our current levels of research, development and commercialization activities, and we may never achieve profitability.

We have experienced significant operating losses since our inception in 1990, including net losses of $55.1 million for the quarter ended March 31, 2007, $274.3 million in 2006, $228.0 million in 2005 and $155.1 million in 2004. As of March 31, 2007, we had an accumulated deficit of $1,141.9 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. To date, the product revenues we have recognized, including those relating to our lead product Ranexa, have been limited, and have not been sufficient for us to achieve profitability or fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. The revenues that we expect to recognize for the foreseeable future relating to Ranexa may not be sufficient for us to achieve or sustain profitability or maintain operations at our current levels or at all.

Our operating results are subject to fluctuations that may cause our stock price to decline.

As we transition from a research and development-focused company to a company with commercial operations and revenues, we expect that our operating results will continue to fluctuate. Our expenses, including payments owed by us under licensing, collaborative or manufacturing arrangements, are highly variable and may fluctuate from quarter to quarter. Our product revenues are unpredictable and may fluctuate due to many factors, many of which we cannot control. For example, factors affecting the revenues we receive relating to our only commercial product, Ranexa, and which also impact the revenues received relating to any pharmaceutical product, include:

•	the timing and success of product launches by us and our collaborative partners;

•	the level of demand for our products, including physician prescribing patterns;

•	wholesaler buying patterns, product returns and contract terms;

•	reimbursement rates or policies;

•	the results of our clinical studies, including our MERLIN TIMI-36 clinical trial of Ranexa, for which we obtained initial data and results in March 2007;

•	the length of time it takes for an approved product to achieve market acceptance, if at all;

•	the rebates, discounts and administrative fees on sales of our approved products that we provide to customers and other third parties;

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

Inventory levels of Ranexa held by wholesalers can also cause our operating results to fluctuate unexpectedly. Although we attempt to monitor wholesaler inventory of our products, we rely upon information provided by third parties to quantify the inventory levels maintained by wholesalers. In addition, we and the wholesalers may not be effective in matching inventory levels to end-user demand. Significant differences between actual and estimated inventory levels may result in inadequate or excessive inventory production, product supply in distribution channels, product availability at the retail level, and unexpected increases or decreases in orders from our major customers. Any of these events may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below expectations. If our operating results do not meet the expectations of securities analysts or investors, the market price of our securities may decline significantly. We believe that quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance and should not be relied upon to predict our future performance.

We will need substantial additional capital in the future. If we are unable to secure additional financing, we may be unable to commercialize our products or continue our research and development activities or other operations at current levels.

As of March 31, 2007, we had cash, cash equivalents and marketable securities of $257.9 million, compared to $325.2 million at December 31, 2006. We expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercialization activities for at least 12 months. Our estimates of future capital use are uncertain, and changes in our commercialization plans, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. We currently estimate total costs and expenses for 2007, not including cost of sales, to be between $275.0 million and $285.0 million, compared to $312.5 million in 2006. With the completion of the MERLIN TIMI-36 clinical study and the second regadenoson Phase 3 study, we currently expect R&D expenses in 2007 to be approximately $30 million below 2006 levels. However, in 2007, we still expect to incur substantial R&D expenses associated with the MERLIN TIMI-36 clinical study and the planned submission and prosecution of regulatory approval applications in the United State for both Ranexa and regadenoson, as well as ongoing prosecution of the approval application for ranolazine already submitted to European regulatory authorities, and those projects still represent approximately 50% of our total R&D budget for 2007. We expect our SG&A expenses to be largely flat in 2007 compared to 2006. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate.

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

The amount of additional funding that we will require depends on many factors, including, without limitation:

•	the amount of revenue that we are able to obtain from approved products, and the time and costs required to achieve those revenues;

•	the timing, scope and results of preclinical studies and clinical trials, especially our MERLIN TIMI-36 clinical trial of Ranexa, for which we obtained initial data and results in March 2007;

•	the costs of commercializing our products, including marketing, promotional and sales costs, product pricing, and discounts, rebates and product return rights extended to customers;

•	the costs of manufacturing or obtaining preclinical, clinical and commercial materials;

•	the size and complexity of our programs;

•	the time and costs involved in obtaining and maintaining regulatory approvals;

•	our ability to establish and maintain strategic collaborative partnerships, such as our arrangement with Astellas relating to regadenoson;

•	competing technological and market developments;

•	the costs involved in filing, prosecuting, maintaining and enforcing patents; and

•	progress in our research and development programs.

Additional financing may not be available on acceptable terms or at all. In April 2006, we entered into a common stock purchase agreement with Azimuth which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 36 months. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. In 2006, Azimuth purchased an aggregate 2,744,118 shares for proceeds, net of issuance costs, of approximately $39.8 million under the purchase agreement. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 6,266,286 shares remaining for sale under the purchase agreement were sold at the $7.87 closing price of our common stock on March 30, 2007, the maximum additional aggregate net proceeds that we could receive under the purchase agreement with Azimuth would be approximately $46.4 million.

If we are unable to raise additional funds, we may, among other things:

•	have to delay, scale back or eliminate some or all of our research and/or development programs;

•	have to delay, scale back or eliminate some or all of our commercialization activities;

•	lose rights under existing licenses;

•	have to relinquish more of, or all of, our rights to products or product candidates on less favorable terms than we would otherwise seek; and

•	be unable to operate as a going concern.

If additional funds are raised by issuing equity or convertible debt securities, including sales of common stock under our equity line of credit, our existing stockholders will experience dilution.

The success of our company is largely dependent on the success of Ranexa.

We launched Ranexa in the United States market in March 2006 and recognized revenues from sales of Ranexa for the first time in the quarter ended June 30, 2006. Although we co-promoted ACEON® in the United States until October 2006, Ranexa is currently our only commercial product, and we expect that Ranexa will account for all of our product sales for the next several years unless we obtain rights to other approved products. In order for us to successfully commercialize Ranexa, our sales of Ranexa must increase significantly from current levels. We continue to spend significant amounts of capital in connection with the commercialization of Ranexa, and to invest significant amounts of capital in the development of Ranexa, especially through our MERLIN TIMI-36 clinical trial, which was a large and costly outcomes study.

Our continued substantial investments in Ranexa are based in part on market forecasts, which are inherently uncertain. Market forecasts are particularly uncertain in the case of Ranexa because Ranexa is a new and unproven product with a novel mechanism of action and is the first new drug therapy for chronic angina in the United States in over twenty years. If we fail to significantly increase our level of Ranexa sales, our ability to generate product revenues, our ability to raise additional capital, and our ability to maintain our current levels of research, development and commercialization activities will all be materially impaired, and the price of our common stock will decline. As a result, the success of our company is largely dependent on the success of Ranexa.

While we have negotiated a special protocol assessment agreement with the FDA relating to the MERLIN TIMI-36 clinical study of Ranexa, this agreement does not guarantee any particular regulatory outcome from regulatory review of the study or the product, including any changes to product labeling or approvals.

Our MERLIN TIMI-36 clinical trial was a large clinical study of Ranexa which enrolled approximately 6,500 patients. We obtained initial data and results from the trial in March 2007, which showed that the study did not meet the primary efficacy endpoint relating to treatment of ACS, a potential new indication, despite an overall trend favoring Ranexa for in the composite primary endpoint of cardiovascular death, myocardial infarction and recurrent ischemia. These results also showed that Ranexa did not have a significant effect on the rate of cardiovascular death or myocardial infarction, individually or as a composite, but the cumulative incidence of recurrent ischemia was significantly lower in patients receiving Ranexa, compared to patients receiving placebo. In addition, exploratory analyses of secondary efficacy endpoints showed significant reductions in worsening angina and the need to increase anti-anginal medications in patients receiving Ranexa, compared to patients receiving placebo. The initial data and results obtained in March 2007 also showed no adverse trend in death or arrhythmias in patients receiving Ranexa. There were 175 deaths from any cause in the placebo-treated group, compared with 172 deaths from any cause in the Ranexa-treated group. Sudden cardiac death occurred in 65 patients receiving placebo, compared with 56 patients receiving Ranexa. Symptomatic documented arrhythmias were reported in 102 patients receiving placebo and 99 patients receiving Ranexa, and there was a significant reduction in clinically significant arrhythmias observed during 7-day Holter monitoring in patients receiving Ranexa, compared to patients receiving placebo. Patients receiving Ranexa also experienced significant reductions in clinically significant ventricular arrhythmias, as observed during 7-day Holter monitoring, compared to patients receiving placebo. Analysis of additional data and results from the MERLIN TIMI-36 study is ongoing.

In July 2004, we announced that we reached written agreement with the FDA on a special protocol assessment agreement for the MERLIN TIMI-36 clinical trial of Ranexa. The FDA’s special protocol assessment process is used to create a written agreement between the sponsoring company and the FDA regarding clinical trial design, clinical endpoints, study conduct, data analyses and other clinical trial matters. It is intended to provide assurance that if pre-specified trial results are achieved, they may serve as the primary basis for an efficacy claim in support of a new drug application. However, a special protocol assessment agreement is not a guarantee of a product approval or of any labeling claims about the product. In particular, a special protocol assessment agreement is not binding on the FDA if public health concerns unrecognized at the time the agreement was entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if the sponsor company fails to comply with the agreed upon trial protocols. Even after a special protocol assessment agreement is finalized, the agreement may be changed later. The FDA retains significant latitude and discretion in interpreting the terms of any special protocol assessment agreement, as well as in interpreting the data and results from any study that is the subject of such an agreement, such as the MERLIN TIMI-36 clinical study.

Under our special protocol assessment agreement with the FDA relating to the MERLIN TIMI-36 clinical study, if this study had met its primary efficacy endpoint, it could have resulted in approval of Ranexa for the treatment and long-term prevention of ACS. However, based on the MERLIN TIMI-36 data and results, which showed that the study did not meet its primary efficacy endpoint, we do not plan to file a new drug application with the FDA seeking approval for Ranexa (including any intravenous formulation of the product) for the treatment of ACS.

Under our special protocol assessment agreement with the FDA relating to the MERLIN TIMI-36 clinical study, the FDA agreed that this study could support potential approval of Ranexa as first-line therapy for patients suffering from chronic angina if treatment with Ranexa is not associated with an adverse trend in death and arrhythmia compared to placebo, even if statistical significance for the primary efficacy endpoint in the study is not achieved. We believe the MERLIN TIMI-36 data and results could support expansion of the existing Ranexa approved indication to include first-line treatment of angina, in accordance with our special protocol assessment agreement with the FDA. We intend to file a supplemental new drug application with the FDA in the fall of 2007 seeking to modify the existing product labeling to expand the product indication to include first-line angina treatment and to reduce cautionary language. However, the term “no adverse trend in death and arrhythmia” is not defined in the special protocol assessment agreement, and the FDA will interpret this aspect of the special protocol assessment agreement in the context of the data and results from the MERLIN TIMI-36 study, after we submit those data and results to the FDA for review in the planned supplemental new drug application. When we submit the planned supplemental new drug application to the FDA for review in the fall of 2007, we expect that the FDA will review all the safety data and results from the study (including those relating to death and arrhythmia), and will exercise its broad regulatory discretion in interpreting these data and results and the terms of the special protocol assessment agreement, in determining whether the data and results demonstrate that Ranexa is not associated with an adverse trend in death and arrhythmia, and in determining whether to approve the product for first-line therapy for chronic angina patients, whether to reduce cautionary language in the product labeling, and what other labeling changes to allow, if any. Regulatory authorities approve product labeling with reference to the data that form the basis of the product approval, and as a result the scope of approved labeling is generally impacted by the available data. As a result of these various factors, uncertainty remains as to whether the MERLIN TIMI-36 study will support a potential approval of Ranexa as first-line therapy for patients suffering from chronic angina and what labeling changes will result. Even if the FDA approves the supplemental new drug application that we plan to submit in the fall of 2007, we will not have FDA-approved modified labeling that we can use for promotional purposes until mid-2008 (assuming that the FDA accepts the planned supplemental new drug application for review and provides its approval at the end of one standard review cycle).

The special protocol assessment agreement also requires that we successfully complete a clinical evaluation of higher doses of Ranexa before any potential approval of Ranexa as first-line therapy for patients suffering from chronic angina. We have completed the clinical evaluation of higher doses of Ranexa, and we believe that the data and results from this separate study will satisfy this additional special protocol assessment requirement. These data and results will be submitted to the FDA for review in the planned supplemental new drug application, and thus we do not know if the FDA will agree that this aspect of the special protocol assessment agreement has been satisfied.

In connection with our special protocol assessment agreement relating to the MERLIN TIMI-36 clinical study, we expect that the FDA will review our compliance with the study protocol. We also expect that the FDA will conduct inspections of some of the approximately 450 MERLIN TIMI-36 clinical sites, most of which are located in 16 foreign countries. We do not know whether the clinical sites will pass such FDA inspections, and negative inspection results could significantly delay or prevent any potential regulatory approval or expansion of the product labeling for Ranexa.

In general, we do not know how the FDA will interpret the commitments under our special protocol assessment agreement relating to the MERLIN TIMI-36 clinical study (or the related clinical evaluation of higher doses of Ranexa) as these commitments relate to the potential for first-line use in chronic angina, how the FDA will interpret the data and results from the MERLIN TIMI-36 clinical study (or the separate clinical evaluation of higher doses of Ranexa), or whether Ranexa will receive any additional regulatory approvals or any expanded or otherwise improved product labeling as a result of these clinical study(ies) or this special protocol assessment agreement. Depending on the results of the FDA’s decisions regarding whether to accept for review, and whether or not to approve, our planned supplemental new drug application including data and results from the MERLIN TIMI-36 clinical study, as well as FDA’s decisions with respect to labeling modifications we plan to propose seeking to expand the product indication to include first-line angina treatment and reduce cautionary language, our ability to generate product revenues, raise additional capital, and maintain our current levels of research, development and commercialization activities could be materially negatively affected, and if the FDA does not approve the planned supplemental new drug application, our continued ability to commercialize Ranexa could be seriously impaired or stopped altogether.

Ranexa may not achieve market acceptance or generate revenues.

Ranexa is currently our only approved product. If Ranexa fails to achieve market acceptance, our product sales and our ability to maintain our current levels of research, development and commercialization activities, as well as our ability to become profitable in the future, will be adversely affected. Many factors may affect the rate and level of market acceptance of Ranexa in the United States, including:

•	our product marketing, promotion, distribution sales and pricing strategies and programs;

•	our ability to provide acceptable evidence of the product’s safety, efficacy, cost-effectiveness and convenience compared to that of competing products or therapies;

•	the success of ongoing development programs relating to our products, especially our MERLIN TIMI-36 clinical trial of Ranexa, for which we obtained initial data and results in March 2007;

•

new data or adverse event information relating to the product or any similar products and any resulting regulatory actions resulting therefrom, especially our MERLIN TIMI-36 clinical trial of Ranexa, including the FDA’s actions relating to the supplemental new drug application that we intend to file with the FDA in the fall of 2007 including data and results from the MERLIN TIMI-36 clinical study;

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

For example, we believe that the approved product labeling for Ranexa has had and will continue to have a direct impact on our marketing, promotional and sales programs for this product, and could adversely affect market acceptance of this product. For example, the current approved product labeling for Ranexa contains contraindications and warnings regarding a potential safety risk of QT prolongation and a type of fatal arrhythmia, among other potential risks. In addition, the current indication statement in the labeling states that because Ranexa prolongs the QT interval in a dose-dependent manner, the product should be reserved for use in chronic angina patients who have not achieved an adequate response with other antianginal drugs, and should be used in combination with other common antianginal treatments, specifically amlodipine, beta-blockers or nitrates. Based on the MERLIN TIMI-36 clinical study results, we intend to file a supplemental new drug application with the FDA in the fall of 2007 seeking to modify the existing product labeling to expand the indication to include first-line treatment angina and reduce cautionary language. However, we do not know if the FDA will accept for review, or will approve, this planned supplemental new drug application. Even if the FDA does approve the supplemental new drug application that we plan to submit in the fall of 2007, we will not have FDA-approved modified labeling that we can use for promotional purposes until mid-2008 (assuming that the FDA accepts the planned supplemental new drug application for review and provides its approval at the end of one standard review cycle). Ranexa is currently approved for only a portion of the overall angina patient population in the United States, and any approval of Ranexa for broader use with angina patients will require FDA review and approval.

In addition, we believe that physician prescribing patterns are substantially affected by the experience of patients for whom they prescribe a product, particularly a new product such as Ranexa. If physicians in the United States react negatively to the product because of how they perceive the approved product labeling or if patients for whom they prescribe Ranexa do poorly on the drug, physicians may decide that the benefit and risk of the product do not favor wider or any usage, and may reserve the use of the product for only a small group of patients with chronic angina, or not use the product at all, resulting in lower product acceptance and lower product revenues.

In addition to approving product labeling, the FDA typically reviews core promotional materials for our products. We obtained the FDA’s review of our key promotional materials in connection with the 2006 launch of Ranexa, and we must submit all promotional materials to the FDA at the time of first use. If the FDA raises concerns regarding our proposed or actual promotional materials, we may be required to modify or discontinue using them and provide corrective information to healthcare practitioners. We do not know whether our promotional materials will allow us to effectively promote Ranexa with healthcare practitioners and managed care audiences. For example, the current approved product labeling states that the mechanism of action of Ranexa is unknown, which may make it difficult for us to address potential questions and concerns regarding the product such as safety concerns.

We may also be hampered in our promotional efforts by a lack of familiarity with our company and our products among healthcare practitioners in the United States. Relatively few U.S. physicians served as investigators in the clinical studies of Ranexa; as a result, only a relatively limited number of U.S. healthcare practitioners are familiar with using Ranexa, even in a clinical trial setting.

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

Our successful commercialization of Ranexa in the United States will depend on our ability to establish and maintain an effective sales and marketing organization in the United States. We have hired, trained and deployed additional marketing personnel and a national cardiovascular specialty sales force, which promoted ACEON® until the fall of 2006, and which began promoting Ranexa in March 2006. Prior to our launches of these products, we had never sold or marketed any products.

We may increase or decrease the size of our sales force in the future, depending on many factors, including the effectiveness of the sales force, the level of market acceptance of Ranexa, and the results of the FDA’s acceptance (if any) and review of our planned supplemental new drug application including data and results from the MERLIN TIMI-36 clinical study, which we plan to submit to the FDA in the fall of 2007. Developing and implementing key marketing messages and programs, as well as deploying, retaining and managing a national sales force and additional personnel, is very expensive, complex and time-consuming. We do not know if our marketing strategies and programs will be effective. We also do not know if our sales force is sufficient in size, scope or effectiveness to compete successfully in the marketplace and gain acceptance for Ranexa. Among other factors, we may not be able to gain sufficient access to healthcare practitioners, which would have a negative effect on our ability to promote Ranexa and gain market acceptance. Even if we gain access to healthcare practitioners, we may not be able to change prescribing patterns in favor of Ranexa. For example, our marketing and sales efforts relating to ACEON® in the United States prior to our termination of our co-promotion agreement for that product did not produce a significant increase in prescribing patterns relating to that product.

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

Unlike other treatments for angina currently being used in the United States, the approved labeling for Ranexa warns of the risk that because the product prolongs the QT interval, it may cause a type of fatal arrhythmia known to healthcare practitioners as torsades de pointes. This fatal arrhythmia occurs in the general population of patients with cardiovascular disease at a low rate of incidence (although the precise rate may be debatable), and can be triggered by a wide variety of factors including drugs, genetic predisposition and medical conditions (such as low blood potassium levels or slow heart rate) that are not uncommon among patients with cardiovascular disease. Now that Ranexa is approved in the United States, the product is being used in a wider population and in a less rigorously controlled fashion than in clinical studies of the product, including in patients with chronic angina who may be predisposed to the occurrence of torsades de pointes or other fatal arrhythmias. These patients are often receiving other medications for a variety of conditions. In this potential patient population for Ranexa, it is inevitable that some patients receiving Ranexa will die suddenly, that in some or even many of these cases there will not be sufficient information available to rule out Ranexa as a contributing factor or cause of mortality, and that required safety reporting from physicians or from us to regulatory authorities may link Ranexa to torsades de pointes, sudden death or other serious adverse effects. As a result, regulatory authorities, healthcare practitioners and/or patients may perceive or conclude that the use of Ranexa is associated with torsades de pointes, sudden death, or other serious adverse effects, any of which could mean that our ability to commercialize Ranexa could be seriously impaired or stopped altogether, and we may become subject to potentially significant product liability litigation and other claims against us. This would harm our business, increase our cash requirements and result in continued operating losses and a substantial decline in our stock price.

We may be subject to product liability claims and we have only limited product liability insurance.

The manufacture and sale of human drugs and other therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. The approved labeling for Ranexa includes warnings regarding QT prolongation and the risk of arrhythmias and sudden death, and regarding tumor promotion. We may be subject to product liability claims in the future, including if patients who have taken Ranexa die, experience arrhythmias, contract cancer, or suffer some other serious adverse effect. Any product liability claims could have a material negative effect on the market acceptance and sales of our products. We currently have only limited product liability insurance for clinical trials testing and only limited commercial product liability insurance. We do not know if we will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. This type of insurance is expensive and may not be available on acceptable terms or at all. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to continue to develop or commercialize our products or any product candidates that may receive regulatory approval in the future. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to make substantial payments. This could adversely affect our cash position and results of operations and could increase the volatility of our stock price.

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

There are numerous marketed generic and/or branded pharmacologic stress agents, and at least two potential A2A-adenosine receptor agonist compounds under development, that could compete with regadenoson, if it is approved for marketing. We are also aware of companies that are developing products that may compete with our other product candidates and programs. There may also be potentially competitive products of which we are not aware. Many of these potential competitors have substantially greater product development capabilities and financial, scientific, marketing and sales resources. Other companies may succeed in developing products earlier or obtaining approvals from regulatory authorities more rapidly or broadly than either we or our strategic partners are able to achieve. Potential competitors may also develop products that are safer, more effective or have other potential advantages compared to those under development or proposed to be developed by us and our strategic partners. In addition, research, development and commercialization efforts by others could render our technology or our products obsolete or non-competitive.

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

For example, under the Medicare Prescription Drug Improvement and Modernization Act of 2003, Medicare beneficiaries are now able to elect coverage for prescription drugs under Medicare Part D, and the various entities providing such coverage have set up approved drug lists or formularies and are negotiating rebates and other price concessions from pharmaceutical manufacturers, which impacts drug access, patient copayments and product revenues, and may increase pressure to lower prescription drug prices over time. These changes in Medicare reimbursement could have a negative effect on the revenue that we derive from sales of Ranexa, for example, when we provide rebates and other price concessions in order for Ranexa to be placed on approved drug lists or formularies. Any additional statutory or regulatory changes, including potential changes to Medicare Part D, could also place pressure on product pricing and usage.

Even if our products are deemed to be safe and effective by regulatory authorities, third party payers and governmental health administration authorities may direct patients to generic products or other lower-priced therapeutic alternatives, and there are an increasing number of such alternatives available, including numerous lower-priced generic products available to treat the condition for which Ranexa is approved. Many third-party payers establish a preference for selected products in a category and provide higher levels of formulary acceptance and coverage for preferred products and higher co-payments for non-preferred products. Significant uncertainty exists as to the reimbursement status of newly approved health care products, such as Ranexa. As a result, it is difficult to predict the availability or amount of reimbursement for Ranexa or how the product will be positioned relative to other antianginal products and therapies.

In February 2006, we set the wholesale acquisition cost of Ranexa at a higher price than the cost of any other antianginal drug currently on the market in the United States. In 2007, we increased the wholesale acquisition cost of Ranexa to adjust for inflation. Our pricing for Ranexa may result in less favorable reimbursement and formulary positioning for the product with third party payers and under government programs including Medicare, and may result in more or higher barriers to patient access to the product such as higher co-payments and/or prior authorization requirements. If we fail to obtain favorable reimbursement or formulary positioning for Ranexa, health care providers may limit how much or under what circumstances they will prescribe or administer the product, and patients may resist having to pay out-of-pocket for it. We are offering discounts or rebates to some customers to attempt to contract for favorable formulary status, which will lower the amount of product revenues we receive. In addition, our product revenues are affected by our pricing for the approved dosing and approved dosage strengths for Ranexa and by the dosage regimens and strengths most commonly prescribed by physicians. To date, the lower-priced, lower dosage of Ranexa is the most commonly prescribed dosage, which impacts product revenues but may also support favorable formulary positioning by third party payers. These competing factors will affect the market acceptance of Ranexa in the United States as well as the amount of product revenues we will receive for the product.

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

Our principal customers are a small number of wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation, control a significant share of the market in the United States. Our ability to distribute any product, including Ranexa, to retail pharmacy chains and to recognize revenues on a timely basis will be substantially dependent on our ability to maintain commercially reasonable agreements with each of these wholesale distributors and the extent to which these distributors, over whom we have no control, comply with such agreements. The loss or bankruptcy of any of these customers could materially and adversely affect our future results of operations, financial condition and our ability to distribute our products.

Guidelines and recommendations published by various organizations may affect the use of our products.

Government agencies issue regulations and guidelines directly applicable to us and to our products. In addition, professional societies, practice management groups, private health/science foundations, and organizations involved in various diseases from time to time publish guidelines or recommendations to the health care and patient communities. These various sorts of recommendations may relate to such matters as product usage, dosage, route of administration, and use of related or competing therapies. These organizations have in the past made recommendations about our products or products that compete with our products, such as the treatment guidelines of the American Heart Association. These sorts of recommendations or guidelines could result in decreased usage of our products. In addition, the perception by the investment community or stockholders that any such recommendations or guidelines will result in decreased usage of our products could adversely affect the market price of our common stock.

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

Our activities relating to the sale and marketing of our products, and those of our strategic partners (such as Astellas in the case of our regadenoson arrangement), will be subject to scrutiny under these laws and regulations. It may be difficult to determine whether or not our activities, or those of our strategic partners, comply with these complex legal requirements. Violations are punishable by significant criminal and/or civil fines and other penalties, as well as the possibility of exclusion of the product from coverage under governmental healthcare programs, including Medicare and Medicaid. If the government were to investigate or make allegations against us or any of our employees, or sanction or convict us or any of our employees, for violations of any of these legal requirements, this could have a material adverse effect on our business, including our stock price. Similarly, under our license and collaboration arrangement with respect to regadenoson, if Astellas becomes subject to investigation, allegation or sanction, our ability to continue to obtain revenues from its sale, if approved, could be seriously impaired or stopped altogether.

Our activities and those of our strategic partners could be subject to challenge for many reasons, including the broad scope and complexity of these laws and regulations, the difficulties in interpreting and applying these legal requirements, and the high degree of prosecutorial resources and attention being devoted to the biopharmaceutical industry and health care fraud by law enforcement authorities. During the last few years, numerous biopharmaceutical companies have paid multi-million dollar fines and entered into burdensome settlement agreements for alleged violation of these requirements, and other companies are under active investigation. Although we have developed and implemented corporate and field compliance programs as part of our commercialization of Ranexa, we cannot assure you that we or our employees, directors or agents were, are or will be in compliance with all laws and regulations or that we will not come under investigation, allegation or sanction.

In addition, we are required to prepare and report product pricing-related information to federal and state governmental authorities, such as the Department of Veterans Affairs and under the Medicaid program. The calculations used to generate the pricing-related information are complex and require the exercise of judgment. If we fail to accurately and timely report product pricing-related information or to comply with any of these or any other laws or regulations, various negative consequences could result, including criminal and/or civil prosecution, substantial criminal and/or civil penalties, exclusion of the approved product from coverage under governmental healthcare programs (including Medicare and Medicaid), costly litigation and restatement of our financial statements. In addition, our efforts to comply with this wide range of laws and regulations are, and will continue to be, time-consuming and expensive.

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

The successful commercialization of our regadenoson program and of the Adentri™ program each depend significantly on the efforts of our collaborative partners for each of these programs. For example, under our agreement with Astellas, Astellas is responsible for the commercial manufacture and distribution, marketing and sales of regadenoson in North America, if regadenoson is approved. Biogen Idec has sole responsibility for all worldwide development and commercialization of products from the Adentri™ program, if any.

We cannot control the amount and timing of resources that any of our strategic partners devote to these programs. Conflicting priorities may cause any of our strategic partners to deemphasize our programs or to pursue competing technologies or product candidates. In addition, these arrangements are each complex, and disputes may arise between the parties, which could lead to delays in the development or commercialization of the products involved. If Astellas fails to successfully manufacture, market and sell regadenoson in North America, if it is approved, we will receive minimal or even no revenues under the arrangement. If Biogen Idec fails to successfully develop and commercialize any product from the Adentri™ program, we will receive no revenues under the arrangement. To the extent that we enter into additional co-promotion or other commercialization arrangements in the future, our revenues will depend upon the efforts of third parties over which we will have little control.

Our successful commercialization of Ranexa depends on the performance of numerous third-party vendors over which we have little control. For example, we rely entirely on third-party vendors to manufacture and distribute Ranexa in the United States, to administer our physician sampling programs relating to Ranexa, and to perform some important sales and marketing operations functions, such as our product call centers and warehousing the logistics related to product ordering and distribution. As a result, our level of success in commercializing Ranexa depends significantly on the efforts of these third parties, as well as our strategic partners. If these third parties fail to perform as expected, our ability to market and promote Ranexa would be significantly compromised.

We have no manufacturing facilities and depend on third parties to manufacture Ranexa and our product candidates.

We do not operate, and have no current plans to develop, any manufacturing facilities, and we currently lack the resources and capability to manufacture any of our products ourselves on a clinical or commercial scale. As a result, we are dependent on corporate partners, licensees, contract manufacturers and other third parties for the manufacturing of clinical and commercial scale quantities of all of our products and product candidates, including Ranexa.

For example, we have entered into several agreements with third party manufacturers relating to Ranexa, including for commercial-scale active pharmaceutical ingredient, bulk tablet manufacturing, packaging and supply of an important raw material component of the product. We currently rely on a single supplier at each step in the production cycle for Ranexa. In addition, under our agreement with Astellas relating to regadenoson, Astellas is responsible for the commercial manufacture and supply of regadenoson, if approved, and Astellas in turn is dependent on third parties for the manufacture of the active pharmaceutical ingredient and the drug product. Our ability to commercialize Ranexa, and Astellas’ ability to commercialize regadenoson, if it is approved, are each entirely dependent on these arrangements, and would be affected by any delays or difficulties in performance on the part of the contract manufacturers involved. For example, in the case of our Ranexa supply chain, because we rely on a single manufacturer at each step in the production cycle for the product, the failure of any manufacturers to supply product on a timely basis or at all, or to manufacture our product in compliance with product specifications or applicable quality or regulatory requirements, or to manufacture product or samples in volumes sufficient to meet market demand, would adversely affect our ability to commercialize Ranexa and could negatively affect our operating results. For example, a quality problem in the Ranexa supply chain could result in an inventory write-off, and a lack of supply could negatively affect product revenues.

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

All of our products in development require regulatory review and approval prior to commercialization. Any delays in the regulatory review or approval of our product candidates in development would delay market launch, increase our cash requirements, increase the volatility of our stock price and result in additional operating losses.

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. We may not be able to maintain our proposed schedules for the submission of any new drug application, supplemental new drug application or equivalent foreign application seeking approval for Ranexa or any of our product candidates or for any new uses or other changes to approved product labeling or manufacturing. If we submit any such application to the FDA, the FDA must first decide whether to either accept or reject the submission for filing, and if we submit any such application to European regulatory authorities, they must first decide whether to validate it for further review, so we cannot be certain that any of these submissions will be reviewed. If they are reviewed, we cannot be certain that we will be able to respond to any regulatory requests during the review period in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our products or proposed product changes, such as labeling changes, will be approved by the FDA or foreign regulatory authorities.

Delays in approvals or rejections of marketing applications in the United States or foreign markets may be based upon many factors, including regulatory requests for additional analyses, reports, clinical inspections, clinical and/or preclinical data and/or studies, questions regarding data or results, unfavorable review by advisory committees, changes in regulatory policy during the period of product development and/or the emergence of new information regarding our products or other products. For example, in 2005 we withdrew our marketing authorization application for ranolazine filed with European regulatory authorities, because regulators requested additional clinical pharmacokinetic data regarding the product prior to approval. In December 2006, we announced that we have submitted a new marketing authorization application seeking approval of ranolazine for the treatment of chronic angina with European regulatory authorities, including additional data and results from studies conducted after March 2004.

Data obtained from preclinical and clinical studies are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our products by the FDA or foreign regulatory authorities. For example, some drugs that prolong the QT interval, which is a measurement of specific electrical activity in the heart as captured on an electrocardiogram, carry an increased risk of serious cardiac rhythm disturbances that can cause a type of fatal arrhythmia known as torsades de pointes, while other drugs that prolong the QT interval do not carry an increased risk of this fatal arrhythmia. Ranexa causes small but statistically significant mean increases in the QT interval, as observed in clinical trials of Ranexa. QT interval measurements are not precise and there are different methods of calculating the corrected QTc interval, which is the QT interval as adjusted for heart rate. This uncertainty in the measurement and calculation of the QT and QTc intervals can contribute to different interpretations of these data. The clinical significance of the changes in QTc interval observed in clinical trials of Ranexa remains unclear, and other clinical and preclinical data do not suggest that Ranexa significantly pre-disposes patients to this fatal arrhythmia. Regulatory authorities may interpret the Ranexa data differently, which could delay, limit or prevent additional regulatory approvals of Ranexa. For example, when acting on the original new drug application for Ranexa in October 2003, the FDA did not approve the product and indicated that additional clinical information would be needed prior to approval, in part because of the FDA’s safety concerns. In January 2006, the FDA approved Ranexa for use in chronic angina, with product labeling which states that because of the potential safety risk of QT prolongation caused by Ranexa, the product should be reserved for use in chronic angina patients who have not achieved an adequate response with other antianginal drugs, and should be used in combination with other common antianginal treatments, specifically amlodipine, beta-blockers or nitrates. Foreign regulatory authorities, such as the European Medicines Agency that is reviewing our marketing authorization application for ranolazine, may have similar or other concerns which could delay or prevent the approval of Ranexa or any of our other product candidates outside the United States.

Similarly, as a routine part of the evaluation of any product candidate, clinical studies are generally conducted to assess the potential for drug-drug interactions that could impact potential product safety. While we believe that the interactions between Ranexa and other drugs have been well characterized as part of our clinical development program, these data are subject to regulatory interpretation and an unfavorable interpretation by regulatory authorities could delay, limit or prevent additional regulatory approvals of Ranexa.

Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information (including as relates to other drugs and/or other medical therapies), changing policies and agency funding, staffing and leadership. We cannot be sure whether current or future changes in the regulatory environment will be favorable or unfavorable to our business prospects. For example, we were informed by the FDA in 2006 that the agency has transferred responsibility for our regadenoson program to a review division at the FDA that has not previously handled the program. The development program for regadenoson is at a late stage, with two Phase 3 studies successfully completed, and we intend to submit a new drug application to this FDA review division in mid-2007. The FDA transfer of review responsibility for the program could disrupt ongoing and anticipated communications with the FDA. We do not know if the new review division will adhere to key agreements on the development program that were discussed and agreed to previously with the prior review division (and with whom we did not negotiate any special protocol assessment agreement for this program), such as the Phase 3 study design, which is a novel approach to the evaluation of a pharmacological stress agent. As a result of this transfer, our ability to submit a new drug application, if any, and/or obtain potential product approval from the FDA for regadenoson could be negatively affected.

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

The successful development of drug products is highly uncertain and requires significant expenditures and time. Any delay in the development of any of our drug product candidates will harm our business.

Successful development of drug products is highly uncertain. Product candidates that appear potentially promising in research or development may be delayed or fail to reach later stages of development or the market for many reasons, including:

•	preclinical test may show the product candidate to be toxic or lack efficacy in animal models;

•	clinical study results may show the product candidate to be less effective than desired or to have harmful or problematic side effects;

•	we may fail to receive the necessary regulatory approvals, or experience a delay in receiving such approvals;

•	we may encounter difficulties in formulating the product candidate, or in obtaining clinical supplies or source(s) of commercial-scale supply;

•	manufacturing costs, pricing or reimbursement issues or other factors may make the product candidate uneconomical; and

•	third parties may have proprietary or contractual rights that may prevent or discourage the product candidate from being developed.

All of our product candidates in development require further preclinical studies and/or clinical trials, and will require regulatory review and approval, prior to marketing and sale. Any delays in the development of our product candidates would delay our ability to seek and obtain regulatory approvals, increase our cash requirements, increase the volatility of our stock price and result in additional operating losses. One potential cause of a delay in product development is a delay in clinical trials. Many factors could delay completion of any of our clinical trials, including, without limitation:

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

The successful development of our products is substantially dependent on the successful and timely performance of CROs and foreign clinical sites. We use CROs to perform a variety of tasks in the conduct of our clinical trials, including patient recruitment, project management, monitoring and auditing of clinical sites, data management, data analysis, and core laboratory services. For example, we have relied on several clinical CROs to conduct almost all aspects of our MERLIN TIMI-36 study of Ranexa. With approximately 450 clinical sites and over 6,500 patients enrolled in the study, the MERLIN TIMI-36 study is the largest and most complicated clinical trial that we have conducted to date, and it is a complex trial to complete and close-out. We have a very limited ability to control the quality of personnel assigned by CROs to our projects. If any of these tasks are not performed by our CROs in an accurate and timely fashion, our clinical trials may be delayed and the results of our clinical trials may be adversely affected. In addition, our heavy reliance on CROs may subject us and the

CROs to additional demanding regulatory inspections, which can delay and adversely affect the regulatory review and approval of our products (such as Ranexa in the case of the MERLIN TIMI-36 study) and product candidates (such as regadenoson).

A significant portion of the sites conducting clinical trials of our product candidates are outside of the United States. The use of foreign clinical sites is often subject to additional risks. For example, contracts, informed consents, study protocols and complex medical terminology must be accurately translated into foreign languages. During the conduct of the study, study data contained in foreign-language source documents must be accurately and timely translated into English and reported back to study authorities. In addition, standards of medical care, clinical practice and patient populations vary from country to country, as well as the degree and manner of regulatory oversight. All of these factors introduce heterogeneity into the study, which makes the conduct of the study more complex. Due in part to the added complexity of conducting foreign clinical trials, we expect that the FDA and other regulatory authorities may be likely to conduct clinical site inspections of foreign clinical sites in connection with the review of marketing applications covering our products. To the extent that the FDA or other regulatory authorities are not satisfied with the foreign clinical site, the data from the affected sites may be excluded from the trial’s database or there may be other impacts, which can adversely affect the results of the study or the timing or results of the regulatory authority’s review of any marketing application containing those study results. Our MERLIN TIMI-36 clinical study of Ranexa has been conducted in the United States and in 16 foreign countries. Our regadenoson development program has also included numerous foreign clinical trial sites. Our business would be harmed if the completion, availability or quality of the results of our MERLIN TIMI-36 study is delayed or adversely affected by any of these factors.

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

*

Because ranolazine is a new chemical entity, under applicable United States laws we have received marketing exclusivity for the ranolazine compound as a new chemical entity until January 2011. In addition, the United States compound patent relating to Ranexa has been granted several one-year interim patent term extensions under the Hatch-Waxman Act, and we expect that a patent term extension under the Hatch-Waxman Act will be granted that will extend the patent protection to May 2008 for the approved product, which is the Ranexa extended-release tablet, for the use in chronic angina approved by the FDA in January 2006. Also, the United States Patent and Trademark Office has issued patents claiming various sustained release formulations of ranolazine and methods of using sustained release formulations of ranolazine, including the formulation tested in our Phase 3 trials for Ranexa, for the treatment of chronic angina. These patents expire in 2019. We do not presently have any issued patent claims covering any intravenous formulation of ranolazine on a stand-alone basis, and we may not be able to obtain any issued patent claims that relate to intravenous ranolazine product(s) or based on data and results from the MERLIN TIMI-36 study. After January 2011, patent term extension and new chemical entity exclusivity under the laws of the United States will no longer be available for ranolazine, and unless additional exclusivity relating to a successful supplemental new drug application can be obtained and that exclusivity period extends past January 2011, we will be entirely reliant on our owned or licensed patents claiming uses and formulations of Ranexa, especially the formulation and method of use patents described above, to continue to protect our substantial investments in Ranexa’s development and commercialization. It is possible that one or more competitors could develop competing products that do not infringe these patent claims, or could succeed in invalidating or rendering unenforceable all or any of these issued patent claims. One or more of these patents could be lost through a reissue or reexamination submission and subsequent evaluation by the United States Patent and Trademark Office or through litigation (or other proceeding) wherein issues of validity and/or enforceability such as inequitable conduct, inventorship, ownership, prior art, and/or enablement can be raised. These patents could also be lost as a result of interference or opposition proceedings. Any intellectual property-related claims against us relating to any of these patents, with or without merit, as well as any claims initiated by us against third parties, if any, may be time-consuming, expensive and risky to defend or prosecute. In general, if we assert a patent against an alleged infringer and the alleged infringer is successful in invalidating one, more or all of the patents, or in having one, more or all of the patents declared unenforceable, the protection afforded by the patent(s) is diminished or lost.

In addition to these issued patents, we seek to file patent applications relating to each of our potential products, and we seek trade name and trademark protection for our commercialized products such as Ranexa. Although patent applications filed in the United States are now published 18 months after their filing date, this statutory change applies only to applications filed on or after November 2000. Applications filed in the United States prior to this date are maintained in secrecy until a patent issues. As a result, we can never be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. There may be third party patents, patent applications, trademarks and other intellectual property relevant to our compounds, products, services, development efforts and technology which are not known to us and that may block or compete with our compounds, products, services, development efforts or technology. For example, competitors may have filed applications for, or may have received or in the future may receive, patents, trademarks and/or other proprietary rights relating to compounds, products, services, development efforts or technology that block or compete with ours.

In addition, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office. These proceedings determine the priority of invention and, thus, the right to a patent for the claimed technology in the United States. We may also become involved in opposition proceedings in connection with foreign patent filings.

In addition, generic challenges and related patent litigation are common in the biopharmaceutical industry. Such litigation may be necessary to enforce any patents or trademarks issued to us and/or to our strategic partners, or to determine the scope and validity of the proprietary rights of us or third parties, including our strategic partners. For example, in May 2005, Astellas, our strategic partner for the regadenoson program in North America, announced that Astellas and a third party filed a patent infringement lawsuit against several generic companies relating to the submission of an abbreviated new drug application seeking approval of a generic version of Adenoscan® (adenosine injection), a pharmacologic stress agent approved for marketing in the United States. Regadenoson, if it is approved, would be intended to be a second generation pharmacologic stress agent in the United States market. A decision in the patent litigation relating to Adenoscan® (adenosine injection), or the end of the up to 30-month stay related to this litigation, should occur before any potential approval, if any, of a new drug application for regadenoson, which could negatively impact Astellas’ transition from marketing one product to the second generation regadenoson product, if it is approved. Litigation, interference and opposition proceedings, even if they are successful, are expensive, time-consuming and risky to pursue, and we could use a substantial amount of our financial resources in any such case.

We also must not infringe valid patents or trademarks of others that might cover our compounds, products, services, development efforts or technology. If third parties own or have valid proprietary rights to technology or other intellectual property that we need in our product development and commercialization efforts, we may need to obtain licenses to those rights. We cannot assure you that we will be able to obtain such licenses on economically reasonable terms, if at all. If we fail to obtain any necessary licenses, we may be unable to complete any of our current or future product development and commercialization activities.

We also rely on proprietary technology and information, including trade secrets, to develop and maintain our competitive position. Although we seek to protect all of our proprietary technology and information, in part by confidentiality agreements with employees, consultants, collaborators, advisors and corporate partners, these agreements may be breached. We cannot assure you that the parties to these agreements will not breach them or that these agreements will provide meaningful protection or adequate remedies in the event of unauthorized use or disclosure of our proprietary technology or information. In addition, we routinely grant publication rights to our scientific collaborators. Although we may retain the right to delay publication to allow for the preparation and filing of a patent application covering the subject matter of the proposed publication, we cannot assure you that our collaborators will honor these agreements. Publication prior to the filing of a patent application could mean that we would lose the ability to patent the technology in most countries outside the United States (and could also lose that ability in the United States if a patent application is not filed there within one year after such publication), and third parties or competitors could exploit the technology. Although we strive to take the necessary steps to protect our proprietary technology, including trade secrets, we may not be able to do so. As a result, third parties may gain access to our trade secrets and other proprietary technology, or our trade secrets and other proprietary technology or information may become public. In addition, it is possible that our proprietary technology or information will otherwise become known or be discovered independently by third parties, including our competitors.

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

The growth of our business and our success depends in large part on our ability to attract and retain key management, research and development, sales and marketing and other operating and administrative personnel. Our key personnel include all of our executive officers and vice presidents, many of whom have very specialized scientific, medical or operational knowledge regarding one or more of our key products. We have entered into an employment agreement with our chairman and chief executive officer. We have entered into executive severance agreements with certain key personnel, and have a severance plan that covers our full-time employees. We do not maintain key-person life insurance on any of our employees. The loss of the services of one or more of our key personnel or the inability to attract and retain additional personnel and develop expertise as needed could limit our ability to develop and commercialize our existing and future product candidates. Such persons are in high demand and often receive competing employment offers. Our ability to retain our key personnel will also be dependent on the data and results of our MERLIN TIMI-36 study, the reactions of employees, customers and regulatory authorities to these data and results, and our ability to substantially increase sales of Ranexa over time.

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

Some of our costs and expenses are denominated in foreign currencies. Most of our foreign expenses are associated with our clinical studies or the operations of our United Kingdom-based wholly owned subsidiary. We are primarily exposed to changes in exchange rates with Europe and Canada. When the United States dollar weakens against these currencies, the dollar value of the foreign-currency denominated expense increases, and when the dollar strengthens against these currencies, the dollar value of the foreign-currency denominated expense decreases. Consequently, changes in exchange rates, and in particular a weakening of the United States dollar, may adversely affect our results of operations. We currently do not hedge against our foreign currency risks.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission, or SEC, adopted rules requiring public companies to include in annual reports on Form 10-K an assessment by management of the effectiveness of internal control over financial reporting. In addition, we are required to have our independent auditors attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting. This requirement applies to each of our annual report filings on Form 10-K. If we are not successful in maintaining adequate internal control over financial reporting, or if our collaborative partners fail to maintain adequate internal controls on which we rely to prepare our financial statements, our management may determine that our internal control over financial reporting is not effective. In addition, if our independent auditors are not satisfied with the effectiveness of our internal control over financial reporting, including the level at which these controls are documented, designed, operated or monitored, then they may issue an adverse opinion or a disclaimer of opinion. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding.

The market price of our stock has been and may continue to be highly volatile, and the value of an investment in our common stock may decline.

Within the last 12 months, our common stock has traded between $6.43 and $19.73 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Announcements and other events may have a significant impact on the market price of our common stock. We may have no control over information announced by third parties, such as our corporate partners or our competitors, which may impact our stock price.

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

In addition, if we fail to reach an important research, development or commercialization milestone or result by a publicly expected deadline, even if by only a small margin, there could be a significant negative impact on the market price of our common stock. In addition, as we approach the announcement of important news, such as the results of the MERLIN TIMI-36 study (for which we announced initial results in March 2007), we expect the price of our common stock to be particularly volatile.

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

As of March 31, 2007, we had approximately $399.5 million in long-term convertible debt and aggregate annual debt service obligations on this debt of approximately $11.0 million. If we issue other debt securities in the future, our debt service obligations and interest expense will increase. We intend to fulfill our debt service obligations from our existing cash and investments. In the future, if we are unable to generate cash or raise additional cash through financings sufficient to meet these obligations and need to use existing cash or liquidate investments in order to fund these obligations, we may have to delay or curtail research, development and commercialization programs. In addition, our failure to comply with the covenants and conditions in the indentures covering our convertible debt, such as our failure to make timely interest payments or our failure to timely file periodic reports required under the Securities Exchange Act of 1934, as amended, could trigger a default under our convertible debt. Any default could result in the acceleration of the payment of all of our outstanding debt, which would have a material adverse effect on our cash position and on our ability to maintain operations at our current levels or at all.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. For example, in April 2006, we entered into a common stock purchase agreement with Azimuth, which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount. The term of the purchase agreement is 36 months. Azimuth is not required to purchase shares of our common stock when the price of our common stock is below $10 per share. In 2006, Azimuth purchased an aggregate 2,744,118 shares of our common stock for proceeds, net of issuance costs, of approximately $39.8 million under the purchase agreement. Our existing common stockholders will experience immediate dilution upon the purchase of any additional shares of our common stock by Azimuth.

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

Our board of directors has adopted a stockholder rights plan, authorized executive severance benefit agreements for our officers in the event of a change of control, and adopted a severance plan for all non-officer employees in the event of a change of control. We entered into such severance agreements with these executives. Subsequently, in November 2002 the board approved additional as well as amended executive severance agreements and a severance plan, and in December 2005 the board approved an employment agreement with our chairman and chief executive officer that contains severance and change-of-control provisions. Our rights plan and these various severance arrangements may delay or prevent a change in our current management team and may render more difficult an unsolicited merger or tender offer.

In addition, the following provisions of our amended and restated certificate of incorporation, as amended, and our by-laws, may have the effects of delaying or preventing a change in our current management and making the acquisition of our company by a third party more difficult:

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

CV THERAPEUTICS, INC.

Date: May 8, 2007	By:	/s/ LOUIS G. LANGE, M.D., PH.D.
Louis G. Lange, M.D., Ph.D.
Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2007	By:	/s/ DANIEL K. SPIEGELMAN
Daniel K. Spiegelman
Chief Financial Officer (Principal Financial and Accounting Officer)