Form 10-Q
period 2007-06-30
CV THERAPEUTICS INC
filed 2007-08-07
CIK 921506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

As of August 3 2007, 59,509,697 shares of the registrant’s common stock, $.001 par value, were outstanding.

CV THERAPEUTICS, INC.

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,640	$77,638
Marketable securities	135,901	247,588
Accounts receivable	5,403	3,527
Inventories	19,252	15,875
Restricted cash	4,859	6,899
Prepaid and other current assets	12,121	13,968

Total current assets	258,176	365,495
Notes receivable from related parties	260	285
Property and equipment, net	21,596	23,919
Restricted cash	2,274	4,567
Other assets	25,432	27,190

Total assets	$307,738	$421,456

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$926	$10,749
Accrued and other current liabilities	31,054	51,359
Deferred revenue	—	139

Total current liabilities	31,980	62,247
Convertible subordinated notes	399,500	399,500
Other liabilities	5,213	5,507

Total liabilities	436,693	467,254

Commitments and contingencies

Stockholders’ deficit:
Preferred stock	—	—
Common stock	60	59
Additional paid-in-capital	1,070,408	1,040,665
Accumulated deficit	(1,199,528)	(1,086,874)
Accumulated other comprehensive income	105	352

Total stockholders’ deficit	(128,955)	(45,798)

Total liabilities and stockholders’ deficit	$307,738	$421,456

See accompanying notes

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Product sales, net	$15,315	$1,230	$27,304	$1,230
Collaborative research	10,093	4,869	13,354	9,245
Co-promotion	—	751	—	1,439

Total revenues	25,408	6,850	40,658	11,914

Operating costs and expenses:
Cost of sales	2,392	353	3,949	353
Research and development	28,799	33,228	55,977	64,688
Selling, general and administrative	46,504	46,855	88,952	91,623
Restructuring charges	5,367	—	5,367	—

Total operating costs and expenses	83,062	80,436	154,245	156,664

Loss from operations	(57,654)	(73,586)	(113,587)	(144,750)
Other income (expense), net:
Interest and other income, net	3,222	3,662	7,265	7,518
Interest expense	(3,166)	(3,169)	(6,332)	(6,335)

Total other income (expense), net	56	493	933	1,183

Net loss	$(57,598)	$(73,093)	$(112,654)	$(143,567)

Basic and diluted net loss per share	$(0.97)	$(1.59)	$(1.91)	$(3.16)

Shares used in computing basic and diluted net loss per share	59,223	45,904	59,089	45,446

See accompanying notes

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(112,654)	$(143,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	24,372	12,769
Depreciation and amortization, net	4,476	3,195
Impairment recognized for unrealized loss on marketable securities	25	2,005
Gain on securities available-for-sale	(29)	(48)
Forgiveness of related party notes receivable	—	3
Change in assets and liabilities:
Accounts receivable	(1,876)	(7,746)
Inventories	(3,377)	(5,393)
Prepaid and other current assets	1,851	(1,637)
Other assets	84	(12,228)
Accounts payable	(9,823)	(2,273)
Accrued and other liabilities	(17,845)	(14,681)
Deferred revenue	(139)	5,752

Net cash used in operating activities	(114,935)	(163,849)

Cash flows from investing activities:
Purchases of securities available-for-sale	(4,000)	—
Proceeds from sales of securities available-for-sale	6,701	49,655
Proceeds from maturities of securities available-for-sale	109,727	75,500
Capital expenditures	(1,573)	(6,187)
Purchase of convertible note from collaboration partner	—	(4,000)

Net cash provided by investing activities	110,855	114,968

Cash flows from financing activities:
Change in restricted cash	4,333	5,797
Proceeds from issuance of common stock through employee stock purchases and stock options	2,749	3,811
Net proceeds from issuance of common stock related to equity line of credit	—	19,825

Net cash provided by financing activities	7,082	29,433

Net increase (decrease) in cash and cash equivalents	3,002	(19,448)
Cash and cash equivalents at beginning of period	77,638	23,688

Cash and cash equivalents at end of period	$80,640	$4,240

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

We are also developing other product candidates including regadenoson, a selective A2A-adenosine receptor agonist for potential use as a pharmacologic stress agent in myocardial perfusion imaging studies. We submitted a new drug application for regadenoson to the Food and Drug Administration (FDA) in May 2007.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CV Therapeutics, Inc. have been prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted. The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for, the interim periods presented. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006, which includes our audited consolidated financial statements and the notes thereto.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in the unaudited condensed consolidated financial statements and accompanying notes may not be the same as the results for the full year or any future period.

Principles of Consolidation

The unaudited condensed consolidated financial statements and accompanying notes include the accounts of our company and our wholly owned subsidiary. The functional currency of our wholly-owned subsidiary (which is located in the United Kingdom) is the U.S. dollar. Foreign currency remeasurement gains and losses are recorded in the condensed consolidated statements of operations in accordance with Statement of Financial Accounting Standards (FAS) No. 52, “Foreign Currency Translation.” All intercompany transactions are eliminated in consolidation.

Use of Estimates and Reclassifications

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those assumptions and estimates.

Certain reclassifications of prior period amounts have been made to our unaudited condensed consolidated financial statements to conform to the current period presentation.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, healthcare providers’ contractual chargebacks and product returns. Estimates for cash discounts, chargebacks and product returns are based on contractual terms, historical trends and expectations regarding utilization rates for these programs. The allowance for doubtful accounts is calculated based on our historical experience, our assessment of the customer credit risk and the application of the specific identification method. To date, we have not recorded a bad debt allowance due to the fact that the majority of our product revenue comes from sales into a limited number of financially sound companies. The need for bad debt allowance is evaluated each reporting period based on our assessment of the credit worthiness of our customers.

Comprehensive Loss

Comprehensive loss consists of net loss plus the changes in unrealized gains and losses on available-for-sale investment securities. At each balance sheet date presented, our accumulated other comprehensive income (loss) consists solely of unrealized gains and losses on available-for-sale investment securities. Comprehensive loss for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(57,598)	$(73,093)	$(112,654)	$(143,567)
Change in unrealized gains (losses) on marketable securities	(213)	839	(243)	1,947
Reclassification adjustment for gains (losses) on marketable securities recognized in earnings	8	(819)	(4)	(1,957)

Comprehensive loss	$(57,803)	$(73,073)	$(112,901)	$(143,577)

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

We are also subject to credit risk from our accounts receivable related to our product sales. All product sales are currently derived from our one approved product, Ranexa, and were made to customers within the United States. Three wholesale distributors individually comprised 43%, 30% and 20%, respectively, of Ranexa accounts receivable as of June 30, 2007. These three customers individually comprised 43%, 29% and 21%, respectively, of Ranexa gross product sales for the three months ended June 30, 2007. For the six months ended June 30, 2007, these three customers individually comprised 41%, 31% and 20%, respectively, of Ranexa gross product sales.

Two customers individually comprised 36% and 57% of Ranexa accounts receivable and 34% and 63%, respectively, of Ranexa deferred revenue as of June 30, 2006. One of these two customers and a third customer individually comprised 40% and 39% of Ranexa gross product sales for the three and six months ended June 30, 2006.

We have not experienced any significant credit losses on cash, cash equivalents, marketable securities or trade receivables to date and do not require collateral on receivables.

Certain of the materials we utilize in our operations are obtained through one supplier. Many of the materials that we utilize in our operations are made at one facility. Since the suppliers of key components and materials must be named in the new drug application filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from our suppliers is interrupted for any reason, we may be unable to ship Ranexa or to supply any of our products in development for clinical trials.

Revenue Recognition

We recognize revenue from the sale of our products, co-promotion and collaborative research contract arrangements. Our revenue recognition policy has a substantial impact on our reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management.

Product Sales

We recognize revenue for product sales in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. We recognize revenue for sales when substantially all the risks and rewards of ownership have transferred to our customers who are wholesale distributors, which generally occurs on the date of shipment. Product sales are recognized as revenue when there is persuasive evidence an arrangement exists, delivery to the wholesale distributor has occurred, title has transferred to the wholesale distributor, the price is fixed or determinable and collectibility is reasonably assured. For arrangements where the revenue recognition criteria are not met, we defer the recognition of revenue until such time that all criteria under the provision are met.

•

We sell our product to wholesale distributors, who in turn sell to a variety of outlets where patients access their prescriptions, including but not limited to retail pharmacies, mail order pharmacies, managed care organizations, pharmaceutical benefit managers, hospitals, nursing homes and government entities.

•

We recognize product revenues net of sales adjustments which include managed care and Medicaid rebates, chargebacks, sales returns, distributor discounts, and customer incentives such as cash discounts for prompt payment, all of which are estimated at the time of sale.

Collaboration Research Revenue

Revenue under our collaborative research arrangements is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front license payments, periodic milestone payments and reimbursements for research activities.

•

Fees received on multiple element agreements are evaluated under the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” For these arrangements, if we are not able to identify evidence of fair value for the undelivered elements, we recognize any consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the performance period.

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

•	Revenues related to substantive, at-risk milestones are recognized upon achievement of the scientific, regulatory or commercial event specified in the underlying agreement.

•

Revenues for research activities are recognized as the related research efforts are performed. Cost-sharing payments received from collaborative partners for a proportionate share of ours and our partner’s combined research and development (R&D) expenditures pursuant to the underlying agreement are presented in the condensed consolidated statement of operations as collaborative research revenue.

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

These gross-to-net sales adjustments are based on estimates of the amounts owed or to be claimed on the related sales. These estimates take into consideration our historical experience, industry experience, current contractual and statutory requirements, specific known market events and trends such as competitive pricing and new product introductions, and forecasted customer buying patterns and inventory levels, including the shelf lives of our product. If actual future results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment. Our gross-to-net sales adjustments are as follows:

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

Distributor Discounts

We offer discounts to certain wholesale distributors based on contractually determined rates. Our distributor discounts are calculated based on quarterly product purchases multiplied by a fixed percentage. Our distributor discounts are accrued at the time of the sale and are typically settled with the wholesale distributor within 60 days after the end of a quarter.

Product Returns

Our product returns allowance is primarily based on estimates of future product returns over the period during which wholesale distributors have a right of return, which in turn is based in part on estimates of the remaining shelf life of our product. Once packaged as finished goods, Ranexa currently has a shelf life of 48 months from the date of tablet manufacture, although some of our previously manufactured Ranexa tablets had a shelf life of 36 months from the date of tablet manufacture, which was the shelf life at the time of product launch. As of December 31, 2006, we do not have any of these tablets in our inventory, as they have been sold to our wholesale distributors. We allow wholesale distributors and pharmacies to return unused product stocks that are within six months before and up to one year after their expiration date for a credit at the then-current wholesale price. At the time of sale, we estimate the quantity and value of goods that may ultimately be returned pursuant to these rights.

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

The following table summarizes revenue allowance activity for the three and six months ended June 30, 2007 (in thousands):

	Contract Sales Discounts (1)	Product Returns (2)	Cash Discounts	Total
Balance at December 31, 2006	$(1,318)	$(894)	$(116)	$(2,328)

Revenue allowances:
Current period	(1,516)	(575)	(287)	(2,378)
Payments and credits	808	—	265	1,073

Balance at March 31, 2007	$(2,026)	$(1,469)	$(138)	$(3,633)

Revenue allowances:
Current period	(2,373)	(752)	(376)	(3,501)
Payments and credits	1,337	—	339	1,676

Balance at June 30, 2007	$(3,062)	$(2,221)	$(175)	$(5,458)

(1)	Includes certain customary launch related discounts, managed care rebates, Medicaid rebates, chargebacks and distributor discounts
(2)	Reserve for return of expired products

Clinical Trial Accruals

We record accruals for estimated clinical study costs. Most of our clinical studies are performed by third-party contract research organizations (CROs). These costs are a significant component of external R&D expenses. We accrue costs for clinical studies performed by CROs based on our estimates of work performed during the period, and adjust our estimates, if required after the period, based upon our on-going review of the actual level of activities and costs incurred by the CRO. In many cases, we are also required to estimate the liability associated with any subcontractors that the CRO may have working on our behalf. In the case of large pivotal trials, the subcontractors and activities are typically operating globally, in many countries and in many sites. Accordingly, there is a significant degree of estimation involved in quantifying the accrual for these liabilities, as the complexity and magnitude of the activities and expenses can be significant and detailed study components frequently change during the studies, especially for large pivotal trials.

Net Loss Per Share

In accordance with FAS No. 128 “Earnings Per Share” (FAS 128), basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during each period. Our calculation of diluted net loss per share excludes potentially dilutive shares, as these shares were antidilutive for all periods presented. Our calculation of diluted net loss per share may be affected in future periods by dilutive impact of our outstanding stock options, restricted stock units, stock appreciation rights, warrants or by our convertible notes and debentures.

Recent Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FAS No. 109, “Accounting for Income Taxes” (FAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. The interpretation applies to all tax positions accounted for in accordance with FAS 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 on January 1, 2007 did not have a material impact on our financial results.

2. Restructuring Charges

In May 2007, we initiated a restructuring plan to lower annual operating expenses through optimization of our field sales organization, enhanced focus of R&D activities and reductions in selling, general and administrative spending. The restructuring plan included the elimination of 138 positions, of which 85 were part of the field sales organization and 53 were part of Palo Alto headquarters. In addition, we incurred charges related to contract termination and other restructuring related charges such as professional fees. For the three months ended June 30, 2007, we recorded an expense of $5.4 million related to these restructuring activities.

The following table summarizes the accrual balance and utilization by cost type for the restructuring (in thousands):

	Employee Severance and Benefits	Contract Termination Fees	Other Restructuring Costs	Total
Restructuring charges accrued	$4,291	$804	$272	$5,367
Cash payments	(2,257)	(804)	(205)	(3,266)
Adjustments	—	—	—	—

Balance as of June 30, 2007	$2,034	$—	$67	$2,101

The remaining accrual as of June 30, 2007 is primarily related to employee severance and benefits that are expected to be paid within the next six months. As such, the restructuring accrual is recorded as a current liability within accrued liabilities on the condensed consolidated balance sheets. We do not expect to incur significant additional charges in the future under this restructuring.

3. Stock-Based Compensation

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

The following table presents the total stock-based employee compensation expense resulting from stock-based compensation included in our condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Cost of sales	$111	$—	$113	$—
Research and development	6,148	1,894	8,111	3,651
Selling, general and administrative	11,702	4,127	15,957	8,645

Total	$17,961	$6,021	$24,181	$12,296

In May 2007, as part of our restructuring plan, the board of directors approved the acceleration of vesting of all options with an exercise price of $10.00 or greater granted to our employees prior to May 31, 2007. Excluded from the accelerated vesting were any and all grants to members of our board of directors, including our Chairman and CEO, all retention grants approved by the board of directors in May 2007 and all options granted to new hires on or after May 31, 2007. A total of 1,526,696 options were included in the accelerated vesting with an average price of $27.73. Approximately $11.9 million of stock compensation expense related to the accelerated vesting of these options was recognized during the three months ended June 30, 2007.

In addition, in May 2007, the board of directors also approved the cancellation of outstanding SAR awards provided that the individual SAR holder also voluntarily consented to such cancellation. Excluded from the cancellation of outstanding SAR awards were any and all grants to our Chairman and CEO. In accordance with FAS No. 123R, “Share-Based Payments” (FAS 123R), a cancellation of an award that is not accompanied by a concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost shall be recognized at the cancellation date. A total of 650,000 SARs were voluntarily forfeited and we recognized $1.3 million as stock compensation expense for the unrecognized compensation costs for those awards. In addition, another individual SAR holder resigned from the company in June 2007 and as a result of this resignation, 75,000 SARs were automatically cancelled and no additional stock compensation expense was recognized. As of June 30, 2007, a total of 225,000 SARs remain outstanding.

The following table presents the stock-based employee compensation expense resulting from the acceleration of vesting of options and cancellation of SAR awards (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Cost of sales	$109	$—	$109	$—
Research and development	4,606	—	4,606	—
Selling, general and administrative	8,471	—	8,471	—

Total	$13,186	$—	$13,186	$—

Stock Option Activity

In May 2007, the board of directors approved a total aggregate pool of 454,350 shares as retention grants (options and RSUs) to certain employees who were not terminated as part of our restructuring plan (see Note 2). All retention grants had a grant date of June 1, 2007 and option exercise price of $10.54 equal to the closing price the day before the grant date. Options vest over 2 years, 25% after one year and 75% after two years. RSUs vest annually over a three-year period with annual settlement. No retention grants were made to executive officers.

The following table summarizes stock option activity for the three and six months ended June 30, 2007 under all our stock compensation plans:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2006	8,019	$25.71
Granted	48	13.13
Exercised	(52)	9.67
Forfeited or expired	(230)	27.44

Balance at March 31, 2007	7,785	25.69
Granted	420	10.24
Exercised	(10)	7.70
Forfeited or expired	(395)	20.19

Balance at June 30, 2007	7,800	$25.16	5.5 years	$2,749

Exercisable at June 30, 2007	7,279	$26.10	5.3 years	$1,827

As of June 30, 2007, there was $5.9 million of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 2.4 years.

Employee Stock Purchase Plan

For the three and six months ended June 30, 2007, we recorded approximately $0.2 million and $1.3 million, respectively, of compensation expense related to the ESPP. For the three and six months ended June 30, 2006, we recorded approximately $0.4 million and $0.8 million, respectively, of compensation expense related to the ESPP. For the three and six months ended June 30, 2007, 124,859 and 249,597 shares, respectively, were purchased under the ESPP. During the three and six months ended June 30, 2006, 146,190 and 255,195 shares, respectively, were purchased under the ESPP.

Restricted Stock Units

Our stock compensation plans permit the granting of restricted stock and/or RSUs.

Some of the RSUs provide for immediate acceleration of vesting in the event that we achieve a certain product revenue target over four consecutive quarters. As of June 30, 2007, we have estimated that there is a probable likelihood of reaching this revenue target by September 30, 2007. The remaining unrecognized compensation costs related to these specific nonvested RSUs of $0.9 million will be recognized ratably through September 30, 2007. During the three and six months ended June 30, 2007, we have recorded $0.6 million and $1.2 million, respectively, of accelerated compensation expense related to the performance-based component of the award.

The following table presents a summary of the status of our nonvested RSUs for the three and six months ended June 30, 2007:

	Outstanding RSUs (in thousands)	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2006:	1,040	$22.08
Granted	—	—
Vested	(92)	22.67
Forfeited	(14)	25.76

Balance at March 31, 2007:	934	$21.97
Granted	744	8.91
Vested	(103)	20.12
Forfeited	(137)	16.37

Balance at June 30, 2007:	1,438	$15.90

As of June 30, 2007, there was approximately $21.7 million of total unrecognized compensation cost, net of accelerated compensation expense related to the performance component of our RSUs, for the remaining nonvested RSUs granted under our stock compensation plans. That cost is expected to be recognized over a period of 2.6 years.

Stock Appreciation Rights

As of June 30, 2007, a total of 225,000 SARs were outstanding, of which there was approximately $0.4 million of total unrecognized compensation cost related to nonvested SARs. That cost is expected to be recognized over a period of 1.5 years.

We recorded $1.6 million and $2.0 million of compensation expense related to SARs in the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2006, we recorded $0.6 million and $1.1 million of compensation expense, respectively.

As of June 30, 2007 payments to date have been less than $0.1 million related to the SAR grants.

Valuation Assumptions

The fair value of our options granted to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Expected life (years)	6.2	6.2	6.2	6.2
Risk-free interest rate	4.8%	5.0%	4.8%	4.8%
Volatility	60%	60%	60%	60%

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

4. Milestone achievement for Regadenoson

In May 2007, we submitted a new drug application to the FDA for one of our drug candidates, regadenoson, a selective A2A-adenosine receptor agonist for potential use as a pharmacologic agent in myocardial perfusion imaging studies. As a result of reaching this milestone, we received a $7.0 million milestone payment from our collaborative partner, Astellas US LLC (Astellas), and have recognized this as collaboration revenue in the three months ended June 30, 2007.

5. Amendment to PTC Therapeutics License and Collaboration Agreement

In June 2007, we amended our collaboration and license agreement with PTC Therapeutics (PTC). The amendment changed the maturity date of our convertible note receivable with PTC from October 2008 to January 31, 2011, as well as added new terms giving us an option to defer work on additional targets and related changes to the collaboration and license agreement.

6. Inventories

The components of inventory were as follows (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$3,265	$3,469
Work in process	11,864	9,968
Finished goods	4,123	2,438

Total	$19,252	$15,875

7. Litigation

Certain of our officers and directors were named as defendants in a derivative lawsuit filed in August 2003 in California Superior Court, Santa Clara County, captioned Kangos v. Lange, et al., which named CV Therapeutics, Inc. as a nominal defendant. The plaintiff in this action was a stockholder who sought to bring derivative claims on our behalf against the defendants. In November 2006, we reached a preliminary agreement to settle this action. Under the terms of the agreement, we agreed to implement certain non-material corporate governance changes, and our insurers paid the court-approved fees of plaintiff’s counsel. The defendants received a complete release of all claims and expressly denied any wrongdoing. Final court approval for the settlement was obtained in April 2007, and the appeals period has expired.

Separately, we are participating in dispute resolution proceedings with an insurer over whether or not we will reimburse that insurer for a portion of the insurer’s contribution to the settlement of a previous securities class action lawsuit involving us and certain of our officers and directors. The amount of our reimbursement will not exceed $2.25 million, and may be a lesser amount or zero. We do not believe that an estimated loss from this contingency is both probable or estimable. Therefore in accordance with FAS No. 5, “Accounting for Contingencies,” we have not recorded an associated liability.

8. Income Taxes

In July 2006, the FASB issued FIN 48, an interpretation of FAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. The interpretation applies to all tax positions accounted for in accordance with FAS 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 on January 1, 2007 did not have a material impact on our financial results.

We file income tax returns in the U.S. federal jurisdiction and various states jurisdictions. To date we have not been audited by the Internal Revenue Service (IRS) or any state jurisdictions.

We have generated net losses since inception and as a result have not owed payments to the IRS for taxes. As of December 31, 2006, our total deferred tax assets were $450.3 million which has been fully offset by a valuation allowance. During the three and six months ended June 30, 2007, no interest and penalties were recognized in the statement of operations and there was no accrued interest and penalties recognized in the statement of financial position. Our policy will be to recognize interest accrued related to unrecognized tax benefits in tax expenses once we have an associated tax liability. There have been no material changes in our unrecognized tax benefit during the three and six months ended June 30, 2007.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2006, and our unaudited condensed consolidated financial statements for the three months ended June 30, 2007 and other disclosures (including the disclosures under “Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our condensed consolidated financial statements have been prepared in accordance with GAAP and are presented in U.S. dollars.

Overview

The Company

CV Therapeutics, Inc., headquartered in Palo Alto, California, is a biopharmaceutical company focused on the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. We apply advances in molecular biology and genetics to identify mechanisms of cardiovascular diseases and targets for drug discovery.

Major Developments in the second quarter of 2007

In the second quarter of 2007, our total revenues were $25.4 million, an increase of 268% from total revenues of $6.9 million in the second quarter of 2006, and our net loss was $57.6 million, a decrease of 21% from a net loss of $73.1 million in the second quarter of 2006. For the six months ended June 30, 2007, our total revenues were $40.7 million, an increase of 242% from $11.9 million for the six months ended June 30, 2006, and our net loss was $112.7 million, a decrease of 22% from $143.6 million for the six months ended June 30, 2006.

Significant milestones during the second quarter of 2007 were as follows:

•

Net product sales of Ranexa for the quarter ended June 30, 2007 were $15.3 million which represented an increase of 28%, compared to $12.0 million of net product sales revenue recorded in the quarter ended March 31, 2007.

•

In May 2007, we submitted a new drug application to the FDA for one of our drug candidates, regadenoson, a selective A2A-adenosine receptor agonist for potential use as a pharmacologic agent in myocardial perfusion imaging studies. As a result of reaching this milestone, we received a $7.0 million milestone payment from Astellas and have recognized this as collaboration revenue in the quarter ended June 30, 2007.

In May 2007, we initiated a restructuring plan to lower annual operating expenses through significant optimization of our field sales organization, enhanced focus of R&D activities and reductions in selling, general and administrative spending. We recorded approximately $5.4 million in restructuring charges in the quarter ended June 30, 2007, including charges related to employee severance and benefits, contract termination fees and other restructuring-related charges.

In May 2007, as part of our restructuring plan, the board of directors approved the acceleration of vesting of all options with an exercise price of $10.00 or greater previously granted to our employees prior to May 31, 2007. Excluded from the accelerated vesting were any and all grants to members of our board of directors, including our Chairman and CEO, all retention grants approved by the board of directors in May 2007 and all options granted to new hires on or after May 31, 2007. A total of 1,526,696 options were included in the accelerated vesting with an average price of $27.73. Approximately $11.9 million of stock compensation expense related to the accelerated vesting of these options was recognized during the three months ended June 30, 2007.

In May 2007, the board of directors approved the cancellation of outstanding SAR awards provided that the individual SAR holder also voluntarily consented to such cancellation. Excluded from the cancellation of outstanding SAR awards were any and all grants to our Chairman and CEO. In accordance with FAS No. 123R, “Share-Based Payments” (FAS 123R), a cancellation of an award that is not accompanied by a concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost shall be recognized at the cancellation date. A total of 650,000 SARs were voluntarily forfeited and we recognized $1.3 million as stock compensation expense for the unrecognized compensation costs for those awards. In addition, another individual SAR holder resigned from the company in June 2007 and as a result of this resignation, 75,000 SARs were automatically cancelled and no additional stock compensation expense was recognized. As of June 30, 2007, a total of 225,000 SARs remain outstanding.

Developments Expected in the Future

•

In December 2006, we submitted a marketing application to the European Medicines Agency which seeks approval of ranolazine for the treatment of chronic angina. This application includes data previously submitted to these European regulatory authorities (as part of the marketing approval application for ranolazine which we withdrew in 2005), as well as additional data and results. A response to our application is expected in the first half of 2008.

•

Based the results of the MERLIN TIMI-36 study of ranolazine obtained in the first quarter of 2007, we intend to file a supplemental new drug application with the FDA for Ranexa in the fall of 2007, seeking to modify the existing product labeling and expand the indication to include first line angina treatment.

•

In May 2007, we submitted a new drug application for regadenoson to the FDA for potential use as a pharmacologic agent in myocardial perfusion imaging studies. Regulatory action on our application is expected in the first half of 2008.

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

Revenue Recognition

Product sales are recognized as revenue when there is persuasive evidence an arrangement exists, delivery to our customers, who are wholesale distributors, has occurred, title has transferred to the wholesale distributors, the price is fixed or determinable and collectibility is reasonably assured, in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” For arrangements where the revenue recognition criteria are not met, we defer the recognition of revenue until such time that all criteria under the provision are met.

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

Gross-to-Net Sales Adjustments

Revenues from product sales are recorded net of sales adjustments for estimated managed care rebates and Medicaid rebates, chargebacks, product returns, wholesale distributor discounts and cash discounts, all of which are established at the time of sale. These gross-to-net sales adjustments are based on estimates of the amounts owed or to be claimed on the related sales. In order to prepare our condensed consolidated financial statements, we are required to make estimates regarding the amounts earned or to be claimed on the related product sales, including the following:

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

All of the aforementioned categories of gross-to-net sales adjustments are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could materially affect our results of operations or financial position. As of June 30, 2007, our condensed consolidated balance sheet reflected estimated gross-to-net sales reserves and accruals totaling approximately $5.5 million.

The following table summarizes revenue allowance activity for the three and six months ended June 30, 2007 (in thousands):

	Contract Sales Discounts (1)	Product Returns (2)	Cash Discounts	Total
Balance at December 31, 2006	$(1,318)	$(894)	$(116)	$(2,328)

Revenue allowances:
Current period	(1,516)	(575)	(287)	(2,378)
Payments and credits	808	—	265	1,073

Balance at March 31, 2007	$(2,026)	$(1,469)	$(138)	$(3,633)

Revenue allowances:
Current period	(2,373)	(752)	(376)	(3,501)
Payments and credits	1,337	—	339	1,676

Balance at June 30, 2007	$(3,062)	$(2,221)	$(175)	$(5,458)

(1)	Includes certain customary launch related discounts, managed care rebates, Medicaid rebates, chargebacks and distributor discounts
(2)	Reserve for return of expired products

Changes in actual experience or changes in other qualitative factors could cause our gross-to-net sales adjustments to fluctuate, particularly with our newly launched products. We review the rates and amounts in our gross-to-net sales adjustments each reporting period. For example, to date, we have received no product returns related to product expiration. We will continue to monitor channel inventory levels, and evaluate the returns received in future periods. If conditions or other circumstances change we may take actions to revise our estimate of product returns in future periods. We estimate returns reserve as a percentage of product sales. If we increase or decrease that returns reserve by 1% in the current quarter the cumulative financial statement impact in that quarter would have been $0.6 million. If future estimated rates and amounts are significantly greater than those reflected in our recorded reserves, the resulting adjustments to those reserves would decrease our reported net revenues. Conversely, if actual returns, rebates and chargebacks are significantly less than those reflected in our recorded reserves, the resulting adjustments to those accruals or reserves would increase our reported net revenue. If we changed our assumptions and estimates, our gross-to-net sales adjustments would change, which would impact the net revenues we report. To date, such adjustments have not been material.

Clinical Trial Accruals

We record accruals for estimated clinical study costs. Most of our clinical studies are performed by third-party CROs. These costs are a significant component of external R&D expenses. We accrue costs for clinical studies performed by CROs based on our estimates of work performed during the period, and adjust our estimates, if required after the period, based upon our on-going review of the actual level of activities and costs incurred by the CRO. In many cases, we are also required to estimate the liability associated with any subcontractors that the CRO may have working on our behalf. In the case of large pivotal trials, the subcontractors and activities are typically operating globally, in many countries and in many sites. Accordingly, there is a significant degree of estimation involved in quantifying the accrual for these liabilities, as the complexity and magnitude of the activities and expenses can be significant and detailed study components frequently change during the studies, especially for large pivotal trials.

Stock Based Compensation

Our stock compensation plans permit the granting of restricted stock and/or RSUs. Some of the RSUs provide for immediate acceleration of vesting in the event that we achieve a certain product revenue target over four consecutive quarters. As of June 30, 2007, we have estimated that there is a probable likelihood of reaching this revenue target by September 30, 2007. The remaining unrecognized compensation costs related to these specific nonvested RSUs of $0.9 million will be recognized ratably through September 30, 2007. During the three and six months ended June 30, 2007, we have recorded $0.6 million and $1.2 million, respectively, of accelerated compensation expense related to the performance-based component of the award.

Legal Contingencies

As discussed in Note 7, “Litigation,” in the Notes to Condensed Consolidated Financial Statements, we have been involved in certain legal proceedings that are now settled, and we are participating in dispute resolutions with an insurer relating to the settlement of a securities class action lawsuit. We assessed the likelihood of any adverse judgments or outcomes to these legal matters as well as potential ranges of reasonably possible losses. As of the balance sheet date at June 30, 2007, we have not recorded an associated liability since the payment of contingent liability is neither probable nor estimable. We have disclosed a range representing a reasonably possible cost of current resolution of the matters under the alternative dispute resolution which is not to exceed $2.25 million, and may be a lesser amount or zero. The nature of these matters is highly uncertain and subject to change. As a result, the amount of our liability for certain of these matters could exceed our current estimates, depending on the final outcome of these matters. An outcome of such matters different than previously estimated could have a material effect on our financial condition or our results of operations.

Restructuring Charges

As defined in FAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146), we record costs and liabilities associated with exit and disposal activities, at fair value in the period the liability is incurred. Restructuring charges consist of charges related to employee severance and benefits, contract termination fees and other restructuring related charges. Charges related to employee severance and benefits are determined based on the estimated severance and fringe benefit charge for identified employees. Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities recorded. We will reassess restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities and we will record new restructuring accruals as liabilities are incurred.

The following table summarizes the accrual balance and utilization by cost type for the restructuring (in thousands):

	Employee Severance and Benefits	Contract Termination Fees	Other Restructuring Costs	Total
Restructuring charges accrued	$4,291	$804	$272	$5,367
Cash payments	(2,257)	(804)	(205)	(3,266)
Adjustments	—	—	—	—

Balance as of June 30, 2007	$2,034	$—	$67	$2,101

Results of Operations

Revenues

Revenues and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
Product sales, net	$15.3	$1.2	1175%	$27.3	$1.2	2175%
Collaborative research	10.1	4.9	106%	13.4	9.3	44%
Co-promotion	—	0.8	*	—	1.4	*

Total revenues	$25.4	$6.9	268%	$40.7	$11.9	242%

*	Calculation not meaningful

Product sales, net were $15.3 and $27.3 million in the three and six months ended June 30, 2007, respectively, compared to product sales of $1.2 million for each of the same periods in the prior year. Product sales relate to our sales of Ranexa which was launched in March 2006. The lower product sales in 2006 was due in part to the deferral of recognition of net product sales of $5.0 million from the quarter ended March 31, 2006 relating to customary product launch return privileges on product sales to wholesalers extended during the first quarter of 2006. We continued to defer recognition of first quarter 2006 Ranexa product sales until the third quarter of 2006 when the product launch return privileges expired.

The increase in collaborative research revenues was primarily due to a $7.0 million milestone payment we received from Astellas as a result of our submission of a new drug application to the FDA for regadenoson. This was offset partially by a decrease in the amount of reimburseable development costs incurred in connection with the completion of our Phase 3 clinical trials. In December 2006, we announced that the second of two Phase 3 clinical studies of regadenoson met its primary endpoint. A prior identically designed Phase 3 study, completed in 2005, also met its primary endpoint. In May 2007, we submitted a new drug application for regadenoson to the FDA.

In the three and six months ended June 30, 2006, we received co-promotion revenue of $0.8 million and $1.4 million, respectively, from sales of ACEON®, which we co-promoted with our collaborative partner, Solvay Pharmaceuticals. In October 2006, we signed a letter agreement with Solvay Pharmaceuticals that, among other things, terminated our co-promotion agreement with Solvay Pharmaceuticals relating to ACEON®, effective as of November 1, 2006, and we ceased all commercial activities relating to ACEON®.

Cost of Sales

Cost of sales and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
Cost of sales	$2.4	$0.4	500%	$3.9	$0.4	875%

Cost of sales includes the cost of product (the cost to manufacture Ranexa, which includes material, labor and overhead costs) as well as costs of logistics and distribution of the product and a royalty owed to Roche Palo Alto LLC (formerly Syntex (U.S.A) Inc.) (Roche), based on net product revenue (as defined in our license agreement with Roche). Until receiving FDA marketing approval of Ranexa in January 2006, all costs associated with the manufacturing of Ranexa were included in R&D expenses when incurred. Consequently, the cost of manufacturing Ranexa reflected in our total costs and expenses in 2006, and for some period thereafter, will not reflect the full cost of production because a portion of the raw materials, labor and overhead costs incurred to produce the product sold were previously expensed. For these reasons, we anticipate that our margin on sales of Ranexa will continue to fluctuate from quarter to quarter during 2007 and for some period thereafter. Inventory that was previously expensed was $9.6 million as of June 30, 2007.

In addition to the variable costs referenced above, there are also fixed costs, which include the amortization of product rights of Ranexa. Fixed cost of sales as a percentage of net product revenue are expected to decline as revenues increase (and increase as revenues decrease) due to the changing impact of the fixed cost elements of cost of sales as a percentage of revenues. Cost of sales in the three and six months ended June 30, 2007 also included stock-based compensation expense related to accelerated vesting of employee stock options associated with our restructuring plan and validation costs associated with a second-source supplier.

Research and Development Expenses

R&D expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
Research and development expenses	$28.8	$33.2	(13)%	$56.0	$64.7	(13)%

The decrease in R&D expenses in the three and six months ended June 30, 2007 compared to the same periods for June 30, 2006 was primarily due to lower outside contract service expenses for our clinical trial expenses related to the completion of the MERLIN TIMI-36 study of Ranexa and lower expenses for our Phase 3 regadenoson studies. The decrease was partially offset by stock-based compensation expense related to accelerated vesting of employee stock options and the voluntary forfeiture of certain stock appreciation rights in connection with our restructuring activities.

We expect our R&D expenses to decrease in the next two quarters compared to the first half of 2007 due to the completion of the MERLIN TIMI-36 clinical study and the second regadenoson Phase 3 study and the planned reduction in R&D expenditures associated with the restructuring that occurred during the second quarter of 2007. However, in the second half of 2007, we still expect to incur substantial R&D expenses associated with the submission and prosecution of regulatory approval applications in the United States for both Ranexa and regadenoson, as well as in connection with ongoing prosecution of the approval application for ranolazine already submitted to European regulatory authorities. Those projects still represent approximately 50% of our total R&D budget for 2007. We also expect to have ongoing R&D expenses in the future associated with maintaining our current regulatory approval of Ranexa.

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Ranexa	$12.1	$17.9	$25.7	$34.1
Regadenoson	5.3	6.6	10.4	13.3
Other projects	11.4	8.7	19.9	17.3

Research and development	$28.8	$33.2	$56.0	$64.7

Selling, General and Administrative Expense

Selling, general and administrative expenses (SG&A) and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
Selling, general and administrative expenses	$46.5	$46.9	(1)%	$89.0	$91.6	(3)%

The decrease in SG&A expenses in the three and six months ended June 30, 2007 compared to the same periods for June 30, 2006 was primarily due to lower external marketing expenses relating to ACEON® , which we no longer co-promote, offset by stock-based compensation expense related to accelerated vesting of employee stock options and the voluntary forfeiture of certain stock appreciation rights in connection with our restructuring activities.

We expect our SG&A expenses to decrease in the next two quarters compared to the first half of 2007 as the result of significant reorganization of the company’s field sales organization.

Restructuring Charges

Restructuring charges and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
Restructuring charges	$5.4	$—	*	$5.4	$—	*

*	Calculation not meaningful

In May 2007, we initiated a restructuring plan to lower annual operating expenses through significant optimization of our field sales organization, enhanced focus of R&D activities and reductions in SG&A spending. The restructuring plan included the elimination of 138 positions, of which 85 were part of the field sales organization and 53 were part of Palo Alto headquarters. As part of the restructuring, we incurred charges related to contract termination and other restructuring related charges such as professional fees. For the three months ended June 30, 2007, we recorded an expense of $5.4 million related to these restructuring activities. There were no comparable expense for the three or six months ended June 30, 2006.

We do not expect to incur significant additional charges in the future under this restructuring.

Interest and Other Income, Net

Interest and other income, net and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
Interest and other income, net	$3.2	$3.7	(14)%	$7.3	$7.5	(3)%

The decrease in interest and other income, net in the three and six months ended June 30, 2007 compared to the same periods in June 30, 2006 was primarily due to lower bond premium amortization and lower interest income due to lower investment balances.

We expect interest and other income, net to fluctuate in the future with changes in average investment balances and market interest rates.

Interest Expense

Interest expense and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
Interest expense	$3.2	$3.2	0%	$6.3	$6.3	0%

Interest expense in the three and six months ended June 30, 2007 compared to the same periods in 2006 was flat due to constant average convertible subordinated note balances.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FAS 109, “Accounting for Income Taxes” (FAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. The interpretation applies to all tax positions accounted for in accordance with FAS 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 on January 1, 2007 did not have a material impact on our financial results.

We file income tax returns in the U.S. federal jurisdiction and various states jurisdictions. To date we have not been audited by the IRS or any state jurisdictions.

We have generated net losses since inception and as a result have not owed payments to the IRS for taxes. As of December 31, 2006, our total deferred tax assets were $450.3 million which has been fully offset by a valuation allowance. For the three and six months ended June 30, 2007 we did not recognize any interest and penalties in the statement of operations and there were no accrued interest and penalties recognized in the statement of financial position. Our policy will be to recognize interest accrued related to unrecognized tax benefits in tax expenses once we have an associated tax liability. There have been no material changes in our unrecognized tax benefit during the three and six months ended June 30, 2007.

Liquidity and Capital Resources

	As of
(in millions)	June 30, 2007	December 31, 2006
Cash, cash equivalents and marketable securities	$216.5	$325.2

	Six months ended June 30,
	2007	2006
Cash flows:
Net cash used in operating activities	$(114.9)	$(163.8)
Net cash provided by investing activities	$110.9	$115.0
Net cash provided by financing activities	$7.1	$29.4

We have financed our operations since inception primarily through public offerings and private placements of debt and equity securities and payments under corporate collaborations.

As of June 30, 2007, we had cash, cash equivalents and marketable securities of $216.5 million, compared to $325.2 million at December 31, 2006. We expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercial activities for at least 12 months. Our estimates of future capital use are uncertain, and changes in our commercialization plans, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. In May 2007, we initiated a restructuring plan to lower annual operating expenses. We estimate that operating expenses for the second half of 2007 (the third and fourth calendar quarters), not including cost of sales, to be between $105.0 million and $110.0 million. We do not expect to generate sufficient revenues through our marketing and sales of Ranexa in the near term to achieve profitability or to fully fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. Thus we will likely require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships or licensing arrangements in order to continue our research, development and commercialization activities. Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may among other things have to delay, scale back or eliminate some or all of our R&D programs and/or commercialization activities.

In April 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd. (Azimuth), which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 36 months. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. In 2006, Azimuth purchased an aggregate 2,744,118 shares for gross proceeds of approximately $39.8 million under the purchase agreement. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 6,266,286 shares remaining for sale under the purchase agreement were sold at the $13.21 closing price of our common stock on June 29, 2007, the additional aggregate net proceeds, assuming the largest possible discount, that we could receive under the purchase agreement with Azimuth would be approximately $77.8 million.

Net cash used in operating activities was $114.9 million for the six months ended June 30, 2007, and resulted primarily from our net loss and changes in accrued and other liabilities primarily related to payments to our clinical trial vendors related to the MERLIN TIMI-36 clinical study and year-end payouts for certain compensation-related accruals and accounts payable, cash used in inventory production, and accounts receivable. These were offset in part by changes in non-cash expenses primarily related to stock-based compensation, which was largely related to the accelerated option vesting and the voluntary SAR cancellation that occurred in the second quarter of 2007 and depreciation. Net cash used in operating activities was $163.8 million for the six months ended June 30, 2006, and resulted primarily from our net loss and changes in accrued and other liabilities primarily related to payments to our clinical trial vendors related to the MERLIN TIMI-36 clinical study and year-end payouts for certain compensation-related accruals, changes in other assets primarily related to the PTC collaboration and Ranexa product rights, cash used in accounts receivable and inventory production adjusted for non-cash expenses primarily related to stock-based compensation and depreciation and changes in deferred revenue.

Net cash provided by investing activities of $110.9 million in the six months ended June 30, 2007 consisted primarily of maturities and sales of marketable securities of $116.4 million offset by purchases of securities available for sale of $4.0 million and capital expenditures of $1.6 million. Net cash provided by investing activities of $115.0 million in the six months ended June 30, 2006 consisted primarily of maturities and sales of marketable securities of $125.2 million, offset by capital expenditures of $6.2 million and an investment in a convertible note receivable issued by a collaboration partner of $4.0 million.

Net cash provided by financing activities of $7.1 million in the six months ended June 30, 2007 was related to changes in the restricted cash balance associated with an interest payment on our debt and net proceeds from stock issued through our ESPP and exercises of employee stock options. Net cash provided by financing activities of $29.4 million in the six months ended June 30, 2006 was primarily due to net proceeds of approximately $19.8 million from the sale of 1,080,828 shares of common stock to Azimuth and changes in restricted cash of $5.8 million and net proceeds from stock issued through our ESPP and exercises of employee stock options.

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

Contractual Obligations and Significant Commercial Commitments

The following summarizes our contractual obligations and the periods in which payments are due as of June 30, 2007 (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Convertible notes (1) (2)	$5.5	$11.0	$11.0	$109.0	$9.0	$311.3	$456.8
Manufacturing obligations (3)	4.8	2.4	1.1	—	—	—	8.3
Operating leases (4)	6.1	13.3	13.6	15.1	15.4	22.6	86.1

	$16.4	$26.7	$25.7	$124.1	$24.4	$333.9	$551.2

(1)	“Convertible notes” consist of principal and interest payments on our 2.0% senior subordinated convertible debentures due 2023, our 2.75% senior subordinated convertible notes due 2012 and our 3.25% senior subordinated convertible notes due 2013.
(2)	The holders of our 2.0% senior subordinated convertible debentures due 2023, at their option, may require us to purchase all or a portion of their debentures on May 16, 2010, May 16, 2013 and May 16, 2018, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. The principal for these debentures is shown in the “2010” column.
(3)	“Manufacturing obligations” include significant non-cancelable orders and minimum commitments under our agreements related to the manufacturing of Ranexa.
(4)	“Operating leases” consists of minimum lease payments related to real estate leases for our facilities covering 186,000 square feet. These leases expire between February 2008 and April 2016. One of the leases is secured by a $6.0 million irrevocable letter of credit.

The table above excludes any commitments that are contingent upon future events.

We have a commitment related to our license agreement with Roche for Ranexa. Under our license agreement, as amended, relating to ranolazine, we owe the following future potential milestone payments to Roche relating to Ranexa: (i) within 30 days of the second approval of a new drug application or equivalent for Ranexa in one of the remaining major market countries (which are France, Germany, Italy, and the United Kingdom), we will owe a payment of $9.0 million to Roche; (ii) within 30 days of the approval of a new drug application or equivalent for Ranexa in Japan, we will owe a payment of $3.0 million to Roche; and (iii) within 30 days of the approval of the first supplemental new drug application for an indication other than a cardiovascular indication, as defined in the agreement, in a major market country or Japan, we will owe a payment of $5.0 million to Roche. We are also obligated to make royalty payments to Roche on worldwide net product sales of any licensed products, including any net product sales in Asia.

Under our license and settlement agreement with another vendor, we are obligated to pay this vendor $4 per kilogram on bulk ranolazine manufactured until the total amount paid (including a previously paid $5.0 million milestone) reaches $12.0 million.

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

Risks and Uncertainties Related to Our Future Capital Requirements

As of June 30, 2007, we had cash, cash equivalents and marketable securities of $216.5 million, compared to $325.2 million at December 31, 2006. We expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercial activities for at least 12 months. Our estimates of future capital use are uncertain, and changes in our commercialization plans, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. In May 2007, we initiated a restructuring plan to lower annual operating expenses. We estimate that operating expenses for the second half of 2007 (the third and fourth calendar quarters), not including cost of sales, to be between $105.0 million and $110.0 million. We do not expect to generate sufficient revenues through our marketing and sales of Ranexa in the near term to achieve profitability or to fully fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. Thus we will likely require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships or licensing arrangements in order to continue our research, development and commercialization activities. Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may among other things have to delay, scale back or eliminate some or all of our R&D programs and/or commercialization activities.

Additional financing may not be available on acceptable terms or at all. In April 2006, we entered into a common stock purchase agreement with Azimuth which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount as provided under the purchase agreement. In 2006, Azimuth purchased an aggregate 2,744,118 shares for gross proceeds of approximately $39.8 million under the purchase agreement. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 6,266,286 shares remaining for sale under the purchase agreement were sold at the $13.21 closing price of our common stock on June 29, 2007, the additional aggregate net proceeds, assuming the largest possible discount, that we could receive under the purchase agreement with Azimuth would be approximately $77.8 million.

We have experienced significant operating losses since our inception in 1990, including net losses of $112.7 million for the six months ended June 30, 2007, $274.3 million in 2006, $228.0 million in 2005 and $155.1 million in 2004. As of June 30, 2007, we had an accumulated deficit of $1,199.5 million. The process of developing and commercializing our products requires significant R&D work, including preclinical testing and clinical trials, as well as regulatory submissions and approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. To date, the revenues we have recognized relating to our only approved product, Ranexa, have been limited, and have not been sufficient for us to achieve profitability or fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. The revenues that we expect to recognize for the foreseeable future relating to Ranexa will not be sufficient for us to achieve or sustain profitability or maintain operations at our current levels or at all.

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

Other Information

In June 2007, in accordance with Nasdaq Marketplace Rule 4350, we granted 23 non-executive employees inducement stock options covering an aggregate of 137,300 shares of common stock under our 2004 Employment Commencement Incentive Plan. These inducement stock options are classified as non-qualified stock options with an exercise price equal to the fair market value on the grant date. The options have a ten-year term and vest over four years as follows: 20% of these options will vest on the date one year from the optionee’s hire date, 20% of the options will vest in monthly increments during each of the second and third years, and 40% of the options will vest in monthly increments during the fourth year (in all cases subject to the terms and conditions of our 2004 Employment Commencement Incentive Plan).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not use derivative financial instruments. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer except for U.S. government securities. We are averse to principal loss and strive to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and marketable securities as “fixed-rate” if the rate of return on such instruments remains fixed over their term. These “fixed-rate” investments include U.S. government securities, commercial paper, asset backed securities, corporate bonds, and foreign bonds. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates. We classify our cash equivalents and marketable securities as “variable-rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. As of June 30, 2007, there were no material changes in these market risks since December 31, 2006.

Our long-term debt at June 30, 2007 includes $100.0 million of our 2.0% senior subordinated convertible debentures due May 2023, $150.0 million of our 2.75% senior subordinated convertible notes due May 2012, and $149.5 million of our 3.25% senior subordinated convertible notes due August 2013. Interest on the 2.0% senior subordinated convertible debentures is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 2.75% senior subordinated convertible notes is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 3.25% senior subordinated convertible notes due 2013 is fixed and payable semi-annually on February 16 and August 16 each year. All the notes and debentures are convertible into shares of our common stock at any time prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events.

The table below presents the amounts and related average interest rates of our investment portfolio and our long-term debt as of June 30, 2007:

	Average Interest Rate	Estimated Market Value
($ in thousands)
Cash equivalents:
Fixed rate	5.34%	$52,449
Variable rate	3.79%	27,483
Marketable securities portfolio:
Fixed rate (mature in 2007)	4.41%	52,473
Variable rate (mature in 2007)	5.39%	2,000
Fixed rate (mature in 2008)	4.85%	60,481
Variable rate (mature in 2008)	5.35%	2,000
Fixed rate (mature in 2009)	4.93%	18,947
Long-term debt:
Senior subordinated convertible debentures due 2023	2.00%	83,920
Senior subordinated convertible notes due 2012	2.75%	96,840
Senior subordinated convertible notes due 2013	3.25%	87,450

Foreign Currency Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our European subsidiary in the United Kingdom. At the end of each reporting period, expenses of the subsidiary are remeasured into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are remeasured into U.S. dollars using either historical rates or the exchange rate in effect at the end of the period. Additionally, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies. In particular, we have foreign expenses associated with our clinical studies, such as the MERLIN-TIMI 36 clinical trial of Ranexa. We currently do not hedge against this foreign currency risk. Fluctuations in exchange rates may impact our financial condition and results of operations. For the three and six months ended June 30, 2007, we incurred $4.3 million and $7.9 million, respectively, of non-U.S. dollar expenses. For the three and six months ended June 30, 2006, we incurred $5.7 million and $9.0 million of non-U.S. dollar expenses, respectively. As reported in U.S. dollars, our foreign currency losses for the three and six months ended June 30, 2007 were approximately $0.1 million. Foreign currency losses for the three and six months ended June 30, 2006 was $0.1 million and $0.2 million, respectively.

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

Certain of our officers and directors were named as defendants in a derivative lawsuit filed in August 2003 in California Superior Court, Santa Clara County, captioned Kangos v. Lange, et al., which named CV Therapeutics, Inc. as a nominal defendant. The plaintiff in this action was a stockholder who sought to bring derivative claims on our behalf against the defendants. In November 2006, we reached a preliminary agreement to settle this action. Under the terms of the agreement, we agreed to implement certain non-material corporate governance changes, and our insurers paid the court-approved fees of plaintiff’s counsel. The defendants received a complete release of all claims and expressly denied any wrongdoing. Final court approval for the settlement was obtained in April 2007, and the appeals period has expired.

Separately, we are participating in dispute resolution proceedings with an insurer over whether or not we will reimburse that insurer for a portion of the insurer’s contribution to the settlement of a previous securities class action lawsuit involving us and certain of our officers and directors. The amount of our reimbursement will not exceed $2.25 million, and may be a lesser amount or zero.

Item 1A.	Risk Factors

Risk Factors Relating to Our Business

We expect to continue to operate at a loss, we may not be able to maintain our current levels of research, development and commercialization activities, and we may never achieve profitability.

We have experienced significant operating losses since our inception in 1990, including net losses of $112.7 million for the six month period ended June 30, 2007, $274.3 million in 2006, $228.0 million in 2005 and $155.1 million in 2004. As of June 30, 2007, we had an accumulated deficit of $1,199.5 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. To date, the product revenues we have recognized, including those relating to our lead product Ranexa, have been limited, and have not been sufficient for us to achieve profitability or fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. The revenues that we expect to recognize for the foreseeable future relating to Ranexa may not be sufficient for us to achieve or sustain profitability or maintain operations at our current levels or at all.

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

We will need substantial additional capital in the future. If we are unable to secure additional financing, we may be unable to continue to commercialize our products or continue our research and development activities or continue any of our other operations at current levels, or we may need to limit, scale back or cease our operations.

As of June 30, 2007, we had cash, cash equivalents and marketable securities of $216.5 million, compared to $325.2 million at December 31, 2006. We expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercialization activities for at least 12 months. However, our estimates of future capital use are uncertain, and changes in our commercialization plans, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. We currently estimate total costs and expenses for the third and fourth calendar quarters of 2007, not including cost of sales, to be between $105.0 million and $110.0 million.

In May 2007, we initiated a restructuring plan to lower annual operating expenses, through significant optimization of our field sales organization, enhanced focus of R&D activities and reductions in selling, general and administrative spending. The restructuring plan included the elimination of 138 positions, of which 85 were part of the field sales organization and 53 were part of Palo Alto headquarters. In 2007, we still expect to incur substantial R&D expenses associated with close-out of the now-completed MERLIN TIMI-36 clinical study and with the planned submission and prosecution of new drug applications in the United States for both Ranexa and regadenoson, as well as in connection with ongoing prosecution of the marketing approval application for ranolazine submitted to European regulatory authorities in late 2006. Those projects still represent approximately 50% of our total R&D budget for 2007.

In May 2007, we announced a restructuring plan and reductions in operating expenses that are intended to conserve our net operating cash, assuming that we achieve the operating expense reductions we estimated, and assuming that prescriptions for our only approved product, Ranexa, continue to grow during such period at the rate of prescription growth that occurred prior to the publication of the MERLIN TIMI-36 clinical study results in April 2007, and assuming that our new drug application for regadenoson is approved by the FDA for product marketing in 2008 and that Astellas launches the product and we receive modest royalties under our licensing and collaboration arrangement with Astellas. However, actual circumstances may vary from any of those assumptions, and changing circumstances may cause us to consume capital significantly faster than we currently anticipate.

Even with the reductions in operating expenses announced in May 2007, we do not expect to generate sufficient revenues through our marketing and sales of Ranexa in the near term to achieve profitability or to fully fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. Thus we will likely require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships and/or licensing arrangements in order to continue our research, development and commercialization activities.

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

•

our ability to establish and maintain strategic collaborative partnerships, such as our arrangement with Astellas relating to regadenoson (including Astellas’s level of promotional activity and their degree of success, if any, in gaining market acceptance for regadenoson, if approved, and in convincing physicians to switch from its current pharmacologic stress agent for use in myocardial perfusion imaging studies, Adenoscan® (adenosine injection) or other agents to regadenoson);

•	competing technological and market developments;

•	the costs involved in filing, prosecuting, maintaining and enforcing patents; and

•	progress in our research and development programs.

Additional financing may not be available on acceptable terms or at all. In April 2006, we entered into a common stock purchase agreement with Azimuth which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 36 months, and in 2006 Azimuth purchased an aggregate 2,744,118 shares for proceeds, net of issuance costs, of approximately $39.8 million under the purchase agreement. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 6,266,286 shares remaining for sale under the purchase agreement were sold at the $13.21 closing price of our common stock on June 29, 2007, the additional aggregate net proceeds, assuming the largest possible discount, that we could receive under the purchase agreement with Azimuth would be approximately $77.8 million.

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

We launched Ranexa in the United States market in March 2006 and recognized revenues from sales of Ranexa for the first time in the quarter ended June 30, 2006. Ranexa is currently our only commercial product, and we expect that Ranexa will account for all of our product sales at least for the next several years, unless we obtain rights to other approved products. In order for us to successfully commercialize Ranexa, our sales of Ranexa must increase significantly from current levels. We continue to spend significant amounts of capital in connection with the commercialization of Ranexa, and we continue to invest significant amounts of capital in the development of Ranexa, especially through our planned submission to the FDA of a new drug application in the United States for Ranexa in the fall of 2007, as well as ongoing prosecution of the marketing approval application for ranolazine submitted to European regulatory authorities in late 2006.

Our continued substantial investments in Ranexa are based in part on market forecasts, which are inherently uncertain. Market forecasts are particularly uncertain in the case of Ranexa because Ranexa is a new product with a novel mechanism of action and is the first new drug therapy for chronic angina in the United States in over twenty years. In addition, we announced significant operating expense reductions in May 2007, which included significant reductions in the field sales organization and headquarters sales and marketing personnel and significant reductions in sales and marketing program expenditures. We significantly reduced the number of sales territories (from approximately 250 to approximately 145), which has resulted in less overall coverage for our sales territories in the aggregate as well as larger territories for many sales personnel. If we fail to significantly increase our level of Ranexa sales, our ability to generate product revenues, our ability to raise additional capital, and our ability to maintain our current levels of research, development and commercialization activities will all be materially impaired, and the price of our common stock will decline. As a result, the success of our company is largely dependent on the success of Ranexa.

Our success in commercializing Ranexa in key territories such as the United States or Europe may depend on our ability to enter into one or more strategic arrangements relating to the product. For example, we believe that the product may have potential in the general practitioner market in the United States if, for example, the FDA approves Ranexa as first-line therapy for patients suffering from chronic angina as contemplated under our special protocol assessment agreement with the FDA relating to the MERLIN TIMI-36 clinical study. However, we do not presently have the resources to market and promote in that broad market, and the revenues we expect to recognize for the foreseeable future from Ranexa may not be sufficient for us to reach that broader market on our own. With regards to the potential European market for ranolazine, in late 2006 we submitted a marketing approval application for ranolazine to the European regulatory authorities. We have only very limited personnel in Europe and at the present time we do not have the resources to commercialize the product in Europe on our own. In addition, the cost of goods for ranolazine (which includes a royalty we owe to Roche on sales of the product) may make it challenging or prohibitive to profitably commercialize the product in one or more key countries in Europe, even if it is approved by European regulatory authorities, in light of various national price control arrangements. The negotiation, consummation and implementation of strategic arrangements relating to pharmaceutical products are complex and time-consuming, and assuming that we seek strategic arrangements relating to the product in key territories, we may not be able to reach mutually acceptable terms, which may delay or prevent us from achieving or maximizing successful commercialization of the product in one or more key territories.

While we have negotiated a special protocol assessment agreement with the FDA relating to the MERLIN TIMI-36 clinical study of Ranexa, this agreement does not guarantee any particular regulatory outcome from regulatory review of the study or the product, including any changes to product labeling or approvals.

Our MERLIN TIMI-36 clinical trial was a large clinical study of Ranexa which enrolled approximately 6,500 patients. We obtained and announced initial data and results from the trial in March 2007, which showed that the study did not meet the primary efficacy endpoint relating to treatment of acute coronary syndromes (ACS), a potential new indication, despite an overall trend favoring Ranexa for in the composite primary endpoint of cardiovascular death, myocardial infarction and recurrent ischemia. These results also showed that Ranexa did not have a significant effect on the rate of cardiovascular death or myocardial infarction, individually or as a composite, but the cumulative incidence of recurrent ischemia was significantly lower in patients receiving Ranexa, compared to patients receiving placebo. The initial data and results obtained in March 2007 also showed no adverse trend in death or arrhythmias in patients receiving Ranexa. The primary results from the MERLIN TIMI-36 clinical study were published in the scientific literature in April 2007. Analysis of additional data and results from the MERLIN TIMI-36 study is ongoing.

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

Also under our special protocol assessment agreement with the FDA relating to the MERLIN TIMI-36 clinical study, the

FDA agreed that this study could support potential approval of Ranexa as first-line therapy for patients suffering from chronic angina if treatment with Ranexa is not associated with an adverse trend in death and arrhythmia compared to placebo, even if statistical significance for the primary efficacy endpoint in the study is not achieved. We believe the MERLIN TIMI-36 data and results could support expansion of the existing Ranexa approved indication to include first-line treatment of angina, in accordance with our special protocol assessment agreement with the FDA. We intend to file a supplemental new drug application with the FDA in the fall of 2007 seeking to modify the existing product labeling to expand the product indication to include first-line angina treatment and to reduce cautionary language. However, the term “no adverse trend in death and arrhythmia” is not defined in the special protocol assessment agreement, and the FDA will interpret this aspect of the special protocol assessment agreement in the context of the data and results from the MERLIN TIMI-36 study, after we submit those data and results to the FDA for review in the planned supplemental new drug application. When we submit the planned supplemental new drug application to the FDA, assuming that the FDA decides to accept the submission for review, we expect that the FDA will review all the safety data and results from the study (including those relating to death and arrhythmia), and will exercise its broad regulatory discretion in interpreting these data and results and the terms of the special protocol assessment agreement, in determining whether the data and results demonstrate that Ranexa is not associated with an adverse trend in death and arrhythmia, and in determining whether to approve the product for first-line therapy for chronic angina patients, whether to reduce cautionary language in the product labeling, and what other labeling changes to allow, if any. Regulatory authorities approve product labeling with reference to the data that form the basis of the product approval, and as a result the scope of approved labeling is generally impacted by the available data. As a result of these various factors, uncertainty remains as to whether the MERLIN TIMI-36 study will support a potential approval of Ranexa as first-line therapy for patients suffering from chronic angina and what labeling changes, if any, will result. Even if the FDA approves the supplemental new drug application that we plan to submit in the fall of 2007, we would not have FDA-approved modified labeling that we can use for promotional purposes until mid-2008 (assuming that the FDA accepts the planned supplemental new drug application for review and provides its approval at the end of one standard review cycle).

The special protocol assessment agreement also requires that we successfully complete a clinical evaluation of higher doses of Ranexa before any potential approval of Ranexa as first-line therapy for patients suffering from chronic angina. We have completed a clinical evaluation of higher doses of Ranexa, and we believe that the data and results from this separate study will satisfy this additional special protocol assessment requirement. These data and results will be submitted to the FDA for review in the planned supplemental new drug application, and thus we do not know if the FDA will agree that this aspect of the special protocol assessment agreement has been satisfied.

Also in connection with our special protocol assessment agreement relating to the MERLIN TIMI-36 clinical study, we expect that the FDA will review our compliance with the study protocol. In addition, we expect that the FDA will conduct inspections of some of the approximately 450 MERLIN TIMI-36 clinical sites, most of which are located in 16 foreign countries. We do not know whether the clinical sites will pass such FDA inspections, and negative inspection results or regulatory questions arising from such inspections (for example, relating to data from clinical sites), could significantly delay or prevent any potential regulatory approval or expansion of the product labeling for Ranexa.

In general, we do not know how the FDA will interpret the commitments under our special protocol assessment agreement relating to the MERLIN TIMI-36 clinical study (or the related clinical evaluation of higher doses of Ranexa) as these commitments relate to the potential for first-line use in chronic angina, how the FDA will interpret any of these data and results, or whether Ranexa will receive any additional regulatory approvals or any expanded or otherwise improved product labeling as a result of these clinical studies or this special protocol assessment agreement. Depending on the results of the FDA’s decisions regarding whether to accept for review, and whether or not to approve, our planned supplemental new drug application including data and results from the MERLIN TIMI-36 clinical study, as well as the FDA’s decisions with respect to labeling modifications we plan to propose seeking to expand the product indication to include first-line angina treatment and reduce cautionary language, our ability to generate product revenues, raise additional capital, and maintain our current levels of research, development and commercialization activities could be materially negatively affected. If the FDA does not approve the planned supplemental new drug application, our continued ability to commercialize Ranexa could be seriously impaired or stopped altogether.

Ranexa may not achieve market acceptance or generate revenues.

Ranexa is currently our only approved product. If Ranexa fails to achieve broader market acceptance than to date, our product sales and our ability to maintain our current levels of research, development and commercialization activities, as well as our ability to become profitable in the future, will be adversely affected. Many factors may affect the rate and level of market acceptance of Ranexa in the United States, including:

•	our product marketing, promotion, distribution sales and pricing strategies and programs;

•	our ability to provide acceptable evidence of the product’s safety, efficacy, cost-effectiveness and convenience compared to that of competing products or therapies;

•

new data or adverse event information relating to the product or any similar products and any resulting regulatory actions resulting therefrom, especially our MERLIN TIMI-36 clinical trial of Ranexa, including the FDA’s actions relating to the supplemental new drug application that we intend to file with the FDA including data and results from the MERLIN TIMI-36 clinical study;

•	product labeling;

•	the extent to which physicians do or do not prescribe a product to the full extent encompassed by product labeling or prescribe a product inconsistently with product labeling;

•	regulatory constraints on, or delays in the review of, our product promotional materials and programs;

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

For example, we believe that the approved product labeling for Ranexa has had and will continue to have a direct impact on our marketing, promotional and sales programs for this product, and has adversely affected market acceptance of this product. For example, the current approved product labeling for Ranexa contains contraindications and warnings regarding a potential safety risk of QT prolongation and a type of fatal arrhythmia, among other potential risks. In addition, the current indication statement in the labeling states that because Ranexa prolongs the QT interval in a dose-dependent manner, the product should be reserved for use in chronic angina patients who have not achieved an adequate response with other antianginal drugs, and should be used in combination with other common antianginal treatments, specifically amlodipine, beta-blockers or nitrates. Based on the MERLIN TIMI-36 clinical study results, we intend to file a supplemental new drug application with the FDA in the fall of 2007 seeking to modify the existing product labeling to expand the indication to include first-line angina treatment and reduce cautionary language. However, we do not know if the FDA will accept for review, or will approve, this planned supplemental new drug application. Even if the FDA does approve the supplemental new drug application that we plan to submit in the fall of 2007, we will not have FDA-approved modified labeling that we can use for promotional purposes until mid-2008 (assuming that the FDA accepts the planned supplemental new drug application for review and provides its approval at the end of one standard review cycle). Ranexa is currently approved for only a portion of the overall angina patient population in the United States, and any approval of Ranexa for broader use with angina patients will require FDA review and approval.

In addition, we believe that physician prescribing patterns are substantially affected by the experience of patients for whom they prescribe a product, particularly a new product such as Ranexa. If physicians in the United States react negatively to the product because of how they perceive the approved product labeling or if patients for whom they prescribe Ranexa do poorly on the drug, physicians may decide that the relative benefit and risk of the product do not favor wider usage or any usage at all, and may reserve the use of the product for only a small group of patients or not use the product at all, resulting in lower product acceptance and lower product revenues.

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

In May 2007 we announced significant reductions in our field sales organization and headquarters sales and marketing personnel as well as significant reductions in sales and marketing program expenditures. We significantly reduced the number of sales territories (from approximately 250 to approximately 145), which has resulted in less overall coverage for our sales territories in the aggregate as well as larger territories for many sales personnel. These significant reductions in personnel and expenditures may result in failure to adequately cover our current sales territories, or to cover through alternative marketing efforts the territories in which we have elected not to have sales representation, and may result in reduced sales force productivity, a negative effect on product prescribing and less revenues from Ranexa. The success of our marketing and promotional strategies will also depend on our ability to retain and recruit the caliber of sales representatives necessary to implement our strategy, which focuses on promotion to cardiologists. The territory realignment and operating expense and headcount reductions we announced in May 2007 could significantly limit our ability to successfully retain and recruit qualified sales personnel with the level of technical, selling and institutional experience typical of specialty pharmaceutical sales personnel. Any failure to retain or attract qualified personnel could significantly delay or hinder the success of our commercial strategies, and could result in lower market acceptance and product revenues for Ranexa.

We may increase or decrease the size of our sales force in the future, or change territory alignments in the future, depending on many factors, including the effectiveness of the sales force, the level of market acceptance of Ranexa, the results of the FDA’s acceptance (if any) and review of our planned supplemental new drug application including data and results from the MERLIN TIMI-36 clinical study, and any partnering arrangements we may enter into from time to time. Developing and implementing key marketing messages and programs, as well as deploying, retaining and managing a national sales force and additional personnel, is very expensive, complex and time-consuming. In May 2007 we announced that we have substantially reduced our commercialization personnel expenditures, with attendant reductions in our marketing and promotional programs going forward. We do not know if our marketing strategies and programs will be effective. We also do not know if our sales force is sufficient in size, scope or effectiveness to compete successfully in the marketplace and gain acceptance for Ranexa. Among other factors, we may not be able to gain sufficient access to healthcare practitioners, which would have a negative effect on our ability to promote Ranexa and gain market acceptance. Even if we gain access to healthcare practitioners, we may not be able to change prescribing patterns in favor of Ranexa. For example, our marketing and sales efforts relating to ACEON® in the United States prior to our termination of our co-promotion agreement for that product did not produce a significant increase in prescribing patterns relating to that product.

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

There are numerous marketed generic and/or branded pharmacologic stress agents, and at least two potential A2A-adenosine receptor agonist compounds under development, that could compete with regadenoson, if it is approved for marketing. We are also aware of companies that are developing products that may compete with our other product candidates and programs. We may also be unaware of other potentially competitive products. Many of these potential competitors have substantially greater product development capabilities and financial, scientific, marketing and sales resources. Other companies may succeed in developing products earlier or obtaining approvals from regulatory authorities more rapidly or broadly than either we or our strategic partners are able to achieve. Potential competitors may also develop products that are safer, more effective or have other potential advantages compared to those under development or proposed to be developed by us and our strategic partners. In addition, research, development and commercialization efforts by others could render our technology or our products obsolete or non-competitive.

Failure to obtain adequate reimbursement from government health administration authorities, private health insurers and other organizations could materially adversely affect our future business, market acceptance of our products, results of operations and financial condition.

Our ability and the ability of our collaborative partners to market and sell Ranexa and any of our product candidates that receive regulatory approval in the future will depend significantly on the extent to which reimbursement for the cost of Ranexa and those product candidates and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third-party payers and governmental health administration authorities are increasingly attempting to limit and/or regulate the price of medical products and services, especially branded prescription drugs. In addition, the increased emphasis on managed healthcare in the United States will put additional pressure on product pricing and usage, which may adversely affect our product sales and revenues.

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

Even if our products are deemed to be safe and effective by regulatory authorities, third-party payers and governmental health administration authorities commonly direct patients to generic products or other lower-priced therapeutic alternatives, and there are an increasing number of such alternatives available, including numerous lower-priced generic products available to treat the condition for which Ranexa is approved. Many third-party payers establish a preference for selected products in a category and provide higher levels of formulary acceptance and coverage for preferred products and higher co-payments for non-preferred products. Significant uncertainty exists as to the reimbursement status of newly approved health care products, such as Ranexa. As a result, it is difficult to predict the availability or amount of reimbursement for Ranexa or how the product will be positioned relative to other antianginal products and therapies.

In February 2006, we set the wholesale acquisition cost of Ranexa at a higher price than the cost of any other antianginal drug currently on the market in the United States. In 2007, we increased the wholesale acquisition cost of Ranexa to adjust for inflation. Our pricing for Ranexa may result in less favorable reimbursement and formulary positioning for the product with third-party payers and under government programs including Medicare, and may result in more or higher barriers to patient access to the product such as higher co-payments and/or prior authorization requirements. Even if we obtain favorable reimbursement or formulary positioning for Ranexa, we may not be able to maintain this if the product does not meet utilization expectations. If we fail to obtain or maintain favorable reimbursement or formulary positioning for Ranexa, health care providers may limit how much or under what circumstances they will prescribe or administer the product, and patients may resist having to pay out-of-pocket for it. We are offering discounts or rebates to some customers to attempt to contract for favorable formulary status, which will lower the amount of product revenues we receive. In addition, our product revenues are affected by our pricing for the approved dosing and approved dosage strengths for Ranexa and by the dosage regimens and strengths most commonly prescribed by physicians. To date, the lower-priced, lower dosage of Ranexa is the most commonly prescribed dosage, which impacts product revenues but may also support favorable formulary positioning by third-party payers. These competing factors will affect the market acceptance of Ranexa in the United States as well as the amount of product revenues we will receive for the product.

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

Our principal customers are a small number of wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation, control a significant share of the market in the United States. Our ability to distribute any product, including Ranexa, to retail pharmacy chains and to recognize revenues on a timely basis is substantially dependent on our ability to maintain commercially reasonable agreements with each of these wholesale distributors and the extent to which these distributors, over whom we have no control, comply with such agreements. Our agreements with wholesaler distributors may contains terms that are not favorable, given our relative lack of market leverage (as a company with only one approved product) or other factors, which could adversely affect our commercialization of Ranexa. The loss or bankruptcy of any of these customers could materially and adversely affect our future results of operations, financial condition and our ability to distribute our products.

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

The successful commercialization of our products, including regadenoson if it is approved for marketing in the United States, is substantially dependent on the successful and timely performance of our strategic collaborative partners and other vendors, over whom we have little or no control.

We are dependent on the performance of our key strategic collaborative partners for the successful commercialization of our products. Our key collaborative partnerships include the following:

•

Biogen Idec Inc. (formerly Biogen Inc.)—a 1997 license agreement under which we licensed rights to Biogen to develop and commercialize products produced based on our A1 adenosine receptor antagonist patents or technologies, which Biogen Idec has labeled its Adentri™ program; and

•

Astellas US LLP. (formerly Fujisawa Healthcare, Inc.)—a 2000 collaboration and license agreement to develop and commercialize second generation pharmacologic cardiac stress agents, including regadenoson.

The successful commercialization of our regadenoson program and of the Adentri™ program each depend significantly on the efforts of our collaborative partners for each of these programs. For examples, Biogen Idec has sole responsibility for all worldwide development and commercialization of products from the Adentri™ program, if any. Similarly, after product approval (if any), commercialization of regadenoson is solely the responsibility of Astellas. In May 2007 we submitted a new drug application to the FDA seeking approval for regadenoson for potential use as a pharmacologic stress agent in myocardial perfusion imaging studies. If the new drug application is approved, under our agreement with Astellas we must transfer the new drug application, and all responsibility for the product, to Astellas immediately after such FDA approval. Our agreement with Astellas also provides that Astellas is solely responsible for, and has sole decision-making authority regarding, all aspects of the commercial manufacture, distribution, marketing, promotion and sales of regadenoson in North America, if regadenoson is approved anywhere in that territory. As a result, we cannot control and will not necessarily know the level of investment Astellas makes or the degree of priority that Astellas places on the regadenoson program compared to its other products and programs, including compared to its current product for use in myocardial perfusion imaging studies, Adenoscan® (adenosine injection).

We cannot control the amount and timing of resources that any of our strategic partners devote to these programs. Conflicting priorities, competing demands, other product opportunities or other factors that we cannot control and of which we may not be aware may cause any of our strategic partners to deemphasize our programs or to pursue competing technologies or product candidates. For example, under our agreement with Astellas, Astellas is obligated to use commercially reasonable diligent efforts consistent with industry standards to carry out its responsibilities to manufacture, market, promote and sell regadenoson in the United States if it is approved by the FDA, and Astellas is required to launch regadenoson within six (6) months after FDA approval (if any), except if commercial supplies are not available for launch for reasons reasonably outside the control of Astellas, in which case Astellas has up to an additional six months in which to launch the product in the United States. The agreement does not obligate Astellas to satisfy any minimum detailing or commercialization expenditure requirements with respect to the product, if approved.

In addition, these arrangements are each complex, and disputes may arise between the parties, which could lead to delays in the development or commercialization of the products involved. If Astellas fails to successfully manufacture, launch, market and sell regadenoson in North America, if it is approved, we will receive minimal or even no revenues under the arrangement. If Biogen Idec fails to successfully develop and commercialize any product from the Adentri™ program, we will receive no revenues under the arrangement. To the extent that we enter into additional co-promotion or other commercialization arrangements in the future, our revenues will depend upon the efforts of third parties over which we will have little control.

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

We have no manufacturing facilities and depend on third parties to manufacture and distribute Ranexa, and to manufacture our product candidates.

We do not operate, and have no current plans to develop, any manufacturing or distribution facilities, and we currently lack the resources and capability to manufacture or distribute any of our products ourselves on a commercial scale or to manufacture clinical supplies of product candidates. As a result, we are dependent on corporate partners, licensees, contract manufacturers and other third parties for the manufacturing and distribution of clinical and commercial scale quantities of all of our products and product candidates, including Ranexa.

For example, we have entered into several agreements with third-party manufacturers relating to Ranexa, including for commercial-scale active pharmaceutical ingredient, bulk tablet manufacturing, packaging and supply of an important raw material component of the product. We currently rely on a single supplier at each step in the production cycle for Ranexa, and a single party for distribution of Ranexa to wholesalers. In addition, under our agreement with Astellas relating to regadenoson, Astellas is solely responsible for the commercial manufacture and supply of regadenoson, if approved, and Astellas in turn is dependent on third parties for the manufacture of the active pharmaceutical ingredient and the drug product. Our ability to commercialize Ranexa, and Astellas’ ability to commercialize regadenoson, if it is approved, are each entirely dependent on these arrangements, and would be affected by any delays or difficulties in performance on the part of the parties involved. For example, in the case of our Ranexa supply chain, because we rely on a single manufacturer at each step in the production cycle for the product, the failure of any manufacturers to supply product on a timely basis or at all, or to manufacture our product in compliance with product specifications or applicable quality or regulatory requirements, or to manufacture product or samples in volumes sufficient to meet market demand, would adversely affect our ability to commercialize Ranexa and could negatively affect our operating results. For example, a quality problem in the Ranexa supply chain could result in an inventory write-off, and a lack of supply could negatively affect product revenues.

Furthermore, we and our third-party manufacturers, laboratories and clinical testing sites may be required to pass pre-approval inspections of facilities by the FDA and corresponding foreign regulatory authorities before obtaining marketing approvals. Even after product approval, our facilities and those of our contract manufacturers remain subject to periodic inspection by the FDA and other domestic and foreign regulatory authorities. We cannot guarantee that any such inspections will not result in compliance issues that could prevent or delay marketing approval or negatively impact our ability to maintain product approval or distribution, or require us to expend money or other resources to correct. In addition, we or our third-party manufacturers are required to adhere to stringent federal regulations setting forth current good manufacturing practices for pharmaceuticals. These regulations require, among other things, that we manufacture our products and maintain our records in a carefully prescribed manner with respect to manufacturing, testing and quality control activities. In addition, drug product manufacturing facilities in California must be licensed by the State of California, and other states may have comparable requirements. We cannot assure you that we will be able to obtain such licenses when and where needed.

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

Delays in approvals or rejections of marketing applications in the United States or foreign markets may be based upon many factors, including regulatory requests for additional analyses, reports, clinical inspections, clinical and/or preclinical data and/or studies, questions regarding data or results, unfavorable review by advisory committees, changes in regulatory policy during the period of product development and/or the emergence of new information regarding our products or other products. For example, in 2005 we withdrew our marketing authorization application for ranolazine filed with the European regulatory authorities, because regulators requested additional clinical pharmacokinetic data regarding the product prior to approval. In December 2006, we announced that we have submitted a new marketing authorization application seeking approval of ranolazine for the treatment of chronic angina with the European regulatory authorities, including additional data and results from studies conducted after March 2004. We do not know if the additional data and results included in our application will result in favorable action by the European regulatory authorities with respect to the marketing approval application, or whether such authorities will view the second application more favorably than the original application which we withdrew.

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

Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information (including as relates to other drugs and/or other medical therapies), changing policies and agency funding, staffing and leadership. We cannot be sure whether current or future changes in the regulatory environment will be favorable or unfavorable to our business prospects. For example, we were informed by the FDA in 2006 that the agency has transferred responsibility for our regadenoson program to a review division at the FDA that has not previously handled the program. The development program for regadenoson is at a late stage, with two Phase 3 studies successfully completed, and we have submitted a new drug application to this FDA review division in May 2007. As a result of the FDA transfer of review responsibility for the program, a new review division with no prior involvement in the design or implementation of our regadenoson program is responsible for making the decision as to whether or not to approve the new drug application we have submitted. We did not negotiate any special protocol assessment agreement for the regadenoson program, and our ability to obtain potential product approval from the FDA for regadenoson could be negatively affected.

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

Successful development of drug products is highly uncertain. Product candidates that appear potentially promising in research or development may be delayed or fail to reach later stages of development or the market for many reasons, including:

•	preclinical tests may show the product candidate to be toxic or lack efficacy in animal models;

•	clinical study results may show the product candidate to be less effective than desired or to have harmful or problematic side effects;

•	we may fail to receive the necessary regulatory approvals, or experience a delay in receiving such approvals;

•	we may encounter difficulties in formulating the product candidate, or in obtaining clinical supplies or source(s) of commercial-scale supply;

•	manufacturing costs, pricing or reimbursement issues or other factors may make the product candidate uneconomical; and

•	third parties may have proprietary or contractual rights that may prevent or discourage the product candidate from being developed.

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

The successful development of our products is substantially dependent on the successful and timely performance of CROs and foreign clinical sites. We use CROs to perform a variety of tasks in the conduct of our clinical trials, including patient recruitment, project management, monitoring and auditing of clinical sites, data management, data analysis, and core laboratory services. For example, we have relied on several clinical CROs to conduct almost all aspects of our MERLIN TIMI-36 study of Ranexa. With approximately 450 clinical sites and over 6,500 patients enrolled in the study, the MERLIN TIMI-36 study is the largest and most complicated clinical trial that we have conducted to date, and it is a complex trial to close-out. We have a very limited ability to control the quality of personnel assigned by CROs to our projects. If any of these tasks are not performed by our CROs in an accurate and timely fashion, our clinical trials may be delayed and the results of our clinical trials may be adversely affected. In addition, our heavy reliance on CROs may subject us and the CROs to additional demanding regulatory inspections, which can delay and adversely affect the regulatory review and approval of our products (such as Ranexa in the case of the MERLIN TIMI-36 study) and product candidates (such as regadenoson).

A significant portion of the sites conducting clinical trials of our product candidates are outside of the United States. The use of foreign clinical sites is often subject to additional risks. For example, contracts, informed consents, study protocols and complex medical terminology must be accurately translated into foreign languages. During the conduct of the study, study data contained in foreign-language source documents must be accurately and timely translated into English and reported back to study authorities. In addition, standards of medical care, clinical practice and patient populations vary from country to country, as well as the degree and manner of regulatory oversight. All of these factors introduce heterogeneity into the study, which makes the conduct of the study more complex. Due in part to the added complexity of conducting foreign clinical trials, we expect that the FDA and other regulatory authorities may be likely to conduct clinical site inspections of foreign clinical sites in connection with the review of marketing applications covering our products. To the extent that the FDA or other regulatory authorities are not satisfied with the foreign clinical site, the data from the affected sites may be excluded from the trial’s database or there may be other impacts, which can adversely affect the results of the study or the timing or results of the regulatory authority’s review of any marketing application containing those study results. Our MERLIN TIMI-36 clinical study of Ranexa was conducted in the United States and in 16 foreign countries. Our regadenoson development program also included numerous foreign clinical trial sites. Our business could be harmed if the availability or quality of the results of any of our material clinical studies (such as our MERLIN TIMI-36 clinical study) is delayed or adversely affected by any of these factors.

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

*

Because ranolazine is a new chemical entity, under applicable United States laws we have received marketing exclusivity for the ranolazine compound as a new chemical entity until January 2011. In addition, the United States compound patent relating to Ranexa has been granted several one-year interim patent term extensions under the Hatch-Waxman Act, and we expect that a patent term extension under the Hatch-Waxman Act will be granted that will extend the patent protection to May 2008 for the approved product, which is the Ranexa extended-release tablet, for the use in chronic angina approved by the FDA in January 2006. Also, the United States Patent and Trademark Office has issued patents claiming various sustained release formulations of ranolazine and methods of using sustained release formulations of ranolazine, including the formulation tested in our Phase 3 trials for Ranexa, for the treatment of chronic angina. These patents expire in 2019. We do not have any issued patent claims covering any intravenous formulation of ranolazine on a stand-alone basis, and we may not be able to obtain any issued patent claims based on data and results from the MERLIN TIMI-36 study. After January 2011, patent term extension and new chemical entity exclusivity under the laws of the United States will no longer be available for ranolazine, and unless additional exclusivity relating to a successful supplemental new drug application can be obtained and that exclusivity period extends past January 2011, we will be entirely reliant on our owned or licensed patents claiming uses and formulations of Ranexa, especially the formulation and method of use patents described above, to continue to protect our substantial investments in Ranexa’s development and commercialization. It is possible that one or more competitors could develop competing products that do not infringe these patent claims, or could succeed in invalidating or rendering unenforceable all or any of these issued patent claims. One or more of these patents could be lost through a reissue or reexamination submission and subsequent evaluation by the United States Patent and Trademark Office or through litigation (or other proceeding) wherein issues of validity and/or enforceability such as inequitable conduct, inventorship, ownership, prior art, and/or enablement can be raised. These patents could also be lost as a result of interference or opposition proceedings. Any intellectual property-related claims against us relating to any of these patents, with or without merit, as well as any claims initiated by us against third parties, if any, may be time-consuming, expensive and risky to defend or prosecute. In general, if we assert a patent against an alleged infringer and the alleged infringer is successful in invalidating one, more or all of the patents, or in having one, more or all of the patents declared unenforceable, the protection afforded by the patent(s) is diminished or lost.

In addition to these issued patents, we seek to file patent applications relating to each of our potential products, and we seek trade name and trademark protection for our commercialized products such as Ranexa. Although patent applications filed in the United States are now published 18 months after their filing date, this statutory change applies only to applications filed on or after November 2000. Applications filed in the United States prior to this date are maintained in secrecy until a patent issues. As a result, we can never be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. There may be third-party patents, patent applications, trademarks and other intellectual property relevant to our compounds, products, services, development efforts and technology which are not known to us and that may block or compete with our compounds, products, services, development efforts or technology. For example, competitors may have filed applications for, or may have received or in the future may receive, patents, trademarks and/or other proprietary rights relating to compounds, products, services, development efforts or technology that block or compete with ours.

In addition, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office. These proceedings determine the priority of invention and, thus, the right to a patent for the claimed technology in the United States. We may also become involved in opposition proceedings in connection with foreign patents.

In addition, generic challenges and related patent litigation are common in the biopharmaceutical industry. Litigation, interference and opposition proceedings, even if they are successful, are expensive, time-consuming and risky to pursue, and we could use a substantial amount of our financial resources in any such case. Such litigation may be necessary to enforce any patents or trademarks issued to us and/or to our strategic partners, or to determine the scope and validity of the proprietary rights of us or third parties, including our strategic partners. For example, in May 2005, Astellas, our strategic partner for the regadenoson program in North America, announced that Astellas and third parties filed patent infringement lawsuits relating to the submission of an abbreviated new drug application seeking approval of a generic version of Adenoscan® (adenosine injection), a pharmacologic stress agent approved for marketing in the United States. Regadenoson, if it is approved, would be intended to be a second generation pharmacologic stress agent in the United States market. The stay of FDA action regarding the abbreviated new drug application will end on the sooner to occur of the 30-month mark (in October 2007) or a decision by the judge in the patent litigation relating to Adenoscan® (adenosine injection), which means that in any event the stay of FDA action will end prior to any potential approval of regadenoson. This could negatively impact Astellas’ transition from marketing Adenoscan® (adenosine injection) to marketing the second generation regadenoson product (if approved), including if a generic version of Adenoscan® (adenosine injection) is on the market prior to the launch and establishment of regadenoson on the market (if approved).

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

The growth of our business and our success depends in large part on our ability to attract and retain key management, research and development, sales and marketing and other operating and administrative personnel. Our key personnel include all of our executive officers and vice presidents, many of whom have very specialized scientific, medical or operational knowledge regarding one or more of our key products. We have entered into an employment agreement with our Chairman and CEO that contains severance and change-of-control provisions. We have entered into executive severance agreements with certain key personnel, and have a severance plan that covers our full-time employees. We do not maintain key-person life insurance on any of our employees. The loss of the services of one or more of our key personnel or the inability to attract and retain additional personnel and develop expertise as needed could limit our ability to develop and commercialize our existing and future product candidates. Such persons are in high demand and often receive competing employment offers. Our ability to retain our key personnel will also be dependent on the reactions of employees, customers and regulatory authorities to the MERLIN TIMI-36 clinical study results and to the operating expense reductions announced in May 2007, and on our ability to substantially increase sales of Ranexa over time.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include in annual reports on Form 10-K an assessment by management of the effectiveness of internal control over financial reporting. This requirement applies to each of our annual report filings on Form 10-K. If we are not successful in maintaining adequate internal control over financial reporting, or if our service providers fail to maintain adequate internal controls on which we rely to prepare our financial statements, our management may determine that our internal control over financial reporting is not effective. In addition, if our independent auditors are not satisfied with the effectiveness of our internal control over financial reporting, including the level at which these controls are documented, designed, operated or monitored, then they may issue an adverse opinion or a disclaimer of opinion. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding.

The market price of our stock has been and may continue to be highly volatile, and the value of an investment in our common stock may decline.

Within the last 12 months, our common stock has traded between $6.43 and $14.67 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Announcements and other events may have a significant impact on the market price of our common stock. We may have no control over information announced by third parties, such as our corporate partners or our competitors, which may impact our stock price.

Other announcements and events that can impact the market price of the shares of our common stock include, without limitation:

•	results of our clinical trials and preclinical studies, or those of our corporate partners or our competitors;

•	regulatory actions with respect to our products or our competitors’ products;

•	our operating results;

•	our product sales and product revenues, including prescribing patterns and trends for Ranexa;

•	achievement of other research or development milestones, such as completion of enrollment of a clinical trial or making a regulatory filing;

•	adverse developments regarding the safety and efficacy of our products, our product candidates, or third-party products that are similar to our products or our product candidates;

•	developments in our relationships with corporate partners;

•	developments affecting our corporate partners;

•	government regulations, reimbursement changes and governmental investigations or audits related to us or to our products;

•	changes in regulatory policy or interpretation;

•	developments related to our patents or other proprietary rights or those of our competitors;

•	changes in the ratings of our securities by securities analysts;

•	operating results or other developments that do not meet the expectations of public market analysts and investors;

•	purchases or sales of our securities by investors who seek to exploit the volatility of our common stock price;

•	rumors or inaccurate information;

•	market conditions for biopharmaceutical or biotechnology stocks in general; and

•	general economic and market conditions.

In addition, if we fail to reach an important research, development or commercialization milestone or result by a publicly expected deadline, even if by only a small margin, there could be a significant negative impact on the market price of our common stock. In addition, as we approach the announcement of important news, we expect the price of our common stock to be particularly volatile.

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

As of June 30, 2007, we had approximately $399.5 million in long-term convertible debt and aggregate annual debt service obligations on this debt of approximately $11.0 million. If we issue other debt securities in the future, our debt service obligations and interest expense will increase. We intend to fulfill our debt service obligations from our existing cash and investments. In the future, if we are unable to generate cash or raise additional cash through financings sufficient to meet these obligations and need to use existing cash or liquidate investments in order to fund these obligations, we may have to delay or curtail research, development and commercialization programs. In addition, our failure to comply with the covenants and conditions in the indentures covering our convertible debt, such as our failure to make timely interest payments or our failure to timely file periodic reports required under the Securities Exchange Act of 1934, as amended, could trigger a default under our convertible debt. Any default could result in the acceleration of the payment of all of our outstanding debt, which would have a material adverse effect on our cash position and on our ability to maintain operations at our current levels or at all.

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

Our board of directors has adopted a stockholder rights plan, authorized executive severance benefit agreements for our officers in the event of a change of control, and adopted a severance plan for all non-officer employees in the event of a change of control. In December 2005 the board approved an employment agreement with our chairman and chief executive officer that contains severance and change-of-control provisions. Our rights plan and these various severance-related arrangements may delay or prevent a change in our current management team and may render more difficult an unsolicited merger or tender offer.

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

At our Annual Meeting of Stockholders held on May 31, 2007, three matters were voted upon. A description of each matter and a tabulation of the votes for each of the matters follow:

1.	Proposal to elect two (2) directors, each to serve until the 2010 Annual Meeting of Stockholders and until his successor is elected and qualified or until his earlier resignation or removal:

Nominee	For	Withheld
Thomas L. Gutshall	47,787,787	901,235
Kenneth B. Lee, Jr	45,844,599	2,844,423

Louis G. Lange, M.D., Ph.D., Peter Barton Hutt, Esq, Thomas E. Shenk, Ph.D., Santo J. Costa, Joseph M. Davie, M.D., Ph.D. and Barbara J. McNeil, M.D., Ph.D. also continued as directors after the Annual Meeting.

2.	Proposal to approve the amendment and restatement to our 2000 Equity Incentive Plan:

For	Against	Abstain
20,414,194	4,831,010	99,386

There were 23,344,432 broker non-votes.

3.	Proposal to ratify the selection of Ernst & Young, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007:

For	Against	Abstain
48,129,134	460,394	99,494

There were no broker non-votes.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-136373, and incorporated herein by reference).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated September 9, 2006 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed by the Company October 2, 2006, and incorporated herein by reference).

3.3	Restated Bylaws of the Company (Filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.1	Amended and Restated 2000 Equity Incentive Plan (Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed April 24, 2007, and incorporated herein by reference).

10.2	2004 Employee Commencement Incentive Plan (Amended and restated May 31, 2007).

*10.3	Amendment No. 1 dated as of June 12, 2007 to the Collaboration and License Agreement between the Company and PTC Therapeutics, Inc.

10.4	Convertible Promissory Note Amendment No. 1 dated as of June 12, 2007 between the Company and PTC Therapeutics, Inc.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CV THERAPEUTICS, INC.

Date: August 7, 2007	By:	/s/ LOUIS G. LANGE, M.D., PH.D.
Louis G. Lange, M.D., Ph.D.
Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2007	By:	/s/ DANIEL K. SPIEGELMAN
Daniel K. Spiegelman
Chief Financial Officer (Principal Financial and Accounting Officer)