Form 10-Q
period 2007-09-30
CV THERAPEUTICS INC
filed 2007-11-09
CIK 921506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

As of November 2, 2007, 59,666,048 shares of the registrant’s common stock, $.001 par value, were outstanding.

CV THERAPEUTICS, INC.

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,200	$77,638
Marketable securities	110,556	247,588
Accounts receivable	6,506	3,527
Inventories	21,596	15,875
Restricted cash	4,757	6,899
Prepaid and other current assets	8,667	13,968

Total current assets	236,282	365,495
Notes receivable from related parties	260	285
Property and equipment, net	20,355	23,919
Restricted cash	—	4,567
Other assets	24,436	27,190

Total assets	$281,333	$421,456

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,217	$10,749
Accrued and other current liabilities	30,343	51,359
Deferred revenue	—	139

Total current liabilities	32,560	62,247
Convertible subordinated notes	399,500	399,500
Other liabilities	5,829	5,507

Total liabilities	437,889	467,254
Commitments and contingencies
Stockholders’ deficit:
Preferred stock	—	—
Common stock	60	59
Additional paid-in-capital	1,076,887	1,040,665
Accumulated deficit	(1,233,749)	(1,086,874)
Accumulated other comprehensive income	246	352

Total stockholders’ deficit	(156,556)	(45,798)

Total liabilities and stockholders’ deficit	$281,333	$421,456

See accompanying notes

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Product sales, net	$18,419	$8,164	$45,723	$9,394
Collaborative research	1,344	4,038	14,698	13,283
Co-promotion	—	—	—	1,439

Total revenues	19,763	12,202	60,421	24,116

Operating costs and expenses:
Cost of sales	2,609	1,163	6,558	1,516
Research and development	19,055	32,465	75,032	97,152
Selling, general and administrative	30,594	42,684	119,546	134,308
Restructuring charges	1,407	—	6,774	—

Total operating costs and expenses	53,665	76,312	207,910	232,976

Loss from operations	(33,902)	(64,110)	(147,489)	(208,860)
Other income (expense), net:
Interest and other income, net	2,847	4,582	10,112	12,100
Interest expense	(3,166)	(3,166)	(9,498)	(9,501)

Total other income (expense), net	(319)	1,416	614	2,599

Net loss	$(34,221)	$(62,694)	$(146,875)	$(206,261)

Basic and diluted net loss per share	$(0.58)	$(1.23)	$(2.48)	$(4.36)

Shares used in computing basic and diluted net loss per share	59,458	51,067	59,213	47,340

See accompanying notes

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(146,875)	$(206,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	29,603	18,610
Depreciation and amortization, net	7,180	5,102
Impairment recognized for unrealized loss on marketable securities	35	2,015
Impairment recognized on long-term investment	—	94
Gain on the sale of securities available-for-sale	(43)	(89)
Forgiveness of related party notes receivable	—	16
Change in assets and liabilities:
Accounts receivable	(2,979)	(1,414)
Inventories	(5,721)	(7,176)
Prepaid and other current assets	5,298	1,489
Other assets	48	(12,590)
Accounts payable	(8,532)	(101)
Accrued and other liabilities	(18,028)	(13,979)
Deferred revenue	(139)	(409)

Net cash used in operating activities	(140,153)	(214,693)
Cash flows from investing activities:
Purchases of securities available-for-sale	(13,632)	(45,851)
Proceeds from sales of securities available-for-sale	14,325	65,050
Proceeds from maturities of securities available-for-sale	137,579	139,204
Capital expenditures	(2,310)	(7,792)
Purchase of convertible note from collaboration partner	—	(4,000)

Net cash provided by investing activities	135,962	146,611
Cash flows from financing activities:
Change in restricted cash	6,709	8,155
Proceeds from issuance of common stock through employee stock purchases and stock options	4,044	5,302
Net proceeds from issuance of common stock related to public offering and equity line of credit	—	112,031

Net cash provided by financing activities	10,753	125,488

Net increase in cash and cash equivalents	6,562	57,406
Cash and cash equivalents at beginning of period	77,638	23,688

Cash and cash equivalents at end of period	$84,200	$81,094

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

We currently promote Ranexa® (ranolazine extended-release tablets) with our national cardiovascular specialty sales force. Ranexa was approved in the United States in January 2006 for the treatment of chronic angina in patients who have not achieved an adequate response with other antianginal drugs. We launched Ranexa 500 mg tablets in the United States in March 2006, and Ranexa 1000 mg tablets in August 2007.

We are also developing other product candidates including regadenoson, a selective A2A-adenosine receptor agonist for potential use as a pharmacologic stress agent in myocardial perfusion imaging studies. We submitted a new drug application for regadenoson to the Food and Drug Administration, or FDA, in May 2007.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CV Therapeutics, Inc. have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted. The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for, the interim periods presented. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006, which includes our audited consolidated financial statements and the notes thereto.

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

Certain reclassifications of prior period amounts have been made to our unaudited condensed consolidated financial statements and accompanying notes to conform to the current period presentation.

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

Comprehensive Loss

Comprehensive loss consists of net loss plus the changes in unrealized gains and losses on available-for-sale investment securities. At each balance sheet date presented, our accumulated other comprehensive income consists solely of unrealized gains on available-for-sale investment securities. Comprehensive loss for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(34,221)	$(62,694)	$(146,875)	$(206,261)
Change in unrealized gains (losses) on marketable securities	144	622	(98)	(1,345)
Reclassification adjustment for (gains) losses on marketable securities recognized in earnings	(4)	(30)	(8)	1,926

Comprehensive loss	$(34,081)	$(62,102)	$(146,981)	$(205,680)

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

We are also subject to credit risk from our accounts receivable related to our product sales. All product sales are currently derived from our one approved product, Ranexa, and were made to customers within the United States. Three wholesale distributors individually comprised 41%, 33% and 18%, respectively, of Ranexa accounts receivable as of September 30, 2007. These three customers individually comprised 41%, 32% and 19%, respectively, of Ranexa gross product sales for the three months ended September 30, 2007. For the nine months ended September 30, 2007, these three customers individually comprised 41%, 32% and 20%, respectively, of Ranexa gross product sales.

Two customers individually comprised 64% and 26% of Ranexa accounts receivable as of September 30, 2006. These two customers also comprised 46% and 33% of Ranexa gross product sales for the three months ended September 30, 2006. These two customers and a third customer individually comprised 39%, 16% and 40% of Ranexa gross product sales for the nine months ended September 30, 2006.

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

•

We recognize product revenues net of sales adjustments, which include managed care and Medicaid rebates, chargebacks, sales returns, distributor discounts, and customer incentives such as cash discounts for prompt payment, all of which are estimated at the time of sale.

Collaboration Research Revenue

Revenue under our collaborative research arrangements is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front license payments, periodic milestone payments and reimbursements for research activities.

•

Fees received on multiple element agreements are evaluated under the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” For these arrangements, if we are not able to identify evidence of fair value for the undelivered elements, we recognize any consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the performance period.

•

Up-front or milestone payments which are still subject to future performance requirements are recorded as deferred revenue and are recognized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We reevaluated the performance period for certain collaborative research arrangements in 2006 and 2005, which resulted in an immaterial change in revenues as compared to our original estimate. This performance period was completed in May 2007. We evaluate the appropriate performance period based on research progress attained and certain events, such as changes in the regulatory and competitive environment.

•	Revenues related to substantive, at-risk milestones are recognized upon achievement of the scientific, regulatory or commercial event specified in the underlying agreement.

•

Revenues for research activities are recognized as the related research efforts are performed. Cost-sharing payments received from collaborative partners for a proportionate share of our and our partner’s combined research and development, or R&D, expenditures pursuant to the underlying agreement are presented in the condensed consolidated statement of operations as collaborative research revenue.

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

Product Returns

Our product returns allowance is primarily based on estimates of future product returns over the period during which wholesale distributors have a right of return, which in turn is based in part on estimates of the remaining shelf life of our product. Once packaged as finished goods, Ranexa 500 mg tablets currently have a shelf life of 48 months from the date of tablet manufacture, although some of our previously manufactured Ranexa 500 mg tablets had a shelf life of 36 months from the date of tablet manufacture, which was the shelf life at the time of product launch. As of December 31, 2006, we did not have any of the Ranexa 500 mg tablets with a 36 month shelf life in our inventory, as they have been sold to our wholesale distributors. Ranexa 1000 mg tablets, which became available in August 2007, currently have a shelf life of 24 months from the date of tablet manufacture. We allow wholesale distributors and pharmacies to return unused product stocks that are within six months before and up to one year after their expiration date for a credit at the then-current wholesale price. At the time of sale, we estimate the quantity and value of goods that may ultimately be returned pursuant to these rights.

As Ranexa is a recently approved product, we estimate future product returns based on the industry trends for other products with similar characteristics and similar return policies. Our actual experience and the qualitative factors that we use to determine the necessary reserve for product returns are susceptible to change based on unforeseen events and uncertainties. In the three months ended September 30, 2007, we reduced our estimate for future product returns for the Ranexa 500 mg product, which resulted in our recognizing an additional $1.1 million of net revenue for the three months ended September 30, 2007. We will continue to assess the trends that could affect our estimates and make changes to the allowance each reporting period as needed.

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

The following table summarizes revenue allowance activity for the three and nine months ended September 30, 2007 (in thousands):

	Contract Sales Discounts (1)	Product Returns (2)	Cash Discounts	Total
Balance at December 31, 2006	$(1,318)	$(894)	$(116)	$(2,328)
Revenue allowances:
Current period	(1,516)	(575)	(287)	(2,378)
Payments and credits	808	—	265	1,073

Balance at March 31, 2007	$(2,026)	$(1,469)	$(138)	$(3,633)
Revenue allowances:
Current period	(2,373)	(752)	(376)	(3,501)
Payments and credits	1,337	—	339	1,676

Balance at June 30, 2007	$(3,062)	$(2,221)	$(175)	$(5,458)
Revenue allowances:
Current period	(2,503)	(424)	(414)	(3,341)
Payments and credits	1,795	—	403	2,198
Adjustment (3)	—	1,094	—	1,094

Balance at September 30, 2007	$(3,770)	$(1,551)	$(186)	$(5,507)

(1)	Includes certain customary launch related discounts, managed care rebates, Medicaid rebates, chargebacks and distributor discounts

(2)	Reserve for return of expired products

(3)	Adjustment represents a reduction in estimate of future product returns

Inventory

Inventory is stated at the lower of cost or market. Our estimate of the net realizable value of our inventories is subject to judgment and estimation. The actual net realizable value of our inventories could vary significantly from our estimates and could have a material effect on our financial condition and result of operations in any reporting period. On a quarterly basis, we analyze our inventory levels to determine whether we have any obsolete, expired or excess inventory. The determination of obsolete, expired or excess inventory requires us to estimate the future demand for Ranexa and consider our manufacturing commitments with third parties. If our current assumptions about future production or inventory levels, demand or competition were to change or if actual market conditions are less favorable than those we have projected, inventory write-downs may be required that could negatively impact our product margins and results of operations. We also review our inventory for quality assurance and quality control issues identified in the manufacturing process and determine if a write-down is necessary. To date, there have been no inventory write-downs.

Clinical Trial Accruals

We record accruals for estimated clinical study costs. Most of our clinical studies are performed by third-party contract research organizations, or CROs. These costs have been a significant component of external R&D expenses. We accrue costs for clinical studies performed by CROs based on our estimates of work performed during the period, and adjust our estimates, if required after the period, based upon our on-going review of the actual level of activities and costs incurred by the CRO. In many cases, we are also required to estimate the liability associated with any subcontractors that the CRO may have working on our behalf. In the case of large pivotal trials, the subcontractors and activities are typically operating globally, in many countries and in many sites. Accordingly, there is a significant degree of estimation involved in quantifying the accrual for these liabilities, as the complexity and magnitude of the activities and expenses can be significant and detailed study components frequently change during the studies, especially for large pivotal trials.

Net Loss Per Share

In accordance with FAS No. 128, “Earnings Per Share” (FAS 128), basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during each period. Our calculation of diluted net loss per share excludes potentially dilutive shares, as these shares were antidilutive for all periods presented. Our calculation of diluted net loss per share may be affected in future periods by dilutive impact of our outstanding stock options, restricted stock units, stock appreciation rights, warrants or by our convertible notes and debentures.

Recent Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FAS No. 109, “Accounting for Income Taxes” (FAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. The interpretation applies to all tax positions accounted for in accordance with FAS 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 on January 1, 2007 did not have a material impact on our financial results.

2. Restructuring Charges

In May 2007, we initiated a restructuring plan to lower annual operating expenses that included the elimination of 138 positions, of which 85 were part of the field sales organization and 53 were part of Palo Alto headquarters. In addition, we incurred charges related to contract termination and other restructuring related charges such as professional fees. During the quarter ended September 30, 2007, we also reduced our restructuring accrual by $0.1 million based on revised estimates in employee benefits.

In September 2007, we recorded an additional restructuring charge of $1.5 million related to a sublease of excess leased office space. In August 2007, we entered into a sublease agreement with a third party to sublease a portion of one of our Palo Alto buildings. The sublease has a two year term that began September 1, 2007. The restructuring amount represents the fair value of the lease payments and expenses less sublease income through August 2009.

The following table summarizes the accrual balance and utilization by cost type for the restructuring (in thousands):

	Excess Facilities Costs		Employee Severance and Benefits	Contract Termination Fees	Other Restructuring Costs	Total
Restructuring charges accrued	$—		$4,291	$804	$272	$5,367
Cash payments	—		(2,257)	(804)	(205)	(3,266)

Balance as of June 30, 2007	—		2,034	—	67	2,101
Restructuring charges accrued	1,517					1,517
Cash payments	(66	)*	(1,876)	—	(64)	(2,006)
Adjustments	—		(109)	—		(109)

Balance as of September 30, 2007	1,451		49	—	3	1,503
Less current portion	(758)		(49)		(3)	(810)

Long-term portion as of September 30, 2007	$693		$—	$—	$—	$693

*	Cash payments less sublease payments received.

3. Stock-Based Compensation

We have a stock-based compensation program that provides our board of directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options, restricted stock units, or RSUs, stock appreciation rights, or SARs, and an employee stock purchase plan, or ESPP.

In May 2007, the board of directors approved an aggregate pool of 454,350 shares as retention grants (options and RSUs) to certain employees who were not terminated as part of our restructuring plan (see Note 2). All these retention grants have a grant date of June 1, 2007 and all option grants have an exercise price of $10.54 which equals the closing price of our common stock on the day before the grant date, as required under the relevant stock option plan. These option grants vest over 2 years, 25% after one year and 75% after two years, and the RSUs vest annually over a three-year period with annual settlement. No retention grants were made to executive officers.

In August 2007, the board of directors approved a grant of 687,500 shares for RSUs and 2,062,500 shares for options to our Chairman and CEO and 7 senior executives who were not included in the May 2007 retention grants. All these equity grants have a grant date of August 22, 2007 and all option grants have an exercise price of $10.45 which equals the closing price of our common stock on the day before the grant date, as required under the relevant stock option plan. Notwithstanding the change in control provisions under the relevant stock option plan, all of these grants are subject to double trigger accelerated vesting upon certain terminations within thirteen months following a change in control. The RSUs vest over 3 years with 7.5% vesting after 6 months, 7.5% vesting after 1 year, 25% vesting after 2 years and the remaining 60% vesting after 3 years. The option grants vest monthly over 3 years.

In August 2007, the board of directors approved a grant of 116,250 shares for RSUs and 348,750 shares for options to certain employees. All these equity grants have a grant date of August 22, 2007 and all option grants have an exercise price of $10.45 which equals the closing price of our common stock on the day before the grant date, as required under the relevant stock option plan. Notwithstanding the change in control provisions under the relevant stock option plan, all of these grants are subject to double trigger accelerated vesting upon certain terminations within thirteen months following a change in control. The RSUs vest over 3 years with 7.5% vesting after 6 months, 7.5% vesting after 1 year, 25% vesting after 2 years and the remaining 60% vesting after 3 years. The option grants vest monthly over 3 years.

The following table presents the total stock-based employee compensation expense resulting from stock-based compensation included in our condensed consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Cost of sales	$2	$—	$115	$—
Research and development	1,655	1,855	9,766	5,718
Selling, general and administrative	3,303	3,924	19,260	12,359

Total	$4,960	$5,779	$29,141	$18,077

In May 2007, as part of our restructuring plan, the board of directors approved the acceleration of vesting of all options with an exercise price of $10.00 or greater granted to our employees prior to May 31, 2007. Excluded from the accelerated vesting were any and all grants to members of our board of directors, including our Chairman and CEO, all retention grants approved by the board of directors in May 2007 and all options granted to new hires on or after May 31, 2007. A total of 1,526,696 options were included in the accelerated vesting with an average price of $27.73. Approximately $11.9 million of stock compensation expense related to the accelerated vesting of these options was recognized during the nine months ended September 30, 2007.

In addition, in May 2007, the board of directors also approved the cancellation of outstanding SAR awards provided that the individual SAR holder also voluntarily consented to such cancellation. Excluded from the cancellation of outstanding SAR awards were any and all grants to our Chairman and CEO. In accordance with FAS No. 123R, “Share-Based Payments” (FAS 123R), a cancellation of an award that is not accompanied by a concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost shall be recognized at the cancellation date. A total of 650,000 SARs were voluntarily forfeited and we recognized $1.3 million as stock compensation expense for the unrecognized compensation costs for those awards. In addition, another individual SAR holder resigned from the company in June 2007 and as a result of this resignation, 75,000 SARs were automatically cancelled and no additional stock compensation expense was recognized. As of September 30, 2007, a total of 225,000 SARs remain outstanding.

The following table presents the stock-based employee compensation expense resulting from the acceleration of vesting of options and cancellation of SAR awards (in thousands):

	Nine months ended September 30,
	2007	2006
Cost of sales	$109	$—
Research and development	4,606	—
Selling, general and administrative	8,471	—

Total	$13,186	$—

Stock Option Activity

The following table summarizes stock option activity for the three and nine months ended September 30, 2007 under all our stock option plans:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2006	8,019	$25.71
Granted	48	13.13
Exercised	(52)	9.67
Forfeited or expired	(230)	27.44

Balance at March 31, 2007	7,785	$25.69
Granted	420	10.24
Exercised	(10)	7.70
Forfeited or expired	(395)	20.19

Balance at June 30, 2007	7,800	$25.16
Granted	2,492	10.46
Exercised	(26)	8.67
Forfeited or expired	(633)	28.93

Options outstanding at September 30, 2007	9,633	21.15	6.7 years	$389

Exercisable at September 30, 2007	6,765	$25.59	5.3 years	$348

As of September 30, 2007, there was $18.7 million of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 2.8 years.

Restricted Stock Units

Our stock compensation plans permit the granting of restricted stock and/or RSUs.

Some of the RSUs provide for immediate acceleration of vesting in the event that we achieve a certain product revenue target over four consecutive quarters. As of September 30, 2007, we reached this revenue target. During the three and nine months ended September 30, 2007, we recorded $1.3 million and $2.5 million, respectively, of accelerated compensation expense related to the performance-based component of these awards.

The following table presents a summary of the status of our nonvested RSUs for the three and nine months ended September 30, 2007:

	Outstanding RSUs (in thousands)	Weighted - Average Grant-Date
Balance at December 31, 2006:	1,040	$22.08
Granted	—	—
Vested	(92)	22.67
Forfeited	(14)	25.76

Balance at March 31, 2007:	934	$21.97
Granted	744	8.91
Vested	(103)	20.12
Forfeited	(137)	16.37

Balance at June 30, 2007:	1,438	$15.90
Granted	804	10.45
Vested	(220)	21.19
Forfeited	(60)	16.20

Balance at September 30, 2007:	1,962	$13.06

As of September 30, 2007, there was approximately $25.6 million of total unrecognized compensation cost for the remaining nonvested RSUs granted under our stock compensation plans. That cost is expected to be recognized over a period of 2.9 years.

Employee Stock Purchase Plan

For the three and nine months ended September 30, 2007, we recorded approximately $0.4 million and $1.6 million, respectively, of compensation expense related to the ESPP. For the three and nine months ended September 30, 2006, we recorded approximately $0.6 million and $1.4 million, respectively, of compensation expense related to the ESPP. For the three and nine months ended September 30, 2007, 124,811 and 374,408 shares, respectively, were purchased under the ESPP. During the three and nine months ended September 30, 2006, 143,672 and 398,867 shares, respectively, were purchased under the ESPP.

Stock Appreciation Rights

As of September 30, 2007, a total of 225,000 SARs were outstanding, of which there was approximately $0.3 million of total unrecognized compensation cost related to nonvested SARs. That cost is expected to be recognized over a period of 1.25 years.

We recorded $0.1 million and $2.1 million of compensation expense related to SARs in the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2006, we recorded $0.5 million and $1.6 million of compensation expense, respectively.

As of September 30, 2007 payments to date have been less than $0.1 million related to the SAR grants.

Valuation Assumptions

The fair value of our options granted to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Expected life (years)	6.2	6.2	6.2	6.2
Risk-free interest rate	4.4%	4.7%	4.5%	4.8%
Volatility	61%	60%	61%	60%

The fair value of awards issued under the ESPP is measured using assumptions similar to those used for stock options, except that the term of the award is 1.0 year. We value the RSUs at the market price of our common stock on the date of the award. Compensation expense related to SARs is measured at the grant date fair value using an option pricing model, using assumptions similar to those used for employee stock options. Any incremental fair value resulting from modifications of the SARs is also measured at fair value and amortized over the remaining service period for the award.

4. Milestone Achievement for Regadenoson

In May 2007, we submitted a new drug application to the FDA for one of our drug candidates, regadenoson, a selective A2A-adenosine receptor agonist for potential use as a pharmacologic agent in myocardial perfusion imaging studies. As a result of reaching this milestone, we received a $7.0 million milestone payment from our collaborative partner, Astellas US LLC (Astellas), and have recognized this as collaboration revenue in the nine months ended September 30, 2007.

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

In September 2007, PTC completed a Series F financing which triggered the conversion of our convertible note into shares of Series F preferred stock of PTC. On the date of closing of this conversion, we held a convertible note balance of $ 4.0 million and $0.2 million of accrued interest, which converted to 256,503 shares of PTC’s Series F preferred stock.

6. Inventories

The components of inventory were as follows (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$2,813	$3,469
Work in process	14,724	9,968
Finished goods	4,059	2,438

Total	$21,596	$15,875

7. Litigation

We are participating in dispute resolution proceedings with an insurer over whether or not we will reimburse that insurer for a portion of the insurer’s contribution to the settlement of a previous securities class action lawsuit involving us and certain of our officers and directors. The amount of our reimbursement will not exceed $2.25 million, and may be a lesser amount or zero. We do not believe that an estimated loss from this contingency is either probable or estimable. Therefore in accordance with FAS No. 5, “Accounting for Contingencies,” we have not recorded an associated liability.

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

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. To date we have not been audited by the Internal Revenue Service, or IRS, or any state income tax jurisdictions.

We have generated net losses since inception and as a result have not owed payments to the IRS for taxes. As of December 31, 2006, our total deferred tax assets were $450.3 million. The deferred tax assets are primarily comprised of federal and state tax net operating loss, or NOL, carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets. Additionally, the future utilization of our NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred. If necessary, the deferred tax assets will be reduced by any carryforwards that expire to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

During the three and nine months ended September 30, 2007, no interest and penalties were recognized in the statement of operations and there was no accrued interest and penalties recognized in the statement of financial position. Our policy will be to recognize interest accrued related to unrecognized tax benefits in tax expenses once we have an associated tax liability.

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

These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially, including but not limited to, operating losses and fluctuations in operating results; capital requirements; regulatory review and approval of our products; special protocol assessment agreement; the conduct and timing of clinical trials; commercialization of products; market acceptance of products; product labeling; concentrated customer base; reliance on strategic partnerships and collaborations; uncertainties in drug development; uncertainties regarding intellectual property; and other risks discussed under the heading “Item 1A. Risk Factors.” You should be aware that the occurrence of any of the events discussed under the heading “Item 1A. Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that, if any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2006, and our unaudited condensed consolidated financial statements for the three months ended September 30, 2007 and other disclosures (including the disclosures under “Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our condensed consolidated financial statements have been prepared in accordance with GAAP and are presented in U.S. dollars.

Overview

The Company

CV Therapeutics, Inc., headquartered in Palo Alto, California, is a biopharmaceutical company focused on the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. We apply advances in molecular biology and genetics to identify mechanisms of cardiovascular diseases and targets for drug discovery.

Major Developments in the third quarter of 2007

In the third quarter of 2007, our total revenues were $19.8 million, an increase of 62% from total revenues of $12.2 million in the third quarter of 2006, and our net loss was $34.2 million, a decrease of 45% from a net loss of $62.7 million in the third quarter of 2006. For the nine months ended September 30, 2007, our total revenues were $60.4 million, an increase of 151% from $24.1 million for the nine months ended September 30, 2006, and our net loss was $146.9 million, a decrease of 29% from $206.3 million for the nine months ended September 30, 2006.

Significant milestones during the third quarter of 2007 were as follows:

•

Net product sales of Ranexa for the quarter ended September 30, 2007 were $18.4 million which represented an increase of 20%, compared to $15.3 million of net product sales revenue recorded in the quarter ended June 30, 2007.

•	In August 2007, we launched the sale of 1000 mg tablets of Ranexa.

•

Based on the results of the MERLIN TIMI-36 study of ranolazine obtained in the first quarter of 2007, we submitted a supplemental new drug application for Ranexa to the division of cardiovascular and renal products of the FDA in September 2007, seeking to modify the existing product labeling and expand the indication to include first line angina treatment.

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

•

In September 2007, we submitted a supplemental new drug application for Ranexa to the division of cardiovascular and renal products of the FDA seeking to modify the existing product labeling and expand the indication to include first line angina treatment. In November 2007, we announced that the FDA requested that we pay a second filing user fee and officially notified us that the metabolism and endocrinology products division of the FDA will undertake a formal review of the diabetes data, as a separate new drug application filing to that division. Specifically, the FDA informed us that a new drug application has been administratively unbundled from the parent new drug application (which is held by the division of cardiovascular and renal products of the FDA) to provide for clinical review by the metabolism and endocrinology products division of the FDA for our proposed labeling change to add reduction of HbA1c in coronary artery disease patients with diabetes to the approved labeling for Ranexa. Assuming that the division of cardiovascular and renal products of the FDA accepts the supplemental new drug application submission for review, and assuming that the metabolism and endocrinology products division of the FDA accepts the new drug application for review, each application would have a filing date of September 27, 2007. Assuming these applications are accepted for review, regulatory action on our application is expected in 2008.

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

Marketed Products

We currently promote Ranexa with our national cardiovascular specialty sales force. Ranexa was approved in the United States in January 2006 for the treatment of chronic angina in patients who have not achieved an adequate response with other antianginal drugs. Ranexa represents the first new pharmaceutical approach to treat angina in the United States in more than 20 years. We launched Ranexa 500 mg tablets in the United States in March 2006, and Ranexa 1000 mg tablets in August 2007.

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

Revenue under our collaborative research arrangements is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front license payments, periodic milestone payments and reimbursements for research activities. For multiple element arrangements, we follow the guidance of EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” For these arrangements, we generally are not able to identify evidence of fair value for the undelivered elements and we therefore recognize any consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the performance period. Up-front or milestone payments which are still subject to future performance requirements are recorded as deferred revenue and are amortized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We reevaluated the performance period for certain collaborative research arrangements in 2005 and 2006, which resulted in an immaterial change in revenues as compared to our original estimate. This performance period was completed in May 2007. We evaluate the appropriate performance period based on research progress attained and certain events, such as changes in the regulatory and competitive environment. Revenues related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed. Cost-sharing payments received from collaborative partners for a proportionate share of our and our partner’s combined R&D expenditures pursuant to the underlying agreement are presented in the condensed consolidated statement of operations as collaborative research revenue.

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

We believe our estimates related to chargebacks, cash discounts and distributor discounts do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time. We believe that product return allowances require a high degree of judgment and are subject to change based on our experience and certain qualitative factors. During the three months ended September 30, 2007, we reduced our estimate for future product returns for the Ranexa 500 mg product, which resulted in our recognizing an additional $1.1 million in net revenue. We believe that our current estimates related to product return allowances are reasonable and appropriate based on current facts and circumstances. We consider rebate accruals to be our most complex estimate, as it involves material amounts, requires a high degree of subjectivity and judgment necessary to account for the accrual estimate and the final amount may not be settled for several quarters. As a result of the uncertainties involved in estimating rebate accruals, there is a higher likelihood that materially different amounts could be reported under different conditions or using different assumptions.

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

All of the aforementioned categories of gross-to-net sales adjustments are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could materially affect our results of operations or financial position. As of September 30, 2007, our condensed consolidated balance sheet reflected estimated gross-to-net sales reserves and accruals totaling approximately $5.5 million.

The following table summarizes revenue allowance activity for the three and nine months ended September 30, 2007 (in thousands):

	Contract Sales Discounts (1)	Product Returns (2)	Cash Discounts	Total
Balance at December 31, 2006	$(1,318)	$(894)	$(116)	$(2,328)
Revenue allowances:
Current period	(1,516)	(575)	(287)	(2,378)
Payments and credits	808	—	265	1,073

Balance at March 31, 2007	$(2,026)	$(1,469)	$(138)	$(3,633)
Revenue allowances:
Current period	(2,373)	(752)	(376)	(3,501)
Payments and credits	1,337	—	339	1,676

Balance at June 30, 2007	$(3,062)	$(2,221)	$(175)	$(5,458)
Revenue allowances:
Current period	(2,503)	(424)	(414)	(3,341)
Payments and credits	1,795	—	403	2,198
Adjustment (3)	—	1,094	—	1,094

Balance at September 30, 2007	$(3,770)	$(1,551)	$(186)	$(5,507)

(1)	Includes certain customary launch related discounts, managed care rebates, Medicaid rebates, chargebacks and distributor discounts

(2)	Reserve for return of expired products

(3)	Adjustment represents a reduction in estimate of future product returns

Changes in actual experience or changes in other qualitative factors could cause our gross-to-net sales adjustments to fluctuate, particularly with our newly launched products. We review the rates and amounts in our gross-to-net sales adjustments each reporting period. If future estimated rates and amounts are significantly greater than those reflected in our recorded reserves, the resulting adjustments to those reserves would decrease our reported net revenues. Conversely, if actual returns, rebates and chargebacks are significantly less than those reflected in our recorded reserves, the resulting adjustments to those accruals or reserves would increase our reported net revenue. If we changed our assumptions and estimates, our gross-to-net sales adjustments would change, which would impact the net revenues we report. For example, we estimate our returns reserved as a percentage of product sales. If we had increased or decreased that returns reserve by 1% in the quarter ended September 30, 2007, the cumulative financial statement impact in that quarter would have been $0.8 million.

We will continue to monitor channel inventory levels and evaluate the risk of returns in future periods. If conditions or other circumstances change we may take actions to revise our estimate of product returns in future periods. For example, during the three months ended September 30, 2007, we reduced our estimate for future product returns for the Ranexa 500 mg product, which resulted in our recognizing an additional $1.1 million of net revenue. This revised estimate was based on limited actual returns from customers since launch, our current assessment of the trends that impact our estimate including percentage of channel inventory reserved, long product dating and industry benchmark data. We believe that our current estimates related to product return allowances are reasonable and appropriate based on our assessment of the qualitative factors considered.

Inventory

Inventory is stated at the lower of cost or market. Our estimate of the net realizable value of our inventories is subject to judgment and estimation. The actual net realizable value of our inventories could vary significantly from our estimates and could have a material effect on our financial condition and result of operations in any reporting period. On a quarterly basis, we analyze our inventory levels to determine whether we have any obsolete, expired or excess inventory. The determination of obsolete, expired or excess inventory requires us to estimate the future demand for Ranexa and consider our manufacturing commitments with third parties. If our current assumptions about future production or inventory levels, demand or competition were to change or if actual market conditions are less favorable than those we have projected, inventory write-downs may be required that could negatively impact our product margins and results of operations. We also review our inventory for quality assurance and quality control issues identified in the manufacturing process and determine if a write-down is necessary. To date, there have been no inventory write-downs.

Clinical Trial Accruals

We record accruals for estimated clinical study costs. Most of our clinical studies are performed by third-party CROs. These costs have been a significant component of external R&D expenses. We accrue costs for clinical studies performed by CROs based on our estimates of work performed during the period, and adjust our estimates, if required after the period, based upon our on-going review of the actual level of activities and costs incurred by the CRO. In many cases, we are also required to estimate the liability associated with any subcontractors that the CRO may have working on our behalf. In the case of large pivotal trials, the subcontractors and activities are typically operating globally, in many countries and in many sites. Accordingly, there is a significant degree of estimation involved in quantifying the accrual for these liabilities, as the complexity and magnitude of the activities and expenses can be significant and detailed study components frequently change during the studies, especially for large pivotal trials.

Stock Based Compensation

Our stock compensation plans permit the granting of restricted stock and/or RSUs. Some of the RSUs provide for immediate acceleration of vesting in the event that we achieve a certain product revenue target over four consecutive quarters. As of September 30, 2007, we reached this revenue target. During the three and nine months ended September 30, 2007, we have recorded $1.3 million and $2.5 million, respectively, of accelerated compensation expense related to the performance-based component of these awards.

Legal Contingencies

As discussed in Note 7, “Litigation,” in the Notes to Condensed Consolidated Financial Statements, we are participating in dispute resolution proceeding with an insurer relating to the settlement of a securities class action lawsuit. We assessed the likelihood of any adverse judgments or outcomes to this legal matter as well as the potential range of reasonably possible loss. As of the balance sheet date at September 30, 2007, we have not recorded an associated liability since the payment of contingent liability is neither probable nor estimable. We have disclosed a range representing a reasonably possible cost of current resolution of the matter under the dispute resolution which is not to exceed $2.25 million, and may be a lesser amount or zero. The nature of this matter is highly uncertain and subject to change. As a result, the amount of our liability for this matter could exceed our current estimate, depending on the final outcome of this matter. An outcome of this matter different than previously estimated could have a material effect on our financial condition or our results of operations.

Restructuring Charges

As defined in FAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146), we record costs and liabilities associated with exit and disposal activities at fair value in the period the liability is incurred. Restructuring charges consist of charges related to employee severance and benefits, contract termination fees and other restructuring related charges. Charges related to employee severance and benefits are determined based on the estimated severance and fringe benefit charge for identified employees. Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities recorded. For the three months ended September 30, 2007, we recorded an additional restructuring charge relating to a sublease of excess leased office space of $1.5 million. This represents the fair value of the lease payments and expenses less sublease income through August 2009. We also reduced our restructuring accrual by $0.1 million based on revised estimates in employee benefits. We will reassess restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities and we will record new restructuring accruals as liabilities are incurred.

The following table summarizes the accrual balance and utilization by cost type for the restructuring (in thousands):

	Excess Facilities Costs		Employee Severance and Benefits	Contract Termination Fees	Other Restructuring Costs	Total
Restructuring charges accrued	$—		$4,291	$804	$272	$5,367
Cash payments	—		(2,257)	(804)	(205)	(3,266)

Balance as of June 30, 2007	—		2,034	—	67	2,101
Restructuring charges accrued	1,517					1,517
Cash payments	(66	)*	(1,876)	—	(64)	(2,006)
Adjustments	—		(109)	—		(109)

Balance as of September 30, 2007	1,451		49	—	3	1,503
Less current portion	(758)		(49)		(3)	(810)

Long-term portion as of September 30, 2007	$693		$—	$—	$—	$693

*	Cash payments less sublease payments received

Results of Operations

Revenues

Revenues and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
Product sales, net	$18.4	$8.2	124%	$45.7	$9.4	386%
Collaborative research	1.3	4.0	(68%)	14.7	13.3	11%
Co-promotion	—	—	*	—	1.4	*

Total revenues	$19.8	$12.2	62%	$60.4	$24.1	151%

*	Calculation not meaningful

The values shown above are exact, which may lead to the appearance of footing errors.

Product sales, net were $18.4 million and $45.7 million in the three and nine months ended September 30, 2007, respectively, compared to product sales of $8.2 million and $9.4 million for each of the same periods in the prior year, respectively. Product sales relate to our sales of Ranexa which was launched in March 2006. The $18.4 million of net product sales for the three months ended September 30, 2007 includes $1.1 million resulting from a reduction in our estimate of future product returns reserve.

The decrease in collaborative research revenue for the three months ended September 30, 2007 was due to lower reimbursable development costs incurred in connection with the completion of our Phase 3 trials of regadenoson undertaken in our collaboration agreement with Astellas, as compared to the same period in the prior year.

The increase in collaborative research revenue for the nine months ended September 30, 2007 was primarily due to a $7.0 million milestone payment we received in June 2007 from Astellas as a result of our submission of a new drug application to the FDA for regadenoson. This was offset partially by a decrease in the amount of reimbursable development costs incurred in connection with the completion of our Phase 3 clinical trials of regadenoson undertaken in our collaboration agreement with Astellas. In December 2006, we announced that the second of two Phase 3 clinical studies of regadenoson met its primary endpoint. A prior identically designed Phase 3 study, completed in 2005, also met its primary endpoint. In May 2007, we submitted a new drug application for regadenoson to the FDA.

We received co-promotion revenue from sales of ACEON®, which we co-promoted with our collaborative partner, Solvay Pharmaceuticals during of the nine months ended September 30, 2006, which totaled $1.4 million. In October 2006, we signed a letter agreement with Solvay Pharmaceuticals that, among other things, terminated our co-promotion agreement with Solvay Pharmaceuticals relating to ACEON®, effective as of November 1, 2006, and we ceased all commercial activities relating to ACEON®.

Cost of Sales

Cost of sales and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
Cost of sales	$2.6	$1.2	117%	$6.6	$1.5	340%

The increase in cost of sales in the three and nine months ended September 30, 2007 compared to the same periods in the prior year correspond primarily to increases in product sales of Ranexa. Cost of sales in the nine months ended September 30, 2007 also included stock-based compensation expense related to accelerated vesting of employee stock options associated with our restructuring in the second quarter of 2007 and validation costs associated with a second-source supplier.

Cost of sales includes the cost of product (the cost to manufacture Ranexa, which includes material, labor and overhead costs) as well as costs of logistics and distribution of the product and a royalty owed to Roche Palo Alto LLC (formerly Syntex (U.S.A) Inc.) (Roche), based on net product revenue (as defined in our license agreement with Roche). Until receiving FDA marketing approval of Ranexa in January 2006, all costs associated with the manufacturing of Ranexa were included in R&D expenses when incurred. Consequently, the cost of manufacturing Ranexa reflected in our total costs and expenses in 2006, and for some period of time thereafter, will not reflect the full cost of production because a portion of the raw materials, labor and overhead costs incurred to produce the product sold were previously expensed. For these reasons, we anticipate that our margin on sales of Ranexa will continue to fluctuate from quarter to quarter during 2007 and for some period of time thereafter. Inventory that was previously expensed was $8.4 million as of September 30, 2007.

In addition to the variable costs referenced above, there are also fixed costs, which include the amortization of product rights of Ranexa. Fixed cost of sales as a percentage of net product revenue are expected to decline as revenues increase (and increase as revenues decrease) due to the changing impact of the fixed cost elements of cost of sales as a percentage of revenues.

Research and Development Expenses

R&D expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
Research and development expenses	$19.1	$32.5	(41%)	$75.0	$97.2	(23%)

The decrease in R&D expenses in the three months ended September 30, 2007 compared to the three months ended for September 30, 2006 was primarily due to lower outside contract service expenses for our clinical trial expenses related to the completion of the MERLIN TIMI-36 study of Ranexa, lower personnel related expenses, lower expenses for our Phase 3 regadenoson studies and lower expenses in other R&D projects.

The decrease in R&D expenses in the nine months ended September 30, 2007 compared to the same period for September 30, 2006 was primarily due to lower outside contract service expenses for our clinical trial expenses related to the completion of the MERLIN TIMI-36 study of Ranexa, lower expenses for our Phase 3 regadenoson studies and lower expenses for other R&D projects. The decrease was partially offset by stock-based compensation expense related to accelerated vesting of employee stock options and the voluntary forfeiture of certain stock appreciation rights in the second quarter of 2007.

R&D expenses decreased 34% in the quarter ended September 30, 2007 compared to the previous quarter. We expect expenses in the fourth quarter to be lower than the first and second quarter of 2007 and comparable to the third quarter of 2007 due to the completion of the MERLIN TIMI-36 clinical study and the second regadenoson Phase 3 study and the reduction in R&D expenditures associated with the restructuring in the second quarter of 2007. However, in the fourth quarter of 2007, we still expect to incur substantial R&D expenses associated with the submission and review of regulatory approval applications in the United States for both Ranexa and regadenoson, as well as in connection with ongoing review of the approval application for ranolazine already submitted to European regulatory authorities. Those projects still represent approximately 50% of our total R&D budget for 2007. We also expect to have ongoing R&D expenses in the future associated with maintaining our current marketing approval of Ranexa.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Ranexa	$9.4	$17.4	$35.0	$51.5
Regadenoson	2.4	5.3	12.7	18.6
Other projects	7.3	9.8	27.3	27.1

Research and development	$19.1	$32.5	$75.0	$97.2

Selling, General and Administrative Expense

Selling, general and administrative expenses (SG&A) and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
Selling, general and administrative expenses	$30.6	$42.7	(28%)	$119.5	$134.3	(11%)

The decrease in SG&A expenses in the three months ended September 30, 2007 compared to the same period for September 30, 2006 was primarily due to lower sales and marketing expense to promote Ranexa, a reduction of personnel related expenses associated with our restructuring in the second quarter of 2007, and lower sales and marketing expenses relating to ACEON®, which we no longer co-promote.

The decrease in SG&A expenses in the nine months ended September 30, 2007 compared to the same period for September 30, 2006 was primarily due to lower sales and marketing expenses relating to ACEON®, which we no longer co-promote, lower sales and marketing expenses to promote Ranexa, and a reduction of field personnel related expenses associated with our restructuring in the second quarter of 2007, offset by stock-based compensation expense related to accelerated vesting of employee stock options and the voluntary forfeiture of certain stock appreciation rights.

SG&A expenses decreased 34% in the quarter ended September 30, 2007 compared to the prior quarter. We expect our SG&A expenses in the fourth quarter to be lower than the first quarter and second quarter of 2007 and comparable to the third quarter of 2007, as a result of significant reorganization of the company’s field sales organization in the second quarter of 2007.

Restructuring Charges

Restructuring charges and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
Restructuring charges	$1.4	$—	*	$6.8	$—	*

*	Calculation not meaningful

In May 2007, we initiated a restructuring to lower annual operating expenses through significant optimization of our field sales organization, enhanced focus of R&D activities and reductions in SG&A spending. The restructuring included the elimination of 138 positions, of which 85 were part of the field sales organization and 53 were part of Palo Alto headquarters. As part of the restructuring, we incurred charges related to contract termination and other restructuring related charges such as professional fees. For the three months ended September 30, 2007, we recorded an additional restructuring charge related to a sublease of excess leased office space of $1.5 million. This represents the fair value of the lease payments and expenses less sublease income through August 2009. We also reduced our restructuring accrual by $0.1 million in the three months ended September 30, 2007 based on revised estimates in employee benefits. For the nine months ended September 30, 2007, we recorded $6.8 million associated with this restructuring. There were no comparable expenses for the three or nine months ended September 30, 2006.

Interest and Other Income, Net

Interest and other income, net and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
Interest and other income, net	$2.8	$4.6	(39%)	$10.1	$12.1	(17%)

The decrease in interest and other income, net in the three and nine months ended September 30, 2007 compared to the same periods in September 30, 2006 was primarily due to lower interest income due to lower investment balances and lower bond premium amortization.

We expect interest and other income, net to fluctuate in the future with changes in average investment balances and market interest rates.

Interest Expense

Interest expense and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
Interest expense	$3.2	$3.2	0%	$9.5	$9.5	0%

Interest expense in the three and nine months ended September 30, 2007 compared to the same periods in 2006 was flat due to constant average convertible subordinated note balances.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FAS 109, “Accounting for Income Taxes” (FAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. The interpretation applies to all tax positions accounted for in accordance with FAS 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 on January 1, 2007 did not have a material impact on our financial results.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. To date we have not been audited by the IRS or any state income tax jurisdictions.

We have generated net losses since inception and as a result have not owed payments to the IRS for taxes. As of December 31, 2006, our total deferred tax assets were $450.3 million. The deferred tax assets are primarily comprised of federal and state tax net operating loss (NOL) carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets. Additionally, the future utilization of our NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred. If necessary, the deferred tax assets will be reduced by any carryforwards that expire to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

Liquidity and Capital Resources

	As of
(in millions)	September 30, 2007	December 31, 2006
Cash, cash equivalents and marketable securities	$194.8	$325.2

	Nine months ended September 30,
	2007	2006
Cash flows:
Net cash used in operating activities	$(140.2)	$(214.7)
Net cash provided by investing activities	$136.0	$146.6
Net cash provided by financing activities	$10.8	$125.5

We have financed our operations since inception primarily through public offerings and private placements of debt and equity securities and payments under corporate collaborations.

As of September 30, 2007, we had cash, cash equivalents and marketable securities of $194.8 million, compared to $325.2 million at December 31, 2006. We expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercial activities for at least 12 months. Our estimates of future capital use are uncertain, and changes in our revenues, operating profit and loss, commercialization plans, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. In May 2007, we initiated a restructuring plan to lower annual operating expenses. We expect to maintain a level of operating expenses, not including cost of sales, of approximately $50 million per quarter in the quarter that ends December 31, 2007 and into 2008. Based on growth in sales of our approved product Ranexa at the levels seen in 2007 and assuming approval and launch of our product candidate regadenoson in 2008, we expect total top line revenues to exceed $100 million in 2008. However, we do not expect to generate sufficient revenues through our marketing and sales of Ranexa in the near term to achieve profitability or to fully fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. Thus we will likely require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships or licensing arrangements in order to continue our research, development and commercialization activities. Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may among other things have to delay, scale back or eliminate some or all of our R&D programs and/or commercialization activities.

In April 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd. (Azimuth), which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement ends May 1, 2009. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. In 2006, Azimuth purchased an aggregate 2,744,118 shares for gross proceeds of approximately $39.8 million under the purchase agreement. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 6,266,286 shares remaining for sale under the purchase agreement were sold at the $8.98 closing price of our common stock on September 28, 2007 (and assuming that Azimuth agreed to purchase our common stock at this price), the additional aggregate net proceeds, assuming the largest possible discount, that we could receive under the purchase agreement with Azimuth would be approximately $52.9 million.

Net cash used in operating activities was $140.2 million for the nine months ended September 30, 2007, and resulted primarily from our net loss and changes in accrued and other liabilities primarily related to payments to our clinical trial vendors related to the MERLIN TIMI-36 clinical study and year-end payouts for certain compensation-related accruals and accounts payable, cash used in inventory production, and increases in accounts receivable. These were offset in part by changes in non-cash expenses primarily related to stock-based compensation, which was largely related to the accelerated option vesting and the voluntary SAR cancellation that occurred in the second quarter of 2007, depreciation and decreases to prepaid and other current assets. Net cash used in operating activities was $214.7 million for the nine months ended September 30, 2006, and resulted primarily from our net loss and changes in accrued and other liabilities, other assets and inventory. These were offset in part by changes in non-cash expenses primarily related to stock-based compensation, depreciation and impairment recognized for unrealized loss on marketable securities.

Net cash provided by investing activities of $136.0 million in the nine months ended September 30, 2007 consisted primarily of maturities and sales of marketable securities of $151.9 million offset by purchases of securities available for sale of $13.6 million and capital expenditures of $2.3 million. Net cash provided by investing activities of $146.6 million in the nine months ended September 30, 2006 consisted primarily of maturities and sales of marketable securities of $204.3 million, offset by purchases of available-for-sale securities of $45.9 million, capital expenditures of $7.8 million and purchase of a convertible note from a collaboration partner of $4.0 million.

Net cash provided by financing activities of $10.8 million in the nine months ended September 30, 2007 was related to changes in the restricted cash balance associated with interest payments on our debt and net proceeds from stock issued through our ESPP and exercises of employee stock options. Net cash provided by financing activities of $125.5 million in the nine months ended September 30, 2006 was primarily due to net proceeds of approximately $92.2 million from the sale of 10,350,000 shares of common stock in our August 2006 public offering, net proceeds of approximately $19.8 million from the sale of 1,080,828 shares of common stock to Azimuth and changes in restricted cash of $8.2 million.

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

Contractual Obligations and Significant Commercial Commitments

The following summarizes our contractual obligations and the periods in which payments are due as of September 30, 2007 (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Convertible notes (1) (2)	$3.1	$11.0	$11.0	$109.0	$9.0	$311.3	$454.4
Manufacturing obligations (3)	2.2	2.8	1.3	—	—	—	6.3
Operating leases (4)	2.7	12.9	13.3	15.1	15.4	22.6	82.0

	$8.0	$26.7	$25.6	$124.1	$24.4	$333.9	$542.7

(1)	“Convertible notes” consist of principal and interest payments on our 2.0% senior subordinated convertible debentures due 2023, our 2.75% senior subordinated convertible notes due 2012 and our 3.25% senior subordinated convertible notes due 2013.

(2)	The holders of our 2.0% senior subordinated convertible debentures due 2023, at their option, may require us to purchase all or a portion of their debentures on May 16, 2010, May 16, 2013 and May 16, 2018, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. The principal for these debentures is shown in the “2010” column.

(3)	“Manufacturing obligations” include significant non-cancelable orders and minimum commitments under our agreements related to the manufacturing of Ranexa.

(4)	“Operating leases” consists of minimum lease payments related to real estate leases for our facilities covering 186,000 square feet less payments received for the sublease of 10,740 square feet. These leases expire between February 2008 and April 2016. One of the leases is secured by a $6.0 million irrevocable letter of credit. The sublease agreement expires August 2009.

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

Under our license and settlement agreement with another vendor, we are obligated to pay this vendor $4 per kilogram on bulk ranolazine manufactured until the total amount paid reaches $12.0 million. As of September 30, 2007, we have paid $5.5 million to this vendor.

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

Risks and Uncertainties Related to Our Future Capital Requirements

As of September 30, 2007, we had cash, cash equivalents and marketable securities of $194.8 million, compared to $325.2 million at December 31, 2006. We expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercial activities for at least 12 months. Our estimates of future capital use are uncertain, and changes in our commercialization plans, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. In May 2007, we initiated a restructuring plan to lower annual operating expenses. We expect to maintain a level of operating expenses, not including cost of sales, of approximately $50 million per quarter in the quarter that ends December 31, 2007 and into 2008. We do not expect to generate sufficient revenues through our marketing and sales of Ranexa in the near term to achieve profitability or to fully fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. Thus we will likely require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships or licensing arrangements in order to continue our research, development and commercialization activities. Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may among other things have to delay, scale back or eliminate some or all of our R&D programs and/or commercialization activities.

In April 2006, we entered into a common stock purchase agreement with Azimuth which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount as provided under the purchase agreement. In 2006, Azimuth purchased an aggregate 2,744,118 shares for gross proceeds of approximately $39.8 million under the purchase agreement. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 6,266,286 shares remaining for sale under the purchase agreement were sold at the $8.98 closing price of our common stock on September 28, 2007 (and assuming that Azimuth agreed to purchase our common stock at this price), the additional aggregate net proceeds, assuming the largest possible discount, that we could receive under the purchase agreement with Azimuth would be approximately $52.9 million.

We have experienced significant operating losses since our inception in 1990, including net losses of $146.9 million for the nine months ended September 30, 2007, $274.3 million in 2006, $228.0 million in 2005 and $155.1 million in 2004. As of September 30, 2007, we had an accumulated deficit of $1,233.7 million. The process of developing and commercializing our products requires significant R&D work, including preclinical testing and clinical trials, as well as regulatory submissions and approvals, significant marketing and sales efforts and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. To date, the revenues we have recognized relating to our only approved product, Ranexa, have been limited and have not been sufficient for us to achieve profitability or fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. The revenues that we expect to recognize for the foreseeable future relating to Ranexa will not be sufficient for us to achieve or sustain profitability or maintain operations at our current levels or at all.

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

Our future capital requirements and our ability to raise capital in the future will depend on many other factors, including our product revenues, the costs of commercializing our products, progress in our R&D programs, the size and complexity of these programs, the timing, scope and results of preclinical studies and clinical trials, our ability to establish and maintain collaborative partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing commercial and clinical materials and other factors not within our control. If we are not able to obtain FDA approval of application(s) based on the MERLIN TIMI-36 clinical trial data and results, or if the FDA approves revised product labeling that continues to contain prominent cautionary wording regarding the use of the product, our ability to generate product revenues, our ability to raise additional capital and our ability to maintain our current levels of research, development and commercialization activities will all be materially impaired. Insufficient funds may require us to delay, scale back or eliminate some or all of our research, development or commercialization programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern.

Other Information

In September 2007, in accordance with Nasdaq Marketplace Rule 4350, we granted 14 non-executive employees inducement stock options covering an aggregate of 23,600 shares of common stock under our 2004 Employment Commencement Incentive Plan. These inducement stock options are classified as non-qualified stock options with an exercise price equal to the fair market value on the grant date. The option grants have a ten-year term and vest over four years as follows: 20% of these options will vest on the date one year from the optionee’s hire date, 20% of the options will vest in monthly increments during each of the second and third years, and 40% of the options will vest in monthly increments during the fourth year (in all cases subject to the terms and conditions of our 2004 Employment Commencement Incentive Plan).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not use derivative financial instruments. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer except for U.S. government securities. We are averse to principal loss and strive to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and marketable securities as “fixed-rate” if the rate of return on such instruments remains fixed over their term. These “fixed-rate” investments include U.S. government securities, commercial paper, asset backed securities, corporate bonds and foreign bonds. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates. We classify our cash equivalents and marketable securities as “variable-rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. As of September 30, 2007, there were no material changes in these market risks since December 31, 2006.

Our long-term debt at September 30, 2007 includes $100.0 million of our 2.0% senior subordinated convertible debentures due May 2023, $150.0 million of our 2.75% senior subordinated convertible notes due May 2012, and $149.5 million of our 3.25% senior subordinated convertible notes due August 2013. Interest on the 2.0% senior subordinated convertible debentures is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 2.75% senior subordinated convertible notes is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 3.25% senior subordinated convertible notes due 2013 is fixed and payable semi-annually on February 16 and August 16 each year. All the notes and debentures are convertible into shares of our common stock at any time prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events.

The table below presents the amounts and related average interest rates of our investment portfolio and our long-term debt as of September 30, 2007:

($ in thousands)	Average Interest Rate	Estimated Market Value
Cash equivalents:
Fixed rate	5.46%	$27,454
Variable rate	5.18%	56,163
Marketable securities portfolio:
Fixed rate (mature in 2007)	4.29%	24,784
Fixed rate (mature in 2008)	4.84%	59,578
Variable rate (mature in 2008)	5.16%	2,001
Fixed rate (mature in 2009)	5.18%	24,193
Long-term debt:
Senior subordinated convertible debentures due 2023	2.00%	87,880
Senior subordinated convertible notes due 2012	2.75%	83,500
Senior subordinated convertible notes due 2013	3.25%	80,880

Foreign Currency Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our European subsidiary in the United Kingdom. At the end of each reporting period, expenses of the subsidiary are remeasured into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are remeasured into U.S. dollars using either historical rates or the exchange rate in effect at the end of the period. Additionally, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies. In particular, we have foreign expenses associated with our clinical studies, such as the MERLIN-TIMI 36 clinical trial of Ranexa. We currently do not hedge against this foreign currency risk. Fluctuations in exchange rates may impact our financial condition and results of operations. For the three and nine months ended September 30, 2007, we incurred $2.1 million and $10.0 million, respectively, of non-U.S. dollar expenses. For the three and nine months ended September 30, 2006, we incurred $5.6 million and $14.6 million of non-U.S. dollar expenses, respectively. As reported in U.S. dollars, our foreign currency losses for the three and nine months ended September 30, 2007 were approximately $20,000 and $0.2 million, respectively. Foreign currency losses for the three and nine months ended September 30, 2006 were $0.1 million and $0.3 million, respectively.

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

We have experienced significant operating losses since our inception in 1990, including net losses of $146.9 million for the nine month period ended September 30, 2007, $274.3 million in 2006, $228.0 million in 2005 and $155.1 million in 2004. As of September 30, 2007, we had an accumulated deficit of $ 1,233.7 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. To date, the product revenues we have recognized, including those relating to our only approved product, Ranexa® (ranolazine extended release tablets), have been limited, and have not been sufficient for us to achieve profitability or fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. The revenues that we expect to recognize for the foreseeable future relating to Ranexa may not be sufficient for us to achieve or sustain profitability or maintain operations at our current levels or at all.

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

•

whether or not the division of cardiovascular and renal products of the FDA decides to accept the supplemental new drug application submission for Ranexa for review, whether or not the metabolism and endocrinology products division of the FDA decides to accept the new drug application for the Ranexa diabetes data for review, and whether or not the FDA approves these applications;

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

As of September 30, 2007, we had cash, cash equivalents and marketable securities of $194.8 million, compared to $325.2million at December 31, 2006. We expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercialization activities for at least 12 months. However, our estimates of future capital use are uncertain, and changes in our commercialization plans, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. We expect to maintain a level of operating expenses, not including cost of sales, of approximately $50 million per quarter in the quarter that ends December 31, 2007 and into 2008.

In May 2007, we initiated a restructuring plan to lower annual operating expenses, through significant optimization of our field sales organization, enhanced focus of R&D activities and reductions in selling, general and administrative spending. The restructuring plan included the elimination of 138 positions, of which 85 were part of the field sales organization and 53 were part of Palo Alto headquarters. In 2007, we still expect to incur substantial R&D expenses in connection with the supplemental new drug application for Ranexa (as well as the new drug application that has been administratively unbundled from the supplemental new drug application) we submitted to the FDA in September 2007, and in connection with the new drug application for regadenoson we filed with the FDA in May 2007, as well as in connection with ongoing review of the marketing approval application for ranolazine submitted to European regulatory authorities in late 2006.

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

•

whether or not the division of cardiovascular and renal products of the FDA decides to accept the supplemental new drug application submission for Ranexa for review, whether or not the metabolism and endocrinology products division of the FDA decides to accept the new drug application for the Ranexa diabetes data for review, and whether or not the FDA approves these applications;

•	the timing, scope and results of preclinical studies and clinical trials;

•	the costs of commercializing our products, including marketing, promotional and sales costs, product pricing and discounts, rebates and product return rights extended to customers;

•	the costs of manufacturing or obtaining preclinical, clinical and commercial materials;

•	the size and complexity of our programs;

•	the time and costs involved in obtaining and maintaining regulatory approvals;

•

our ability to establish and maintain strategic collaborative partnerships, such as our arrangement with Astellas relating to regadenoson (including Astellas’s level of promotional activity and degree of success, if any, in gaining market acceptance for regadenoson, if approved and launched, and in convincing physicians to switch from its current pharmacologic stress agent for use in myocardial perfusion imaging studies, Adenoscan® (adenosine injection) or other agents to regadenoson);

•	competing technological and market developments;

•	the costs involved in filing, prosecuting, maintaining and enforcing patents; and

•	progress in our research and development programs.

In April 2006, we entered into a common stock purchase agreement with Azimuth which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement ends May 1, 2009, and in 2006 Azimuth purchased an aggregate of 2,744,118 shares for proceeds, net of issuance costs, of approximately $39.8 million under the purchase agreement. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 6,266,286 shares remaining for sale under the purchase agreement were sold at the $8.98 closing price of our common stock on September 28, 2007 (and assuming that Azimuth agreed to purchase our common stock at this price), the additional aggregate net proceeds, assuming the largest possible discount, that we could receive under the purchase agreement with Azimuth would be approximately $52.9 million.

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

We launched Ranexa in the United States market in March 2006 and recognized revenues from sales of Ranexa for the first time in the quarter ended June 30, 2006. Ranexa is currently our only commercial product, and we expect that Ranexa will account for all of our product sales at least for the next several years, unless we obtain rights to other approved products. In order for us to successfully commercialize Ranexa, our sales of Ranexa must increase significantly from current levels. We continue to spend significant amounts of capital in connection with the commercialization of Ranexa, and we continue to invest significant amounts of capital in the development of Ranexa, including in connection with the review of the supplemental new drug application for Ranexa (as well as the new drug application that has been administratively unbundled from the supplemental new drug application) that we submitted in the United States in September 2007, and in connection with on-going review of the marketing approval application for ranolazine submitted to European regulatory authorities in late 2006.

Our continued substantial investments in Ranexa are based in part on market forecasts, which are inherently uncertain. Market forecasts are particularly uncertain in the case of Ranexa because Ranexa is a new product with a novel mechanism of action and is the first new drug therapy for chronic angina in the United States in over twenty years. In addition, we announced significant operating expense reductions in May 2007, which included significant reductions in the field sales organization and headquarters sales and marketing personnel and significant reductions in sales and marketing program expenditures. We significantly reduced the number of sales territories (from approximately 250 to approximately 145), which has resulted in less overall coverage for our sales territories in the aggregate as well as larger territories for many sales personnel. If we fail to significantly increase our level of Ranexa sales, our ability to generate product revenues, our ability to raise additional capital and our ability to maintain our current levels of research, development and commercialization activities will all be materially impaired, and the price of our common stock will decline. As a result, the success of our company is largely dependent on the success of Ranexa.

Our success in commercializing Ranexa in key territories such as the United States and Europe is likely to depend on our ability to enter into one or more strategic arrangements relating to the product. The negotiation, consummation and implementation of strategic arrangements relating to pharmaceutical products are complex and time-consuming, and assuming that we seek strategic arrangements relating to the product in key territories, we may not be able to reach mutually acceptable terms, which may delay or prevent us from achieving or maximizing successful commercialization of the product in one or more key territories.

For example, we believe that the product may have potential in the general practitioner market in the United States if, for example, the FDA approves Ranexa as first-line therapy for patients suffering from chronic angina as contemplated under our special protocol assessment agreement with the FDA relating to the MERLIN TIMI-36 clinical study, as well as if the FDA approves adding reduction of HbA1c in coronary artery disease patients with diabetes to the product labeling. However, we do not presently have the resources to market and promote in broad markets in the United States, and the revenues we expect to recognize for the foreseeable future from Ranexa may not be sufficient for us to reach broader markets on our own. As a result we may be dependent on being able to enter into one or more strategic partnership, collaboration and/or co-promotion arrangements in order to reach broader markets in the United States, and we may not be able to successfully enter into any such arrangement with third parties on terms that are favorable to us, if at all. In addition, under any such arrangement, our future revenues for Ranexa may depend heavily on the success of any such third party and we may have limited or no control over their resources and activities.

With regards to the potential European market for ranolazine, we have only very limited personnel in Europe and at the present time we do not have the resources to commercialize ranolazine in Europe on our own. In late 2006 we submitted a marketing approval application for ranolazine to the European regulatory authorities. However, the cost of goods for ranolazine (which includes a royalty we owe to Roche on sales of the product) may make it challenging or prohibitive to profitably commercialize the product in one or more key countries in Europe, if it is approved by European regulatory authorities, in light of various national price control arrangements. We will be dependent on being able to enter into one or more strategic partnership, collaboration and/or co-promotion arrangements in order to reach the European market, and we may not be able to successfully enter into any such arrangement with third parties on terms that are favorable to us, if at all. In addition, under any such arrangement, our future revenues for ranolazine in Europe would depend heavily on the success of any such third party and we may have limited or no control over their resources and activities under any such arrangement.

While we have negotiated a special protocol assessment agreement with the FDA relating to the MERLIN TIMI-36 clinical study of Ranexa, this agreement does not guarantee any particular regulatory outcome from regulatory review of the study or the product, including any changes to product labeling or approvals.

Our MERLIN TIMI-36 clinical trial was a large clinical study of Ranexa which enrolled approximately 6,500 patients. We obtained and announced initial data and results from the trial in March 2007, which showed that the study did not meet the primary efficacy endpoint relating to treatment of acute coronary syndromes (ACS), a potential new indication, despite an overall trend favoring Ranexa for the composite primary endpoint of cardiovascular death, myocardial infarction and recurrent ischemia. These results also showed that Ranexa did not have a significant effect on the rate of cardiovascular death or myocardial infarction, individually or as a composite, but the cumulative incidence of recurrent ischemia was significantly lower in patients receiving Ranexa, compared to patients receiving placebo. The initial data and results obtained in March 2007 also showed no adverse trend in death or arrhythmias in patients receiving Ranexa. The primary results from the MERLIN TIMI-36 clinical study were published in the scientific literature in April 2007. Analysis of additional data and results from the MERLIN TIMI-36 study is ongoing.

In 2004 we reached written agreement with the division of cardiovascular and renal products of the FDA on a special protocol assessment agreement for the MERLIN TIMI-36 clinical trial of Ranexa. The FDA’s special protocol assessment process is used to create a written agreement between the sponsoring company and the FDA regarding clinical trial design, clinical endpoints, study conduct, data analyses and other clinical trial matters. It is intended to provide assurance that if pre-specified trial results are achieved, they may serve as the primary basis for an efficacy claim in support of a new drug application. However, a special protocol assessment agreement is not a guarantee of a product approval, or of any labeling claims about the product. For example, a special protocol assessment agreement is not binding on the FDA if public health concerns unrecognized at the time the agreement was entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if the sponsor company fails to comply with the agreed upon trial protocols.

Under our special protocol assessment agreement with the FDA relating to the MERLIN TIMI-36 clinical study, if this study had met its primary efficacy endpoint, it could have resulted in approval of Ranexa for the treatment and long-term prevention of ACS. However, based on the MERLIN TIMI-36 data and results, which showed that the study did not meet its primary efficacy endpoint, we do not plan to submit a new drug application with the FDA seeking approval for Ranexa (including any intravenous formulation of the product) for the treatment of ACS.

Also under our special protocol assessment agreement with the FDA relating to the MERLIN TIMI-36 clinical study, the division of cardiovascular and renal products of the FDA agreed that this study could support potential approval of Ranexa as first-line therapy for patients suffering from chronic angina if treatment with Ranexa is not associated with an adverse trend in death and arrhythmia compared to placebo, even if statistical significance for the primary efficacy endpoint in the study is not achieved. The term “no adverse trend in death and arrhythmia” is not defined in the special protocol assessment agreement, and the FDA will interpret this aspect of the special protocol assessment agreement in the context of the data and results from the MERLIN TIMI-36 study. We believe the MERLIN TIMI-36 data and results should support expansion of the existing Ranexa approved indication to include first-line treatment of angina, in accordance with our special protocol assessment agreement with the FDA, and we submitted a supplemental new drug application to the division of cardiovascular and renal products of the FDA in September 2007 seeking approval to modify the existing product labeling to expand the product indication to include first-line angina treatment, to reduce cautionary language and to obtain other product labeling changes for the product. Of course, the FDA retains significant latitude and discretion in interpreting the terms of any special protocol assessment agreement, as well as in interpreting the data and results from any study that is the subject of such an agreement, such as the MERLIN TIMI-36 clinical study. As a result, the existence of our special protocol assessment agreement with the division of cardiovascular and renal products of the FDA relating to the MERLIN TIMI-36 clinical trial is not a guarantee of approval of the supplemental new drug application we submitted in September 2007.

Similarly, the existence of this special protocol assessment agreement is not a guarantee of particular labeling claims relating to product safety, such as the reduced cautionary wording we are seeking, or product efficacy, such as reductions in anti-diabetic parameters or ventricular arrhythmias. In November 2007, we announced that the FDA requested that we pay a second filing user fee and officially notified us that the metabolism and endocrinology products division of the FDA will undertake a formal review of the diabetes data, as a separate new drug application filing to that division. Specifically, the FDA informed us that a new drug application has been administratively unbundled from the parent new drug application (which is held by the division of cardiovascular and renal products of the FDA) to provide for clinical review by the metabolism and endocrinology products division of the FDA of our proposed labeling change to add reduction of HbA1c in coronary artery disease patients with diabetes to the approved labeling for Ranexa. We do not have any special protocol assessment agreement in place with the metabolism and endocrinology products division of the FDA.

Assuming that the division of cardiovascular and renal products of the FDA decides to accept the supplemental new drug application submission for review, and assuming that the metabolism and endocrinology products division of the FDA decides to accept the new drug application for review, each application would have a filing date of September 27, 2007. In connection with these applications, assuming they are each accepted for review we expect that the FDA divisions will review all the safety data and results from the MERLIN TIMI-36 study (including those relating to death and arrhythmia) and other studies included in the applications, and that the FDA will exercise its broad regulatory discretion in interpreting these data and results, as well as the terms of the special protocol assessment agreement, in determining whether the data and results demonstrate that Ranexa is not associated with an adverse trend in death and arrhythmia, and in determining whether to approve the product for first-line therapy for chronic angina patients, whether to reduce cautionary language in the product labeling, whether to add reduction of HbA1c in coronary artery disease patients with diabetes to the product labeling, whether to add labeling related to reductions in ventricular arrhythmias, and what other labeling changes to allow, if any. As a result of these various factors, uncertainty remains as to whether the MERLIN TIMI-36 study will support a potential approval of Ranexa as first-line therapy for patients suffering from chronic angina and what labeling changes, if any, will result. Even if the FDA approves the supplemental new drug application (as well as the separate new drug application that has been administratively unbundled from the supplemental new drug application) submitted in September 2007, we would not have FDA-approved modified labeling that we can use for promotional purposes until mid-2008 (assuming that the FDA accepts our supplemental new drug application and new drug application for review and provides its approval(s) at the end of one standard review cycle).

The special protocol assessment agreement with the FDA also requires that we successfully complete a clinical evaluation of higher doses of Ranexa before any potential approval of Ranexa as first-line therapy for patients suffering from chronic angina. We have completed a clinical evaluation of higher doses of Ranexa, and we believe that the data and results from this separate study will satisfy this additional special protocol assessment requirement. These data and results were submitted to the FDA for review in our supplemental new drug application submitted to the division of cardiovascular and renal products of the FDA, and we do not know if the FDA will agree that this aspect of the special protocol assessment agreement has been satisfied.

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

Depending on the results of the FDA’s decisions regarding whether to accept for review, and whether or not to approve, our supplemental new drug application (as well as the separate new drug application that has been administratively unbundled from the supplemental new drug application) submitted in September 2007, as well as the decisions of the FDA review divisions with respect to any labeling modifications, our ability to generate product revenues, raise additional capital, and maintain our current levels of research, development and commercialization activities could be materially negatively affected. If the FDA does not approve our applications, our continued ability to commercialize Ranexa could be seriously impaired or stopped altogether.

Ranexa may not achieve market acceptance or generate revenues.

Ranexa is currently our only approved product. If Ranexa fails to achieve broader market acceptance than it has to date, our product sales and our ability to maintain our current levels of research, development and commercialization activities, as well as our ability to become profitable in the future, will all be adversely affected. Many factors may affect the rate and level of market acceptance of Ranexa in the United States, including:

•	product labeling;

•	our product marketing, promotion, distribution sales and pricing strategies and programs and the effectiveness of our sales and marketing efforts;

•	our ability to provide acceptable evidence of the product’s safety, efficacy, cost-effectiveness and convenience compared to that of competing products or therapies;

•	new data or adverse event information relating to the product or any similar products, especially our MERLIN TIMI-36 clinical trial of Ranexa;

•

regulatory actions resulting from new data or information or other factors, especially the FDA’s actions relating to our supplemental new drug application (as well as the new drug application that has been administratively unbundled from the supplemental new drug application) submitted in September 2007, in which we are seeking to modify the existing product labeling to expand the product indication to include first-line angina treatment, to reduce cautionary language, to add reduction of HbA1c in coronary artery disease patients with diabetes to the product labeling, and to make other product labeling changes;

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

•	patient and physician satisfaction with the product;

•	publicity concerning the product or similar products;

•	the introduction, availability and acceptance of alternative or competing treatments, including lower-priced generic products;

•

the availability and level of third-party reimbursement for the product, including the ability to gain formulary acceptance and favorable formulary positioning, without prior authorizations or step-edits, for the product on government and managed care formularies and the discounts and rebates offered in return;

•	our ability to satisfy post-marketing safety surveillance responsibilities and safety reporting requirements;

•

whether regulatory authorities impose risk management programs on the product, which can vary widely in scope, complexity and impact on market acceptance of a product, and can include education and outreach programs, controls on the prescribing, dispensing or use of the product, and/or restricted access systems;

•

the continued availability of third parties to manufacture and distribute the product and product samples for us on acceptable terms, and their continued ability to manufacture commercial-scale quantities of the product successfully and on a timely basis;

•	the size of the overall market for the product;

•	the outcome of patent or product liability litigation, if any, related to the product;

•	regulatory developments relating to the development, manufacture, commercialization or use of the product; and

•	changes in the regulatory or business environment.

For example, we believe that the currently approved product labeling for Ranexa has had and will continue to have a direct impact on our marketing, promotional and sales programs for this product, and has adversely affected market acceptance of this product. For example, the current approved product labeling for Ranexa contains contraindications and warnings regarding a potential safety risk of QT prolongation and a type of fatal arrhythmia, among other potential risks. In addition, the current indication statement in the labeling states that because Ranexa prolongs the QT interval in a dose-dependent manner, the product should be reserved for use in chronic angina patients who have not achieved an adequate response with other antianginal drugs, and should be used in combination with other common antianginal treatments, specifically amlodipine, beta-blockers or nitrates. Based on the MERLIN TIMI-36 clinical study results, we submitted a supplemental new drug application with the FDA in September 2007 seeking to modify the existing product labeling to expand the indication to include first-line angina treatment and reduce cautionary language. However, we do not know if the FDA will accept for review, or will approve, our supplemental new drug application (or the new drug application that has been administratively unbundled from the supplemental new drug application). Even if the FDA does approve our supplemental new drug application (and the new drug application that has been administratively unbundled from the supplemental new drug application), we will not have FDA-approved modified labeling that we can use for promotional purposes until mid-2008 (assuming that the FDA accepts the applications for review and provides approvals at the end of one standard review cycle). Even if the FDA approves modified product labeling for Ranexa that provides for first-line angina treatment with reduced cautionary wording and other labeling improvements such as a reduction of HbA1c in coronary artery disease patients with diabetes, we may not be able to significantly increase sales of Ranexa with the resources available to us.

In addition, we believe that physician prescribing patterns are substantially affected by their perceptions of a product, particularly a new product such as Ranexa. We believe that many physicians’ perceptions of Ranexa have been negatively impacted by the currently approved product labeling for Ranexa. Even if the FDA approves modified product labeling for Ranexa that provides for first-line angina treatment with reduced cautionary wording and other labeling improvements, such as a reduction of HbA1c in coronary artery disease patients with diabetes, favorably modifying physician perceptions for the product may prove very difficult for us with the resources available to us, which would impact product acceptance and revenues over time.

We must submit all promotional materials to the FDA at the time of first use, including in connection with any potential FDA approval of the supplemental new drug application we submitted in September 2007. If the FDA raises concerns regarding our proposed or actual promotional materials, we may be required to modify or discontinue using them and provide corrective information to healthcare practitioners. We do not know whether our promotional materials will allow us to effectively promote Ranexa with healthcare practitioners and managed care audiences. For example, the current approved product labeling states that the mechanism of action of Ranexa is unknown, which may make it difficult for us to address potential questions and concerns regarding the product such as safety concerns.

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

In addition to direct competition, our products will also have to compete against the promotional efforts for other products in order to be noticed by physicians and patients. The level of promotional effort in the pharmaceutical and biopharmaceutical markets has increased substantially over time. Market acceptance of our products will be affected by the level of promotional effort that we are able to provide. The level of our promotional efforts will depend in part on our ability to train, deploy and retain an effective sales and marketing organization, as well as our ability to secure additional financing. We cannot assure you that the level of promotional effort that we will be able to provide for our products or the levels of additional financing we are able to secure, if any, will be sufficient to obtain market acceptance of our products. We may also be hampered in our promotional efforts by a lack of familiarity with our company and our products among healthcare practitioners in the United States.

The commercialization of our products is substantially dependent on our ability to develop effective sales and marketing capabilities.

Our successful commercialization of Ranexa in the United States depends on our ability to maintain an effective sales and marketing organization in the United States. We have hired, trained and deployed our first sales force, which is a national cardiovascular specialty sales force, and which began promoting Ranexa in March 2006.

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

We may increase or decrease the size of our sales force in the future, or change territory alignments in the future, depending on many factors, including the effectiveness of the sales force, the level of market acceptance of Ranexa, whether the FDA accepts and reviews our supplemental new drug application (and the new drug application that has been administratively unbundled from the supplemental new drug application) submitted in September 2007 and the results of any such regulatory reviews, and any partnering arrangements we may enter into from time to time. Developing and implementing key marketing messages and programs, as well as deploying, retaining and managing a national sales force and additional personnel, is very expensive, complex and time-consuming. We do not know if our marketing strategies and programs will be effective. We also do not know if our sales force is sufficient in size, scope or effectiveness to compete successfully in the marketplace and gain acceptance for Ranexa. Among other factors, we may not be able to gain sufficient access to healthcare practitioners, which would have a negative effect on our ability to promote Ranexa and gain market acceptance. Even if we gain access to healthcare practitioners, we may not be able to change prescribing patterns in favor of Ranexa. For example, our marketing and sales efforts relating to ACEON® (perindopril erbumine) Tablets in the United States prior to our termination of our co-promotion agreement for that product did not produce a significant increase in prescribing patterns relating to that product.

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

Unlike other treatments for angina currently being used in the United States, the approved labeling for Ranexa warns of the risk that because the product prolongs the QT interval, it may cause a type of fatal arrhythmia known to healthcare practitioners as torsades de pointes. This fatal arrhythmia occurs in the general population of patients with cardiovascular disease at a low rate of incidence (although the precise rate may be debatable), and can be triggered by a wide variety of factors including drugs, genetic predisposition and medical conditions (such as low blood potassium levels or slow heart rate) that are not uncommon among patients with cardiovascular disease. Now that Ranexa is approved in the United States, the product is being used in a wider population and in a less controlled fashion than in clinical studies of the product, including in patients with chronic angina who may be predisposed to the occurrence of torsades de pointes or other fatal arrhythmias. These patients are often receiving other medications for a variety of conditions. In this potential patient population for Ranexa, it is inevitable that some patients receiving Ranexa will die suddenly, that in some or even many of these cases there will not be sufficient information available to rule out Ranexa as a contributing factor or cause of mortality, and that required safety reporting from physicians or from us to regulatory authorities may link Ranexa to torsades de pointes, sudden death or other serious adverse effects. As a result, regulatory authorities, healthcare practitioners and/or patients may perceive or conclude that the use of Ranexa is associated with torsades de pointes, sudden death, or other serious adverse effects, any of which could mean that our ability to commercialize Ranexa could be seriously impaired or stopped altogether, and we may become subject to potentially significant product liability litigation and other claims against us. This would harm our business, increase our cash requirements and result in continued operating losses and a substantial decline in our stock price.

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

There are many existing drug therapies approved for the treatment of the diseases targeted by our products, and we are also aware of companies that are developing new potential drug products that will compete in the same markets as our products. Ranexa competes with several well established classes of drugs for the treatment of chronic angina in the United States, including generic and/or branded beta-blockers, calcium channel blockers and long acting nitrates, and additional potential angina therapies may be under development. In addition, surgical treatments and interventions such as coronary artery bypass grafting and percutaneous coronary intervention are another option for angina patients (especially in the United States), and may be perceived by healthcare practitioners as preferred methods to treat the cardiovascular disease that underlies and causes angina.

There are numerous marketed generic and/or branded pharmacologic stress agents, and at least two potential A2A-adenosine receptor agonist compounds under development, that could compete with our regadenoson product candidate, if it is approved for marketing. We are also aware of companies that are developing products that may compete with our other product candidates and programs. We may also be unaware of other potentially competitive products, product candidates or programs. Many of these potential competitors have substantially greater product development capabilities and financial, scientific, marketing and sales resources. Other companies may succeed in developing products earlier or obtaining approvals from regulatory authorities more rapidly or broadly than either we or our strategic partners are able to achieve. Potential competitors may also develop products that are safer, more effective or have other potential advantages compared to those under development or proposed to be developed by us and our strategic partners. In addition, research, development and commercialization efforts by others could render our technology or our products obsolete or non-competitive.

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

Even if our products are deemed to be safe and effective by regulatory authorities, third-party payers and governmental health administration authorities commonly direct patients to generic products or other lower-priced therapeutic alternatives, and there are an increasing number of such alternatives available, including numerous lower-priced generic products available to treat the condition for which Ranexa is approved. Many third-party payers establish a preference for selected products in a category and provide higher levels of formulary acceptance and coverage for preferred products and higher co-payments for non-preferred products. Significant uncertainty exists as to the reimbursement status of recently approved health care products, such as Ranexa. As a result, it can be difficult to predict the availability or amount of reimbursement for Ranexa or how the product will be positioned relative to other antianginal products and therapies.

In February 2006, we set the wholesale acquisition cost of Ranexa at a higher price than the cost of any other antianginal drug currently on the market in the United States. In 2007, we increased the wholesale acquisition cost of Ranexa to adjust for inflation, and launched and priced a new dosage form of the product consistent with this pricing strategy. Our pricing for Ranexa may result in less favorable reimbursement and formulary positioning for the product with third-party payers and under government programs including Medicare, and may result in more or higher barriers to patient access to the product such as higher co-payments and/or prior authorization requirements. Even if we obtain favorable reimbursement or formulary positioning for Ranexa, we may not be able to maintain this positioning if the product does not meet utilization expectations. If we fail to obtain or maintain favorable reimbursement or formulary positioning for Ranexa, health care providers may limit how much or under what circumstances they will prescribe or administer the product, and patients may resist having to pay out-of-pocket for it. We are offering discounts or rebates to some customers to attempt to contract for favorable formulary status, which will lower the amount of product revenues we receive. In addition, our product revenues are affected by our pricing for the approved dosing and approved dosage strengths for Ranexa and by the dosage regimens and strengths most commonly prescribed by physicians. To date, the lower dosage form of Ranexa, which is lower priced than the higher dosage form, is the most commonly prescribed dosage, which impacts product revenues but may also support favorable formulary positioning by third-party payers. These competing factors will affect the market acceptance of Ranexa in the United States as well as the amount of product revenues we will receive for the product.

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

Our principal customers are a small number of wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation, control a significant share of the market in the United States. Our ability to distribute any product, including Ranexa, to retail pharmacy chains and to recognize revenues on a timely basis is substantially dependent on our ability to maintain commercially reasonable agreements with each of these wholesale distributors and the extent to which these distributors, over whom we have no control, comply with such agreements. Our agreements with wholesaler distributors may contain terms that are not favorable, given our relative lack of market leverage (as a company with only one approved product) or other factors, which could adversely affect our commercialization of Ranexa. The loss or bankruptcy of any of these customers could materially and adversely affect our future results of operations, financial condition and our ability to distribute our products.

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

Our activities relating to the sale and marketing of our products, and those of our strategic partners (such as Astellas in the case of our regadenoson arrangement), will be subject to scrutiny under these laws and regulations. It may be difficult to determine whether or not our activities, or those of our strategic partners, comply with these complex legal requirements. Violations are punishable by significant criminal and/or civil fines and other penalties, as well as the possibility of exclusion of the product from coverage under governmental healthcare programs, including Medicare and Medicaid. If the government were to investigate or make allegations against us or any of our employees, or sanction or convict us or any of our employees, for violations of any of these legal requirements, this could have a material adverse effect on our business, including our stock price. Similarly, under our license and collaboration arrangement with respect to regadenoson, if Astellas becomes subject to investigation, allegation or sanction relating to its commercialization of regadenoson (if any), our ability to continue to obtain revenues from the sale of regadenoson (if approved and launched) could be seriously impaired or stopped altogether.

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

We are dependent on the performance of our key strategic collaborative partners for the successful commercialization of some of our product candidates. Our key collaborative partnerships include the following:

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

The successful commercialization of our regadenoson program and of the Adentri™ program each depend significantly on the efforts of our collaborative partners for each of these programs. For example, in May 2007 we submitted a new drug application to the FDA seeking approval for regadenoson for potential use as a pharmacologic stress agent in myocardial perfusion imaging studies. If the new drug application is approved by the FDA, under our agreement with Astellas we must transfer the new drug application, and all responsibility for the product, to Astellas immediately after such FDA approval. Our agreement with Astellas also provides that Astellas is solely responsible for, and has sole decision-making authority regarding, all aspects of the commercial manufacture, distribution, pricing, reimbursement, marketing, promotion and sales of regadenoson in North America, if regadenoson is approved anywhere in that territory. As a result, we cannot control and will not necessarily know the level of investment Astellas makes or the degree of priority that Astellas places on the regadenoson program compared to its other products and programs, including compared to its current product for use in myocardial perfusion imaging studies, Adenoscan® (adenosine injection). Among other things, we will not be able to control Astellas’ level of activity or expenditure relating to the launch, manufacture (including inventory build-up) or commercialization of regadenoson, if approved, or the degree of motivation or success of Astellas, if any, in gaining market acceptance for regadenoson, if approved and launched, and in convincing physicians to switch from Astellas’ current pharmacologic stress agent Adenoscan® or other agents to regadenoson. Similarly, Biogen Idec has sole responsibility for all worldwide development and commercialization of products from the Adentri™ program, if any.

We cannot control the amount and timing of resources that any of our strategic partners devote to these programs. Conflicting priorities, competing demands, other product opportunities or other factors that we cannot control and of which we may not be aware may cause any of our strategic partners to deemphasize our programs or to pursue competing technologies or product candidates. For example, under our agreement with Astellas, Astellas is obligated to use commercially reasonable diligent efforts consistent with industry standards to carry out its responsibilities to manufacture, market, promote and sell regadenoson in the United States if it is approved by the FDA, and Astellas is required to launch regadenoson within six months after FDA approval (if any), except if commercial supplies are not available for launch for reasons reasonably outside the control of Astellas, in which case Astellas has up to an additional six months in which to launch the product in the United States. The agreement does not obligate Astellas to satisfy any minimum detailing or commercialization expenditure requirements with respect to regadenoson, if approved.

In addition, these arrangements are each complex, and disputes may arise between the parties, which could lead to delays in the development or commercialization of the products involved. If Astellas fails to successfully manufacture, launch, market and sell regadenoson in North America, if approved, we will receive minimal or even no revenues under the arrangement. If Biogen Idec fails to successfully develop and commercialize any product from the Adentri™ program, we will receive no revenues under the arrangement. To the extent that we enter into additional co-promotion or other commercialization arrangements in the future, our revenues will depend upon the efforts of third parties over which we will have little control.

Our successful commercialization of Ranexa depends on the performance of numerous third-party vendors over which we have little control. For example, we rely entirely on third-party vendors to manufacture and distribute Ranexa in the United States, to administer our physician sampling programs relating to Ranexa, and to perform some important sales and marketing operations functions, such as our product call centers, warehousing and the logistics related to product ordering and distribution. As a result, our level of success in commercializing Ranexa depends significantly on the efforts of these third parties, as well as our strategic partners. If these third parties fail to perform as expected, our ability to market and promote Ranexa would be significantly compromised.

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

For example, we have entered into several agreements with third-party manufacturers relating to Ranexa, including for commercial-scale active pharmaceutical ingredient, bulk tablet manufacturing, packaging and supply of an important raw material component of the product. We currently rely on a single supplier at each step in the production cycle for Ranexa, and a single party for distribution of Ranexa to wholesalers. In addition, under our agreement with Astellas relating to regadenoson, Astellas is solely responsible for the commercial manufacture and supply of regadenoson, if approved, in their territory and Astellas in turn is dependent on third parties for the manufacture of the active pharmaceutical ingredient and the drug product, including a single supplier for the active pharmaceutical ingredient. Our ability to commercialize Ranexa, and Astellas’ ability to commercialize regadenoson, if approved, are each entirely dependent on these arrangements, and would be affected by any delays or difficulties in performance on the part of the parties involved. For example, in the case of our Ranexa supply chain, because we rely on a single manufacturer at each step in the production cycle for the product, the failure of any manufacturers to supply product on a timely basis or at all, or to manufacture our product in compliance with product specifications or applicable quality or regulatory requirements, or to manufacture product or samples in volumes sufficient to meet market demand, would adversely affect our ability to commercialize Ranexa, could result in inventory write-offs, and could negatively affect product revenues and our operating results.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. We may not be able to maintain our proposed schedules for the submission or review of any new drug application, supplemental new drug application or equivalent foreign application seeking approval for Ranexa, regadenoson or any of our other product candidates or for any new uses or other changes to approved product labeling or manufacturing.

If we submit any new drug application or supplemental new drug application to the FDA, the FDA must first decide whether to either accept or reject the submission for filing, and if we submit any such application to European regulatory authorities, they must first decide whether to validate it for further review. As a result, we cannot be certain that any of our submissions will be reviewed. If the FDA accepts our submission for review, the agency will also determine whether the application will undergo review on a standard ten-month review cycle or on a priority six-month review cycle. The FDA has broad regulatory discretion in granting priority review to an application, and a decision to grant priority review is never a guarantee of any particular regulatory outcome (such as approval), since the regulatory standard for making a decision to grant priority review is entirely different from the regulatory standards for deciding whether or not to approve an application for marketing. If any of our submissions are reviewed, including our supplemental new drug application (and the new drug application that has been administratively unbundled from the supplemental new drug application) submitted in September 2007 for Ranexa, we cannot be certain that we will be able to respond to any regulatory requests during the review period in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our products or proposed product changes, such as labeling changes, will be approved by the FDA or foreign regulatory authorities.

A delay in approval, or a rejection, of a marketing application in the United States or foreign markets may be based upon many factors, including regulatory requests for additional analyses, reports, clinical inspections, clinical and/or preclinical data and/or studies, questions regarding data or results, unfavorable review by advisory committees, changes in regulatory policy during the period of product development and/or the emergence of new information regarding our products or other products. For example, in 2005 we withdrew our marketing authorization application for ranolazine filed with the European regulatory authorities because regulators requested additional clinical pharmacokinetic data regarding the product prior to approval. In December 2006, we announced that we submitted a new marketing authorization application seeking approval of ranolazine for the treatment of chronic angina with the European regulatory authorities, including additional data and results from studies conducted after March 2004. We do not know if the additional data and results included in our application will result in favorable action by the European regulatory authorities with respect to the marketing approval application, or whether such authorities will view the second application more favorably than the original application which we withdrew.

Data obtained from preclinical and clinical studies are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our products by the FDA or foreign regulatory authorities. For example, some drugs that prolong the QT interval, which is a measurement of specific electrical activity in the heart as captured on an electrocardiogram, carry an increased risk of serious cardiac rhythm disturbances that can cause a type of fatal arrhythmia known as torsades de pointes, while other drugs that prolong the QT interval do not carry an increased risk of this fatal arrhythmia. Ranexa causes small but statistically significant mean increases in the QT interval. However, other clinical and preclinical data, including the results of the MERLIN TIMI-36 study (which showed no adverse trend in death or arrhythmias in patients receiving Ranexa) indicate that Ranexa does not pre-dispose patients to this fatal arrhythmia. Regulatory authorities may interpret the Ranexa data differently than we do, which could delay, limit or prevent additional regulatory approvals relating to Ranexa.

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

Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information (including as relates to other drugs and/or other medical therapies), changing policies and agency funding, staffing and leadership. We cannot be sure whether current or future changes in the regulatory environment will be favorable or unfavorable to our business prospects. For example, we were informed by the FDA in 2006 that the agency has transferred responsibility for our regadenoson program to a review division at the FDA that has not previously handled the program. The development program for regadenoson is at a late stage, with two Phase 3 studies successfully completed, and we have submitted a new drug application to this FDA review division in May 2007. As a result of the FDA transfer of review responsibility for the program, this review division, which has no prior involvement in the design or implementation of our regadenoson program, is responsible for making the decision as to whether or not to approve the new drug application submitted in May 2007, and our ability to obtain potential product approval from the FDA for regadenoson could be negatively affected. We do not have any special protocol assessment agreement in place for the regadenoson program.

The fact that the design of our two successful Phase 3 studies of regadenoson is novel may also delay or prevent any potential approval of a new drug application for regadenoson. The two identical Phase 3 studies are non-inferiority studies, using a complex comparison based on multiple readings of reperfusion imaging scans by various blinded human scan readers. This is an unusual study design and there is an inherently high degree of variability in the reading of reperfusion imaging scans (meaning that a single scan reviewed by two different readers, or even a single scan reviewed twice by the same reader, can produce different results). These studies also required blinded human readers to review and interpret electrocardiographic data, a process that is also subject to inherent interpretative variability. Even though both Phase 3 studies of regadenoson had positive results, there can be no assurance that these Phase 3 study data, or the other data, results and information included in our new drug application submitted in May 2007, will be sufficient to obtain marketing approval for regadenoson in the United States, or abroad if any approval for regadenoson is sought outside the United States.

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

We may be unable to maintain our proposed schedules for investigational new drug applications, which are regulatory filings made by a drug sponsor to the FDA to allow human clinical testing in the United States, and equivalent foreign applications and clinical protocol submissions to other regulatory agencies. In addition, we may be unable to maintain our proposed schedules for initiation and completion of clinical trials as a result of FDA or other regulatory action or other factors, such as lack of funding, the occurrence of adverse safety effects or other complications that may arise in any phase of a clinical trial program.

We rely on a large number of clinical research organizations and foreign clinical sites to conduct our clinical trials, including the MERLIN TIMI-36 clinical trial of Ranexa and the Phase 3 studies of regadenoson, which may adversely affect our ability to complete our clinical trials on a timely basis or the outcome of our clinical trials.

The successful development of our products is substantially dependent on the successful and timely performance of contract research organizations, or CROs, and foreign clinical sites. We use CROs to perform a variety of tasks in the conduct of our clinical trials, including patient recruitment, project management, monitoring and auditing of clinical sites, data management, data analysis, core laboratory services, site close-out and inspection readiness. For example, we have relied on several clinical CROs to conduct almost all aspects of our MERLIN TIMI-36 study of Ranexa. With approximately 450 clinical sites in the United States and 16 foreign countries and over 6,500 patients enrolled in the study, the MERLIN TIMI-36 study is the largest and most complicated clinical trial that we have conducted to date, and it is a complex trial to close-out. We have a very limited ability to control the quality of personnel assigned by CROs to our projects. If any of these tasks are not performed by our CROs in an accurate and timely fashion, our clinical trials may be delayed and the results of our clinical trials may be adversely affected. In addition, our heavy reliance on CROs may subject us and the CROs to additional demanding regulatory inspections, which can delay and adversely affect the regulatory review and approval of our products (such as Ranexa in the case of the MERLIN TIMI-36 study) and product candidates (such as regadenoson).

A significant portion of the sites conducting clinical trials of our product candidates, including the Phase 3 studies of regadenoson, are or were outside of the United States. The use of foreign clinical sites is often subject to additional risks. For example, contracts, informed consents, study protocols and complex medical terminology must be accurately translated into foreign languages. During the conduct of the study, study data contained in foreign-language source documents must be accurately and timely translated into English and reported back to study authorities. In addition, standards of medical care, clinical practice and patient populations vary from country to country, as well as the degree and manner of regulatory oversight. All of these factors introduce heterogeneity into the study, which makes the conduct of the study more complex. Due in part to the added complexity of conducting foreign clinical trials, we expect that the FDA and other regulatory authorities may be likely to conduct clinical site inspections of foreign clinical sites in connection with the review of marketing applications covering our products and product candidates. To the extent that the FDA or other regulatory authorities are not satisfied with the foreign clinical site, the data from the affected sites may be excluded from the trial’s database or there may be other impacts, which can adversely affect the results of the study or the timing or results of the regulatory authority’s review of any marketing application containing those study results. Our business could be harmed if the availability or quality of the results of any of our material clinical studies (such as our MERLIN TIMI-36 clinical study and our Phase 3 studies of regadenoson) is delayed or adversely affected by any of these factors.

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

Product/Product Candidate	United States Primary Compound Patent Expiration
Ranexa	2003	*
Regadenoson	2019

*	Because ranolazine is a new chemical entity, under applicable United States laws we have received marketing exclusivity for the ranolazine compound as a new chemical entity until January 2011. In addition, the United States compound patent relating to Ranexa has been granted several one-year interim patent term extensions under the Hatch-Waxman Act, and we expect that a patent term extension under the Hatch-Waxman Act will be granted that will extend the patent protection to May 2008 for the approved product, which is the Ranexa extended-release tablet, for the use in chronic angina approved by the FDA in January 2006. Also, the United States Patent and Trademark Office has issued patents claiming various sustained release formulations of ranolazine and methods of using sustained release formulations of ranolazine, including the formulation tested in our Phase 3 trials for Ranexa, for the treatment of chronic angina. These patents expire in 2019. We do not have any issued patent claims covering any intravenous formulation of ranolazine on a stand-alone basis, or any issued patent claims covering Ranexa for use in diabetes or diabetes-related conditions, and we may not be able to obtain any issued patent claims based on data and results from the MERLIN TIMI-36 study. After January 2011, patent term extension and new chemical entity exclusivity will no longer be available for ranolazine in the United States, and unless additional exclusivity relating to a successful supplemental new drug application can be obtained and that exclusivity period extends past January 2011, we will be entirely reliant on our owned or licensed patents claiming uses and formulations of Ranexa, especially the formulation and method of use patents described above, to continue to protect our substantial investments in Ranexa’s development and commercialization. It is possible that one or more competitors could develop competing products that do not infringe these patent claims, or could succeed in invalidating or rendering unenforceable all or any of these issued patent claims. One or more of these patents could be lost through a reissue or reexamination submission and subsequent evaluation by the United States Patent and Trademark Office or through litigation (or other proceeding) wherein issues of validity and/or enforceability such as inequitable conduct, inventorship, ownership, prior art, and/or enablement can be raised. These patents could also be lost as a result of interference or opposition proceedings. Any intellectual property-related claims against us relating to any of these patents, with or without merit, as well as any claims initiated by us against third parties, if any, would be time-consuming, expensive and risky to defend or prosecute, and could negatively affect our ability to commercialize Ranexa, product revenues and our operating results. In general, if we assert a patent against an alleged infringer and the alleged infringer is successful in invalidating one, more or all of the patents, or in having one, more or all of the patents declared unenforceable, the protection afforded by the patent(s) would be diminished or lost.

In addition to these issued patents, we seek to file patent applications relating to each of our potential products, and we seek trade name and trademark protection for our commercialized products such as Ranexa. Although patent applications filed in the United States are now published eighteen months after their filing date, this statutory change applies only to applications filed on or after November 2000. Applications filed in the United States prior to this date are maintained in secrecy until a patent issues. As a result, we can never be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. There may be third-party patents, patent applications, trademarks and other intellectual property relevant to our compounds, products, services, development efforts and technology which are not known to us and that may block or compete with our compounds, products, services, development efforts or technology. For example, competitors may have filed applications for, or may have received or in the future may receive, patents, trademarks and/or other proprietary rights relating to compounds, products, services, development efforts or technology that block or compete with ours.

In addition, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office. These proceedings determine the priority of invention and, thus, the right to a patent for the claimed technology in the United States. We may also become involved in opposition proceedings in connection with foreign patents.

Generic challenges and related patent litigation are common in the biopharmaceutical industry. Litigation, interference and opposition proceedings, even if they are successful, are expensive, time-consuming and risky to pursue, and we could use a substantial amount of our financial resources in any such case. Such litigation may be necessary to enforce any patents or trademarks issued to us and/or to our strategic partners, or to determine the scope and validity of the proprietary rights of us or third parties, including our strategic partners. For example, in May 2005, Astellas, our strategic partner for the regadenoson program in North America, announced that Astellas and third parties filed patent infringement lawsuits relating to the submission of an abbreviated new drug application seeking approval of a generic version of Adenoscan® (adenosine injection), a pharmacologic stress agent approved for marketing in the United States. Regadenoson, if it is approved, would be intended to be a second generation pharmacologic stress agent in the United States market. In October 2007, Astellas announced a preliminary settlement of these lawsuits, under the terms of which a third party generic pharmaceutical manufacturer will be able to launch their generic version of Adenoscan pursuant to a license in September 2012, or earlier under certain conditions (which have not been disclosed publicly). This settlement remains subject to court approval. These developments could negatively impact Astellas’ transition from marketing Adenoscan® (adenosine injection) to marketing the second generation regadenoson product (if approved), including if a generic version of Adenoscan® (adenosine injection) comes on the market prior to the launch and establishment of regadenoson on the market (if approved).

We also must not infringe valid patents or trademarks of others that might cover our compounds, products, services, development efforts or technology. If third parties own or have valid proprietary rights to technology or other intellectual property that we need in our product development and commercialization efforts, we may need to obtain licenses to those rights. We cannot assure you that we will be able to obtain such licenses on economically reasonable terms, if at all. If we fail to obtain any necessary licenses, we may be unable to complete any of our current or future product development and commercialization activities. If any such infringement of third party proprietary rights or inability to obtain any necessary licenses related to our lead product Ranexa, this could negatively affect our ability to commercialize Ranexa, product revenues and our operating results.

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

The growth of our business and our success depends in large part on our ability to attract and retain key management, research and development, sales and marketing and other operating and administrative personnel. Our key personnel include all of our executive officers and vice presidents, many of whom have very specialized scientific, medical or operational knowledge regarding one or more of our key products. We have entered into an employment agreement with our Chairman and CEO that contains severance and change-of-control provisions. We have entered into executive severance agreements with certain key personnel, and have a severance plan that covers our full-time employees. We do not maintain key-person life insurance on any of our employees. The loss of the services of one or more of our key personnel or the inability to attract and retain additional personnel and develop expertise as needed could limit our ability to develop and commercialize our existing and future product candidates. Such persons are in high demand and often receive competing employment offers. Our ability to retain our key personnel will also be dependent on the reactions of employees, customers and regulatory authorities to the MERLIN TIMI-36 clinical study results (including the regulatory outcome with respect to the applications we submitted in September 2007 with these results) and our ability to substantially increase sales of Ranexa over time.

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

•

regulatory actions with respect to our products or our competitors’ products, including whether or not the division of cardiovascular and renal products of the FDA decides to accept the supplemental new drug application submission for Ranexa for review, whether or not the metabolism and endocrinology products division of the FDA decides to accept the new drug application for the Ranexa diabetes data for review, and whether or not the FDA approves these applications;

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

As of September 30, 2007, we had approximately $399.5 million in long-term convertible debt and aggregate annual debt service obligations on this debt of approximately $11.0 million. If we issue other debt securities in the future, our debt service obligations and interest expense will increase. We intend to fulfill our debt service obligations from our existing cash and investments. In the future, if we are unable to generate cash or raise additional cash through financings sufficient to meet these obligations and need to use existing cash or liquidate investments in order to fund these obligations, we may have to delay or curtail research, development and commercialization programs. In addition, our failure to comply with the covenants and conditions in the indentures covering our convertible debt, such as our failure to make timely interest payments or our failure to timely file periodic reports required under the Securities Exchange Act of 1934, as amended, could trigger a default under our convertible debt. Any default could result in the acceleration of the payment of all of our outstanding debt, which would have a material adverse effect on our cash position and on our ability to maintain operations at our current levels or at all.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. For example, in April 2006, we entered into a common stock purchase agreement with Azimuth, which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount. The term of the purchase agreement ends May 1, 2009. Azimuth is not required to purchase shares of our common stock when the price of our common stock is below $10 per share. In 2006, Azimuth purchased an aggregate 2,744,118 shares of our common stock for proceeds, net of issuance costs, of approximately $39.8 million under the purchase agreement. Our existing common stockholders will experience immediate dilution upon the purchase of any additional shares of our common stock by Azimuth.

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

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-136373, and incorporated herein by reference).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated September 9, 2006 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed by the Company October 2, 2006, and incorporated herein by reference).

3.3	Restated Bylaws of the Company (Filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.1	Amended and Restated Executive Severance Benefits Agreement between the Company and Lewis J. Stuart, dated July 16, 2007.

10.2	Amended and Restated CV Therapeutics, Inc. Long-Term Incentive Plan, amended effective as of December 31, 2007.

10.3	CV Therapeutics, Inc. Change in Control Plan with Respect to Options and Severance, amended effective as of December 31, 2007.

10.4	Amended and Restated Executive Severance Benefits Agreement between the Company and Daniel K. Spiegelman, dated as of September 14, 2007.

10.5	Amended and Restated Executive Severance Benefits Agreement between the Company and Brent K. Blackburn, dated as of September 14, 2007.

10.6	Amended and Restated Executive Severance Benefits Agreement between the Company and Tricia Borga Suvari, dated as of September 14, 2007.

10.7	Amended and Restated Executive Severance Benefits Agreement between the Company and Lewis J. Stuart, dated as of September 14, 2007.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CV THERAPEUTICS, INC.

Date: November 8, 2007	By:	/s/ LOUIS G. LANGE, M.D., PH.D.
Louis G. Lange, M.D., Ph.D.
Chairman of the Board & Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2007	By:	/s/ DANIEL K. SPIEGELMAN
Daniel K. Spiegelman
Chief Financial Officer
(Principal Financial and Accounting Officer)