Form 10-K
period 2007-12-31
CV THERAPEUTICS INC
filed 2008-02-28
CIK 921506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

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

Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $781,160,880 of June 30, 2007.

As of February 20, 2008, there were 60,673,846 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Business Overview and Strategy

CV Therapeutics, Inc., headquartered in Palo Alto, California, is a biopharmaceutical company focused primarily on the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. We apply advances in molecular biology and genetics to identify mechanisms of cardiovascular diseases and targets for drug discovery.

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

In order to potentially broaden the product labeling for Ranexa, we conducted the Metabolic Efficiency with Ranolazine for Less Ischemia in Non-ST Elevation Acute Coronary Syndromes, or MERLIN TIMI-36, clinical study. This study was conducted under a special protocol assessment, or SPA, agreement with the FDA. According to the SPA agreement, if treatment with Ranexa is not associated with an adverse trend in death and arrhythmia compared to placebo, the study could support potential approval of Ranexa as first-line chronic angina therapy.

Topline results from the MERLIN TIMI-36 study were presented at the American College of Cardiology Scientific Session in March 2007 and published in the Journal of the American Medical Association, or JAMA, in April 2007.

The data and results published in JAMA from the MERLIN TIMI-36 study showed that patients with acute coronary syndromes, or ACS, receiving Ranexa had no adverse trend in death or arrhythmias and had statistically significant reductions of clinically significant arrhythmias (p<0.001) and recurrent ischemia (p=0.03), compared to patients receiving placebo. Despite a trend towards a reduction in the composite primary endpoint of cardiovascular death, myocardial infarction and recurrent ischemia, the study did not meet the primary efficacy endpoint with statistical significance (p=0.11).

Based on the results of the MERLIN TIMI-36 study, we submitted a supplemental new drug application, or sNDA, for Ranexa to the Division of Cardiovascular and Renal Products of the FDA in September 2007, seeking to modify the existing product labeling and expand the indication to include first line angina treatment.

Additionally, the FDA requested that we pay a second Prescription Drug User Fee Act, or PDUFA, user fee and officially notified us that the Division of Metabolism and Endocrinology Products of FDA would undertake a formal review of the clinical diabetes data, as a separate new drug application, or NDA. Specifically, the new NDA was “administratively unbundled” from the parent sNDA to provide for clinical review of the proposed labeling change to add reduction of hemoglobin A1c, or HbA1c, in coronary artery disease (CAD) patients with diabetes.

In December 2007, the FDA requested that we pay a third PDUFA user fee and officially notified us that the Division of Cardiovascular and Renal Products also will evaluate the approval of potential anti-arrhythmic claims for Ranexa under a separate sNDA.

The two sNDAs and the NDA all relating to Ranexa that are under review have been accepted for filing and review by the FDA and all have an FDA PDUFA action date of July 27, 2008.

In addition to our marketed product, Ranexa, we have several clinical, preclinical and research programs, the objectives of which are to bring additional drugs to market to help patients with unmet medical needs.

One of our drug candidates that is in late-stage clinical development is regadenoson, a selective A2A-adenosine receptor agonist, for potential use as a pharmacologic agent in myocardial perfusion imaging studies. We have completed two identically designed Phase 3 clinical trials of regadenoson, which both met their primary endpoints, in support of this proposed use. Based on the data from these two studies, we submitted an NDA to the FDA, seeking approval for this proposed use, in May 2007. The PDUFA action date for this NDA is March 14, 2008.

Our current commercial efforts focus on generating and growing Ranexa product revenues through U.S. sales of Ranexa with our approximately 150 cardiovascular account specialists. In Europe, we are seeking a commercialization partner to market Ranexa following potential approval from European regulatory authorities in the middle of 2008.

Product Portfolio

We have the following portfolio of products and product candidates, primarily in the area of cardiovascular disease:

Approved Products	Indication

Ranexa® (ranolazine extended-release tablets)	Chronic Angina (2nd line treatment)

Product Candidates in Clinical Development	Area of Development	Status

Ranexa®	Chronic Angina (1st line use)	sNDA

	Reduction of HbA1c in CAD patients*	NDA*

	Reduction of arrhythmias in CAD patients*	sNDA*

Regadenoson	Myocardial Perfusion Imaging	NDA

Tecadenoson	Acute Atrial Fibrillation, Atrial Fibrillation in conjunction with ultra-low dose beta blocker	Phase 2 and preclincal

Adentri™	Heart Failure	Phase 2

CVT-6883	Cardiopulmonary Disease	Phase 1

Preclinical Development Programs	Area of Development	Status

CVT-3619	Diabetes/Metabolic Syndrome	Preclinical

CVT-10,216	Alcohol Addiction	Preclinical

Late INA	Coronary Artery Disease	Preclinical

SC Desaturase	Obesity/Metabolic Syndrome	Preclinical

A2A antagonist	Chemical Dependence	Preclinical

ABCA1 / ApoA-I	Atherosclerosis	Preclinical

Drug-Eluting Stent Program	Restenosis	Preclinical

*	As described above, these filings were administratively unbundled by the FDA from the original sNDA filing seeking approval of Ranexa for first line use in chronic angina, to facilitate the FDA’s review of our request for labeling claims for Ranexa relating to reduction of HbA1c and reduction of arrhythmias in CAD patients.

In the table, under the heading “Status,” generally “Phase 3” indicates evaluation of clinical efficacy and safety within an expanded patient population, at geographically dispersed clinical trial sites; “Phase 2” indicates clinical safety testing, dosage testing and initial efficacy testing in a limited patient population; “Phase 1” indicates initial clinical safety testing in healthy volunteers or a limited patient population, or trials directed toward understanding the mechanisms or metabolism of the drug; and “Preclinical” indicates the program has not yet entered human clinical trials. “NDA” or “sNDA” indicates that the FDA is reviewing an application for approval. For purposes of the table, “Status” indicates the most advanced stage of development that has been completed or is on-going.

Approved Products

Ranexa® (ranolazine extended-release tablets)

Ranexa® (ranolazine extended-release tablets) is a new small molecule drug that was approved in the United States by the FDA in January 2006. Ranexa inhibits the late sodium current at therapeutic levels and has antianginal and anti-ischemic effects that do not depend upon reductions in heart rate or blood pressure. Ranexa represents the first new pharmaceutical approach to treat angina in the United States in more than 20 years.

According to the approved product labeling, Ranexa is indicated for the treatment of chronic angina, and because Ranexa prolongs the QT interval, it should be reserved for patients who have not achieved an adequate response with other antianginal drugs. Ranexa should be used in combination with amlodipine, beta-blockers or nitrates. We have exclusive license rights to Ranexa in the United States and all foreign territories for human therapeutic products for any and all indications, formulations and modes of administration, including chronic angina, from Roche Palo Alto LLC (formerly Syntex (U.S.A.) Inc.) or Roche.

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

Chronic angina is a growing health problem, affecting millions of people, generally over the age of 55. Annually, it costs the United States tens of billions of dollars in healthcare services and lost work. According to the American Heart Association, 9.1 million people in the United States live with chronic angina, with an additional 500,000 people newly diagnosed each year1.

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

[1]	AHA 2008 Heart Disease and Stroke Statistics Statistical Update, Circulation 1/28/08 (online 12/19/07, p e33)

The FDA approval of Ranexa in 2006 was based on an amended NDA submitted in July 2005. The approved product labeling highlights data from two Phase 3 clinical trials: CARISA and ERICA. The Combination Assessment of Ranolazine in Stable Angina, or CARISA, trial and the Evaluation of Ranolazine In Chronic Angina, or ERICA, trial were randomized, double-blind, placebo controlled clinical trials of Ranexa in patients with chronic angina. CARISA evaluated Ranexa when used in patients who were receiving either a beta-blocker or a calcium channel blocker. In CARISA, Ranexa significantly increased patients’ symptom-limited exercise duration at trough drug concentrations compared to placebo, the primary endpoint of the study. ERICA, which was conducted under the FDA’s SPA process, evaluated the effectiveness of Ranexa in patients with chronic angina who remained symptomatic despite daily treatment with the maximum recommended dose of amlodipine, a calcium channel blocker. In ERICA, Ranexa met the primary endpoint of significantly reducing weekly angina frequency compared to placebo.

Ranexa is contraindicated in patients with pre-existing QT prolongation, with mild, moderate or severe hepatic impairment, on QT prolonging drugs, and on potent and moderately potent CPY3A inhibitors, including diltiazem. Ranolazine has been shown to prolong the QTc interval in a dose-related manner. While the MERLIN TIMI-36 clinical study showed that Ranexa was not associated with an adverse trend in death or arrhythmias, other drugs that cause QTc prolongation have been associated with torsades de pointes-type arrhythmias and sudden death.

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

Ranexa Development Status

In order to potentially broaden the product labeling for Ranexa beyond its current approved indication, we conducted the MERLIN TIMI-36 clinical study. This study was conducted under a SPA agreement with the FDA. If treatment with Ranexa is not associated with an adverse trend in death and arrhythmia compared to placebo, the study could support potential approval of Ranexa as first-line chronic angina therapy, even if statistical significance on the primary efficacy endpoint was not achieved. As part of this SPA agreement, we conducted a separate clinical evaluation of higher doses of Ranexa in order to obtain broader angina labeling (if any).

MERLIN TIMI-36 was a multi-national, double-blind, randomized, placebo-controlled, parallel-group clinical trial designed to evaluate the efficacy and safety of Ranexa during acute and long-term treatment in approximately 6,500 patients with non-ST elevation acute coronary syndromes treated with standard therapy. The primary efficacy endpoint in MERLIN TIMI-36 was time to first occurrence of any element of the composite of cardiovascular death, myocardial infarction or recurrent ischemia in patients with non-ST elevation acute coronary syndromes receiving standard therapy. The safety of long-term treatment with Ranexa compared to placebo also was evaluated in the study.

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

Topline data from MERLIN TIMI-36 were presented as a late breaking clinical trial on March 27, 2007 at the American College of Cardiology Annual Scientific Session in New Orleans and subsequently published in the April 25, 2007 issue of the Journal of the American Medical Association.

The data and results published in JAMA from the MERLIN TIMI-36 study showed that patients with ACS receiving Ranexa had no adverse trend in death or arrhythmias and had statistically significant reductions of clinically significant arrhythmias (p<0.001) and recurrent ischemia (p=0.03), compared to patients receiving placebo. Despite a trend towards a reduction in the composite primary endpoint of cardiovascular death, myocardial infarction and recurrent ischemia, the study did not meet the primary efficacy endpoint with statistical significance (p=0.11).

Ranexa Marketing Approval Applications in the United States

Based on the results of the MERLIN TIMI-36 study, we submitted a NDA for Ranexa to the Division of Cardiovascular and Renal Products of the FDA in September 2007, seeking to modify the existing product labeling and expand the indication to include first line angina treatment.

Additionally, the FDA requested that we pay a second PDUFA user fee and officially notified us that the Division of Metabolism and Endocrinology Products of FDA would undertake a formal review of the clinical diabetes data, as a separate new drug application, or NDA. Specifically, the new NDA was “administratively unbundled” from the parent sNDA to provide for clinical review of the proposed labeling change to add reduction of HbA1c in coronary artery disease patients with diabetes.

In December 2007, the FDA requested that we pay a third PDUFA user fee and officially notified us that the Division of Cardiovascular and Renal Products also will evaluate the approval of potential anti-arrhythmic claims for Ranexa under a separate sNDA.

The two sNDAs and the NDA all relating to Ranexa that are under review have been accepted for filing and review by the FDA and all have an FDA PDUFA action date of July 27, 2008.

Ranexa Marketing Authorization Application in Europe

In December 2006, we submitted a marketing authorization application, or MAA, under a centralized procedure to European regulatory authorities seeking approval of ranolazine for the treatment of chronic angina in Europe. A previous European approval application for ranolazine (not including data from the MERLIN TIMI-36 study) was withdrawn.

We currently expect potential action on our MAA in the first half of 2008.

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

Based on the results of these two Phase 3 clinical trials, we submitted a new drug application to the FDA in May 2007 for the potential use of regadenoson as a pharmacologic agent in MPI studies. The FDA PDUFA action date for this NDA is March 14, 2008. If regadenoson is approved by the FDA, Astellas Pharma US LLC (formerly Fujisawa Healthcare, Inc.) or Astellas will be responsible for all commercial activities for regadenoson in the United States, including launch, promotion and sales. We retain all rights to regadenoson outside of North America and we currently plan to submit a marketing authorization application to European regulatory authorities by the end of 2008.

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

Tecadenoson Development Status

In 2002, we completed a Phase 3 trial of patients with paroxysmal supraventricular tachycardias, or PSVT, who were given tecadenoson. In this Phase 3 trial, all five dosing regimens of tecadenoson tested converted patients with PSVT back into a normal heart rhythm (p<0.0005 versus placebo). The most frequent adverse symptom was paresthesia, a tingly sensation, following administration of tecadenoson. As expected based on the pharmacology of the study drug, dose dependent and transient atrial ventricular block was observed shortly after conversion across the highest three doses of tecadenoson. Due to the limited size of the potential market for PSVT, we are not currently pursuing further development of tecadenoson for PSVT.

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

CVT-6883

CVT-6883, a selective A2B adenosine antagonist, represents a novel potential approach to treating cardiopulmonary diseases. A pre-clinical study showed that CVT-6883 significantly reduced elevated markers of inflammation, fibrosis and pulmonary injury in two in vivo preclinical models. An initial Phase 1 study of CVT-6883 has been completed. In this randomized, double-blind, placebo-controlled, single ascending dose study in 24 healthy volunteers, CVT-6883 was well tolerated with no serious adverse events reported. In 2007, we completed a second Phase 1 trial, an ascending, multi-dose study in 30 healthy volunteers.

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

Drug Eluting Stent Polymer Program

In October 2006, we announced that we had received notices of allowance from the U.S. Patent and Trademark Office or US PTO and from the European Patent Office for our proprietary biopolymer stent coating technology. Preclinical study results suggest that our proprietary biopolymer stent coating technology could potentially improve the performance of stents coated with drugs such as paclitaxel or rapamycin by potentially limiting cracking and peeling following implantation of the stent. Preclinical studies also show that our proprietary biopolymer stent coating does not entomb the drug and is designed to control drug release rate more precisely and allows for the complete release of drug, leaving a bare metal stent in place.

In February 2008, we announced that we had entered into an agreement with Medlogics Device Corporation or Medlogics under which Medlogics licensed our proprietary biopolymer stent coating technology to develop a drug eluting stent. In connection with this arrangement, we received Medlogics stock and are entitled to additional Medlogics stock on achievement of a development milestone, as well as royalties and other potential payments on future sales of any products incorporating the technology.

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

Roche

In March 1996, we entered into a license agreement with Roche covering United States and foreign patent rights to ranolazine and related know how for the treatment of angina and other cardiovascular indications. In June 2006, we amended this agreement to add rights to ranolazine in Japan, China, Korea and other all other Asian markets not covered by the initial license agreement. Based on this amendment, we now hold exclusive worldwide commercial rights to ranolazine. The amendment also provided us with exclusive worldwide rights to all potential indications in humans for ranolazine, including all non-cardiovascular indications.

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

Unless the agreement is terminated, we are required to make a second payment of $9.0 million upon the second product approval, if any, in one of the major market countries specified above. In addition, we are required to make royalty payments based on net sales of approved products that utilize the licensed technology, including Ranexa. We are required to use commercially reasonable efforts to develop and commercialize the product for angina. Under the terms of the June 2006 amendment, we will owe an up-front fee of $3.0 million and will make royalty payments associated with product sales in the added Asian markets. Milestone payments are due to Roche upon approval in Japan and approval of the first additional non-cardiovascular indication.

We or Roche may terminate the license agreement for material uncured breach, and we have the right to terminate the license agreement at any time on 120 days’ notice if we decide not to continue to develop and commercialize ranolazine.

Astellas Pharma US

In July 2000, we entered into a collaboration agreement with Astellas to develop and market second generation pharmacologic myocardial perfusion imaging stress agents. Under this agreement, Astellas received exclusive North American rights to regadenoson, a short acting selective A2A-adenosine receptor agonist, and to a backup compound. We received $10.0 million from Astellas. In addition, Astellas reimburses us for 75% of our development costs and we reimburse Astellas for 25% of their development costs. If the product is approved by the FDA, Astellas will owe us a milestone payment of $12.0 million. In addition, Astellas will be responsible for sales and marketing of regadenoson, and we will receive a royalty based on product sales of regadenoson and may receive a royalty on another product sold by Astellas.

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

We own multiple patents issued by and/or patent applications pending with the US PTO and foreign patent authorities relating to our technology, including related to Ranexa and our clinical programs, including regadenoson. We have received issued patents from the US PTO claiming methods of using various sustained release formulations of ranolazine (including the formulation tested in our Phase 3 clinical trials for Ranexa) for the treatment of chronic angina. These patents expire in 2019. We also have a worldwide license from Roche which gives us exclusive rights to specified patents issued to Roche by the US PTO and foreign patent authorities related to Ranexa. The United States compound patent relating to Ranexa, which is licensed to us by Roche, expired in 2003. However, this compound patent has been granted several one-year interim patent term extensions as well as final patent term extension under the Hatch-Waxman Act, which has extended the patent protection to May 2008 for the approved product, which is the Ranexa extended-release tablet, for the approved use in chronic angina. In addition to patent term extension, because ranolazine is a new chemical entity, under applicable United States laws we have received marketing exclusivity until January 2011 for the ranolazine compound.

Regadenoson is the subject of several United States patents that expire in 2019.

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

We believe that the principal competitive factors in the potential markets for Ranexa include, and for regadenoson will include, the following:

•	the length of time to regulatory approval;

•	approved product labeling and clinical data, especially from the MERLIN TIMI-36 study of Ranexa;

•	risk management requirements;

•	acceptance by the medical community;

•	product performance;

•	product price;

•	product supply;

•	formulary acceptance;

•	marketing and sales resources and capabilities, including competitive promotional activities; and

•	enforceability of patent and other proprietary rights.

•	the timing of generic competition.

We believe that we and our collaborative partners are or will be competitive with respect to these factors. Nonetheless, our relative competitive position in the future is difficult to predict.

Employees

As of January 31, 2008, we employed 516 individuals full-time. Of our full-time work force, 177 employees are engaged in or directly support research and development activities and 339 are engaged in sales, marketing and general and administrative activities. Our employees are not represented by a collective bargaining agreement. We believe that our relations with our employees are good.

Research and Development

Since our inception, we have made substantial investments in research and development. In the years ended December 31, 2007, 2006 and 2005, we incurred research and development expenses of $94.7 million, $135.3 million and $128.5 million, respectively.

Available Information

We are subject to the information requirements of the Securities Exchange Act of 1934 and we therefore file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, relating to our business, financial statements and other matters. The reports, proxy statements and other information we file may be inspected and copied at prescribed rates at the SEC’s Public Reference Room at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy statements and other information regarding issuers like us that file electronically with the SEC. The address of the SEC’s Internet site is www.sec.gov. For more information about us, please visit our website at www.cvt.com. You may also obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports on the day the reports or amendments are filed with or furnished to the SEC by visiting our website at www.cvt.com.

Item 1A.	Risk Factors

Risk Factors Relating to Our Business

We expect to continue to operate at a loss, we may not be able to maintain our current levels of research, development and commercialization activities, and we may never achieve profitability.

We have experienced significant operating losses since our inception in 1990, including net losses of $181.0 million for 2007, $274.3 million in 2006, and $228.0 million in 2005. As of December 31, 2007, we had an accumulated deficit of $1,267.9 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. To date, the product revenues we have recognized, including those relating to our only approved product, Ranexa® (ranolazine extended release tablets), have been limited, and have not been sufficient for us to achieve profitability or fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. The revenues that we expect to recognize for the foreseeable future relating to Ranexa will not be sufficient for us to achieve or sustain profitability or maintain operations at our current levels or at all.

Our operating results are subject to fluctuations that may cause our stock price to decline.

As we have transitioned from a research and development-focused company to a company with commercial operations and revenues, we expect that our operating results will continue to fluctuate. Our expenses, including payments owed by us under licensing, collaborative or manufacturing arrangements, are highly variable and may fluctuate from quarter to quarter. Our product revenues are unpredictable and may fluctuate due to many factors, many of which we cannot control. For example, factors affecting the revenues we receive relating to our only commercial product, Ranexa, and which also impact the revenues received relating to any pharmaceutical product by us (and any of our collaborative partners), include:

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

•

the results of on-going regulatory review by FDA of the supplemental new drug application we submitted to the FDA in September 2007 including the results of the MERLIN TIMI-36 study, which the FDA has administratively unbundled into three applications (all of which have an FDA PDUFA action date of July 27, 2008), including a supplemental new drug application under review by the division of cardiovascular and renal products of the FDA seeking to expand the product indication to include first line angina treatment, a supplemental new drug application under review by the division of cardiovascular and renal products of the FDA to evaluate the approval of potential anti-arrhythmic product labeling claims in patients with coronary artery disease, and a new drug application under review by the division of metabolism and endocrinology products of the FDA to provide for clinical review of the proposed product labeling claims relating to the reduction of hemoglobin A1c, or HbA1c, in coronary artery disease patients with diabetes, including whether or not the FDA approves any, some or all of these applications and what revised product labeling (if any) is approved by the FDA for Ranexa;

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

•	regulatory constraints on, or delays in the review of, our product promotional materials and programs;

•	government regulations or regulatory actions, such as product recalls;

•	increased competition from new or existing products or therapies, including lower-priced generic products and alternatives to drug treatment such as interventional medicine;

•	changes in our contract manufacturing activity, including the availability or lack of commercial supplies of products and samples for promotion and distribution;

•	timing of non-recurring license fees and the achievement of milestones under new and existing license and collaborative agreements; and

•	our product marketing, promotion, distribution, sales and pricing strategies and programs, including product discounts and rebates extended to customers.

•	our ability to obtain a partner to commercial Ranexa in Europe if it is approved by European Medicines Agency.

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

As of December 31, 2007, we had cash, cash equivalents and marketable securities of $174.2 million, compared to $325.2 million at December 31, 2006. We expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercialization activities for at least 12 months. However, our estimates of future capital use are uncertain (in part because they are dependent on product revenue assumptions), and changes in our commercialization plans or results, partnering activities, regulatory requirements and other developments may impact our revenues, increase our rate of spending or otherwise decrease the period of time our available resources will fund our operations We currently expect total costs and expenses, not including cost of sales to be between $50.0 million and $55.0 million per quarter in 2008, compared to $254.0 million for the full year in 2007. With the completion of the MERLIN TIMI-36 clinical study and the second regadenoson Phase 3 study, we expect our R&D expenses to be lower in 2008 compared to 2007. We also expect our SG&A expenses to be lower in 2008 compared to 2007.

In May 2007, we initiated a restructuring plan to lower annual operating expenses, through significant optimization of our field sales organization, enhanced focus of R&D activities and reductions in selling, general and administrative spending. The restructuring plan included the elimination of 138 positions, of which 85 were part of the field sales organization and 53 were part of Palo Alto headquarters. We presently deploy our own national cardiovascular specialty field force of approximately 150 personnel, and continue to incur research and development expenditures, including in connection with the review of multiple approval applications relating to Ranexa and our product candidate regadenoson.

Even with the reductions in operating expenses achieved in 2007 which we expect to maintain into 2008, we do not expect to generate sufficient revenues through our marketing and sales of Ranexa in the near term to achieve profitability or to fully fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. Thus we will likely require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships and/or licensing arrangements in order to continue our research, development and commercialization activities.

The amount of additional funding that we will require depends on many factors, including, without limitation:

•	the amount of revenue that we are able to obtain from approved products, and the time and costs required to achieve those revenues;

•

the results of on-going regulatory review by FDA of the supplemental new drug application we submitted to the FDA in September 2007 including the results of the MERLIN TIMI-36 study, which the FDA has administratively unbundled into three applications (all of which have an FDA PDUFA action date of July 27, 2008), including a supplemental new drug application under review by the division of cardiovascular and renal products of the FDA seeking to expand the product indication to include first line angina treatment, a supplemental new drug application under review by the division of cardiovascular and renal products of the FDA to evaluate the approval of potential anti-arrhythmic product labeling claims in patients with coronary artery disease, and a new drug application under review by the division of metabolism and endocrinology products of the FDA to provide for clinical review of the proposed product labeling claims relating to the reduction of hemoglobin A1c, or HbA1c, in coronary artery disease patients with diabetes, including whether or not the FDA approves any, some or all of these applications and what revised product labeling (if any) is approved by the FDA for Ranexa;

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

•

our ability to establish and maintain strategic collaborative partnerships, such as our arrangement with Astellas relating to regadenoson (including Astellas’s level of promotional activity and degree of success, if any, in gaining market acceptance for regadenoson, if approved by the FDA and launched by Astellas, and Astellas’s level of promotional activity and degree of success, if any, in convincing physicians to switch from its current pharmacologic stress agent for use in myocardial perfusion imaging studies, Adenoscan® (adenosine injection) or other agents to regadenoson, if approved and launched);

•	competing technological and market developments;

•	the costs involved in filing, prosecuting, maintaining and enforcing patents; and

•	progress in our research and development programs.

In April 2006, we entered into a common stock purchase agreement with Azimuth which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8% of the daily volume weighted average price of our common stock, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement ends May 1, 2009, and in 2006 Azimuth purchased an aggregate of 2,744,118 shares for proceeds, net of issuance costs, of approximately $39.8 million under the purchase agreement. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 6,266,286 shares remaining for sale under the purchase agreement were sold at the $9.05 closing price of our common stock on December 31, 2007 (and assuming that Azimuth agreed to purchase our common stock at this price), the additional aggregate net proceeds, assuming the largest possible discount, that we could receive under the purchase agreement with Azimuth would be approximately $53.3 million.

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

We launched Ranexa in the United States market in March 2006 and recognized revenues from sales of Ranexa for the first time in the quarter ended June 30, 2006. Ranexa is currently our only commercial product, and we expect that Ranexa will account for all of our product sales at least for the next several years, unless we obtain rights to other approved products. In order for us to successfully commercialize Ranexa, our sales of Ranexa must increase significantly from current levels. We continue to spend significant amounts of capital in connection with the commercialization of Ranexa, and we continue to invest significant amounts of capital in the development of Ranexa, including in connection with on-going review of the marketing approval application for ranolazine submitted to European regulatory authorities in late 2006, as well as on-going review of the supplemental new drug application we submitted to the FDA in September 2007 including the results of the MERLIN TIMI-36 study, which the FDA has administratively unbundled into three applications (all of which have an FDA PDUFA action date of July 27, 2008), including a supplemental new drug application under review by the division of cardiovascular and renal products of the FDA seeking to expand the product indication to include first line angina treatment, a supplemental new drug application under review by the division of cardiovascular and renal products of the FDA to evaluate the approval of potential anti-arrhythmic product labeling claims in patients with coronary artery disease, and a new drug application under review by the division of metabolism and endocrinology products of the FDA to provide for clinical review of the proposed product labeling claims relating to the reduction of hemoglobin A1c, or HbA1c, in coronary artery disease patients with diabetes.

Our continued substantial investments in Ranexa are based in part on market forecasts, which are inherently uncertain. Market forecasts are particularly uncertain in the case of Ranexa because Ranexa is a new product with a novel mechanism of action and is the first new drug therapy for chronic angina in the United States in over twenty years. In addition, we announced significant operating expense reductions in May 2007, which included significant reductions in the field sales organization and headquarters sales and marketing personnel and significant reductions in sales and marketing program expenditures. We significantly reduced the number of sales territories (from approximately 250 to approximately 145), which has resulted in less overall coverage for our sales territories in the aggregate as well as larger territories for many sales personnel. We presently deploy our own national cardiovascular specialty field force of approximately 150 personnel. If we fail to significantly increase our level of Ranexa sales over time, our ability to generate product revenues, our ability to raise additional capital and our ability to maintain our current levels of research, development and commercialization activities will all be materially impaired, and the price of our common stock will decline. As a result, the success of our company is largely dependent on the success of Ranexa.

In addition, our success in commercializing Ranexa in key territories such as the United States and Europe is likely to depend on our ability to enter into one or more strategic arrangements relating to the product. The negotiation, consummation and implementation of strategic arrangements relating to pharmaceutical products are complex and time-consuming, and assuming that we seek strategic arrangements relating to the product in key territories, we may not be able to reach mutually acceptable terms, which may delay or prevent us from achieving or maximizing successful commercialization of the product in one or more key territories.

For example, we believe that the product may have potential in the general practitioner market in the United States if, for example, the FDA approves Ranexa as first-line therapy for patients suffering from chronic angina, as well as if the FDA approves labeling claims relating to the reduction of HbA1c in coronary artery disease patients with diabetes to the product labeling. However, we do not presently have the resources to market and promote in broad markets in the United States, and the revenues we expect to recognize for the foreseeable future from Ranexa may not be sufficient for us to reach broader markets on our own. As a result we may be dependent on being able to enter into one or more strategic partnership, collaboration and/or co-promotion arrangements in order to reach broader markets in the United States, and we may not be able to successfully enter into any such arrangement with third parties on terms that are favorable to us, if at all. In addition, under any such arrangement, our future revenues for Ranexa may depend heavily on the success of any such third party and we may have limited or no control over their resources and activities.

With regards to the potential European market for ranolazine, we have only a small number of personnel in Europe and at the present time we do not have the resources to commercialize ranolazine in Europe on our own. In late 2006 we submitted a marketing approval application for ranolazine to the European regulatory authorities. However, the cost of goods for ranolazine (which includes a royalty we owe to Roche on sales of the product) may make it challenging or prohibitive to profitably commercialize the product in one or more key countries in Europe, if it is approved by European regulatory authorities, in light of various national price control arrangements. In addition, we will be dependent on being able to enter into one or more strategic partnership, collaboration and/or co-promotion arrangements in order to reach the European market, and we may not be able to successfully enter into any such arrangement with third parties on terms that are favorable to us, if at all. In addition, under any such arrangement, our future revenues for ranolazine in Europe would depend heavily on the success of any such third party and we may have limited or no control over their resources and activities under any such arrangement.

While we have negotiated a special protocol assessment agreement with the FDA relating to the MERLIN TIMI-36 clinical study of Ranexa, this agreement relates to the chronic angina indication for the product, and does not guarantee any particular regulatory outcome from regulatory review of the study or the product, including any changes to product labeling or approvals.

Our MERLIN TIMI-36 clinical trial was a large clinical study of Ranexa which enrolled approximately 6,500 patients. We obtained and announced initial data and results from the trial in March 2007, which showed that the study did not meet the primary efficacy endpoint relating to treatment of acute coronary syndromes, despite an overall trend favoring Ranexa for the composite primary endpoint of cardiovascular death, myocardial infarction and recurrent ischemia. These results also showed that Ranexa did not have a significant effect on the rate of cardiovascular death or myocardial infarction, individually or as a composite, but the cumulative incidence of recurrent ischemia was significantly lower in patients receiving Ranexa, compared to patients receiving placebo. The initial data and results obtained in March 2007 also showed no adverse trend in death or arrhythmias in patients receiving Ranexa.

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

Similarly, the existence of this special protocol assessment agreement is not a guarantee of particular labeling claims relating to product safety, such as the reduced cautionary wording we are seeking, or product efficacy. FDA regulatory review is on-going for the supplemental new drug application we submitted to the FDA in September 2007 including the results of the MERLIN TIMI-36 study, which the FDA has administratively unbundled into three applications (all of which have an FDA PDUFA action date of July 27, 2008), including a supplemental new drug application under review by the division of cardiovascular and renal products of the FDA seeking to expand the product indication to include first line angina treatment, a supplemental new drug application under review by the division of cardiovascular and renal products of the FDA to evaluate the approval of potential anti-arrhythmic product labeling claims in patients with coronary artery disease, and a new drug application under review by the division of metabolism and endocrinology products of the FDA to provide for clinical review of the proposed product labeling claims relating to the reduction of HbA1c in coronary artery disease patients with diabetes. We do not have any special protocol assessment agreement in place with the metabolism and endocrinology products division of the FDA, and the agreement does not guarantee any potential labeling claims relating to reduction in HbA1c levels in coronary artery disease patients with diabetes or reduction in ventricular arrhythmias in coronary artery disease patients.

In connection with the on-going review of these three administratively unbundled applications relating to Ranexa (all of which have an FDA PDUFA action date of July 27, 2008), we expect that the FDA divisions will review all the safety and efficacy data and results from the MERLIN TIMI-36 study (including those relating to death and arrhythmia) and other studies included in the applications, and that the FDA will exercise its broad regulatory discretion in interpreting these data and results, as well as the terms of the special protocol assessment agreement, in determining whether the data and results demonstrate that Ranexa is not associated with an adverse trend in death and arrhythmia, and in determining whether to approve the product for first-line therapy for chronic angina patients, whether to reduce cautionary language in the product labeling, whether to add reduction of HbA1c in coronary artery disease patients with diabetes to the product labeling, whether to add reduction in ventricular arrhythmias in coronary artery disease patients to the labeling, and what other labeling changes to allow, if any. As a result of these various factors, uncertainty remains as to whether the MERLIN TIMI-36 study will support a potential approval of Ranexa as first-line therapy for patients suffering from chronic angina and what labeling changes, if any, will result. Even if the FDA approves the applications submitted in September 2007, we would not have FDA-approved modified labeling that we can use for promotional purposes until after mid-2008 (assuming that the FDA provides its approval(s) at the end of one standard review cycle).

The special protocol assessment agreement with the FDA also requires that we successfully complete a clinical evaluation of higher doses of Ranexa before any potential approval of Ranexa as first-line therapy for patients suffering from chronic angina. We have completed a clinical evaluation of higher doses of Ranexa, and we believe that the data and results from this separate study will satisfy this additional special protocol assessment requirement. These data and results were submitted to the FDA for review in our supplemental new drug application for chronic angina under review by the division of cardiovascular and renal products of the FDA, and we do not know if the FDA will agree that this aspect of the special protocol assessment agreement has been satisfied.

Also in connection with our special protocol assessment agreement relating to the MERLIN TIMI-36 clinical study, we expect that the FDA will review our compliance with the MERLIN TIMI-36 study protocol. In addition, we expect that the FDA will conduct inspections of some of the approximately 450 MERLIN TIMI-36 clinical sites, most of which are located in 16 foreign countries. We do not know whether the clinical sites will pass such FDA inspections, and negative inspection results or regulatory questions arising from such inspections (for example, relating to data from clinical sites), could significantly delay or prevent any potential regulatory approval or expansion of the product labeling for Ranexa.

Depending on the results of the FDA’s decisions regarding whether or not to approve, any, some or all of our three administratively unbundled applications (all of which have an FDA PDUFA action date of July 27, 2008), as well as the decisions of the FDA review divisions with respect to any labeling modifications, our ability to generate product revenues, raise additional capital, and maintain our current levels of research, development and commercialization activities will be materially affected. If the FDA does not approve such applications, or approves product labeling that is not favorable to the product, our continued ability to commercialize Ranexa could be seriously impaired or stopped altogether.

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

•

regulatory actions resulting from new data or information or other factors, especially the FDA’s actions relating to the results of on-going regulatory review by FDA of the supplemental new drug application we submitted to the FDA in September 2007 including the results of the MERLIN TIMI-36 study, which the FDA has administratively unbundled into three applications (all of which have an FDA PDUFA action date of July 27, 2008), including a supplemental new drug application under review by the division of cardiovascular and renal products of the FDA seeking to expand the product indication to include first line angina treatment, a supplemental new drug application under review by the division of cardiovascular and renal products of the FDA to evaluate the approval of potential anti-arrhythmic product labeling claims in patients with coronary artery disease, and a new drug application under review by the division of metabolism and endocrinology products of the FDA to provide for clinical review of the proposed product labeling claims relating to the reduction of HbA1c in coronary artery disease patients with diabetes, including whether or not the FDA approves any, some or all of these applications and what revised product labeling (if any) is approved by the FDA for Ranexa;

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

We believe that the currently approved product labeling for Ranexa has had and will continue to have a direct impact on our marketing, promotional and sales programs for this product, and has adversely affected market acceptance of the product. For example, the current approved product labeling for Ranexa contains contraindications and warnings regarding a potential safety risk of QT prolongation and a type of fatal arrhythmia, among other potential risks. In addition, the current indication statement in the labeling states that because Ranexa prolongs the QT interval in a dose-dependent manner, the product should be reserved for use in chronic angina patients who have not achieved an adequate response with other antianginal drugs, and should be used in combination with other common antianginal treatments, specifically amlodipine, beta-blockers or nitrates. Based on the MERLIN TIMI-36 clinical study results, we submitted a supplemental new drug application with the FDA in September 2007 seeking to modify the existing product labeling to expand the indication to include first-line angina treatment, reduce cautionary language and add new labeling claims. The FDA has administratively unbundled this submission into three applications, all of which are under on-going review and have an FDA PDUFA action date of July 27, 2008. However, we do not know if the FDA will approve any, some or all of these applications, or what revised product labeling, if any, the FDA will approve. Assuming FDA approval, we will not have FDA-approved modified labeling that we can use for promotional purposes until after mid-2008 (assuming that the FDA provides approvals at the end of one standard review cycle). Even if the FDA approves modified product labeling for Ranexa providing for the labeling changes we are seeking (including an indication for first-line angina treatment, reduced cautionary wording, and promotable labeling claims relating to reduction of HbA1c in coronary artery disease patients with diabetes and reduction in ventricular arrhythmias in coronary artery disease patients), we may not be able to significantly increase sales of Ranexa over time with the relatively limited resources available to us.

In addition, we believe that physician prescribing patterns are substantially affected by their perceptions of a product, particularly a new product such as Ranexa. We believe that many physicians’ perceptions of Ranexa have been negatively impacted by the currently approved product labeling for Ranexa. Even if the FDA approves modified product labeling for Ranexa providing for the labeling changes we are seeking (including an indication for first-line angina treatment, reduced cautionary wording, and promotable labeling claims relating to reduction of HbA1c in coronary artery disease patients with diabetes and reduction in ventricular arrhythmias in coronary artery disease patients), favorably modifying physician perceptions for the product may prove very difficult for us with the relatively limited resources available to us, which would impact product acceptance and revenues over time.

We must submit all promotional materials to the FDA at the time of first use, including in connection with any potential FDA approval(s) of the three applications which have an FDA PDUFA action date of July 27, 2008. If the FDA raises concerns regarding our proposed or actual promotional materials, we may be required to modify or discontinue using them and provide corrective information to healthcare practitioners. We do not know whether our promotional materials will allow us to achieve market acceptance for Ranexa with healthcare practitioners and managed care audiences.

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

In May 2007 we announced significant reductions in our field sales organization and headquarters sales and marketing personnel as well as significant reductions in sales and marketing program expenditures. We significantly reduced the number of sales territories (from approximately 250 to approximately 150), which has resulted in less overall coverage for our sales territories in the aggregate as well as larger territories for many sales personnel. These significant reductions in personnel and expenditures may result in failure to adequately cover our current sales territories, or to cover through alternative marketing efforts the territories in which we have elected not to have sales representation, and may result in reduced sales force productivity, a negative effect on product prescribing and less revenues from Ranexa. The success of our marketing and promotional strategies will also depend on our ability to retain and recruit the caliber of sales representatives necessary to implement our strategy, which focuses on promotion to cardiologists. The territory realignment and operating expense and headcount reductions, or perceptions of corporate instability or other factors, could significantly limit our ability to successfully retain and recruit qualified sales personnel with the level of technical, selling and institutional experience typical of specialty pharmaceutical sales personnel. Any failure to retain or attract qualified personnel could significantly delay or hinder the success of our commercial strategies, and could result in lower market acceptance and product revenues for Ranexa.

We may increase or decrease the size of our sales force in the future, or change territory alignments in the future, depending on many factors, including the effectiveness of the sales force, the level of market acceptance of

Ranexa, and the potential prospects for potential FDA approval (as well as final regulatory decisions relating to) any, some or all of the three administratively unbundled applications relating to Ranexa (all of which have an FDA PDUFA action date of July 27, 2008), as well as any partnering arrangements we may enter into from time to time. Developing and implementing key marketing messages and programs, as well as deploying, retaining and managing a national sales force and additional personnel, is very expensive, complex and time-consuming. We do not know if our marketing strategies and programs will be effective. We also do not know if our sales force is sufficient in size, scope or effectiveness to compete successfully in the marketplace and gain acceptance for Ranexa. Among other factors, we may not be able to gain sufficient access to healthcare practitioners, which would have a negative effect on our ability to promote Ranexa and gain market acceptance. Even if we gain access to healthcare practitioners, we may not be able to change prescribing patterns in favor of Ranexa. For example, our marketing and sales efforts relating to ACEON® (perindopril erbumine) Tablets in the United States prior to our termination of our co-promotion agreement for that product did not produce a significant increase in prescribing patterns relating to that product.

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

There are numerous marketed generic and/or branded pharmacologic stress agents, including one branded product that is well established in the United States market and is sold by the same company that has licensed regadenoson from us. In addition, at least two potential A2A-adenosine receptor agonist compounds may be under development, that could compete with our regadenoson product candidate, if it is approved for marketing. We are also aware of companies that are developing products that may compete with our other product candidates and programs. We may also be unaware of other potentially competitive products, product candidates or programs. Many of these potential competitors have substantially greater product development capabilities and financial, scientific, marketing and sales resources. Other companies may succeed in developing products earlier or obtaining approvals from regulatory authorities more rapidly or broadly than either we or our strategic partners are able to achieve. Potential competitors may also develop products that are safer, more effective or have other potential advantages compared to those under development or proposed to be developed by us and our strategic partners. In addition, research, development and commercialization efforts by others could render our technology or our products obsolete or non-competitive.

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

In February 2006, we set the wholesale acquisition cost of Ranexa at a higher price than the cost of any other antianginal drug currently on the market in the United States. Over time we have increased the wholesale acquisition cost of Ranexa, and launched and priced a new dosage form of the product. Our pricing for Ranexa may result in less favorable reimbursement and formulary positioning for the product with third-party payers and under government programs including Medicare, and may result in more or higher barriers to patient access to the product such as higher co-payments and/or prior authorization requirements. Even if we obtain favorable reimbursement or formulary positioning for Ranexa, we may not be able to maintain this positioning if the product does not meet utilization expectations. If we fail to obtain or maintain favorable reimbursement or formulary positioning for Ranexa, health care providers may limit how much or under what circumstances they will prescribe or administer the product, and patients may resist having to pay out-of-pocket for it. We are offering discounts or rebates to some customers to attempt to contract for favorable formulary status, which will lower the amount of product revenues we receive. In addition, our product revenues are affected by our pricing for the approved dosing and approved dosage strengths for Ranexa and by the dosage regimens and strengths most commonly prescribed by physicians. To date, the lower dosage form of Ranexa, which is lower priced than the higher dosage form, is the most commonly prescribed dosage, which impacts product revenues but may also support favorable formulary positioning by third-party payers. These competing factors will affect the market acceptance of Ranexa in the United States as well as the amount of product revenues we will receive for the product.

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

We are dependent on the performance of our key strategic collaborative partners for the successful commercialization of some of our product candidates. Our key collaborative partnerships include the following:

•

Biogen Idec Inc. (formerly Biogen Inc.)—a 1997 license agreement under which we licensed rights to Biogen Idec to develop and commercialize products produced based on our A1 adenosine receptor antagonist patents or technologies, which Biogen Idec has labeled its Adentri™ program; and

•	Astellas—a 2000 collaboration and license agreement to develop and commercialize second generation pharmacologic cardiac stress agents, including regadenoson.

The successful commercialization of our regadenoson program and of the Adentri™ program each depend significantly on the efforts of our collaborative partners for each of these programs. For example, in May 2007 we submitted a new drug application to the FDA seeking approval for regadenoson for potential use as a pharmacologic stress agent in myocardial perfusion imaging studies. If the new drug application is approved by the FDA, under our agreement with Astellas we must transfer the new drug application, and all responsibility for the product, to Astellas immediately after such FDA approval. Our agreement with Astellas also provides that Astellas is solely responsible for, and has sole decision-making authority regarding, all aspects of the commercial manufacture, distribution, pricing, reimbursement, marketing, promotion and sales of regadenoson in North America, if regadenoson is approved anywhere in that territory. As a result, we cannot control (and will not necessarily know) the level of investment Astellas makes or the degree of priority that Astellas places on the regadenoson program compared to its other products and programs, including compared to its current product for use in myocardial perfusion imaging studies, Adenoscan® (adenosine injection), which is well established in the United States market. Among other things, we will not be able to control Astellas’s level of activity or expenditure relating to the launch, manufacture (including inventory build-up) or commercialization of regadenoson, if approved, or the degree of motivation or success of Astellas, if any, in gaining market acceptance for regadenoson, if approved and launched, and in convincing physicians to switch from Astellas’s current pharmacologic stress agent Adenoscan® or other agents to regadenoson. Similarly, Biogen Idec has sole responsibility for all worldwide development and commercialization of products from the Adentri™ program, if any.

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

We currently rely on a single supplier at each step in the production cycle for Ranexa, and a single party for distribution of Ranexa to wholesalers. In addition, under our agreement with Astellas relating to regadenoson, Astellas is solely responsible for the commercial manufacture and supply of regadenoson, if approved, in their territory and Astellas in turn is dependent on third parties for the manufacture of the active pharmaceutical ingredient and the drug product, including a single supplier for the active pharmaceutical ingredient. Our ability to commercialize Ranexa, and Astellas’s ability to commercialize regadenoson, if approved, are each entirely dependent on these arrangements, and would be affected by any delays or difficulties in performance on the part of the parties involved. Contract modifications or exercise of termination or other rights could also impact our ability to commercialize Ranexa, and Astellas’s ability to commercialize regadenoson, if approved. For example, in the case of our Ranexa supply chain, because we rely on a single manufacturer at each step in the production cycle for the product, the failure of any manufacturers to supply product on a timely basis or at all, or to manufacture our product in compliance with product specifications or applicable quality or regulatory requirements, or to manufacture product or samples in volumes sufficient to meet market demand, would adversely affect our ability to commercialize Ranexa, could result in inventory write-offs, and could negatively affect product revenues and our operating results.

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

If we submit any new drug application or supplemental new drug application to the FDA, the FDA must first decide whether to either accept or reject the submission for filing, and if we submit any such application to European regulatory authorities, they must first decide whether to validate it for further review. As a result, we cannot be certain that any of our submissions will be reviewed. If the FDA accepts our submission for review, the agency will also determine whether the application will undergo review on a standard ten-month review cycle or on a priority six-month review cycle. The FDA has broad regulatory discretion in granting priority review to an application, and a decision to grant priority review is never a guarantee of any particular regulatory outcome (such as approval), since the regulatory standard for making a decision to grant priority review is entirely different from the regulatory standards for deciding whether or not to approve an application for marketing. If any of our submissions are reviewed, including our three Ranexa applications and the regadenoson application that are all under review, we cannot be certain that we will be able to respond to any regulatory requests during the review period in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our products or proposed product changes, such as labeling changes, will be approved by the FDA or foreign regulatory authorities.

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

Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information (including as relates to other drugs and/or other medical therapies), changing policies and agency funding, staffing and leadership. We cannot be sure whether current or future changes in the regulatory environment will be favorable or unfavorable to our business prospects. For example, we were informed by the FDA in 2006 that the agency has transferred responsibility for our regadenoson program to a review division at the FDA that has not previously handled the program. The development program for regadenoson was at a late stage, with two Phase 3 studies successfully completed, when this FDA divisional transfer occurred, and as a result our new drug application for regadoson (which has a PDUFA action date of March 14, 2008) is under review by a review division which had no prior involvement in the design or implementation of our regadenoson program, which could negatively affect our ability to obtain potential product approval from the FDA for regadenoson. We do not have any special protocol assessment agreement in place for the regadenoson program.

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

We rely on a large number of clinical research organizations and foreign clinical sites to conduct our clinical trials, including the MERLIN TIMI-36 clinical trial of Ranexa and the Phase 3 studies of regadenoson, which may adversely affect our ability to complete our clinical trials on a timely basis, or the outcome of our clinical trials or of regulatory inspections.

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

If we are unable to attract, retain or avoid disputes with collaborators, licensors and licensees, the development of our products could be delayed and our future capital requirements could increase substantially.

We may not be able to attract, retain or avoid disputes with corporate or academic collaborators, licensors, licensees and other strategic partners. Our business strategy requires us to enter into various arrangements with these parties, and we are dependent upon the success of these parties in performing their obligations. If we fail to enter into and maintain these arrangements, the development and/or commercialization of our products would be delayed, we may be unable to proceed with the development, manufacture or sale of products or we might have to fund development of a particular product candidate internally. If we have to fund the development and commercialization of substantially all of our products internally, our future capital requirements will increase substantially.

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

Product/Product Candidate	United States Primary Compound Patent Expiration
Ranexa	2003	*
Regadenoson	2019

*	Because ranolazine is a new chemical entity, under applicable United States laws we have received marketing exclusivity for the ranolazine compound as a new chemical entity until January 2011. In addition, the United States compound patent relating to Ranexa has been granted several one-year interim patent term extensions under the Hatch-Waxman Act as well as final patent term extension under the Hatch-Waxman Act, thereby extending the patent protection to May 2008 for the approved product (which is the Ranexa extended-release tablet) for the use in chronic angina approved by the FDA in January 2006. Also, the United States Patent and Trademark Office has issued patents claiming various sustained release formulations of ranolazine and methods of using sustained release formulations of ranolazine, including the formulation tested in our Phase 3 trials for Ranexa, for the treatment of chronic angina. These patents expire in 2019. We do not have any issued patent claims covering any intravenous formulation of ranolazine on a stand-alone basis, or any issued patent claims covering Ranexa for use in diabetes or diabetes-related conditions, and we may not be able to obtain any issued patent claims based on data and results from the MERLIN TIMI-36 study. After January 2011, patent term extension and five year new chemical entity exclusivity will no longer be available for ranolazine in the United States, and unless additional exclusivity relating to a successful supplemental new drug application can be obtained and that exclusivity period extends past January 2011, we will be entirely reliant on our owned or licensed patents claiming uses and formulations of Ranexa, especially the formulation and method of use patents described above, to continue to protect our substantial investments in Ranexa’s development and commercialization. It is possible that one or more competitors could develop competing products that do not infringe these patent claims, or could succeed in invalidating or rendering unenforceable all or any of these issued patent claims. One or more of these patents could be lost through a reissue or reexamination submission and subsequent evaluation by the United States Patent and Trademark Office or through litigation (or other proceeding) wherein issues of validity and/or enforceability such as inequitable conduct, inventorship, ownership, prior art, and/or enablement can be raised. These patents could also be lost as a result of interference or opposition proceedings. Any intellectual property-related claims against us relating to any of these patents, with or without merit, as well as any claims initiated by us against third parties, if any, would be time-consuming, expensive and risky to defend or prosecute, and could negatively affect our ability to commercialize Ranexa, product revenues and our operating results. In general, if we assert a patent against an alleged infringer and the alleged infringer is successful in invalidating one, more or all of the patents, or in having one, more or all of the patents declared unenforceable, the protection afforded by the patent(s) would be diminished or lost.

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

Generic challenges and related patent litigation are very common in the biopharmaceutical industry. Litigation, interference and opposition proceedings, even if they are successful, are expensive, time-consuming and risky to pursue, and we could use a substantial amount of our financial resources in any such case. Such litigation may be necessary to enforce any patents or trademarks issued to us and/or to our strategic partners, or to determine the scope and validity of the proprietary rights of us or third parties, including our strategic partners. For example, in May 2005, Astellas, our strategic partner for the regadenoson program in North America, announced that Astellas and third parties filed patent infringement lawsuits relating to the submission of an abbreviated new drug application seeking approval of a generic version of Adenoscan® (adenosine injection), a pharmacologic stress agent approved for marketing in the United States. Regadenoson, if it is approved, would be intended to be a second generation pharmacologic stress agent in the United States market. In October 2007, Astellas announced a preliminary settlement of these lawsuits, under the terms of which a third party generic pharmaceutical manufacturer will be able to launch their generic version of Adenoscan pursuant to a license in September 2012, or earlier under certain conditions (which have not been disclosed publicly). These developments could negatively impact Astellas’s transition from marketing Adenoscan® (adenosine injection) to marketing the second generation regadenoson product (if approved), including if a generic version of Adenoscan® (adenosine injection) comes on the market beforehand.

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

The growth of our business and our success depends in large part on our ability to attract and retain key management, research and development, sales and marketing and other operating and administrative personnel. Our key personnel include all of our executive officers and vice presidents, many of whom have very specialized scientific, medical or operational knowledge regarding one or more of our key products. We have entered into an employment agreement with our Chairman and Chief Executive Officer that contains severance and change-of-control provisions. We have entered into executive severance agreements with certain key personnel, and have a severance plan that covers our full-time employees. We do not maintain key-person life insurance on any of our employees. The loss of the services of one or more of our key personnel or the inability to attract and retain additional personnel and develop expertise as needed could limit our ability to develop and commercialize our existing and future product candidates. Such persons are in high demand and often receive competing employment offers. Our ability to retain our key personnel will also be dependent on the reactions of employees, customers and regulatory authorities to the results of on-going FDA review of the Ranexa and regadenoson approval applications submitted in 2007, and our ability to substantially increase sales of Ranexa over time.

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

Our indebtedness and debt service obligations may adversely affect our financial position.

As of December 31, 2007, we had approximately $399.5 million in long-term convertible debt and aggregate annual debt service obligations on this debt of approximately $11.0 million. Holders of our 2% senior subordinated convertible debentures due 2023 may require us to repurchase all or a portion of their debentures on May 16, 2010, May 16, 2013, and May 16, 2018, or in the event of a change of control of our company. In addition, holders of our 2.75% senior subordinated convertible notes due 2012 and our 3.25% senior subordinated convertible notes due 2013 may require us to repurchase all or a portion of their notes in the event of a change of control of our company or if our common stock ceases trading on a national securities exchange. We may elect to repurchase the debentures or notes in cash, or in whole or in part in common stock. In the event we repurchase the debentures or notes in cash, such payment would have a material adverse effect on our cash position.

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

In addition, the following provisions of our amended and restated certificate of incorporation, as amended, and our by-laws, as amended may have the effects of delaying or preventing a change in our current management and making the acquisition of our company by a third party more difficult:

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

Our existing convertible debt is convertible, at the option of the holder, into shares of our common stock at varying conversion prices, subject to the satisfaction of certain conditions. We have reserved shares of our authorized common stock for issuance upon conversion of our existing convertible notes and convertible debentures. If any or all of our existing notes and debentures are converted into shares of our common stock, our existing stockholders will experience immediate dilution and our common stock price may be subject to downward pressure. In addition, holders of our 2% senior subordinated convertible debentures due 2023 may require us to repurchase all or a portion of their debentures on May 16, 2010, May 16, 2013, and May 16, 2018, or in the event of a change of control of our company, and holders of our 2.75% senior subordinated convertible notes due 2012 and our 3.25% senior subordinated convertible notes due 2013 may require us to repurchase all or a portion of their notes in the event of a change of control of our company or if our common stock ceases trading on a national securities exchange. We may elect to repurchase the debentures or notes in cash, or in whole or in part in common stock. In the event we repurchase the debentures or notes in common stock, our existing stockholders will experience immediate dilution to the extent of the number of shares we deliver as the payment price for such repurchase.

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

We currently lease three buildings used as laboratory and office space in Palo Alto, California. The first building has approximately 61,000 square feet of space and the second has approximately 48,000 additional square feet of space. The lease term for both buildings runs through April 2016 with an option to renew for nine years. Our third building, leased in late 2000, has approximately 73,000 square feet of space and a lease term that runs through April 2012 with no renewal option. This agreement is secured by a $6.0 million irrevocable letter of credit. In August 2007, we entered into a sublease agreement with a third party to sublease a portion of one of our Palo Alto buildings. The sublease has a two year term that began September 1, 2007. Our European subsidiary leases approximately 4,000 square feet of office space in Stevenage, Hertfordshire in the United Kingdom. That lease expires in February 2013. We believe that these facilities will be adequate to meet our needs through 2008.

Item 3.	Legal Proceedings

In November 2007, we reached a settlement of dispute resolution proceedings with an insurer over whether or not we would reimburse that insurer for a portion of the insurer’s contribution to a prior settlement of litigation. Under the terms of the November 2007 settlement, we agreed to pay $1.0 million to the insurer and received a complete release of all claims, with no admission of liability or wrongdoing of any kind. We accrued and paid the settlement amount in full in late 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “CVTX”.

The following table sets forth, for the periods indicated, the intraday high and low price per share of the common stock on the Nasdaq Global Market.

	High	Low
Year Ended December 31, 2007
First Quarter	$14.67	$6.43
Second Quarter	$13.74	$7.49
Third Quarter	$13.68	$7.99
Fourth Quarter	$11.00	$8.48

Year Ended December 31, 2006
First Quarter	$27.15	$21.63
Second Quarter	$23.16	$12.81
Third Quarter	$13.76	$9.75
Fourth Quarter	$14.07	$10.87

On February 20, 2008, the closing price for our common stock was $7.55 per share. As of February 20, 2008, we had approximately 66 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore, do not anticipate paying any cash dividends in the foreseeable future.

Sales and Repurchases of Securities

We did not sell unregistered securities during our fiscal year ended December 31, 2007. We did not repurchase any of our equity securities during the fourth quarter of the year ended December 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information with respect to our compensation plans under which equity securities are authorized for issuance.

Performance Measurement Comparison*

The following graph and table show the cumulative total stockholder return of an investment of $100 in cash from the close of the market on December 31, 2002 through December 31, 2007 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends, although dividends have not been declared on our common stock. In prior years, we have used the Nasdaq Stock Market (U.S.) Index as one of our comparator graphs. The Nasdaq Stock Market (U.S.) Index was discontinued in 2006. As a result, we replaced the Nasdaq Stock Market (U.S.) Index with the Nasdaq Composite Index as one of our comparator graphs.

	12/02	12/03	12/04	12/05	12/06	12/07
CV Therapeutics, Inc.	100.00	80.79	126.23	135.73	76.62	49.67
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Biotechnology	100.00	146.95	164.05	185.29	183.09	186.22

*	This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	Selected Financial Data

The data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K and also with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Certain reclassifications have been made to prior period balances in order to conform to the current presentation.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data
Revenues:
Product sales, net	$66,651	$18,423	$–	$–	$–
Collaborative research	16,172	16,923	18,951	20,428	11,305
Co-promotion	–	1,439	–	–	–

Total revenues	82,823	36,785	18,951	20,428	11,305

Costs and expenses:
Cost of sales	9,689	2,752	–	–	–
Research and development	94,742	135,254	128,452	124,346	80,792
Selling, general and administrative	152,496	177,264	114,543	42,990	40,453
Restructuring charges	6,763	–	–	–	–

Total costs and expenses	263,690	315,270	242,995	167,336	121,245

Loss from operations	(180,867)	(278,485)	(224,044)	(146,908)	(109,940)
Other income (expense), net
Interest and other income, net	12,533	16,832	9,092	5,398	10,651
Interest expense	(12,672)	(12,667)	(13,043)	(13,573)	(11,662)

Total other income (expense), net	(139)	4,165	(3,951)	(8,175)	(1,011)

Net loss	$(181,006)	$(274,320)	$(227,995)	$(155,083)	$(110,951)

Basic and diluted net loss per share	$(3.05)	$(5.49)	$(5.66)	$(4.90)	$(3.91)

Shares used in computing basic and diluted net loss per share	59,335	49,983	40,268	31,671	28,360

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable securities	$174,245	$325,226	$460,183	$404,503	$428,498
Working capital	176,887	303,248	423,539	381,205	419,507
Total assets	258,836	421,456	532,561	460,085	469,177
Long-term debt	399,500	399,500	399,500	329,680	296,250
Accumulated deficit	(1,267,880)	(1,086,874)	(812,554)	(584,559)	(429,476)
Total stockholders’ equity (deficit)	(185,398)	(45,798)	60,990	79,402	148,837

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company

CV Therapeutics, Inc., headquartered in Palo Alto, California, is a biopharmaceutical company focused on the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. We apply advances in molecular biology and genetics to identify mechanisms of cardiovascular diseases and targets for drug discovery.

Major Developments in 2007

In 2007, our total revenues were $82.8 million, an increase of 125% from $36.8 million in 2006. In 2005, total revenues were $19.0 million. Our net loss in 2007 was $181.0 million, a decrease of 34% from $274.3 million for 2006. Our net loss for 2005 was $228.0 million. Net loss in 2007 and 2006 includes the effect of stock-based compensation expense related to employee stock options and employee stock purchases under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (FAS 123R), which increased our net loss by $34.2 million and $24.1 million in 2007 and 2006, respectively.

Significant milestones during the year ended December 31, 2007 were as follows:

•

Net product sales of Ranexa for the year ended December 31, 2007 were $66.7 million which represented an increase of 263%, compared to $18.4 million of net product sales revenue recorded for the year ended December 31, 2006.

•

In March 2007, we announced initial results for the MERLIN TIMI-36 clinical study of ranolazine, which showed that there was no adverse trend in death or arrhythmias in patients on ranolazine, and that the study did not meet the primary efficacy endpoint relating to treatment of acute coronary syndromes.

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

•

In September 2007, based on the results of the MERLIN TIMI-36 study of ranolazine obtained in the first quarter of 2007, we submitted a supplemental new drug application for Ranexa to the division of cardiovascular and renal products of the FDA seeking to modify the existing product labeling and expand the indication to include first line angina treatment.

•

In November 2007, the FDA accepted for filing our supplemental new drug application for Ranexa, seeking expansion to the approved product labeling for Ranexa to include first line angina treatment and significant reductions in cautionary language. In addition, the FDA requested that we pay a second Prescription Drug User Fee Act, or PDUFA, user fee and officially notified us that the Division of Metabolism and Endocrinology Products of FDA would undertake a formal review of the clinical diabetes data, as a separate new drug application, or NDA. Specifically, the new NDA was “administratively unbundled” from the parent sNDA to provide for clinical review of the proposed labeling change to add reduction of hemoglobin A1c, or HbA1c, in coronary artery disease (CAD) patients with diabetes.

•

In December 2007, the FDA notified us that they will evaluate the approval of potential anti-arrhythmic claims for Ranexa as part of their ongoing review of the supplemental new drug application. The FDA PDUFA action date for this application is July 27, 2008.

•

Also, in December 2007, the FDA approved new language for the product labeling related to the mechanism of action for Ranexa which describes the ability of ranolazine to inhibit the late sodium current at therapeutic levels.

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

•

In May 2007, we submitted a new drug application for regadenoson to the FDA for potential use as a pharmacologic agent in myocardial perfusion imaging studies. Regulatory action on our application is expected in the first half of 2008. The FDA PDUFA action date for this new drug application is March 14, 2008.

•	The FDA PDUFA action date for the two sNDAs and the NDA all related to Ranexa is July 27, 2008.

Economic and Industry-wide Factors

We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory approvals, market acceptance of our products, reliance on collaborative partners, enforcement of patent and proprietary rights, continued operating losses, fluctuating operating results, the need for future capital, potential competition, use of hazardous materials and retention of key employees. In order for a product to be commercialized, it will be necessary for us and, in some cases, our collaborators, to conduct preclinical tests and clinical trials, demonstrate the efficacy and safety of our product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate sufficient revenues to achieve or sustain profitability in the future. For a detailed discussion of risks associated with our business, see Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K.

Marketed Products

We currently promote Ranexa with our national cardiovascular specialty sales force of approximately 150 personnel. Ranexa was approved in the United States in January 2006 for the treatment of chronic angina in patients who have not achieved an adequate response with other antianginal drugs. Ranexa represents the first new pharmaceutical approach to treat angina in the United States in more than 20 years. We launched Ranexa 500 mg tablets in the United States in March 2006, and Ranexa 1000 mg tablets in August 2007.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

Product sales are recognized as revenue when persuasive evidence of an arrangement exists, delivery to our customers, who are wholesale distributors, has occurred, title has transferred to the wholesale distributors, the price is fixed or determinable and collectibility is reasonably assured, in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. For arrangements where the revenue recognition criteria are not met, we defer the recognition of revenue until such time that all criteria under the provision are met.

Revenue under our collaborative research arrangements is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front license payments, periodic milestone payments and reimbursements for research activities. For multiple element arrangements, we follow the guidance of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). For these arrangements, we generally are not able to identify evidence of fair value for the undelivered elements and we therefore recognize any consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the performance period. Up-front or milestone payments which are still subject to future performance requirements are recorded as deferred revenue and are amortized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We reevaluated the performance period for certain collaborative research arrangements in 2005 and 2006, which resulted in an immaterial change in revenues as compared to our original estimate. This performance period was completed in May 2007. We evaluate the appropriate performance period based on research progress attained and certain events, such as changes in the regulatory and competitive environment. Revenues related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed. Cost-sharing payments received from collaborative partners for a proportionate share of our and our partner’s combined research and development (R&D) expenditures pursuant to the underlying agreement are presented in the consolidated statement of operations as collaborative research revenue.

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

We believe our estimates related to chargebacks, cash discounts and distributor discounts do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time. We believe that product return allowances require a high degree of judgment and are subject to change based on our experience and certain qualitative factors. During the year ended December 31, 2007, we reduced our estimate for future product returns for the Ranexa 500 mg product, which resulted in our recognizing an additional $1.1 million in net revenue relating to amounts previously recorded in 2006 and the first and second quarter in 2007. We believe that our current estimates related to product return allowances are reasonable and appropriate based on current facts and circumstances. We consider rebate accruals to be our most complex estimate, as it involves material amounts, requires a high degree of subjectivity and judgment necessary to account for the accrual estimate and the final amount may not be settled for several quarters. As a result of the uncertainties involved in estimating rebate accruals, there is a higher likelihood that materially different amounts could be reported under different conditions or using different assumptions.

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

All of the aforementioned categories of gross-to-net sales adjustments are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could materially affect our results of operations or financial position. As of December 31, 2007, our consolidated balance sheet reflected estimated gross-to-net sales reserves and accruals totaling approximately $7.4 million.

The following table summarizes revenue allowance activity for the years ended December 31, 2006 and 2007 (in thousands):

	Contract Sales Discounts (1)	Product Returns (2)	Cash Discounts	Total
Balance at December 31, 2005	$–	$–	$–	$–
Revenue allowances:
Current period	(2,551)	(894)	(459)	(3,904)
Payments and credits	1,233	–	343	1,576

Balance at December 31, 2006	(1,318)	(894)	(116)	(2,328)
Revenue allowances:
Current period	(9,628)	(2,291)	(1,581)	(13,500)
Payments and credits	5,874	–	1,485	7,359
Adjustment related to 2006 (3)	–	433	–	433
Current period adjustment (3)	–	661	–	661

Balance at December 31, 2007	$(5,072)	$(2,091)	$(212)	$(7,375)

(1)	Includes certain customary launch related discounts, managed care rebates, Medicaid rebates, chargebacks and distributor discounts
(2)	Reserve for return of expired products
(3)	Adjustment represents a reduction in estimate of future product returns

Changes in actual experience or changes in other qualitative factors could cause our gross-to-net sales adjustments to fluctuate, particularly with our newly launched products. We review the rates and amounts in our gross-to-net sales adjustments each reporting period. If future estimated rates and amounts are significantly greater than those reflected in our recorded reserves, the resulting adjustments to those reserves would decrease our reported net revenues. Conversely, if actual returns, rebates and chargebacks are significantly less than those reflected in our recorded reserves, the resulting adjustments to those accruals or reserves would increase our reported net revenue. If we changed our assumptions and estimates, our gross-to-net sales adjustments would change, which would impact the net revenues we report. For example, we estimate our returns reserved as a percentage of product sales. If we had increased or decreased that returns reserve by 1% in the year ended December 31, 2007, the cumulative financial statement impact in that year would have been $0.8 million.

We will continue to monitor channel inventory levels and evaluate the risk of returns in future periods. If conditions or other circumstances change we may take actions to revise our estimate of product returns in future periods. For example, during the quarter ended September 30, 2007, we reduced our estimate for future product returns for the Ranexa 500 mg product, which resulted in our recognizing an additional $1.1 million of net revenue relating to amounts previously recorded in 2006 and the first half of 2007. This revised estimate was based on historical return information, our current assessment of the trends that impact our estimate including percentage of channel inventory reserved, long product dating and industry benchmark data. We believe that our current estimates related to product return allowances are reasonable and appropriate based on our assessment of the qualitative factors considered.

Inventories

We expense costs relating to the production of inventories in the period incurred until such time as we receive an approval letter from the FDA for a new product or product configuration, and then we begin to capitalize the subsequent inventory costs relating to that product configuration. Prior to approval of Ranexa for commercial sale in January 2006 by the FDA, we had expensed all costs associated with the production of Ranexa as R&D expense. Subsequent to receiving approval for Ranexa, we capitalized the subsequent costs of manufacturing the commercial configuration of Ranexa as inventory, including costs to convert existing raw materials to active pharmaceutical ingredient and costs to tablet, package and label previously manufactured inventory whose costs had already been expensed as R&D. Until we sell the inventory for which a portion of the costs were previously expensed, the carrying value of our inventories and our cost of sales will reflect only incremental costs incurred subsequent to the approval date. Inventory which was previously expensed was $7.4 million as of December 31, 2007. We continue to expense costs associated with non-approved configurations of Ranexa and clinical trial material as R&D expense.

The valuation of inventory requires us to estimate obsolete, expired or excess inventory. Once packaged as finished goods, the Ranexa 500 mg dosage form currently has a shelf life of 48 months from the date of tablet manufacture. Ranexa 1000 mg tablets, which became available in August 2007, currently have a shelf life of 24 months from the date of tablet manufacture. Inventory is stated at the lower of cost or market. Our estimate of the net realizable value of our inventories is subject to judgment and estimation. The actual net realizable value of our inventories could vary significantly from our estimates and could have a material effect on our financial condition and result of operations in any reporting period. On a quarterly basis, we analyze our inventory levels to determine whether we have any obsolete, expired or excess inventory. The determination of obsolete, expired or excess inventory requires us to estimate the future demand for Ranexa and consider our manufacturing commitments with third parties. If our current assumptions about future production or inventory levels, demand or competition were to change or if actual market conditions are less favorable than those we have projected, inventory write-downs may be required that could negatively impact our product margins and results of operations. We also review our inventory for quality assurance and quality control issues identified in the manufacturing process and determine if a write-down is necessary. To date, there have been no inventory write-downs.

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

Valuation of Marketable Securities

We invest in short-term and long-term marketable debt securities for use in current operations. We classify our investments as available-for-sale and report them at fair value. For securities with unrealized losses as of the period end, we evaluate whether the impairment is other-than-temporary. Unrealized gains and temporary losses are reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). Our assessment of unrealized losses includes a consideration of our intent and ability to hold the impaired security for a period of time sufficient to recover its cost basis. If we conclude that an other-than-temporary impairment exists, we recognize an impairment charge to reduce the investment to fair value and record the related charge as a reduction of interest and other income, net. We had unrealized losses of approximately $0.1 million, $2.0 million and $3.2 million in our investment portfolio as of December 31, 2007, 2006 and 2005, respectively. After consideration of the scheduled maturities in our investment portfolio, our policies with respect to the concentration of investments with issuers or within industries, and our forecasted needs to support our operations, we concluded that we did not have the ability and intent to hold all of our impaired securities for a period of time sufficient to recover their cost basis. As a result, for the years ended December 31, 2007, 2006 and 2005, we recorded a non-cash impairment charge of approximately $0.1 million, $2.0 million and $3.2 million respectively, related to these securities. If market interest rates continue to increase in future periods, we would expect to record additional impairment charges related to our investments.

We carry our investments of debt securities at fair value, estimated as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. A combination of factors in the housing and mortgage markets, including rising delinquency and default rates on subprime mortgages and declining home prices, has led to increases in actual and expected credit losses for residential mortgage-backed securities and mortgage loans. In 2007, the credit markets began reacting to these changing factors and the prices of many securities backed by subprime mortgages began to decline. Lower volumes of transactions in certain types of collateralized securities might make it more difficult to obtain relevant market information to estimate the fair value of these financial instruments. In accordance with our investment policy, we diversify our credit risk and invest in debt securities with high credit quality and do not invest in mortgage-backed securities or mortgage loans. Substantially all of our investments held as of December 31, 2007 are actively traded and our estimate of fair value is based upon quoted market prices. We have not recorded losses on our securities due to credit or liquidity issues. We will continue to monitor our credit risks and evaluate the potential need for impairment charges related to credit risks in future periods.

Stock Based Compensation

We currently use the Black-Scholes and other option pricing models to estimate the fair value of employee stock options, stock appreciation rights and our employee stock purchase plan. Calculating the fair value of stock-based payment awards requires considerable judgment, including estimating stock price volatility, the amount of stock-based awards that are expected to be forfeited and the expected life of the stock-based payment awards. While fair value may be readily determinable for awards of stock or restricted stock units (RSUs), market quotes are not available for long-term, non-transferable stock options or stock appreciation rights because these instruments are not traded. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. When establishing an estimate of the expected term, we consider the vesting period for the award, our historical experience of employee stock option exercises, the expected volatility, and a comparison to relevant peer group data. We review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value stock-based awards granted in future periods. Actual results, and future changes in estimates, may differ substantially from our current estimates. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Restructuring Charges

As defined in FAS 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146), we record costs and liabilities associated with exit and disposal activities at fair value in the period the liability is incurred. Restructuring charges consist of charges related to employee severance and benefits, contract termination fees and other restructuring related charges. Charges related to employee severance and benefits are determined based on the estimated severance and fringe benefit charge for identified employees. In August 2007, we entered into a sublease agreement with a third party to sublease a portion of one of our Palo Alto buildings. The sublease has a two year term that began September 1, 2007. The restructuring amount represents the fair value of the lease payments and expenses less sublease income through August 2009. If we do not reoccupy the space at the end of the sublease term or if we enter into another sublease with similar terms as our previous sublease, we would incur additional restructuring charges in the future. We will reassess restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities and we will record new restructuring accruals as liabilities are incurred.

The following table summarizes the accrual balance and utilization by cost type for the restructuring (in thousands):

	Excess Facilities Costs		Employee Severance and Benefits	Contract Termination Fees	Other Restructuring Costs	Total
Restructuring charges accrued	$1,517		$4,291	$804	$272	$6,884
Cash payments	(253	)*	(4,166)	(804)	(269)	(5,492)
Adjustments	–		(121)	–	–	(121)

Balance as of December 31, 2007	1,264		4	–	3	1,271
Less current portion	(758	)*	(4)	–	(3)	(765)

Long-term portion as of December 31, 2007	$506		$–	$–	$–	$506

*	Fair value of cash payments less sublease payments received.

Results of Operations – Comparison of Years Ended December 31, 2007, 2006 and 2005

Revenues

Revenues and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year ended December 31,			Percent Change
	2007	2006	2005	2007/2006	2006/2005
Product sales, net	$66.7	$18.4	$–	263%	*
Collaborative research	16.2	16.9	19.0	(4)%	(11)%
Co-promotion	–	1.4	–	*	*

Total revenues	$82.8	$36.8	$19.0	125%	94%

*	Calculation not meaningful.

The values shown above are individually rounded, which may lead to the appearance of footing errors.

Net product sales increased 263% to $66.7 million in 2007 compared to $18.4 million in 2006 as a result of Ranexa product sales, which commenced in March 2006.

Collaborative research revenues of $16.2 million in 2007 remained flat with 2006 revenue of $16.9 million. The 2007 collaborative research revenue included a $7.0 million milestone payment we received from Astellas as a result of our submission of a new drug application to the FDA for regadenoson. This was offset by a decrease in the amount of reimbursable development costs incurred in connection with the completion of our Phase 3 clinical trials of regadenoson undertaken in our collaboration agreement with Astellas. The decline of $2.1 million in collaborative research revenue in 2006 compared to 2005 was due primarily to lower reimbursable development costs incurred for our two Phase 3 clinical studies of regadenoson, undertaken in connection with our collaboration with Astellas. In December 2006, we announced that the second of two Phase 3 clinical studies of regadenoson met its primary endpoint. A prior identically designed Phase 3 study completed in 2005 also met its primary endpoint. We expect collaborative revenue to decline if regadenoson is approved by the FDA and no further development work is required.

In 2006, we received co-promotion revenue of $1.4 million from sales of ACEON®, which we co-promoted with our collaborative partner, Solvay Pharmaceuticals, Inc. or Solvay Pharmaceuticals. In October 2006, we signed a letter agreement with Solvay Pharmaceuticals that, among other things, terminated our co-promotion agreement with Solvay Pharmaceuticals relating to ACEON®, effective as of November 1, 2006, and we ceased all commercial activities relating to ACEON®.

Cost of Sales

Cost of sales and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year ended December 31,			Percent Change
	2007	2006	2005	2007/2006	2006/2005
Cost of sales	$9.7	$2.8	$–	246%	*

*	Calculation not meaningful.

Cost of sales as a percentage of net product sales was 15% in 2007 and 2006. Cost of sales includes the cost of product (the cost to manufacture Ranexa, which includes material, labor and overhead costs) as well as costs of logistics and distribution of the product and a royalty owed to Roche, based on net product revenue (as defined in our license agreement with Roche). Until receiving FDA marketing approval of Ranexa in January 2006, all costs associated with the manufacturing of Ranexa were included in R&D expenses when incurred. Consequently, the cost of manufacturing Ranexa reflected in our total costs and expenses in 2006, and for some period thereafter, will not reflect the full cost of production because a portion of the raw materials, labor and overhead costs incurred to produce the product sold were previously expensed. For these reasons, we anticipate that our margin on sales of Ranexa may fluctuate from quarter to quarter during 2008 and for some period thereafter. Cost of sales as a percentage of net product sales would have been 19% in both 2007 and 2006 excluding the benefit of previously expensed inventory. Inventory that was previously expensed was $7.4 million as of December 31, 2007 and $10.9 million as of December 31, 2006. There was no cost of sales in 2005 prior to our receiving regulatory approval and commencing commercial sale of Ranexa in the United States.

Research and Development Expenses

R&D expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year ended December 31,			Percent Change
	2007	2006	2005	2007/2006	2006/2005
Research and development expenses	$94.7	$135.3	$128.5	(30)%	5%

R&D expenses decreased 30% to $94.7 million in 2007 compared to $135.3 million in 2006. The decline in 2007 resulted primarily from lower clinical trial expenses related to the completion of the MERLIN TIMI-36 study of Ranexa and lower regadenoson research and development expenses.

The 5% increase in R&D expenses of $6.8 million in 2006, compared to 2005, was primarily due to higher personnel-related expenses. Our 2006 R&D-related personnel expense includes stock-based compensation as a result of our adoption of FAS 123R on January 1, 2006. This increase was partially offset by lower outside contract service expense for our completed Phase 3 regadenoson study. Additionally, we capitalized the manufacturing costs of Ranexa as part of inventory in 2006 versus the expensing of these costs as R&D in 2005, prior to receiving FDA approval of Ranexa.

We expect our R&D expenses to be lower in 2008 compared to 2007, due to the restructuring plan implemented in May 2007.

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

	Year ended December 31,
	2007	2006	2005
Ranolazine	$43.4	$74.3	$68.0
Regadenoson	14.9	23.7	27.9
Other projects	36.4	37.3	32.6

Total R&D expenses	$94.7	$135.3	$128.5

Selling, General and Administrative Expense

Selling, general and administrative expenses (SG&A) and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year ended December 31,			Percent Change
	2007	2006	2005	2007/2006	2006/2005
Selling, general and administration expenses	$152.5	$177.3	$114.5	(14)%	55%

SG&A expenses decreased 14% to $152.5 million in 2007 compared to $177.3 million in 2006 and increased 55% to $177.3 million in 2006 compared to $114.5 million in 2005.

The decline in SG&A expenses of $24.8 million in 2007, compared to 2006, was due primarily to lower Ranexa sales and marketing expenses, lower sales and marketing expenses due to the end of the ACEON® co-promotion arrangement and a reduction in personnel related expenses related to the restructuring plan implemented in May 2007.

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

We expect our SG&A expenses to be lower in 2008 compared to 2007, due to the restructuring plan implemented in May 2007.

Restructuring Charges

Restructuring charges and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year ended December 31,			Percent Change
	2007	2006	2005	2007/2006	2006/2005
Restructuring charges	$6.8	$–	$–	*	*

*	Calculation not meaningful.

In May 2007, we initiated a restructuring plan to lower annual operating expenses through significant optimization of our field sales organization, enhanced focus of R&D activities and reductions in SG&A spending. As part of the restructuring, we incurred charges related to contract termination and other restructuring related charges such as professional fees. In September 2007, we recorded an additional restructuring charge related to a sublease of excess leased office space of $1.5 million. This represents the fair value of the lease payments and expenses less sublease income through August 2009. There were no comparable expenses in 2006 or 2005.

Interest and Other Income, Net

Interest and other income, net and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year ended December 31,			Percent Change
	2007	2006	2005	2007/2006	2006/2005
Interest and other income, net	$12.5	$16.8	$9.1	(26)%	85%

Interest and other income, net, declined $4.3 million in 2007, compared to 2006. The decline was primarily due to lower interest income due to lower investment balances.

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

We expect interest and other income, net, to fluctuate in the future with changes in average investment balances and market interest rates.

Interest Expense

Interest expense and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year ended December 31,			Percent Change
	2007	2006	2005	2007/2006	2006/2005
Interest expense	$12.7	$12.7	$13.0	0%	(2%)

Interest expense in 2007 remained flat with 2006. Interest expense in 2006 slightly decreased $0.3 million from 2005 due to higher average convertible debt balances in 2005.

Our 2.0% senior subordinated convertible debentures due 2023 accounted for $2.0 million, $2.0 million and $2.5 million of interest expense in the years ended December 31, 2007, 2006 and 2005, respectively. Our 2.75% senior subordinated convertible notes due 2012 accounted for $4.1 million, $4.1 million and $4.7 million of interest expense in the years ended December 31, 2007, 2006 and 2005, respectively. Our 3.25% senior subordinated convertible notes due 2013 accounted for $4.9 million, $4.9 million and $2.7 million of interest expense in the years ended December 31, 2007, 2006 and 2005, respectively. Our 4.75% convertible subordinated notes due 2007 were redeemed in 2006 and accounted for $3.1 million of interest expense in the year ended December 31, 2005.

Taxes

We have not generated taxable income to date. As of December 31, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $815.6 million, a portion of which will expire in 2008. We also have California net operating loss carryforwards of approximately $548.9 million, a portion of which will expire in 2008. We also have California research and development tax credits of $8.0 million. The California research credits can be carried forward indefinitely.

Utilization of our net operating loss are subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue code and similar state provisions. As a result of annual limitations, a portion of these carryforwards will expire before becoming available to reduce such federal and state income tax liabilities.

Recent Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board (FASB) ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We do not believe that the adoption of EITF 07-3 will have an impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued FAS 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. We do not believe that the adoption of FAS 157 will have a material effect on our consolidated results of operations and financial condition.

Liquidity and Capital Resources

(in millions)	As of December 31,
	2007	2006	2005
Cash, cash equivalents and marketable securities	$174.2	$325.2	$460.2

	Year ended December 31,
	2007	2006	2005
Cash flows:
Net cash used in operating activities	$(162.2)	$(270.8)	$(188.0)

Net cash provided by (used in) investing activities	$163.7	$176.2	$(67.9)

Net cash provided by financing activities	$12.5	$148.5	$258.8

We have financed our operations since inception primarily through public offerings and private placements of debt and equity securities and payments under corporate collaborations.

As of December 31, 2007, we had cash, cash equivalents and marketable securities of $174.2 million, compared to $325.2 million as of December 31, 2006. We expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercial activities for at least 12 months. Our estimates of future capital use are uncertain, and changes in our commercialization plans, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the period of time our available resources will fund our operations. We currently expect total costs and expenses, not including cost of sales, to be between $50.0 million and $55.0 million per quarter in 2008, compared to $254.0 million for the full year in 2007. With the completion of the MERLIN TIMI-36 clinical study and the second regadenoson Phase 3 study, we expect our R&D expenses to be lower in 2008 compared to 2007. We also expect our SG&A expenses to be lower in 2008 compared to 2007. We do not expect to generate sufficient revenues through our marketing and sales of Ranexa in the near term to achieve profitability or to fully fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. Thus we will require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships or licensing arrangements in order to continue our research, development and commercialization activities. Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may among other things have to delay, scale back or eliminate some or all of our R&D programs or commercialization activities.

In August 2006, we completed a public offering of common stock, in which we sold 10,350,000 shares of common stock at a per share price of $9.50 for net proceeds of $92.2 million.

In April 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd. (Azimuth), which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8% of the daily volume weighted average price of our common stock, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement ends May 1, 2009. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. In 2006, Azimuth purchased an aggregate 2,744,118 shares for gross proceeds of approximately $39.8 million under the purchase agreement. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 6,266,286 shares remaining for sale under the purchase agreement were sold at the $9.05 closing price of our common stock on December 31, 2007, (and assuming that Azimuth agreed to purchase our common stock at this price), the maximum additional aggregate net proceeds, assuming the largest possible discount, that we could receive under the purchase agreement with Azimuth would be approximately $53.3 million.

Net cash used in operating activities was $162.2 million for the year ended December 31, 2007 and was primarily the result of our net loss adjusted for non-cash expenses related to stock-based compensation and depreciation, cash used to pay for clinical trial accruals and accounts payable, changes in prepaid and other assets, cash used to build inventory and financing accounts receivable associated with commercialization of Ranexa. Net cash used in operating activities was $270.8 million for the year ended December 31, 2006 and was primarily the result of our net loss adjusted for non-cash expenses related to stock-based compensation, cash used to build inventory and financing accounts receivable associated with commercialization of Ranexa and changes in other assets related to our collaboration agreement with PTC Therapeutics (PTC) and Ranexa product rights (see Note 3 in the Notes to Consolidated Financial Statements). Net cash used in operating activities for the year ended December 31, 2005 resulted primarily from operating losses adjusted for changes in accrued and other liabilities and non-cash expenses related to depreciation and amortization.

Net cash provided by investing activities of $163.7 million in the year ended December 31, 2007 consisted of net proceeds from purchases, maturities and sales of marketable securities of $166.5 million offset by capital expenditures of $2.8 million. Net cash provided by investing activities of $176.2 million in the year ended December 31, 2006 primarily consisted of net proceeds from purchases, maturities and sales of marketable securities of $190.1 million offset by capital expenditures of $9.8 million. Net cash used in investing activities for the year ended December 31, 2005 consisted of net uses from purchases, maturities and sales of marketable securities of $58.9 million and capital expenditures of $9.0 million.

Net cash provided by financing activities of $12.5 million in the year ended December 31, 2007 was primarily due to a decrease in restricted cash and proceeds from issuance of common stock through our employee stock purchase plan and stock options. Net cash provided by financing activities of $148.5 million in the year ended December 31, 2006 was primarily due to net proceeds of approximately $92.2 million from the sale of 10,350,000 shares of common stock in our August 2006 public offering, net proceeds of approximately $19.8 million from the sale of 1,080,828 shares of common stock to Azimuth in May 2006, net proceeds of approximately $20.0 million from the sale of 1,663,290 shares of common stock to Azimuth in November 2006, and a decrease in restricted cash of $10.1 million related to interest payments made during the year associated with convertible debt. Net cash provided by financing activities of $258.8 million in the year ended December 31, 2005 was primarily due to the completion of concurrent public equity and debt financings in July 2005 with net proceeds totaling approximately $315.0 million. We sold 8,350,000 shares of common stock at a price of $21.60 per share and $149.5 million aggregate principal amount of 3.25% senior subordinated convertible notes due 2013. In August 2005, we redeemed the remaining outstanding $79.6 million principal amount of our 4.75% convertible subordinated notes due 2007 at a premium above the principal amount of the notes. Additionally, we sold 1,275,711 shares of common stock for net proceeds of approximately $25.0 million to Acqua Wellington North American Equities Fund, Ltd. in February 2005.

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

Contractual Obligations and Significant Commercial Commitments

The following summarizes our contractual obligations and the periods in which payments are due as of December 31, 2007:

	Total	2008	2009	2010	2011	2012	Thereafter
	(in thousands)
Convertible notes(1)(2)	$451.3	$11.0	$11.0	$109.0	$9.0	$156.9	$154.4
Manufacturing obligations(3)	6.2	3.2	3.0	–	–	–	–
Operating leases(4)	79.6	13.0	13.4	15.2	15.4	8.3	14.3

	$537.1	$27.2	$27.4	$124.2	$24.4	$165.2	$168.7

(1)	“Convertible notes” consist of principal and interest payments on our 2.0% senior subordinated convertible debentures due 2023, our 2.75% senior subordinated convertible notes due 2012 and our 3.25% senior subordinated convertible notes due 2013.
(2)	The holders of our 2.0% senior subordinated convertible debentures due 2023, at their option, may require us to purchase all or a portion of their debentures on May 16, 2010, May 16, 2013 and May 16, 2018, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. The principal for these debentures is shown in the ”2010” column.
(3)	“Manufacturing obligations” include significant non-cancelable orders and minimum commitments under our agreements related to the manufacturing of Ranexa.
(4)	“Operating leases” consists of minimum lease payments related to real estate leases for our facilities covering 186,000 square feet less payments received for the sublease of 10,740 square feet. These leases expire between April 2012 and April 2016. One of the leases is secured by a $6.0 million irrevocable letter of credit. The sublease agreement expires August 2009.

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

Under our license and settlement agreement with another vendor, certain amounts were due to them upon the approval of Ranexa by the FDA for the manufacture of ranolazine active pharmaceutical ingredient (ranolazine API). Upon FDA approval of Ranexa, we were required to pay a $5.0 million milestone and fees based upon the amount of ranolazine API manufactured prior to product approval. In exchange for these payments, we received a worldwide, royalty-free, nonexclusive perpetual license to use and practice certain proprietary technology for the purpose of making and having made ranolazine API. In January 2006, we paid this $5.0 million milestone to this vendor. We are obligated to pay this vendor $4 per kilogram on future ranolazine API manufactured until the total amount paid (including the initial $5.0 million payment) reaches $12.0 million. As of December 31, 2007, we have paid $5.5 million to this vendor.

We have a commitment related to our license agreement with PTC. If we license and commercialize a product based on all selected targets during the term of the agreement, PTC could earn milestone payments from us if specified development, regulatory and commercial goals set forth in the agreement are achieved.

Risks and Uncertainties Related to Our Future Capital Requirements

We have experienced significant operating losses since our inception in 1990, including net losses of $181.0 million in 2007, $274.3 million in 2006 and $228.0 million in 2005. As of December 31, 2007, we had an accumulated deficit of $1,267.8 million. The process of developing and commercializing our products requires significant R&D work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. To date, the revenues we have recognized relating to our only approved product, Ranexa, have been limited, and have not been sufficient for us to achieve profitability or fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. The revenues that we expect to recognize for the foreseeable future relating to Ranexa will not be sufficient for us to achieve or sustain profitability or maintain operations at our current levels or at all.

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

Our future capital requirements and our ability to raise capital in the future will depend on many other factors, including our product revenues, the costs of commercializing our products, progress in our R&D programs, the size and complexity of these programs, the timing, scope and results of preclinical studies and clinical trials, our ability to establish and maintain collaborative partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing commercial and clinical materials and other factors not within our control. If we are not able to obtain FDA approval of application(s) based on the MERLIN TIMI-36 clinical trial data and results, or if the FDA approves revised product labeling that negatively impacts market acceptance, our ability to generate product revenues, our ability to raise additional capital and our ability to maintain our current levels of research, development and commercialization activities will all be materially impaired. Insufficient funds may require us to delay, scale back or eliminate some or all of our research, development or commercialization programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern.

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

Other Information

In December 2007, we announced that in accordance with Nasdaq Marketplace Rule 4350, we granted 32 non-executive employees inducement stock options covering an aggregate of 110,000 shares of common stock under our 2004 Employment Commencement Incentive Plan. In February 2008, we announced that in accordance with Nasdaq Marketplace Rule 4350, we granted 19 non-executive officer employees inducement stock options covering an aggregate of 119,200 shares of common stock under our 2004 Employment Commencement Incentive Plan. All of these inducement stock options are classified as non-qualified stock options with an exercise price equal to the fair market value on the grant date. The options have a ten-year term and vest over four years. Except as otherwise described below, the options will vest as follows: 20% of these options will vest on the date one year from the optionee’s hire date, 20% of the options will vest in monthly increments during each of the second and third years, and 40% of the options will vest in monthly increments during the fourth year. One of the options vests as follows: 25 percent of this option will vest on the date one year from the optionee’s hire date and 25 percent of the option will vest in monthly increments during each of the second and third and fourth years. This option also includes individual performance triggers that could result in accelerated vesting. All options are subject to the terms and conditions of our 2004 Employment Commencement Incentive Plan.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not use derivative financial instruments. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer except for United States government agency securities. We are averse to principal loss and strive to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and marketable securities as “fixed-rate” if the rate of return on such instruments remains fixed over their term. These “fixed-rate” investments include U.S. government securities, commercial paper, asset backed securities, corporate bonds, and foreign bonds. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates. We classify our cash equivalents and marketable securities as “variable-rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term.

Our long-term debt at December 31, 2007 includes $100.0 million of our 2.0% senior subordinated convertible debentures due May 2023, $150.0 million of our 2.75% senior subordinated convertible notes due May 2012, and $149.5 million of our 3.25% senior subordinated convertible notes due August 2013. Interest on the 2.0% senior subordinated convertible debentures is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 2.75% senior subordinated convertible notes is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 3.25% senior subordinated convertible notes due 2013 is fixed and payable semi-annually on February 16 and August 16 each year. All the notes and debentures are convertible into shares of our common stock at any time prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events.

The table below presents the amounts and related average interest rates of our investment portfolio and our long-term debt as of December 31, 2007 and 2006:

	2007		2006
	Average Interest Rate	Estimated Market Value	Average Interest Rate	Estimated Market Value
	($ in thousands)
Cash equivalents:
Fixed rate	5.25%	$39,175	5.33%	$34,066
Variable rate	4.84%	51,204	3.44%	41,202
Marketable securities portfolio:
Fixed rate (mature in 2007)	–	–	4.42%	159,950
Variable rate (mature in 2007)	–	–	5.36%	4,001
Fixed rate (mature in 2008)	4.79%	60,308	4.44%	59,521
Variable rate (mature in 2008)	4.92%	2,001	5.37%	2,000
Fixed rate (mature in 2009)	5.23%	20,337	4.91%	22,116
Long-term debt:
Senior subordinated convertible debentures due 2023	2.00%	83,480	2.00%	84,500
Senior subordinated convertible notes due 2012	2.75%	81,580	2.75%	101,100
Senior subordinated convertible notes due 2013	3.25%	80,230	3.25%	88,200

Foreign Currency Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our European subsidiary in the United Kingdom. At the end of each reporting period, expenses of the subsidiary are remeasured into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are remeasured into U.S. dollars using either historical rates or the exchange rate in effect at the end of the period. Additionally, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies. In particular, we have foreign expenses associated with our clinical studies, such as the MERLIN-TIMI 36 clinical trial of Ranexa. We currently do not hedge against foreign currency risk. Fluctuations in exchange rates may impact our financial condition and results of operations. For the years ended December 31, 2007, 2006 and 2005, we incurred approximately $11.4 million, $19.1 million and $7.2 million, respectively, of non-U.S. dollar expenses. As reported in U.S. dollars, we have recorded foreign currency losses for the years ended December 31, 2007, 2006 and 2005, of $0.2 million, $0.4 million and $0.1 million, respectively.

Item 8.	Financial Statements and Supplementary Data

Our financial statements and notes thereto appear beginning on page 117 of this report.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm.

(c)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CV Therapeutics, Inc.:

We have audited CV Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CV Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, CV Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CV Therapeutics, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

February 20, 2008

(d)	Changes in Internal Control Over Financial Reporting:

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

The names of the members of our board of directors, their ages and certain information about them as of February 22, 2008, are set forth below.

Name of Director	Age	Principal Occupation	Director Since
Louis G. Lange, M.D., Ph.D.	59	Chairman of the Board, Chief Executive Officer and Chief Science Officer	1992

Santo J. Costa	62	Retired Vice Chairman, Quintiles Transnational Corp.	2001

Joseph M. Davie, M.D., Ph.D.	68	Retired Senior Vice President Department of Research, Biogen, Inc. (now Biogen Idec)	2006

Thomas L. Gutshall	69	Chairman of the Board of Directors of Cepheid	1994

Peter Barton Hutt, Esq.	73	Senior Counsel of the law firm of Covington & Burling LLP	2000

Kenneth B. Lee, Jr.	60	General Partner of Hatteras Venture Partners	2002

Barbara J. McNeil, M.D., Ph.D.	67	Chairman of the Department of Health Care Policy, Harvard Medical School	1994

Thomas E. Shenk, Ph.D.	61	Elkins Professor of Molecular Biology, Princeton University	2004

Louis G. Lange, M.D., Ph.D., was a founder of the Company and has served as the Chairman of the Board, Chief Executive Officer and Chief Science Officer since 1992. Dr. Lange has served as a trustee on the University of Rochester Board of Trustees since May 1997, a member of the governing body of the Emerging Company Section of the Biotechnology Industry Organization since February 1999, and serves on the boards of directors of Maxygen, Inc. and several private companies. From 1980 to 1992, Dr. Lange served on the faculty of Washington University School of Medicine, including as Chief of Cardiology at Jewish Hospital in St. Louis, Missouri from 1985 to 1992, and as a Professor of Medicine from 1990 until 1992. Dr. Lange holds an M.D. from Harvard Medical School and a Ph.D. in biological chemistry from Harvard University.

Santo J. Costa has served as a director of the Company since May 2001. Mr. Costa serves Of Counsel to the law firm of Smith, Anderson, Blount, Dorsett, Mitchell and Jernigan, LLP. Mr. Costa retired as Vice Chairman of Quintiles Transnational Corp. in May 2001. While at Quintiles, Mr. Costa also served as President and Chief Operating Officer from 1994 until 1999. Previously, Mr. Costa served as Senior Vice President, Administration and General Counsel of Glaxo Inc., where he sat on the company’s board of directors. Previously, Mr. Costa was U.S. Area Counsel for Merrell Dow Pharmaceuticals. Mr. Costa started his career as food and drug counsel for Norwich/Eaton Pharmaceuticals. Mr. Costa currently serves on the boards of directors of Labopharm Inc., NeuroMedix Inc., OSI Pharmaceuticals, and one private company. Mr. Costa also serves on the Board of Visitors of the Duke University Medical Center, the board of the Duke Cancer Patient Support Program, and the Duke Brain Tumor Advisory Committee. Mr. Costa received a B.S. degree in pharmacy and a J.D. from St. John’s University.

Joseph M. Davie, M.D., Ph.D., has served as a director of the Company since January 2006. Dr. Davie was Senior Vice President of Research at Biogen, Inc. (now Biogen Idec), a biopharmaceutical company, from 1993 to 2000, and held several positions at G.D. Searle & Co., a pharmaceutical company, including President of Research and Development and Senior Vice President of Science and Technology, from 1987 to 1993. Dr. Davie was professor and head of the Department of Microbiology and Immunology at Washington University School of Medicine from 1975 to 1987. He currently serves as a director of Targeted Genetics Corporation, Curis, Inc., and several privately held companies. Dr. Davie received his A.B., M.A. and Ph.D. in bacteriology from Indiana University and his M.D. from Washington University School of Medicine.

Thomas L. Gutshall has served as a director of the Company since December 1994. Mr. Gutshall has served as Chairman of the board of directors of Cepheid, a diagnostics company, since 1996 and from August 1996 to April 2002, Mr. Gutshall also served as Chief Executive Officer of Cepheid. From September 1996 to December 2002, Mr. Gutshall served as a consultant to the Company, and from January 1995 to September 1996, he served as the Company’s President and Chief Operating Officer. From June 1989 until December 1994, Mr. Gutshall served as Executive Vice President at Syntex Corporation, a pharmaceutical and healthcare company. Mr. Gutshall also serves on the board of directors of Sartoris, a private company. Mr. Gutshall earned a B.S. degree in chemical engineering from the University of Delaware and completed the Executive Marketing Management Program at Harvard Business School.

Peter Barton Hutt, Esq., has served as a director of the Company since August 2000. Mr. Hutt is Senior Counsel in the Washington, D.C. law firm of Covington & Burling LLP, specializing in food and drug law and trade association law. From 1971 to 1975, he was Chief Counsel for the United States Food and Drug Administration. He is the coauthor of a casebook used to teach food and drug law and teaches a full course on this subject each year during winter term at Harvard Law School. He is a member of the Institute of Medicine of the National Academy of Sciences, and has served on the IOM Executive Committee. Mr. Hutt also serves on the boards of directors of Favrille, Inc., Introgen Therapeutics, Inc., Ista Pharmaceuticals, Momenta Pharmaceuticals, Inc., Xoma Ltd. and several private companies. Mr. Hutt also serves on a wide variety of academic and scientific advisory boards. Mr. Hutt has served on the IOM Roundtable for the Development of Drugs and Vaccines Against AIDS, the Advisory Committee to the Director of the National Institutes of Health, the National Academy of Sciences Committee on Research Training in the Biomedical and Behavioral Sciences, the NIH Advisory Committee to Review Current Procedures for Approval of New Drugs for Cancer and AIDS established by the President’s Cancer Panel of the National Cancer Institute at the request of former President Bush, and five Office of Technology Assessment advisory panels. Mr. Hutt has twice been a councilor of the Society for Risk Analysis and is presently Legal Counsel to the Society as well as the American College of Toxicology. Mr. Hutt earned a B.A. degree from Yale University, an LL.B. from Harvard University and an L.L.M. from New York University.

Kenneth B. Lee, Jr., has served as a director of the Company since January 2002. Mr. Lee is a general partner of Hatteras Venture Partners, a venture capital firm, and an investment advisor to HBM BioCapital, an investment partnership. Mr. Lee served as President of A.M. Pappas & Associates, an international life sciences venture development company, from January 2002 to June 2002. From September 1972 to December 2001, Mr. Lee was a partner and employee at Ernst & Young LLP and Ernst & Young Capital Advisors, LLC. While at Ernst & Young, Mr. Lee served as head of their Health Sciences Investment Banking group from 2000 to 2001, as a Transaction Advisor of their Center for Strategic Transactions from 1997 to 2000, and as Co-Chairman of their International Life Sciences Practice from 1995 to 1997. Mr. Lee formerly served on the Emerging Companies Section of the Board of the Biotechnology Industry Organization and on the Board of the California Healthcare Institute. Mr. Lee currently serves on the boards of directors of Inspire Pharmaceuticals, Inc., Pozen Inc. and OSI Pharmaceuticals, Inc. Mr. Lee also serves on the Executive Committee of the Board of North Carolina Biotechnology Industry Organization and the Board of Visitors of the Lineberger Cancer Center of the University of North Carolina at Chapel Hill. Mr. Lee received a B.A. degree from Lenoir-Rhyne College and an M.B.A. degree from the University of North Carolina at Chapel Hill, and is a certified public accountant.

Barbara J. McNeil, M.D., Ph.D., has served as a director of the Company since December 1994. Since 1990, Dr. McNeil has served as the Ridley Watts Professor of Health Care Policy at Harvard Medical School. In addition, since 1988, she has served as the Chair of the Department of Health Care Policy at Harvard Medical School. Since 1983, Dr. McNeil has been a Professor of Radiology at both Harvard Medical School and Brigham and Women’s Hospital in Boston, Massachusetts. Dr. McNeil serves on the boards of directors of Edwards Lifesciences Corporation and Flagship Global Health, Inc. Dr. McNeil holds an M.D. from Harvard Medical School and a Ph.D. in biological chemistry from Harvard University.

Thomas E. Shenk, Ph.D., has served as a director of the Company since December 2004. Dr. Shenk has been Elkins Professor of Molecular Biology at Princeton University since 1984 and is a world-renowned expert in virology and gene therapy with over 20 years of experience in the biopharmaceutical field. Dr. Shenk is a member of the National Academy of Sciences, the Institute of Medicine, the American Academy of Arts and Sciences and the American Academy of Microbiology. He is a past president of the American Society for Virology and past president of the American Society for Microbiology, and has published more than 240 scientific papers in various journals. Dr. Shenk is also a member of the boards of directors of Merck & Co., Inc. and Cell Genesys, Inc. Dr. Shenk, who trained as a postdoctoral fellow in molecular biology at Stanford Medical Center, received his B.S. in biology from the University of Detroit and his Ph.D. in microbiology from Rutgers University.

MANAGEMENT

Named Executive Officers

The names of the Company’s chief executive officer and each of the Company’s other Named Executive Officers identified in the “2007 Summary Compensation Table,” below as of the end of the last fiscal year, and their ages as of February 22, 2008, are as follows:

Name	Age	Position
Louis G. Lange, M.D., Ph.D.	59	Chairman of the Board, Chief Executive Officer and Chief Science Officer
Daniel K. Spiegelman	49	Senior Vice President and Chief Financial Officer
Brent K. Blackburn, Ph.D.	47	Senior Vice President, Drug Discovery and Development
Lewis J. Stuart	48	Senior Vice President, Commercial Operations
Tricia Borga Suvari, Esq.	47	Senior Vice President, General Counsel and Secretary

See the section entitled “Directors,” above, for a brief description of the educational background and business experience of Dr. Lange.

Daniel K. Spiegelman has served as the Company’s Senior Vice President and Chief Financial Officer since September 1999. From January 1998 to September 1999, Mr. Spiegelman served as the Company’s Vice President and Chief Financial Officer. From 1991 until 1998, Mr. Spiegelman was employed by Genentech, Inc., a biotechnology company, holding various positions in the Treasury department, including the position of Treasurer from 1996 to 1998. Mr. Spiegelman currently serves on the boards of directors of Cyclacel Pharmaceuticals, Inc. and Affymax, Inc. Mr. Spiegelman holds a B.A. in Economics from Stanford University and an M.B.A. from Stanford Graduate School of Business.

Brent K. Blackburn, Ph.D., has served as the Company’s Senior Vice President, Drug Discovery and Development since January 2004. From January 2002 to January 2004, Dr. Blackburn served as the Company’s Senior Vice President, Drug Discovery and Pre-Clinical Development. From June 2000 to January 2002, Dr. Blackburn served as the Company’s Vice President, Drug Discovery and Pre-Clinical Development. From September 1997 to June 2000, Dr. Blackburn served as the Company’s Vice President, Developmental Research. From 1989 until 1997, Dr. Blackburn served in the Research Department at Genentech, Inc., a biotechnology company. From 1993 until 1997, Dr. Blackburn also served as the project team leader for the oral GPII(b)III(a) antagonist project, a cardiovascular product, in the Development Department at Genentech. Dr. Blackburn holds a B.S. in Chemistry from Texas Christian University and a Ph.D. in Chemistry from the University of Texas at Austin.

Lewis J. Stuart has served as the Company’s Senior Vice President, Commercial Operations since July 2007. From July 2003 to July 2007, he served as the Company’s Vice President, Sales. Mr. Stuart has more than 25 years of sales and marketing experience. Since 1990, he has held senior U.S. and European sales and marketing positions within the biotechnology sector, including six years as vice president, sales, at Agouron Pharmaceuticals, Inc., a Pfizer company. There, he fielded an HIV sales organization to launch Agouron’s lead product, Viracept®, which became the most widely prescribed protease inhibitor in the U.S. Earlier in Mr. Stuart’s career, he directed the sales teams for several cardiovascular products at Bristol Myers Squibb, Inc., a pharmaceutical company, including Capoten®, an ACE inhibitor prescribed to treat high blood pressure and congestive heart failure, and Corgard®, a beta blocker prescribed to treat angina and high blood pressure. Mr. Stuart holds a B.A. in Marketing Communications from Virginia Tech (Virginia Polytechnic Institute and State University).

Tricia Borga Suvari, Esq., has served as the Company’s Senior Vice President, General Counsel and Secretary since February 2007. From September 2006 to February 2007, Ms. Suvari served as the Company’s Senior Vice President, General Counsel and Assistant Secretary. From May 2000 to August 2006, Ms. Suvari served as the Company’s Vice President, General Counsel and Assistant Secretary. From 1991 until 2000, Ms. Suvari was employed by Genentech, Inc., a biotechnology company, holding various positions in the legal department. From 1988 until 1991, Ms. Suvari was employed by the law firm Irell & Manella LLP in Los Angeles. Ms. Suvari holds a B.S. in Geology and Geophysics from Yale College and a J.D. from Harvard Law School.

COMPLIANCE WITH SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than 10% beneficial owners were complied with.

CORPORATE GOVERNANCE

Code of Ethics and Committee Charters

The Board has also adopted a formal Code of Ethics that applies to all of the Company’s employees, officers and directors. The latest copy of the Code of Ethics, as well as the charters of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board, are available in the “Investors” section of the Company’s website at www.cvt.com.

Any stockholder may request a copy of our annual report on Form 10-K without charge upon receipt of a written request identifying the person so requesting a report as a stockholder of our company at such date. Requests should be directed to: CV Therapeutics, Inc. 3172 Porter Drive, Palo Alto, California 94304.

Changes to Procedures by Which Security Holders May Recommend Nominees to the Board of Directors

Pursuant to Article III, Section 5(c) of the Company’s restated by-laws, as amended on February 5, 2008, a stockholder’s notice to the company of a nomination of a person for election to the board of directors shall include, among other things, a statement whether such person, if elected, intends to tender, promptly following such person’s election or re-election, an irrevocable resignation that will become effective upon the occurrence of both (i) the failure to receive the required vote for re-election at the next meeting at which such person would face re-election and (ii) acceptance of such resignation by the board of directors.

Audit Committee

During the fiscal year ended December 31, 2007, the Audit Committee was composed of three (3) non-employee directors, Kenneth B. Lee, Jr., as Chair, Thomas L. Gutshall, and Barbara J. McNeil, M.D., Ph.D. The Board has determined that all of the members of the Audit Committee are “independent” as that term is defined by listing standards of the Financial Industry Regulatory Authority. In addition, the Board has determined that each member of the Audit Committee also satisfies the independence requirements of Rule 10A-3(b)(1) of the Exchange Act. The Board has further determined that Mr. Lee is an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Securities Act.

Item 11.	Executive Compensation

REPORT OF THE COMPENSATION COMMITTEE*

The Compensation Committee of the Board has submitted the following report for inclusion in this annual report on Form 10-K:

The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” contained in this annual report on Form 10-K with management. Based on the Compensation Committee’s review of and the discussions with management with respect to the “Compensation Discussion and Analysis,” the Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” be included in this annual report on Form 10-K for the fiscal year ended December 31, 2007 for filing with the SEC.

From the 2007 members of the Compensation Committee of the Board:

Santo J. Costa (Chair)

Kenneth B. Lee, Jr.

Joseph M. Davie, M.D., Ph.D.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2007, the following individuals served on the Compensation Committee: Santo J. Costa, Kenneth B. Lee, Jr. and Joseph M. Davie, M.D., Ph.D. There are and were no interlocking relationships between the Board or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

*	The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and Objectives

The compensation policies and programs that the Company utilizes in connection with compensation of its Named Executive Officers, as well as other executives and employees, are designed to achieve the following primary objectives:

•	to attract, retain and motivate the highest quality executives capable of leading the Company to achieve its business and strategic objectives;

•	to offer competitive compensation opportunities that reward corporate performance and individual contributions;

•	to create performance-based incentives for executive officers to achieve key business and strategic objectives of the Company; and

•

to align the interests of executive officers and stockholders through long-term equity compensation that motivates executive officers to contribute to the long-term success and value of the Company for stockholders.

The Company’s overall compensation program is structured to attract, motivate and retain highly qualified executive officers by paying them competitively, consistent with the Company’s success and their contributions to that success. Since the year 2000, the Company has grown from a biotechnology company focused on research and development of potential products, with around 100 employees, into a fully-integrated biotechnology company with active commercial operations across the United States, broad on-going research and development efforts, general and administrative personnel and over 500 employees (as well as a small European subsidiary).

The Company maintains its headquarters and many personnel in the San Francisco Bay area, which is an urban area with a high cost of living and a highly competitive employment environment, in particular due to high concentrations of biotechnology companies and other high-growth and/or commercial employers that compete for the same personnel that the Company seeks to attract, motivate and retain. Furthermore, there is high demand and relatively low supply on the West Coast of personnel with experience in a fully-integrated company with active commercial operations. There are a limited number of commercially active companies in the Bay area and on the West Coast, and there are higher concentrations of personnel with commercial company experience in other geographic areas. These factors require the Company to recruit, relocate, motivate and retain this talent from other areas of the country that may have lower costs of living.

The Company believes compensation should be structured to ensure that a portion of each executive officer’s compensation opportunity will be directly related to and affected by the performance of the Company’s stock and other factors that directly and indirectly influence stockholder value. Accordingly, the Company believes that long-term equity incentive awards are a critical component of a compensation package in the biotechnology industry, and the Company employs a variety of different types of equity awards. In determining compensation, the Company considers the mix and relative balance of total current or short-term compensation and potential long-term compensation in establishing each element of compensation.

In the case of the Company’s Named Executive Officers, the components of executive compensation used to support the Company’s objectives are base salary, discretionary cash bonuses, discretionary incentive compensation consisting of equity awards (including stock options, restricted stock units and stock appreciation rights), deferred compensation and defined contribution plans, and executive severance and change-in-control agreements. The Company entered into an employment agreement with its Chairman and Chief Executive Officer in December 2005 that includes severance and change-in-control provisions, and amended this agreement effective in December 2007 (the “Employment Agreement”).

Compensation Committee Responsibilities and Processes

Compensation Committee Charter

Under the charter of the Compensation Committee of the Board of Directors (the “Compensation Committee Charter”), the purpose of the Compensation Committee is to recommend compensation levels for Named Executive Officers and other officers and employees of the Company, and to administer the Company’s equity incentive plans, as adopted by the Company from time to time. Under the Compensation Committee Charter, the Compensation Committee has the full power and authority to establish salaries, incentives and other forms of compensation paid to Named Executive Officers and other officers and employees of the Company, to administer the various incentive compensation and benefit plans adopted by the Board and stockholders of the Company from time to time, and to establish guidelines as directed by the Board of Directors pursuant to which the Chief Executive Officer may administer the Company’s equity incentive plans as to equity awards granted to the Company’s employees and consultants (other than the Company’s Named Executive Officers or any other officers, if any).

In practice, as described in greater detail in the next section, the Chairman and Chief Executive Officer (assisted by senior human resources personnel) provides the Compensation Committee with information and recommendations relating to Company performance, individual performance and compensation, which the Compensation Committee reviews (in some cases with the full Board) in making decisions regarding the base salary, bonus, equity awards and all other compensation awarded to the Company’s Named Executive Officers. (As described in greater detail below, the Chairman and Chief Executive Officer is not present when the Compensation Committee discusses or determines his compensation.) The Compensation Committee also considers such information and recommendations when the Committee provides advice and input as to the larger selected group of the Company’s senior management.

The Roles of Independent Compensation Consultants and Company Management

Historically the Compensation Committee has used independent compensation consultants to assist in various matters relating to compensation programs, policies and processes. The use of compensation consultants is also intended to provide the Compensation Committee and the Company’s management with an independent perspective on the Company’s various compensation programs and on how to consider determining appropriate levels of salary, bonus and other compensation elements at the Company.

In 2007, the Compensation Committee formally retained the independent compensation consultant Radford Surveys + Consulting (an Aon Consulting Company). During 2007, this compensation consultant provided input to peer group criteria and development and benchmark data to the Compensation Committee and to the Company’s management with respect to the amounts and the nature of available data on compensation (including base salary, bonus and incentive payments, and equity awards) provided to executive officers at companies in an industry peer group that was approved by the Compensation Committee, as well as a broader group of life sciences companies with comparable numbers of employees or comparable ranges of revenues. The consultant also provided services as requested in connection with executive compensation, equity compensation, and Board compensation. The consultant met with the Compensation Committee in executive session without management on a number of occasions to provide support to the Compensation Committee in addressing various compensation decisions for the Named Executive Officers.

To aid the Compensation Committee in its work, the Company’s Chairman and Chief Executive Officer (assisted by senior human resources personnel) provides the Compensation Committee with a variety of information

(including benchmarking data), analyses and recommendations relating to Company, individual performance assessments and compensation determinations regarding all Named Executive Officers (as well as the larger senior management group discussed with the Compensation Committee, as noted in the section above entitled “Compensation Committee Charter”). In preparation for reviews and decisions by the Compensation Committee, the Chairman and Chief Executive Officer tasks senior human resources personnel with project leadership for internal compensation efforts, which includes responsibility for integrating cross-functional input from human resources, finance and legal functions (including outside advisers); this multi-functional approach incorporates input relating to effective performance management and motivation and retention of key employees, internal equity considerations, compliance with legal and benefit plan requirements and stockholder and third party compensation guidelines, tax and accounting treatment, disclosure and other legal requirements and appropriate transparency to investors and stockholders, and employee and benefit plan communication and administration. While the Chairman and Chief Executive Officer participates in the Compensation Committee’s discussion and reviews related to the other members of senior management (including other Named Executive Officers), neither he nor any other Company employees are present when the Compensation Committee discusses or determines his or her own compensation.

Annual Performance/Compensation Cycle

Consistent with the Compensation Committee Charter, the Compensation Committee meets several times per year to review compensation policies and programs, review benchmarking information against approved industry peer companies, achieve alignment with Company management on compensation objectives and strategy, and administer the various material incentive compensation and benefit plans of the Company. In considering the Company’s compensation actions in 2007, it is important to note that in May 2007 the Company announced and implemented a significant restructuring to lower operating expenses through reduction and realignment of our field sales organization as well as reductions in corporate headcount and external expenses. The restructuring plan included the elimination of 138 positions. In connection with the restructuring, the Board took several compensation-related actions relating to existing or new equity grants, with the intention of motivating and retaining key employees (including Named Executive Officers) remaining at the Company and responsible for the achievement of corporate goals with significantly reduced available resources. These actions are described in greater detail in the section on “Discretionary Long-Term Equity Incentive Awards” below.

Among other matters, the Compensation Committee and Company management jointly establish an annual Compensation Committee work plan. In addition, the Chairman and Chief Executive Officer provides proposed annual Company bonus goals to the Board for review and approval, and the Board approves annual Company bonus goals with associated weightings.

As part of the Company’s annual focal performance review cycle for all of its employees, which typically occurs after year-end, as discussed in greater detail below, the Compensation Committee (with input from the Chairman and Chief Executive Officer and the Board) evaluates Company performance. The Compensation Committee also assesses the performance of Named Executive Officers (and provides advice and input as to the larger senior management group noted above), based on input, assessments and recommendations from management as described above. The Compensation Committee approves salaries, incentives and other elements of compensation for the Named Executive Officers.

Compensation Benchmarking, Targets and Peer Group

Each year, the Compensation Committee undertakes a review of the peer group selection criteria and companies to be used in examining compensation for the Named Executive Officers. The Compensation Committee works with the Chairman and Chief Executive Officer, as well as senior Human Resources, Finance and Legal executives of the Company, as well as the Compensation Committee’s independent consultant, to identify the appropriate criteria and peer group companies that reflect the current stage of business operations and the market for executive talent. This comparison is intended to help ensure that the Company’s compensation practices remain competitive with other peer companies and the biotechnology market in general. This is a particularly important goal for the Company’s compensation programs and elements, given that the Company’s headquarters and many personnel are based in a high-cost and highly competitive job market (the San Francisco Bay area), with high concentrations of biotechnology companies and other employers such as universities, venture funds, investment banks, high-tech growth and consulting companies that compete for the same personnel that the Company seeks to attract, motivate and retain. In addition, as noted above, compared to other geographic areas, the local environment has fewer fully integrated companies with active commercial operations, and a smaller talent pool of personnel (including those in development, regulatory, manufacturing, legal, finance, human resources, sales, marketing and general management) with experience in commercial operations. Thus another important parameter of the Company’s compensation programs and elements is in regard to recruiting, relocating, motivating and retaining talent from other areas that may have lower costs of living.

In regard to the Company’s use of peer group compensation comparisons for senior management positions, the Company’s practices have been and continue to be in transition. Since the year 2000, the Company has grown from a biotechnology company focused on research and development of potential products, with around 100 employees, into a fully-integrated biotechnology company with active commercial operations across the United States,2 active on-going research and development efforts,3 general and administrative personnel and over 500 employees (as well as a small European subsidiary). In order to set and use compensation programs and elements that are intended to motivate and retain senior management with the expertise to effectively run the Company’s larger and increasingly complex business operations, the Company must benchmark itself to a list of peer companies that have a business profile that is similar enough to require the range of functions typical to a fully integrated biotechnology company (e.g. sales, regulatory affairs, clinical research and development, manufacturing and operations), as well as senior management personnel with the skills and experience to lead those functions. In an effort to ensure the Company is benchmarked to peer companies with whom the Company may compete for Named Executive Officers and other senior management personnel, the approved peer company list has been transitioning over the past several years, in parallel with the Company’s commercial transformation and growth in size and complexity of operations. As a result, the Company’s executive compensation practices are now being compared to an industry peer group that includes certain fully integrated biotech companies (engaged in biotechnology research, development and commercialization activities) with its own sales force personnel and commercial infrastructure, including many that are larger than CVT in total employee size and market cap, but who have a fundamentally comparable business model and with whom the Company may compete to attract, motivate and retain Named Executive Officers and other key personnel.

In this context of the Company’s sharp growth trajectory and entry into active commercialization over the past few years, one focus of the Compensation Committee and the Chairman and Chief Executive Officer has been to set a reasonable pace for this migration of industry peer group comparators, with the intention of balancing fiscal prudence and stockholder dilution (among other factors) with the need to attract, motivate and retain senior management in a highly competitive marketplace.

[2]	The Company’s on-going commercialization efforts are nationwide in scope and encompass all of the disciplines and personnel usually associated with biotechnology commercialization efforts, including management, medical affairs, medical education and communications, marketing, sales, operations and logistics support. The Company presently deploys a national cardiovascular specialty sales force as well as field-based medical science personnel.
[3]	The Company’s on-going research and development efforts span all of the phases of biotechnology industry activity from discovery-stage efforts, to pre-clinical work, to clinical studies, to submissions for regulatory review and approval. The Company is pursuing multiple programs in the areas of various cardiovascular and metabolic diseases, as well as neuroscience-based opportunities. The Company’s research and development efforts and personnel encompass the same range of disciplines typically associated with larger fully integrated biotechnology companies, including the pharmacological and biologic sciences, bio-organic chemistry, pharmaceutical development, biostatistics, data management, clinical operations, manufacturing and logistics, quality control, drug safety, regulatory affairs and project management.

In 2004, the Board acted in anticipation of these changes and challenges in making the transition to a fully integrated biotechnology company, by approving certain compensation targets related to base salary, bonus and equity, which are intended to retain and provide incentives to Named Executive Officers and other senior management despite business and market conditions and competition for senior leadership talent. Each of these Board-approved targets is discussed in greater detail below in the sections on base salary, bonus, and long-term equity incentives.

As part of the annual determination of compensation elements and amounts, the performance of the Company is assessed relative to the peer group, individual performance is assessed, and senior management compensation practices and data for comparable companies (as derived from public filings for peer group companies and in some cases from annual Radford Global Life Sciences Survey data) are reviewed to determine compensation for the Named Executive Officers (and other members of senior management). The formulation by the Chairman and Chief Executive Officer of individual compensation recommendations for Named Executive Officers other than himself (and other members of senior management), as well as the Compensation Committee’s review and approval of individual compensation recommendations, necessarily require subjective judgments and assessments that take into consideration various factors (including company size and size of revenues; the scope of authority, impact and responsibility of each individual; competition for talent such as potential competitive offers; and the experience and skills required to successfully perform each role).

For 2007, the target criteria used to select the peer group approved by the Compensation Committee included the following relevant general and industry-specific criteria: having publicly traded stock, significant liquidity and a market capitalization of at least $500 million; being based in the United States with company headquarters in an area with a relatively high cost-of-living; being a fully integrated biotechnology company with over 500 employees and a strong balance sheet; having a research and development pipeline focused on the discovery and development of product candidates with multiple candidates in clinical testing; being engaged in marketing and sales of approved products (with its own field sales personnel) and generating annual product revenues of at least $50 million. For 2007, the peer group agreed between management and the Compensation Committee and approved by the Compensation Committee in May 2007 consisted of the following United States publicly traded biotechnology companies: Amylin Pharmaceuticals, Inc.; Biogen Idec, Inc.; BioMarin Pharmaceutical Inc.; Celgene Corporation; Cephalon, Inc.; Human Genome Sciences, Inc.; Imclone Systems Incorporated; MedImmune, Inc.; Millenium Pharmaceuticals, Inc.; Nektar Therapeutics; Onyx Pharmaceuticals, Inc.; OSI Pharmaceuticals, Inc.; and PDL Biopharma, Inc. In addition, the Compensation Committee agreed that, where appropriate, the lowest and highest data points for individual positions may be disregarded when utilizing peer company data in making compensation determinations. In working with the peer group for purposes of the 2007 compensation cycle, it should be noted that although Medimmune, Inc. was acquired by Astra Zeneca in April 2007, management recommended and the Compensation Committee agreed to inclusion of 2006 publicly filed compensation data for purposes of 2007 peer group comparison, and Imclone Systems Incorporated was ultimately excluded from the Company’s peer group comparison due to the absence of a CEO and lack of relevant 2006 publicly filed compensation data. In addition to peer group data, the Compensation Committee examined broader biotechnology market data to ensure the Company’s programs are responsive to the trends within the market for talent.

Base Salaries

The base salary element of compensation is intended to compensate the Company’s Named Executive Officers competitively at levels necessary to attract and retain qualified executives in the biotechnology industry. The base salary for each Named Executive Officer when newly hired is set on the basis of multiple factors, including the Named Executive Officer’s qualifications, experience, prior salary, competing offers, internal equity compared to other relevant positions, and the salary levels for similar positions within comparable companies including the pre-approved peer group.

For the Named Executive Officers (and other senior management), in 2004 the Board of Directors approved a base salary target at the 75th percentile of the peer group. This target was set in order to help ensure retention of key senior managers through the anticipated transformation to a fully integrated, commercially advanced biotechnology company, despite historical challenges to the effectiveness of long term equity tools. However, base salary levels for the Named Executive Officers have lagged behind this target due to the Company’s phased migration approach, discussed above in “Compensation Benchmarking, Targets and Peer Group.” The Company presently expects to continue to migrate Named Executive Officer base salaries toward this base salary target over time. The Compensation Committee’s determination of base salary for each Named Executive Officer depends not only on market data and individual performance but on Company growth relative to the pre-approved peer group. In setting base salaries for Named Executive Officers for 2007, the Compensation Committee reviewed and interpreted data from the Radford Global Life Sciences Survey for 2007 as well as 2006 and 2007 publicly filed compensation data for peer group companies. As a result of this approach, our Named Executive Officers do not each have identical base salary amounts. The Compensation Committee has reviewed the pay differences and is satisfied that such differences are appropriate in light of the factors described above.

The 2007 base salaries for each of the Named Executive Officers for 2007 are set forth in the “2007 Summary Compensation Table,” below.

Performance-Based Compensation

Annual Bonus Goals and Policies

The Company structures its compensation programs with a goal of rewarding Named Executive Officers based on the Company’s performance and the individual executive’s contribution to achieving these results. In particular, each year the Chairman and Chief Executive Officer provides proposed annual Company bonus goals to the Board for review and approval, and the Board approves annual bonus goals with associated weightings. As part of the Company’s annual focal performance review cycle for all of its employees, which typically occurs after year end, the Compensation Committee (with input from the Chairman and Chief Executive Officer and the Board) evaluates the Company’s performance overall for the given year against these approved bonus goals as well as other significant Company performance factors, accomplishments and challenges. The Compensation Committee then determines whether to award bonuses (if at all) and sets bonus amounts and budgets (if any). The approved bonus goals are intended to correlate (assuming they are accomplished) with resultant increased business value of the Company and for its stockholders. For this reason, the Company’s approved bonus goals typically include goals tied to research, development and commercialization milestones, such as the initiation or completion of clinical studies and the preparation for and launch of approved products and sales milestones; the approved goals may also include other indicators of Company performance, such as goals related to key strategic factors or the Company’s balance sheet strength. The weightings for the approved goals are intended to reflect relevant factors such as the relative importance of the goal to the Company’s business and operations, the potential impact in terms of near-term and long-term shareholder value, and the degree of difficulty expected to achieve the goal.

Typically after year end, based on input and recommendations from the Chairman and Chief Executive Officer, the Compensation Committee (in consultation with the Board) reviews Company performance overall against the pre-approved bonus goals, and also typically reviews and takes into account other significant Company performance factors, accomplishments and challenges during the year. Evaluation of the goals and other relevant factors necessarily involves a subjective assessment of corporate and individual performance by management and the Compensation Committee. Moreover, the Compensation Committee does not base its considerations on any single performance factor, but rather considers a mix of factors in evaluating Company and individual performance, including performance on the pre-approved bonus goals as well as other significant performance factors, accomplishments and challenges during the year, the individual Named Executive Officer’s performance, and comparison with other biotechnology peer companies as described above.

For the Named Executive Officers (and other senior management), in 2004 the Board of Directors approved a bonus program which provides these senior managers the opportunity to earn multipliers of up to two (2) times their market-based bonus target (derived from the market average or median) in exceptional corporate performance years. This program was designed to further motivate and provide incentive for the achievement of corporate goals, generate additional value for the Company and its stockholders, and help ensure retention of key senior managers through the anticipated transformation to a fully integrated, commercially advanced biotechnology company, despite historical challenges to the effectiveness of long term equity tools. Specific multiplier amounts in any given performance year, if any, are approved by the Compensation Committee. There were no multiplier amounts applicable for purposes of the approved 2007 annual cash bonus amounts for each Named Executive Officer. For 2007, based on management’s recommendation, the Compensation Committee set individual Named Executive Officer bonuses (other than for the Chairman and Chief Executive Officer) with reference to the average 2007 market-based target bonus amounts for Named Executive Officer positions (based on the 50th percentile), with appropriate adjustment for individual performance.

The determination of Named Executive Officer bonuses is also based on assessments of individual performance and Company performance, as recommended by management and approved by the Compensation Committee on the basis of the approved bonus goals and other significant factors using the process described above. (As noted above, the Chairman and Chief Executive Officer is not present when the Compensation Committee discusses or determines his compensation.) In order to assess the total compensation picture and overall effectiveness in motivating and retaining Named Executive Officers, determination of Named Executive Officer bonuses is also based in part on total cash compensation compared to peer group companies. This assessment is particularly important given that the Company’s headquarters and many personnel (including Named Executive Officers) are located in the San Francisco Bay area, which is a high-cost and highly competitive recruiting and retention environment.

2007 Cash Bonus Payments

Following the processes described above, the Chairman and Chief Executive Officer proposed, and the Board approved, 2007 bonus goals and associated weightings, in early February 2007 as part of the typical annual performance/compensation cycle. Following a similar process, in July 2007 the Board approved revised 2007 bonus goals and weightings, to adjust the relevant financial goals consistent with the Company’s May 2007 restructuring plan.

In January 2008, the Compensation Committee (with input from the Chairman and Chief Executive Officer and the Board) met and reviewed overall Company performance against the 2007 pre-approved bonus goals as well as additional significant Company performance factors, accomplishments and challenges during 2007. This performance review assessed the following pre-approved goals and additional significant Company performance factors, accomplishments and challenges during 2007:

•	receipt of positive results in key parameters of the MERLIN TIMI-36 clinical study;

•

submitting Ranexa for marketing approval in the U.S. based on the MERLIN TIMI-36 clinical results for potential for improved angina labeling, as well as prosecution of the three applications administratively unbundled by the FDA based on such September 2007 submission;

•	obtaining approved Ranexa product labeling relating to the product’s mechanism of action;

•	progress in ranolazine life cycle programs;

•	potential 2008 product approval in Europe;

•	submitting regadenoson for marketing approval in the U.S. and defining a European submission strategy;

•	progress in the Company’s CVT-6883 program;

•	advancing a new program to clinical development;

•	success in commercialization efforts as measured by product revenues;

•	maintaining a strong balance sheet and lowering operating expenses after the May 2007 restructuring;

•	post-restructuring progress on achieving visibility to potential future profitability;

•	investor relations; and

•	Company share price performance.

In determining funding for the bonus program and individual Named Executive Officer bonus amounts the Compensation Committee (based on recommendations from the Chairman and Chief Executive Officer in the case of other Named Executive Officers) assessed the individual performance of Named Executive Officers (and other members of senior management). Such individual performance assessments necessarily require subjective judgments and assessments that take into consideration various factors, including the scope of authority, impact and responsibility of each individual, the experience and skills required to successfully perform each role, and during 2007 in particular such individual’s contributions to the Company’s strong operational and regulatory milestone performance in the context of the May 2007 restructuring and resultant resource reductions. Individual performance factors evaluated included the achievement of business function-specific goals that support corporate goals, personnel management and employee development, leadership and organizational effectiveness, and significant unplanned accomplishments and challenges.

Based on the foregoing assessment of Company performance and these assessments of individual performance for the Named Executive Officers (and other members of senior management), management recommended, and the Compensation Committee agreed, to fund the Company’s 2007 annual discretionary bonus program as follows for all eligible employees other than the Chairman and Chief Executive Officer: at ninety two percent (92%) of target funding for officers at the senior vice president level (including the Named Executive Officers other than the Chairman and Chief Executive Officer); and at one hundredth percent (100%) of target funding for all other eligible employees of the Company (not including any Named Executive Officers or other officers at the senior vice president level).

As a result of these approaches, our Named Executive Officers do not each have identical bonus amounts. The Compensation Committee has reviewed the pay differences and is satisfied that such differences are appropriate in light of the factors described above.

Dr. Lange’s 2007 annual cash bonus was determined with reference to the Company’s overall performance, as outlined above, Dr. Lange’s base salary, his individual performance including increased responsibilities in 2007 as assessed by the Compensation Committee (in consultation with the Compensation Committee’s independent consultant and the Board), the 2007 median target bonus percentage of chief executive officers in the pre-approved peer group, Dr. Lange’s projected percentile rank with respect to the peer group, Dr. Lange’s projected absolute rank order with respect to the peer group, and Dr. Lange’s projected total cash compensation for 2007 with respect to the peer group. For further support in informing appropriate positioning for Dr. Lange relative to the pre-approved peer group, the Compensation Committee separately referenced compensation data from a much wider list of life sciences companies that matched certain aspects of the Company profile, including those with comparative numbers of employees and those with comparative revenue ranges. The final 2007 bonus amount for Dr. Lange was set at the projected 53rd percentile relative to the pre-approved peer group.

The approved 2007 annual cash bonus amounts for each Named Executive Officer are included in the amounts set forth in the “2007 Summary Compensation Table,” below.

Discretionary Long-Term Equity Incentive Awards

As discussed above, the Company believes that long-term incentive compensation consisting of equity awards are a critical component of a competitive compensation package in the biotechnology industry. This is particularly true since the Company competes with high concentrations of local biotechnology and other employers and with biotechnology and other employers from lower cost of living areas given the scarcity of local commercially-experienced talent, many of whom also grant equity awards, in trying to attract, motivate and retain Named Executive Officers and other key personnel. The Company also believes that equity awards effectively reward employees for Company success over time and encourage retention of Named Executive Officers and other key employees by the Company. Over the past few years the Company has used several different types of equity awards with varying vesting periods and other design features, as described in greater detail below.

Policies and Factors Relevant to the Company’s Equity Grant Practices

The Company’s 2000 Equity Incentive Plan allows for the grant of stock options, restricted stock units and stock appreciation rights. As the Company has sharply increased in size and complexity of operations over the past few years and as competitor companies have added restricted stock and restricted stock units as part of their compensation, the Company has moved away from a historic practice of using stock options as the primary form of equity compensation to a practice of utilizing broad-based grants of restricted stock units along with option grants. For example, in 2005, the Company granted a blend of stock options, restricted stock units and stock appreciation rights to the Named Executive Officers (and other key performers), and in 2006 the Company granted a blend of stock options and restricted stock units to the Named Executive Officers (and other key performers). In 2007 the Company continued this practice, granting both stock options and restricted stock units to the Named Executive Officers (and other key performers). The Company’s awards in these periods have utilized varied vesting periods, distribution dates and other design features intended to ensure that Company executive equity practices were competitive in retaining and motivating Named Executive Officers and other key employees; these features are described in greater detail in the “2007 Grants of Plan-Based Awards Table” and “2007 Outstanding Equity Awards at Fiscal Year-End Table,” below.

A number of factors have contributed to the Company’s shifts to a higher use of restricted stock grants and use of differing equity award designs. These factors include the desire to provide Named Executive Officers and other employees with the opportunity to receive and maintain an equity interest in the Company, to better align Named Executive Officers and other employees with stockholders, as well as to increase the opportunity for employee and stockholder benefit through a diversity of types and designs of equity awards; the lesser dilutive impact of restricted stock unit grants (compared to stock option grants) and overall available shares; stockholder preferences on equity award parameters; and changing accounting and tax implications for equity awards. Finally, a key driver over time has been under-performance of growth stocks (including the Company’s), which has contributed to the Company’s historical pattern of having a significant percentage of options with exercise prices above the Company’s stock price.

These practices are consistent with the equity policies and targets approved by the Board of Directors in 2004 to help ensure retention of Named Executive Officers (and other senior management) through the anticipated transformation to a fully integrated, commercially advanced biotechnology company, despite historical challenges to the effectiveness of long term equity tools. As a result, for equity grant purposes, the Company targets equity awards at the 50th to 75th percentile of the peer group.

In applying these equity targets and policies, as part of the determination of what new equity awards, if any, to grant to each Named Executive Officer, the Compensation Committee assesses a mix of factors rather than just a single performance factor, as part of the process described above (which includes including input, assessments and recommendations from management). These factors include those discussed above as well as the Company’s accomplishments and significant challenges during the year, the individual performance of each Named

Executive Officer, each Named Executive Officer’s past and anticipated future contribution to the attainment of the Company’s long-term strategic goals, and comparisons with other biotechnology companies and their equity award practices. Such comparisons include Named Executive Officer total cash compensation, in order to assess the total compensation picture and overall effectiveness in motivating and retaining Named Executive Officers. This assessment is particularly important given the exceptionally challenging circumstances associated with the May 2007 restructuring, and given that the Company’s headquarters and many personnel (including Named Executive Officers) are located in the San Francisco Bay area, which is a high-cost and highly competitive recruiting and retention environment. Other factors taken into consideration include long-term incentives previously granted, including the type of previously granted awards, the amount of actual (vs. theoretical) equity value per year that has been derived to date by Named Executive Officers and other senior management (a group who as of 2007 had an average tenure of nine years and a strong track record in achieving corporate goals), the current actual value of each Named Executive Officer’s unvested equity grants, the percentage of stock option grants with exercise prices greater than the Company’s stock price, and the theoretical present value of equity grants as calculated for purposes of the Company’s financial statements.

In connection with the May 2007 restructuring, including in the period that followed the restructuring, the Company took a number of equity-related actions approved by the Board, with the goal and intention of stabilizing the Company and motivating and retaining key performers at all levels of the organization (including Named Executive Officers and other members of senior management) remaining at the Company and responsible for the achievement of corporate goals with significantly reduced available resources. Specifically, in May 2007 the Board approved retention grants to key non-officer employees (including field sales and key headquarters personnel), consisting of stock option grants and restricted stock unit grants; the Board approved the acceleration of vesting of all stock options with an exercise price of $10.00 or greater granted to employees prior to May 31, 2007 (not including the May 2007 retention grants or any grants to the Chairman and Chief Executive Officer), in part to reduce future operating expenses; and approved the cancellation of outstanding stock appreciation rights (other than the grant to the Chairman and Executive Officer), subject to voluntary consent of each holder, in part to reduce future operating expenses. (All Named Executive Officers who were eligible to relinquish their stock appreciation rights in 2007 volunteered to do so.)

In addition, in August 2007 the Compensation Committee and the Board approved key retention grants of stock options and restricted stock units to the Named Executive Officers and other key officers in the senior management group, with vesting and other design features intended to enhance retention and motivation of these key employees. The size of these grants was formulated based on a new hire grant plus an annual grant, and was intended to be a deterrent to attrition based on competitive new hire offers for key officer personnel deemed critical to the leadership and stabilization of the Company following the May 2007 restructuring. In approving these grants, the Board determined that the Named Executive Officers (and other key officers) would not receive any additional performance-based equity replenishment grants in 2008 or 2009. In addition, each recipient of the August 2007 grants agreed to forego the usual “single trigger” change-in-control provision embedded in the Company’s equity plans (described below) in favor of specific “double trigger” change-in-control terms for these grants (which involves both a change in control of the Company and the individual’s loss of his or her job in connection with the change in control).

The Company believes that stock options priced at the fair market value of the Company’s stock strongly align the interests of its Named Executive Officer and other employees with long-term Company performance and stockholder interests. Therefore, the Company has priced all of its stock option grants with exercise prices equal to the closing price of the Company’s stock on the last trading day prior to the date of grant, which is how the Company’s equity plan defines fair market value. The Company has never repriced stock options.

The Company believes that its use of restricted stock units increases Named Executive Officer and other employee ownership in the Company, thereby better aligning employee interests with stockholder interests, and lessens the dilutive effect of equity grants (compared to stock option grants). Also, because a significant portion of the Company’s outstanding stock option grants to its Named Executive Officers and other employees have exercise prices above the current price of the Company’s common stock, the Company’s restricted stock unit grants (which include vesting and distribution provisions) are intended to serve as an important retention tool for the Named Executive Officers and other employees.

The equity awards granted to the Named Executive Officers are described in the “2007 Summary Compensation Table,” “2007 Grants of Plan-Based Awards Table” and “2007 Outstanding Equity Awards at Fiscal Year-End Table,” below. As a result of this approach, our Named Executive Officers do not each have identical long-term incentive compensation amounts. The Compensation Committee has reviewed the pay differences and is satisfied that such differences are appropriate in light of the factors described above.

Timing of Equity Awards to Named Executive Officers

The Compensation Committee’s general practice is to review Named Executive Officer performance and to set annual compensation for the Named Executive Officers at the end of each annual performance period (as described above). Historically, equity awards to the Named Executive Officers have generally been approved in connection with these annual reviews. Consistent with these practices, equity awards were granted to the Named Executive Officers in December or January for the past several years, in conjunction with the annual performance review for Named Executive Officers. However, we have in the past and may in the future grant equity awards at other times of year, depending on business needs. In addition, as noted above, in connection with the approval of the August 2007 grants of stock options and restricted stock units to the Named Executive Officers (and other key officers), the Board determined that such individuals will not receive any additional performance-based equity replenishment grants in 2008 or 2009.

In general the Company does not plan to coordinate grants of options so that they are made before announcement of favorable information, or after announcement of unfavorable information. Because the date for the Compensation Committee’s annual review of Named Executive Officer performance and compensation is set well in advance, the Compensation Committee may approve grants of equity awards to Named Executive Officers at times when the Company is in possession of material non-public information. However, the Compensation Committee does not use any such material non-public information to increase the potential value of equity awards to Named Executive Officers. Similarly, the Company does not backdate options or grant options retroactively; nor does it grant options with any so-called “reload” feature or loan funds to any employees to enable them to exercise options.

Change-in-Control and Severance Provisions

The Company’s two (2) equity incentive plans are the Incentive Plan and the 2004 Employment Commencement Incentive Plan (which is used only for new hire grants). Each of these plans has been approved by the Board, and the Incentive Plan has been approved by the Company’s stockholders. Each of these plans provides that each outstanding stock award under the plan shall automatically become fully vested and/or exercisable with respect to all of the shares of common stock subject thereto upon a change of control of the Company, and the Incentive Plan also provides that all shares of common stock subject to outstanding restricted stock units under the Incentive Plan shall automatically be distributed to holders thereof upon a change of control of the Company. Each of these plans defines such change of control as a sale of substantially all of the assets of the Company, a merger or consolidation involving the Company, or any transaction or series of related transactions in which more than fifty percent (50%) of the Company’s voting power is transferred. The Company and the Board have determined that these provisions are appropriate in order to encourage retention of equity award recipients through a change-of-control event, and to reward such recipients for their participation in the growth in the value of the Company.

The Company has entered into certain Board-approved executive severance agreements with each Named Executive Officer (as well as other members of senior management), as well as the Employment Agreement with Dr. Lange, which provide for certain additional benefits (including provisions related to tax gross ups) in connection with change-of-control and specified termination scenarios. In addition, the Company has a Board-approved group severance plan, which provides certain severance benefits to all full time employees of the Company who are not covered by individual severance arrangements. In September 2007, the Board approved technical modifications to these severance arrangements in connection with Section 409A of the Internal Revenue Code (“Section 409A”). In addition, the Board approved an amended and restated Employment Agreement with the Chairman and Chief Executive Officer effective in December 2007 to comply with Section 409A and make other non-material changes not technically required under Section 409A. All of these agreement provisions and arrangements are described in greater detail in the section entitled “Certain Relationships and Related Transactions,” below. Potential payments that may be made to all Named Executive Officers upon termination or a change of control, under certain assumptions, are set forth in the “2007 Potential Payments Upon Termination Or Change Of Control Table,” below.

The individual severance agreements with Named Executive Officers (and other members of senior management) and the Employment Agreement with Dr. Lange, as well as the Company-wide group severance plan, are each intended to provide a retention incentive for our Named Executive Officers in the event of a potential change in control transaction by providing each executive with severance payment entitlements sufficient to incentivize them to remain employed through consummation of such a transaction instead of pursuing alternative opportunities in the face of a potential change in control transaction. The Employment Agreement with Dr. Lange is the result of arm’s length negotiations regarding all of the material terms of the Employment Agreement; as part of these negotiations the Compensation Committee utilized the services of an independent compensation consultant, Frederick W. Cook, Inc., which provided analysis regarding the terms of Dr. Lange’s agreement.

Other Elements of Compensation and Perquisites

In addition to the foregoing elements of compensation, the Named Executive Officers are eligible to participate in the Company’s broad-based Board-approved Section 401(k) Savings/Retirement Plan and the Company’s health and welfare plans on the same terms as all of the Company’s other employees. The Company’s 2007 discretionary match contribution amounts to each Named Executive Officer under the Section 401(k) Plan are set forth in the “2007 Summary Compensation Table,” below. In addition, the Company maintains a Board-approved long-term incentive plan to provide a specific deferred compensation benefit to the Named Executive Officers and a limited group of other senior management. For each Named Executive Officer, the aggregate plan account balance and aggregate earnings in 2006 (based on deemed investment earnings/losses as provided under the plan) is set forth in the “2007 Nonqualified Deferred Compensation Table,” below. In addition, Dr. Lange’s Employment Agreement provides for him to receive certain perquisites, which are described in greater detail in the section entitled “Certain Relationships and Related Transactions” and in the “2007 Summary Compensation Table,” below, which the Company determined were appropriate to provide in order to minimize distractions from Dr. Lange’s attention to Company business and allow him to devote additional time to Company business, as well as to facilitate his use of knowledgeable experts to assist with financial planning and related matters.

Tax Considerations

The Compensation Committee is responsible for addressing the issues raised by Section 162(m) of the Code, which makes certain “non-performance-based” compensation to certain of the Company’s executives in excess of $1,000,000 non-deductible by the Company. The Compensation Committee has determined that stock option based compensation for the Company’s Named Executive Officers will generally qualify as “performance-based” compensation under Section 162(m) and be fully deductible for the year in which such stock options are exercised. To qualify as “performance-based” under Section 162(m), restricted stock units and cash compensation payments must be granted or made pursuant to a plan, by a committee of at least two “outside” directors (as defined in the regulations promulgated under the Code) and must be based on achieving objective performance goals. In addition, the material terms of such plan must be disclosed to and approved by stockholders and the outside directors or the Compensation Committee, as applicable, who must certify that the performance goals were achieved before payments can be awarded.

While the Compensation Committee considers Section 162(m) in making its compensation decisions, the deductibility of compensation under Section 162(m) is not a definitive or dispositive factor in the Compensation Committee’s determination process. The Compensation Committee will monitor the level of compensation paid to the Company’s executive officers and may act in response to the provisions of Section 162(m).

2007 Summary Compensation Table

The following table summarizes the compensation awarded to, earned by, or paid to each Named Executive Officer for the years ended December 31, 2006 and 2007.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)(5)	Non-Equity Incentive Plan Compen- sation ($)(6)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)(7)	All Other Compensation ($)(8) WHEN		Total ($)
Louis G. Lange, M.D., Ph.D.	2007	$700,000	$–	$2,728,374	$1,240,437	$660,000	N/A	$35,044	(9)	$5,636,855
Chairman and Chief Executive Officer	2006	624,000	262,500	1,794,084	1,058,297	500,000	N/A	89,171	(9)	4,328,052

Daniel K. Spiegelman	2007	350,000	–	556,687	616,291	115,000	N/A	14,997		1,652,975
Senior Vice President and Chief Financial Officer	2006	312,000	82,500	272,213	447,464	110,000	N/A	15,000		1,239,177

Brent K. Blackburn, Ph.D	2007	350,000	–	556,687	616,291	115,000	N/A	15,496		1,653,474
Senior Vice President, Drug Discovery and Development	2006	312,000	82,500	272,213	447,464	130,000	N/A	15,000		1,259,177

Tricia Borga Suvari, Esq.	2007	316,000	–	556,687	602,503	140,000	N/A	15,496		1,630,686
Senior Vice President, General Counsel and Secretary	2006	285,000	60,000	272,213	392,208	100,000	N/A	15,000		1,124,421

Lewis J. Stuart (10)	2007	280,000	–	336,416	520,599	128,000	N/A	15,496		1,280,511
Senior Vice President, Commercial Operations

David C. McCaleb (11)	2007	211,649	–	181,062	479,595	–	N/A	281,155	(12)	1,153,461
Former Senior Vice President, Commercial Operations	2006	263,000	62,500	272,213	403,305	80,000	N/A	15,000		1,096,018

(1)	Includes amounts earned but deferred at the election of the Named Executive Officer, such as salary deferrals under the Company’s 401(k) plan.
(2)	These bonus amounts reflect discretionary cash bonuses paid in February 2006 in connection with the receipt of regulatory approval of the Company’s lead product in January 2006, as described in greater detail in the section entitled “Compensation Discussion and Analysis,” above.
(3)	The Incentive Plan permits the granting of restricted stock units (RSUs) to eligible employees, including executives, and to certain consultants, at fair market value at the date of grant. The stock awards represent restricted stock units that generally vest in forty-eight (48) equal monthly installments beginning on the date of grant. Distribution of vested shares of common stock occurs on the one (1)-year, two (2)-year, three (3)-year and four (4)-year anniversaries of the grant date. Total amounts disclosed represent stock-based compensation expense for 2006 and 2007 as calculated under Statement of Financial Accounting Standard 123R, Share-Based Payment (FAS 123R). Some of the RSUs provided for immediate acceleration of vesting in the event the Company achieved a certain product revenue target over four consecutive quarters. During 2007, this revenue target was met and the accelerated expense has been included in the table above. The stock compensation expense related to the accelerated vesting of these RSUs is as follows: $431,250 for Dr. Lange, $179,688 for Mr. Spiegelman, $179,688 for Dr. Blackburn, $179,688 for Ms. Suvari, $97,031 for Mr. Stuart and $70,161 for Mr. McCaleb (earned after Mr. McCaleb became a consultant to the Company and has been included in the “All Other Compensation” column of the table). The Company’s RSUs and all assumptions related to the valuation of RSUs are discussed in Note 13, “Stock-Based Compensation,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(4)

Each Named Executive Officer also received a grant of a stock appreciation right (SAR) in January 2005. These SAR grants were modified by the Board in January 2006, and are therefore included in the table above. In addition, in May 2007, the Board also approved the cancellation of outstanding SAR awards provided that the individual SAR holder also voluntarily consented to such cancellation, effective June 1, 2007. Excluded from the cancellation of outstanding SAR awards were any and all grants to Dr. Lange. In accordance with FAS 123R, a cancellation of an award that is not accompanied by a concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost was recognized at the cancellation date and is therefore included in the table above. The stock compensation expense related to the cancellation of these SARs is as follows: $152,331 for Mr. Spiegelman, $152,331 for Dr. Blackburn, $152,331 for Ms. Suvari, $101,554 for Mr. Stuart and $152,331 for Mr. McCaleb. These SAR grants are described below under the “2007 Grants of Plan-Based Awards Table” Total amounts disclosed include stock-based compensation expense for 2006 and 2007 as calculated under FAS 123R. As of December 31, 2007, payments to date have been less than $0.1 million. The Company’s SAR grants and all assumptions related to the valuation of SARs are discussed in Note 13, “Stock-Based Compensation,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(5)	The Company’s stock-based compensation program includes incentive and non-statutory stock options. Total amounts disclosed include stock-based compensation expense for 2006 and 2007 as calculated under FAS 123R. In May 2007, the Board approved the acceleration of vesting of all options with an exercise price of $10.00 or greater granted to our employees prior to May 31, 2007, effective June 1, 2007 and the accelerated expense has been included in the table above. Excluded from the accelerated vesting were any and all grants to members of our board of directors, including Dr. Lange, all retention grants approved by the board of directors in May 2007 and all options granted to new hires on or after May 31, 2007. The stock compensation related to the accelerated vesting of options is as follows: $235,097 for Mr. Spiegelman, $235,097 for Dr. Blackburn, $225,854 for Ms. Suvari, $159,293 for Mr. Stuart and $229,551 for Mr. McCaleb. In addition, in November 2007, the Board approved an amended and restated employment agreement for Dr. Lange, effective December 1, 2007, which modified the post-termination exercise period of Dr. Lange’s option grants. The stock compensation expense related to this modification was $122,737. The Company’s option grants and all assumptions related to the valuation of options are discussed in Note 13, “Stock-Based Compensation,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(6)	Represents cash bonuses earned in 2007 to be paid in 2008 and cash bonuses earned in 2006 that were paid in 2007, as discussed in greater detail in the section entitled “Compensation Discussion and Analysis,” above.
(7)	No Named Executive Officers participate in any qualified or non-qualified defined benefit plans sponsored by the Company, and the Company does not maintain any qualified or non-qualified defined benefit plans.
(8)	Under rules promulgated by the SEC, no perquisite amounts are shown for any Named Executive Officer if the aggregate perquisite amount for any individual Named Executive Officer did not exceed $10,000 in 2007 and 2006. For 2007, the Company made a discretionary matching contribution to all eligible participants in the Company’s 401(k) plan in the form of cash and shares of common stock. All eligible participants in the 401(k) plan were allocated this matching contribution on January 4, 2008, with the number of shares being allocated to participants’ accounts based on the closing price of the common stock on that date (which was $8.76 per share). Each of Dr. Lange, Dr. Blackburn, Mr. McCaleb and Ms. Suvari received a matching contribution of 1,769 shares of common stock (with a value on the allocation date of $15,496.44 based on the price per share on such date) and $3.56 in cash for fractional shares. Mr. Spiegelman received a matching contribution of 1,712 shares of common stock (with a value on the allocation date of $14,997.12 based on the price per share on such date) and $2.88 in cash for fractional shares. For 2006, the Company made a discretionary matching contribution to all eligible participants in the Company’s 401(k) plan in the form of cash and shares of common stock. All eligible participants in the 401(k) plan were allocated this matching contribution on January 8, 2007, with the number of shares being allocated to participants’ accounts based on the closing price of the common stock on that date (which was $13.10 per share). Each of Dr. Lange, Mr. Spiegelman, Dr. Blackburn, Mr. McCaleb and Ms. Suvari received a matching contribution of 1,145 shares of common stock (with a value on the allocation date of $14,999.50 based on the price per share on such date) and $0.50 in cash for fractional shares.
(9)	Includes $19,548 of perquisites for Dr. Lange for 2007 and $74,171 of perquisites for Dr. Lange for 2006. Under Dr. Lange’s amended and restated Employment Agreement with the Company, in 2007, Dr. Lange received reimbursement of $12,000 for the use of an automobile, $3,258 for financial support and assistance expenses and $4,290 for attorney’s fees incurred by him in connection with the negotiation of his amended and restated Employment Agreement. In 2006, Dr. Lange received reimbursement of $12,322 for the use of an automobile, $8,516 for financial and legal support and assistance expenses, and $30,000 for attorney’s fees incurred by him in connection with the negotiation of his original Employment Agreement with the Company. In addition, the $30,000 reimbursement of legal fees was grossed-up by $23,333 to pay taxes.
(10)	Mr. Stuart was promoted to Senior Vice President , Commercial Operations, effective as of July 16, 2007. Prior to this date, Mr. Stuart was the Company’s Vice President, Sales.
(11)	Mr. McCaleb resigned as Senior Vice President, Commercial Operations, effective as of July 15, 2007. Amounts disclosed on this table represent compensation earned while Mr. McCaleb was an employee except for certain amounts that have been included in the “All Other Compensation column” in the table above. See Note 12 of this table for further information. On July 16, 2007, Mr. McCaleb entered into a consulting agreement with the Company, to provide advisory services related to the Company’s commercial operations. The consulting agreement provides for the following compensation: (1) continuous vesting on Mr. McCaleb’s RSUs, (2) exercisability of his option grants until 90 days after the consulting agreement is terminated or expires, provided that no option will be exercisable later than 10 years after the original date of grant, (3) a monthly retainer of $14,000 per month, (4) reimbursement to Mr. McCaleb for closing costs on the sale of his residence in the San Francisco Bay area, with such closing costs covered by the Company to be calculated at the rate of 6% of the sales price on such residence up to a maximum of $725,000, and (5) a bonus (if any) as determined by the Company based on the Company and Mr. McCaleb’s performance.
(12)

Consists of perquisites for Mr. McCaleb related to reimbursement of commuting expense between Palo Alto and Arizona of $24,634, which was earn while Mr. McCaleb was an employee and other amounts earned when Mr. McCaleb was a consultant to the Company. Amounts earned while Mr. McCaleb became a consultant are as follows: a bonus of $52,000 earned in 2007, consulting fees of $79,000 earned in 2007 and stock compensation expense of $125,521, of which $70,161 related to the acceleration vesting of RSUs earned after Mr. McCaleb became a consultant and $55,360 related to his continuous vesting of his existing RSUs (see Note 3 above in this table). The Company’s RSUs and all assumptions related to the valuations of RSUs are discussed in Note 13, “Stock-Based Compensation,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In addition, the $24,634 reimbursement of commuting expense was grossed by $9,634 to pay for taxes.

2007 Grants Of Plan-Based Awards Table

The following table provides information concerning each grant of an award of stock options, restricted stock units or stock appreciation rights made to each Named Executive Officer for the year ended December 31, 2007. All grants listed below were awarded under the Incentive Plan. The Company does not have any estimated future payouts under any equity or non-equity incentive plan awards.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($ /Sh)(1)	Grant Date Fair Value of Stock and Option Award ($)(2)
Louis G. Lange, M.D., Ph.D	8/22/07	250,000	(3)				$2,612,500
	8/22/07			750,000	(4)(5)	$10.45	4,797,150
	12/1/07					10.45	113,926	(5)
	12/1/07			100,000	(5)	9.25	12,924	(5)
	12/1/07			175,000	(5)	13.16	43,854	(5)
	12/1/07			36,000	(5)	13.33	6,827	(5)
	12/1/07			50,000	(5)	17.03	15,073	(5)
	12/1/07			125,000	(5)	23.21	34,376	(5)
	12/1/07			36,000	(5)	24.94	8,665	(5)

Daniel K. Spiegelman	6/1/07			10,938	(6)	13.16	22,803	(6)
	6/1/07			9,688	(6)	24.94	91,882	(6)
	6/1/07			13,438	(6)	13.33	120,412	(6)
	6/1/07			75,000	(7)	N/A	152,331	(7)
	8/22/07	62,500	(3)				653,125
	8/22/07			187,500	(4)	10.45	1,199,288

Brent K. Blackburn, Ph.D	6/1/07			10,938	(6)	13.16	22,803	(6)
	6/1/07			9,688	(6)	24.94	91,882	(6)
	6/1/07			13,438	(6)	13.33	120,412	(6)
	6/1/07			75,000	(7)	N/A	152,331	(7)
	8/22/07	62,500	(3)				653,125
	8/22/07			187,500	(4)	10.45	1,199,288

Tricia Borga Suvari, Esq.	6/1/07			7,292	(6)	13.16	15,092	(6)
	6/1/07			9,688	(6)	24.94	91,218	(6)
	6/1/07			13,438	(6)	13.33	119,543	(6)
	6/1/07			75,000	(7)	N/A	152,331	(7)
	8/22/07	62,500	(3)				653,125
	8/22/07			187,500	(4)	10.45	1,199,288

Lewis J. Stuart	6/1/07			3,834	(6)	30.00	17,414	(6)
	6/1/07			1,459	(6)	13.38	3,837	(6)
	6/1/07			5,232	(6)	24.94	59,745	(6)
	6/1/07			7,257	(6)	13.33	78,296	(6)
	6/1/07			50,000	(7)	N/A	101,554	(7)
	8/22/07	62,500	(3)				653,125
	8/22/07			187,500	(4)	10.45	1,199,288

David C. McCaleb (8)	6/1/07			8,750	(6)	13.16	18,165	(6)
	6/1/07			9,688	(6)	24.94	91,489	(6)
	6/1/07			13,438	(6)	13.33	119.897	(6)
	6/1/07			75,000	(7)	N/A	152,331	(7)

(1)	Options are granted at an exercise price equal to the closing market price per share on the last trading day prior to the date of grant, in accordance with the definition of fair market value in the Company’s equity incentive plans. = There is no exercise price for RSU grants. Upon payout, the Named Executive Officer is entitled to receive one (1) share of common stock for each one (1) RSU.
(2)	Represents fair value of the RSU, SAR or option as calculated pursuant to FAS 123R.
(3)	Consists of RSUs that vest over three years beginning on the date of grant as follows: 7.5% vest after six months on February 22, 2008, 7.5% vest monthly for next six months (to August 22, 2008), 25% vest monthly for next 12 months (to August 22, 2009) and 60% vest monthly for next 12 months (to August 22, 2010). Distribution of vested shares of common stock will occur on February 22, 2008, February 22, 2009, February 22, 2010 and August 22, 2010.
(4)	Consists of options that vest in thirty-six (36) equal monthly installments beginning on the date of grant.
(5)	In November 2007, the Board approved an amended and restated Employment Agreement for Dr. Lange, effective December 1, 2007, which modified the post-termination exercise period of Dr. Lange’s option grants which were in the money as of December 22, 2005 and any options granted subsequent to December 22, 2005. The grant date fair value of the options shown above represent the total incremental increase in fair value of the unvested portion of the options as of the date of modification in December 2007, under FAS 123R.
(6)	In May 2007, the Board approved the acceleration of vesting of all options with an exercise price of $10.00 or greater granted to our employees prior to May 31, 2007, effective June 1, 2007. Excluded from the accelerated vesting were any and all grants to members of our board of directors, including Dr. Lange, all retention grants approved by the board of directors in May 2007 and all options granted to new hires on or after May 31, 2007. The option award shown above represents the unvested portion that was accelerated. The grant date fair value of the option shown above represents the stock compensation expense recognized in 2007 as a result of the accelerated vesting under FAS 123R.
(7)	In May 2007, the Board approved the cancellation of outstanding SAR awards provided that the individual SAR holder also voluntarily consented to such cancellation, effective June 1, 2007. Excluded from the cancellation of outstanding SAR awards were any and all grants to Dr. Lange. In accordance with FAS 123R, a cancellation of an award that is not accompanied by a concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost was recognized at the cancellation date. The grant date fair value of the SAR shown above represents the cancellation expense of the SAR recorded in 2007 under FAS 123R.
(8)	Mr. McCaleb resigned as Senior Vice President, Commercial Operations, effective as of July 15, 2007. On July 16, 2007, Mr. McCaleb entered into a consulting agreement with the Company, providing advisory services related to the Company’s commercial operations. The consulting agreement provides for continuous vesting on Mr. McCaleb’s RSUs, and exercisability of his option grants until 90 days after the consulting agreement is terminated or expires, provided that no option will be exercisable later than 10 years after the original date of grant.

2007 Outstanding Equity Awards At Fiscal Year-End Table

The following table provides information on the stock options, restricted stock units and stock appreciation rights held by each Named Executive Officer as of December 31, 2007. The Company does not have any unearned equity incentive awards.

Name	Stock Awards								Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)(1)		Option Expiration Date(2)
	Exercisable		Unexercisable
Louis G. Lange, M.D., Ph.D	54,500	(4)	–		$9.25		4/22/2008
	100,000	(4)	–		37.13		5/16/2010
	100,000	(4)	–		44.25		1/16/2011
	50,000	(4)	–		40.61		10/31/2011
	100,000	(4)	–		57.34		12/10/2011
	50,000	(4)	–		17.03		6/7/2012
	125,000	(4)	–		23.21		12/2/2012
	175,000	(5)	–		13.16		12/11/2013
	18,000	(5)	18,000	(5)	24.94		12/5/2015
	9,000	(5)	27,000	(5)	13.33		12/11/2016
	83,333	(6)	666,667	(6)	10.45		8/22/2017
									24,000	(7)	$217,200
									80,415	(8)	727,756
									10,347	(9)	93,640
									36,000	(7)	325,800
									250,000	(10)	2,262,500
	–		87,500	(11)	N/A	(12)	1/3/2009	(11)

Daniel K. Spiegelman	50,000	(4)	–		37.13		5/16/2010
	50,000	(4)	–		44.25		1/16/2011
	25,000	(4)	–		40.61		10/31/2011
	25,000	(4)	–		57.34		12/10/2011
	25,000	(4)	–		17.03		6/7/2012
	50,000	(4)	–		23.21		12/2/2012
	75,000	(5)	–		13.16		12/11/2013
	15,000	(5)	–		24.94		12/5/2015
	15,000	(5)	–		13.33		12/11/2016
	20,833	(6)	166,667	(6)	10.45		8/22/2017
									10,000	(7)	90,500
									15,000	(7)	135,750
									62,500	(10)	565,625

Brent K. Blackburn, Ph.D	10,000	(4)	–		9.25		4/22/2008
	25,000	(4)	–		5.81		2/19/2009
	35,000	(4)	–		37.13		5/16/2010
	50,000	(4)	–		44.25		1/16/2011
	25,000	(4)	–		40.61		10/31/2011
	35,000	(4)	–		57.34		12/10/2011
	25,000	(4)	–		17.03		6/7/2012
	50,000	(4)	–		23.21		12/2/2012
	75,000	(5)	–		13.16		12/11/2013
	15,000	(5)	–		24.94		12/5/2015
	15,000	(5)	–		13.33		12/11/2016
	20,833	(6)	166,667	(6)	10.45		8/22/2017
									10,000	(7)	90,500
									15,000	(7)	135,750
									62,500	(10)	565,625

Name	Stock Awards						Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)(1)	Option Expiration Date(2)
	Exercisable		Unexercisable
Tricia Borga Suvari, Esq.	75,000	(13)	–		34.13	5/15/2010
	10,000	(4)	–		44.25	1/16/2011
	25,000	(4)	–		40.61	10/31/2011
	25,000	(4)	–		57.34	12/10/2011
	20,000	(4)	–		17.03	6/7/2012
	30,000	(4)	–		23.21	12/2/2012
	50,000	(5)	–		13.16	12/11/2013
	15,000	(5)	–		24.94	12/5/2015
	15,000	(5)	–		13.33	12/11/2016
	20,833	(6)	166,667	(6)	10.45	8/22/2017
							10,000	(7)	90,500
							15,000	(7)	135,750
							62,500	(10)	565,625

Lewis J. Stuart	115,000	(4)	–		30.00	6/23/2013
	10,000	(5)	–		13.38	12/17/2013
	8,100	(5)	–		24.94	12/5/2015
	8,100	(5)	–		13.33	12/11/2016
	20,833	(6)	166,667	(6)	10.45	8/22/2017
							5,400	(7)	48.870
							8,100	(7)	73,305
							62,500	(10)	565,625

David C. McCaleb(15)	21,600	(14)	–		7.13	11/4/2008
	54,000	(4)	–		14.63	10/1/2009
	12,500	(4)	–		37.13	5/16/2010
	50,000	(4)	–		44.25	1/16/2011
	25,000	(4)	–		40.61	10/31/2011
	25,000	(4)	–		57.34	12/10/2011
	20,000	(4)	–		17.03	6/7/2012
	30,000	(4)	–		23.21	12/2/2012
	60,000	(5)	–		13.16	12/11/2013
	15,000	(5)	–		24.94	12/5/2015
	15,000	(5)	–		13.33	12/11/2016
							10,000	(7)	90,500
							15,000	(7)	135,750

(1)	Options are granted at an exercise price equal to the closing market price per share on the last trading day prior to the date of grant, in accordance with the definition of fair market value in the Company’s equity incentive plans. There is no exercise price for RSUs or SARs.
(2)	Options expire ten (10) years from the date of grant.
(3)	Amounts shown are based on the fair market value of the Company’s common stock at December 31, 2007, the last trading day of 2007, which was $9.05 per share.
(4)	Each of the options vests as follows: twenty percent (20%) of the shares subject to the option vest on the first anniversary of the grant date; the remaining shares vest at the rate of 1.667% of the shares subject to the option per month for the next twenty four (24) months and at the rate of 3.333% of the shares subject to the option for the next twelve (12) months.
(5)	Each of the options vests in forty-eight (48) equal installments beginning on the date of the grant.
(6)	Each of the options vest in thirty-six (36) equal installments beginning on the date of grant
(7)	Each RSU vests in forty-eight (48) equal monthly installments beginning on the date of grant. Distribution of vested shares of common stock will occur on the one (1)-year, two (2)-year, three (3)-year and four (4)-year anniversaries of the grant date. There is no exercise price for these RSU grants. Upon payout, the Named Executive Officer is entitled to receive one (1) share of common stock for each one (1) RSU.
(8)

In accordance with Dr. Lange’s Employment Agreement, 20,169 shares of this RSU grant vested effective December 22, 2005; the remaining RSUs vest quarterly over four (4) years starting on the date of grant. Distribution of vested shares of common stock will occur on the one (1)-year anniversary of each quarterly vesting date, such that 100% of the shares of common stock subject to the RSU are vested on the fourth (4th) anniversary of the effective date.

(9)

In accordance with Dr. Lange’s Employment Agreement, 6.25% of the shares of this RSU grant vest at the end of each three (3)-month period beginning on the vesting commencement date (rounding up to the nearest whole share). Distribution of vested shares of common stock will occur on the one (1)-year anniversary of each quarterly vesting date, such that 100% of the shares of common stock subject to the RSU are vested on the fourth (4th) anniversary of the effective date.

(10)	Each RSU vest over three years beginning on the date of grant as follows: 7.5% vest after six months on February 22, 2008, 7.5% vest monthly for next six months (to August 22, 2008), 25% vest monthly for next 12 months (to August 22, 2009) and 60% vest monthly for next 12 months (to August 22, 2010). Distribution of vested shares of common stock will occur on Feb 22, 2008, Feb 22, 2009, Feb 22, 2010 and Aug 22, 2010.
(11)

Represents the number of SARs for Dr. Lange unvested as of December 31, 2007, not the number of shares of common stock underlying the SAR award. The SAR award vests annually over four (4) years and SARs are automatically exercised upon each vesting date. When the SAR award vests, Dr. Lange will receive compensation equal to the amount, if any, by which the volume weighted average market price of the shares covered by the SAR exceeds the SAR base value for each SAR vested. The SAR base value is a predetermined strike price of $26.45, which represented a 15% premium to the market price on the original grant date. The Company currently expects to settle all amounts due under the SARs, if any, using shares of its common stock. The last quarter of the SARs expire on the fourth (4th) year anniversary of the date of grant. As of December 31, 2007, payments to date were less than $0.1 million. In May 2007, the Board approved the cancellation of outstanding SAR awards provided that the individual SAR holder also voluntarily consented to such cancellation, effective June 1, 2007. Excluded from the cancellation of outstanding SAR awards were any and all grants to Dr. Lange. All other Named Executive Officers= voluntarily consented to the cancellation of their respective SAR award.

(12)	The SAR holder is not required to pay an exercise price upon exercise of the SAR. Instead, when the SAR vests, the SAR recipient will receive compensation, if any, calculated with reference to the SAR’s base value, which is a predetermined price of $26.45, representing a 15% premium to the market price on the grant date. As of December 31, 2007, payments to date were less than $0.1 million. In May 2007, the Board approved the cancellation of outstanding SAR awards provided that the individual SAR holder also voluntarily consented to such cancellation, effective June 1, 2007. Excluded from the cancellation of outstanding SAR awards were any and all grants to Dr. Lange. All other Named Executive Officers voluntarily consented to the cancellation of their respective SAR award.
(13)	24% of the shares subject to the option vest on the one (1)-year anniversary of the vesting commencement date and the remaining shares subject to the option vest at the rate of 2% per month thereafter.
(14)	100% of the shares subject to the option are vested and exercisable on the option grant date. This option was granted to Mr. McCaleb when he was a consultant to the Company.
(15)	Mr. McCaleb resigned as Senior Vice President, Commercial Operations, effective as of July 15, 2007. On July 16, 2007, Mr. McCaleb entered into a consulting agreement with the Company, providing advisory services related to the Company’s commercial operations. The consulting agreement provides for continuous vesting on Mr. McCaleb’s RSUs, and exercisability of his option grants until 90 days after the consulting agreement is terminated or expires, provided that no option will be exercisable later than 10 years after the original date of grant.

2007 Option Exercises And Stock Vested Table

The following table provides information on each exercise, distribution or settlement of stock options, restricted stock units or stock appreciation rights, and each vesting of stock, including restricted stock units and stock appreciation rights, for each Named Executive Officer for the year ended December 31, 2007.

Name	Option Awards				Stock Awards
	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)(1)		Number of Shares Acquired on Distribution (#)		Value Realized on Distribution ($)(2)
Louis G. Lange, M.D., Ph.D	541	(3)	$7,471	(4)
	20,000	(5)	3,800
					12,000	(6)	$114,000
					12,000	(6)	112,800
					30,000	(7)	414,300
					30,000	(8)	303,600
					10,052	(9)	88,458
					10,052	(9)	131,681
					10,052	(9)	92,981
					10,052	(9)	101,123
					1,293	(10)	11,378
					1,293	(10)	16,938
					1,294	(10)	11,970
					1,293	(10)	13,008
Daniel K. Spiegelman	232	(3)	3,204	(4)
					5,000	(6)	47,500
					5,000	(6)	47,000
					12,500	(7)	172,625
					12,500	(8)	126,500

Brent K. Blackburn, Ph.D	232	(3)	3,204	(4)
	10,000	(5)	8,900
	15,000	(5)	2,250
					5,000	(6)	47,500
					5,000	(6)	47,000
					12,500	(7)	172,625
					12,500	(8)	126,500

Tricia Borga Suvari, Esq.	232	(3)	3,204	(4)
					5,000	(6)	47,500
					5,000	(6)	47,000
					12,500	(7)	172,625
					12,500	(8)	126,500

Lewis J. Stuart	154	(3)	2,127	(4)
					2,700	(6)	25,650
					2,700	(6)	25,380
					6,750	(7)	93,218
					6,750	(8)	68,310

David C. McCaleb (11)	232	(3)	3,204	(4)
					5,000	(6)	47,500
					5,000	(6)	47,000
					12,500	(7)	172,625
					12,500	(8)	126,500

(1)	Value realized is based on the fair market value of the Company’s common stock on the date of exercise (or the actual sales price if the shares were sold by the optionee simultaneously with the exercise) minus the exercise price, without taking into account any taxes that may be payable in connection with the transaction.
(2)	Value realized is based on the fair market value of the Company’s common stock on the date of distribution without taking into account any taxes that may be payable in connection with the transaction.
(3)	Consists of the gross number of shares of common stock that were earned in 2007 underlying the vested SAR award, without taking into account any taxes that may be payable in connection with the transaction.
(4)	For purposes of the SAR payout on the second (2nd) anniversary of the grant date, the payment amount on the January 2007 settlement date equaled the excess of the Company’s stock price on the settlement date over the $26.45 base exercise price for 2007 as well as any compensation received in 2006. The Company’s stock price was calculated based on the volume-weighted average price over the preceding one (1)-year measurement period prior to the automatic exercise date. In May 2007, the Board approved the cancellation of outstanding SAR awards provided that the individual SAR holder also voluntarily consented to such cancellation, effective June 1, 2007. Excluded from the cancellation of outstanding SAR awards were any and all grants to Dr. Lange. All other Named Executive Officers voluntarily consented to the cancellation of their respective SAR award.
(5)	Represents options exercised during the year ended December 31, 2007.
(6)	Represents distribution of vested shares of common stock under the RSUs which vest in forty-eight (48) equal monthly installments beginning on the date of grant. Distribution of vested shares of common stock will occur on the one (1)-year, two (2)-year, three (3)-year and four (4)-year anniversaries of the grant date. There is no exercise price for these RSU grants. Upon payout, the Named Executive Officer is entitled to receive one (1) share of common stock for each one (1) RSU.
(7)	Represents distribution of vested shares of common stock under the RSUs which vests in forty-eight (48) equal monthly installments beginning on the date of grant, except that vesting will accelerate if a performance milestone relating to the achievement of product revenues is satisfied. Distribution of vested shares of common stock will occur on the two (2)-year, three (3)-year and four (4)-year anniversaries of the January 2005 grant date. There is no exercise price for these RSU grants. Upon payout, the Named Executive Officer is entitled to receive one (1) share of common stock for each one (1) RSU.
(8)	Represents distribution of vested shares of common stock under the RSUs whose vesting was accelerated due to an achievement of a performance milestone relating to product revenues. During 2007, this revenue target was met and RSUs which were unvested at the time the target was met were immediately vested and subsequently distributed on November 9, 2007. There is no exercise price for these RSU grants. Upon payout, the Named Executive Officer is entitled to receive one (1) share of common stock for each one (1) RSU.
(9)

In accordance with Dr. Lange’s Employment Agreement, 20,169 shares of this RSU grant vested effective December 22, 2005; the remaining RSUs vest quarterly over four (4) years starting on the date of grant. Distribution of vested shares of common stock will occur on the one (1)-year anniversary of each quarterly vesting date, such that 100% of the shares of common stock subject to the RSU are vested on the fourth (4th) anniversary of the effective date.

(10)

In accordance with Dr. Lange’s Employment Agreement, 6.25% of the shares of this RSU grant vest at the end of each three (3)-month period beginning on the vesting commencement date (rounding up to the nearest whole share). Distribution of vested shares of common stock will occur on the one (1)-year anniversary of each quarterly vesting date, such that 100% of the shares of common stock subject to the RSU are vested on the fourth (4th) anniversary of the effective date.

(11)	Mr. McCaleb resigned as Senior Vice President, Commercial Operations, effective as of July 15, 2007. On July 16, 2007, Mr. McCaleb entered into a consulting agreement with the Company, providing advisory services related to the Company’s commercial operations. The consulting agreement provides for continuous vesting on Mr. McCaleb’s RSUs, and exercisability of his option grants until 90 days after the consulting agreement is terminated or expires, provided that no option will be exercisable later than 10 years after the original date of grant.

Pension Benefits

No Named Executive Officer participates in or has an account balance under qualified or non-qualified defined benefit plans sponsored by the Company, and the Company does not presently sponsor any such defined benefit plans.

2007 Nonqualified Deferred Compensation Table

The following table provides information with respect to each defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified for each Named Executive Officer for the year ended December 31, 2007. The only relevant plan is the Company’s Long-Term Incentive Plan, which is described in greater detail below.

Name	Executive Contributions in 2007 ($)(1)	Registrant Contributions in 2007 ($)(1)	Aggregate Earnings in 2007 ($)(1)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at December 31, 2007 ($)(1)
Louis G. Lange, MD, PhD	$–	$–	$11,577	$–	$304,685
Daniel K. Spiegelman	–	–	7,430	–	130,609
Brent K. Blackburn, PhD	–	–	8,045	–	101,949
Tricia Borga Suvari, Esq.	–	–	5,890	–	109,235
Lewis J. Stuart (2)	–	–	–	–	–
David C. McCaleb	–	–	5,416	–	109,139

(1)	To date, the only contribution to the Long-Term Incentive Plan has been a Company contribution in 2003, of which 10% vested in January 2004, 20% vested in January 2005 and 70% vested in January 2006, in accordance with the vesting schedule described below. Under the terms of the plan, base salary and bonus deferrals are not permitted as of the effective date; however, the Board may, at any time or from time to time amend the plan to permit such deferrals. With respect to any Company contribution under the plan, each Named Executive Officer’s individual amount (as well as any other participant’s individual amount) is subject to vesting based on continued service to the Company, in accordance with the following schedule set forth in the plan: 10% vests on the one (1)-year anniversary of the date the Company contribution is credited; 20% vests on the two (2)-year anniversary of the date the Company contribution is credited; and 70% vests on the three (3)-year anniversary of the date the Company contribution is credited. Solely for recordkeeping purposes, the plan administrator established a contribution account for each participant, which is credited with the contributions made by such participant or on her or his behalf by the Company. The contribution account is further credited or charged with the hypothetical or deemed investment earnings and losses based on hypothetical investment elections made by the participant with respect to his or her contribution account, on a form designated by the plan administrator, from among the investment funds selected by the plan administrator. All Company contributions are distributable only upon certain specified future events, such as the participant’s retirement, disability, death, or termination of employment with the Company, the participant’s election of an in-service distribution or a change of control of the Company, pursuant to the terms of the plan.
(2)	Mr. Stuart is not a participant in the Long-Term Incentive Plan.

2007 Potential Payments Upon Termination Or Change Of Control Table

The following table provides potential payments that may be made to each Named Executive Officer upon termination or a change of control as defined and pursuant to individual agreements. The amounts shown in the table below assume that the executive was terminated on December 31, 2007 and that the effective date of the change of control was December 31, 2007, and do not include amounts (if any) in which the Named Executive Officer had already vested as of December 31, 2007. The amounts shown below are hypothetical payments calculated using the assumptions required under applicable regulations, and do not represent actual payments to any Named Executive Officer. The actual compensation to be paid can only be determined at the time of a Named Executive Officer’s termination of employment or upon a change of control, as applicable. In the table below, “N/A” indicates that there is no applicable payment.

Name	Benefit	Before Change of Control: Termination w/o Cause or for Good Reason		After Change of Control: Termination w/o Cause or for Good Reason		Voluntary Termination	Death		Disability
Louis G. Lange, M.D., Ph.D (1)	Severance payments	$1,400,000		$1,400,000	(2)	N/A	$1,400,000		$1,400,000
	Bonus payments	1,693,333	(3)	1,693,333	(2)	N/A	1,693,333	(4)	1,693,333	(5)
	Health benefits	26,577	(6)	36,008	(2)	N/A	–	(4)	26,577	(5)
	Equity acceleration	1,056,267	(7)	3,642,296	(8)	N/A	1,056,267	(4)	1,056,267	(5)
	Gross up payment for excise tax	N/A		1,689,404	(9)	N/A	N/A		N/A

Daniel K. Spiegelman	Severance payments	N/A		525,000	(10)	N/A	N/A		N/A
	Bonus payments	N/A		172,500	(11)	N/A	N/A		N/A
	Health benefits	N/A		26,577	(12)	N/A	N/A		N/A
	Equity acceleration	N/A		791,875	(8)	N/A	N/A		N/A
	Gross up payment for excise tax	N/A		–	(13)	N/A	N/A		N/A

Brent K. Blackburn, Ph.D	Severance payments	N/A		525,000	(10)	N/A	N/A		N/A
	Bonus payments	N/A		172,500	(11)	N/A	N/A		N/A
	Health benefits	N/A		26,577	(12)	N/A	N/A		N/A
	Equity acceleration	N/A		791,875	(8)	N/A	N/A		N/A
	Gross up payment for excise tax	N/A		–	(13)	N/A	N/A		N/A

Tricia Borga Suvari, Esq.	Severance payments	N/A		474,000	(10)	N/A	N/A		N/A
	Bonus payments	N/A		210,000	(11)	N/A	N/A		N/A
	Health benefits	N/A		26,577	(12)	N/A	N/A		N/A
	Equity acceleration	N/A		791,875	(8)	N/A	N/A		N/A
	Gross up payment for excise tax	N/A		–	(13)	N/A	N/A		N/A

Lewis J. Stuart	Severance payments	N/A		420,000	(10)	N/A	N/A		N/A
	Bonus payments	N/A		192,000	(11)	N/A	N/A		N/A
	Health benefits	N/A		26,408	(12)	N/A	N/A		N/A
	Equity acceleration	N/A		687,800	(12)	N/A	N/A		N/A
	Gross up payment for excise tax	N/A		–	(13)	N/A	N/A		N/A

David C. McCaleb(14)	Severance payments	N/A		N/A		N/A	N/A		N/A
	Bonus payments	N/A		N/A		N/A	N/A		N/A
	Health benefits	N/A		N/A		N/A	N/A		N/A
	Equity acceleration	N/A		226,250	(8)	N/A	N/A		N/A
	Gross up payment for excise tax	N/A		N/A		N/A	N/A		N/A

(1)

Dr. Lange’s minimum base salary pursuant to his amended and restated Employment Agreement with the Company, effective as of December 1, 2007, was $700,000 per year effective January 1, 2007, and may be increased by the Compensation Committee from time to time as described in the section entitled “Certain Relationships and Related Transactions—CEO Employment Agreement,” below. The

Employment Agreement has an eight (8)-year term from the original December 2005 effective date, provided that either the Company or Dr. Lange may terminate his employment at any time and for any reason. In the event of such a termination by the Company without cause or by Dr. Lange for good reason, or if Dr. Lange’s employment with the Company ceases due to his death or disability, the Company is required to make a severance payment to Dr. Lange (or his beneficiaries) in the amount of 200% of his base salary, in a lump sum. The Employment Agreement provides that as consideration for the severance payments, Dr. Lange agrees to be bound by a non-solicitation covenant for a period of one (1) year after termination of employment, a non-disparagement covenant for a period of one (1) year after termination of employment, and a confidentiality covenant.

(2)	Includes all payments defined in the column entitled “Before Change of Control: Termination without Cause or for Good Reason” plus the extension of health benefit premiums paid by the Company for Dr. Lange and his family from 18 months to 24 months following a change of control of the Company. The contracts for medical, dental and vision are from January 1, 2008 to December 31, 2008. The costs reflected in the table above include the full premium plus a 2% administrative fee for COBRA.
(3)	In the event of such a termination by the Company without cause or by Dr. Lange for good reason (including a termination by reason of Dr. Lange’s death or disability), under the Employment Agreement the Company is required to make a severance payment, in a lump sum, to Dr. Lange in the amount of 200% of his average annual bonus (with such average annual bonus to be calculated based on the annual bonuses received by Dr. Lange in the three (3) full calendar years prior to the year in which such termination occurs), and a pro rata amount of his target annual bonus for the year in which such termination occurs. In 2007, Dr. Lange’s target annual bonus was 94% of his base salary.
(4)	The amounts shown in the column entitled “Death” include all payments in the column entitled “Before Change of Control: Termination Without Cause or for Good Reason” except health benefits.
(5)	The amounts shown in the column entitled “Disability” include all payments in the column entitled “Before Change of Control: Termination Without Cause or for Good Reason.”
(6)	Under the Employment Agreement with Dr. Lange, the Company will continue to pay health benefit premiums for Dr. Lange and his family for 18 months (or, if such termination occurs within 18 months following a change of control, 24 months) following such termination. The contracts for medical, dental and vision are from January 1, 2008 to December 31, 2008. The costs reflected in the table above include the full premium plus a 2% administrative fee for COBRA.
(7)	In connection with a termination of Dr. Lange’s employment with the Company without cause or for good reason, all of his outstanding options to purchase common stock will vest in full, his RSU grants will continue to vest for an additional twelve (12) months and the time during which Dr. Lange may exercise his options will be extended. The value realized upon acceleration is calculated based on the intrinsic value of the option or RSU as of December 31, 2007.
(8)	In the event of a change of control of the Company, under the Incentive Plan, each outstanding stock award shall, automatically and without further action by the Company, become fully vested and/or exercisable with respect to all of the shares of common stock subject thereto, and all shares of common stock subject to outstanding RSUs shall be distributed to holders thereof, no later than five (5) business days before the closing of such change of control. In addition, to the extent permitted by law, any surviving corporation or acquiring corporation in a change of control may assume any such stock awards outstanding under the Incentive Plan or substitute similar stock awards (including awards to acquire the same consideration paid to the stockholders in the change of control) for those outstanding under the Incentive Plan. In the event any surviving corporation or acquiring corporation does not assume such stock awards or substitute similar stock awards for those outstanding under the Incentive Plan, then the stock awards shall terminate if not exercised at or prior to the closing of the change of control. The value realized upon acceleration is calculated based on the intrinsic value of the option or RSU as of December 31, 2007.
(9)	The Company is obligated to make a gross-up payment to Dr. Lange in the event that there is a change in control and the severance payment is subject to excise taxes.
(10)	In the event of termination of employment by the Company without cause or for good reason (including a termination by reason of death or disability), the Company is required to make a severance payment to the Named Executive Officer (or his or her beneficiaries) in the amount of 18 months worth of base salary, in a lump sum. Such benefits will terminate immediately if the Named Executive Officer, at any time, violates any proprietary information or confidentiality obligation of the Company. For purposes of the amounts shown above, the calculation is based on the base salary amount for 2007 for each Named Executive Officer.
(11)	In the event of such a termination of employment by the Company without cause or for good reason (including a termination by reason of death or disability), the Company is required to make a severance payment, in a lump sum, in the amount of 150% of the bonus paid in the year immediately preceding the effective date of the change of control of the Company. For purposes of the amounts shown above, the calculation is based on the annual discretionary cash bonus amount for 2007 (paid in 2008) for each Named Executive Officer.
(12)	The Company will continue to pay health benefit premiums for the Named Executive Officer and his or her family for 18 months (following a change of control) following such termination. The contracts for medical, dental and vision are from January 1, 2008 to December 31, 2008. The costs reflected in the table above include the full premium plus a 2% administrative fee for COBRA.
(13)	The Company is obligated to make a gross-up payment to the Named Executive Officer in the event that the severance payment is subject to excise taxes. Based on the calculations above, no severance payment is subject to excise tax.
(14)	Mr. McCaleb resigned as Senior Vice President, Commercial Operations, effective as of July 15, 2007 and thus is not eligible for benefits noted above, except for the equity acceleration of equity (see note 8 in this table).

Director Compensation

Cash Compensation

From January 1, 2007 to September 30, 2007, the Company’s non-employee directors received an annual retainer of $10,000 and a payment of $5,000 per meeting for each of the regularly scheduled meetings of the Board attended (or $500 if attendance was by telephone). Members of the Audit, Compensation and Nominating and Governance Committees received an additional annual retainer of $5,000 for each committee on which the member serves, except that the chair of each of the Audit, Compensation and Nominating and Governance Committees receives an additional annual retainer of $10,000. From October 1, 2007 to December 31, 2007 and thereafter, the Company’s employee directors receive an annual retainer of $30,000 and a payment of $5,000 per meeting for each of the regularly scheduled meetings of the Board attended (or $1,000 if attendance is by telephone). Members of the Audit, Compensation and Nominating and Governance Committees each receive an additional annual retainer of $10,000 for each committee on which the member serves, except that the chair of each of the Audit, Compensation and Nominating and Governance Committees receives an additional annual retainer of $25,000, $20,000 and $15,000, respectively. Directors are also reimbursed for reasonable expenses in connection with attendance at Board and committee meetings. For each Board member, the aggregate total annual retainer owed to such Board member is paid in quarterly installments each year. Dr. Lange is not separately compensated for his services as a director.

Equity Compensation

Historically, each of the Company’s non-employee directors received stock option grants to purchase shares of common stock under the Non-Employee Directors’ Stock Option Plan or Directors’ Plan which was terminated with Board and stockholder approval in 2005. No options were granted under the Directors’ Plan during the fiscal year ended December 31, 2007.

In 2005, the Company instituted its Non-Employee Director Equity Compensation Policy (the Director Equity Policy), under which the Company’s non-employee directors automatically receive grants of stock awards under the 2000 Equity Incentive Plan. However, options outstanding at the time of such termination remained outstanding under the Directors’ Plan.

Under the Director Equity Policy, all non-employee directors of the Company receive option grants on the same terms and conditions as those previously set forth in the Directors’ Plan. Specifically, commencing after the Company’s 2005 Annual Meeting held on May 26, 2005, and with respect to each annual meeting of stockholders at which directors are elected thereafter, each non-employee director initially elected to be a non-employee director by the Board or stockholders will, upon such initial election, automatically be awarded an option to purchase 25,000 shares of common stock with an exercise price equal to one hundred percent (100%) of the fair market value on the date of grant (the Initial Option). Additionally, each annual meeting of stockholders at which directors are elected thereafter, each existing non-employee director will automatically be awarded an option to purchase 7,500 shares of common stock (the Annual Replenishment Option) with an exercise price equal to one hundred percent (100%) of the fair market value on the date of grant. Grants of stock awards to the Company’s non-employee directors are made under the Incentive Plan.

Each Initial Option and Annual Replenishment Option is a nonstatutory stock option subject to the terms and conditions of the Incentive Plan. Each Initial Option vests at the rate of 1/36th per month over thirty six (36) months from the date of grant of the Initial Option, and each Annual Replenishment Option vests at the rate of 1/12th per month over twelve (12) months from the date of grant. Furthermore, Initial Options and Annual Replenishment Options vest only during the optionholder’s Continuous Service (as defined in the Incentive Plan); provided, however, that the Compensation Committee has the power to accelerate the time during which an option granted under the Director Equity Policy may vest or be exercised.

Initial Options and Annual Replenishment Options terminate upon the earlier of (i) ten (10) years after the date of grant or (ii) six (6) months after the date of termination of the optionholder’s Continuous Service (or such longer or shorter period as the Compensation Committee may specify), or, if the termination of Continuous Service is due to the optionholder’s death, eighteen (18) months after the date of the optionholder’s death by the person or persons to whom the rights to such option pass by will or by the laws of descent and distribution (or such longer or shorter period as the Compensation Committee may specify).

During the fiscal year ended December 31, 2007, Annual Replenishment options to acquire 7,500 shares of common stock at an exercise price of $10.45 per share were granted to each non-employee member of the Board under the Incentive Plan, in accordance with the Director Equity Policy.

2007 Director Compensation Table

The following table provides information concerning the compensation of the Company’s non-employee directors for the year ended December 31, 2007. In the table below, “N/A” indicates that there is no applicable payment.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)(3)	Total ($)
Santos J. Costa	$49,000	N/A	$59,350	N/A	N/A	N/A	$108,350
Joseph M. Davie, MD, PhD	42,250	N/A	180,604	N/A	N/A	N/A	222,854
Thomas L. Gutshall	42,750	N/A	59,350	N/A	N/A	N/A	102,100
Peter Barton Hutt, Esq.	35,805	N/A	59,350	N/A	N/A	N/A	95,155
Kenneth B. Lee Jr.	56,500	N/A	59,350	N/A	N/A	N/A	115,850
Barbara J. McNeil, MD, PhD	53,500	N/A	59,350	N/A	N/A	N/A	112,850
Thomas E. Shenk, PhD	42,750	N/A	98,301	N/A	N/A	N/A	141,051

(1)	See the section entitled “Director Compensation – Cash Compensation,” above, for a description of the cash compensation program for the Company’s non-employee directors during the fiscal year ended December 31, 2007. Amounts earned in one year and paid in the following year are, for purposes on this table only, accounted for in the year earned.
(2)	Total amounts disclosed represent stock-based compensation expense for 2007 as calculated under FAS 123R. See “Note 13—Stock-Based Compensation” in the Notes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a description of how FAS 123R compensation expense is calculated. See the section entitled “Director Compensation—Equity Compensation,” above, for a description of the Company’s Director Equity Policy and the specific terms of the stock options granted to the Company’s non-employee directors during the fiscal year ended December 31, 2007. The grant date fair value of option awards granted in 2007 is as follows: $47,761 for Mr. Costa, $47,761 for Dr. Davie, $47,761 for Mr. Gutshall, $47,761 for Mr. Hutt, $47,761 for Mr. Lee, $47,761 for Dr. McNeil and $47,761 for Dr. Shenk. The aggregate number of stock option awards outstanding as of December 31, 2007 is as follows: 70,000 shares for Mr. Costa, 40,000 shares for Dr. Davie, 65,000 for Mr. Gutshall, 77,500 for Mr. Hutt, 70,000 for Mr. Lee, 65,000 for Dr. McNeil and 47,500 for Dr. Shenk. There were no options that were repriced or otherwise materially modified during 2007. There were no option forfeitures.
(3)	None of the Company’s non-employee directors received any “perquisites” during 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The Company currently has two (2) equity compensation plans that have been approved by stockholders: the Incentive Plan and the Employee Stock Purchase Plan. The Company historically has had two (2) equity compensation plans that have not been approved by stockholders: the 2000 Nonstatutory Incentive Plan and the 2004 Employment Commencement Incentive Plan. The 2000 Nonstatutory Incentive Plan was adopted before the current rules requiring stockholder approval of all equity plans went into effect, and was terminated in May 2004 as to any further grants thereunder. The 2004 Employment Commencement Incentive Plan was approved by the Board in December 2004 to provide for the grant of stock awards which are intended to be stand-alone inducement awards as permitted pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). Only newly hired employees who have not previously been an employee or director of the Company or an affiliate, or following a bona fide period of non-employment with the Company or an affiliate, are eligible to participate in the 2004 Employment Commencement Incentive Plan.

The following table sets forth the number and weighted-average exercise price of securities to be issued upon exercise of outstanding options and RSUs and the number of securities remaining available for future issuance under all of the Company’s equity compensation plans, at February 22, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ($)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders (2)	7,721,895		$19.94	2,170,934	(3)
Equity Compensation Plans Not Approved by Security Holders	3,360,627		$22.19	136,866

Total	11,082,522	(4)	$20.76	2,307,800

(1)	Represents the weighted average exercise price for options only. There is no exercise price for the RSU grants.
(2)	Information for the Employee Stock Purchase Plan approved by stockholders is included only in the column entitled “Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans.” As of January 31, 2008, the Company has a total of 202,699 shares available for future issuance under the Employee Stock Purchase Plan.
(3)	Shares issued to settle the SARs come out of these shares available for future issuance under the Incentive Plan approved by stockholders. During 2007, most of the SARs were voluntarily cancelled. The gross number of shares of common stock earned in 2007 underlying each remaining vested SAR award, without taking into account any taxes that may be payable, was a total of 1,076 shares. To date, the Company has settled and issued, net of taxes, a total of 3,286 shares of stock related to the remaining SARs and their settlement.
(4)	The aggregate total outstanding awards consist of a total of 9,200,055 options, a total 1,727,115 of unvested RSUs, and a total of 155,352 RSUs that are vested but unissued. As of February 22, 2008, the weighted average remaining term of options outstanding is 6.56 years.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of February 22, 2008 by: (i) each stockholder who is known by the Company based on publicly available records to own beneficially more than five percent (5%) of the Company’s common stock; (ii) the Named Executive Officers; (iii) each director; and (iv) all of directors and Named Executive Officers, as a group. The address for each director and Named Executive Officer listed in the table below is c/o CV Therapeutics, Inc., 3172 Porter Drive, Palo Alto, California 94304.

	Shares Beneficially Owned (1)
Beneficial Owner	Number	Percent of Total
Mazama Capital Management, Inc.(2) One S.W. Columbia, Suite 1500 Portland, OR 97258	8,029,927	13.2%
Wellington Management Company, LLC (3) 75 State Street Boston, MA 02109	5,969,462	9.83%
FMR LLC (4) 82 Devonshire Street Boston, MA 02109	5,951,070	9.80%
Third Point LLC.(5) 399 Park Avenue New York, NY 10043	5,900,000	9.7%
Citigroup, Inc.(6) 399 Park Avenue New York, NY 10043	5,090,054	8.3%
Ross Financial Corporation (7) P.O. Box 31363 Grand Cayman KY1-1206 Cayman Islands	4,066,000	6.7%
Sectoral Asset Management Inc. (8) 2120-1000 Sherbrooke St. West Montreal PQ H3A 3G4 Canada	3,993,701	6.6%
Morgan Stanley (9) 1585 Broadway New York, NY 10036	3,251,381	5.4%
Orbimed Advisors LLC (10) 767 Third Avenue, 30th Floor New York, New York 10017	3,020,000	4.5%
Louis G. Lange, M.D., Ph.D. (11)	1,221,356	2.0%
Brent K. Blackburn, Ph.D. (12)	430,328	*
Santo J. Costa (13)	68,750	*
Joseph M. Davie, M.D., Ph.D. (14)	32,500	*
Thomas L. Gutshall (15)	98,961	*
Peter Barton Hutt, Esq. (16)	76,250	*
Kenneth B. Lee, Jr. (17)	69,325	*
David McCaleb (18)	361,949	*
Barbara J. McNeil, M.D., Ph.D. (19)	71,250	*
Thomas E. Shenk, Ph.D. (20)	47,250	*
Daniel K. Spiegelman (21)	383,929	*
Lewis J. Stuart (22)	200,587	*
Tricia Borga Suvari, Esq. (23)	321,369	*
All directors and executive officers as a group (11 persons) (23)	3,383,804	5.6%

*	Represents beneficial ownership of less than one percent (1%).
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within sixty (60) days of February 22, 2008, which is April 22, 2008. Except as indicated below, and subject to community property laws where applicable, to the Company’s knowledge, all persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentages of beneficial ownership are based on 60,673,846 shares of common stock outstanding as of February 22, 2008, adjusted as required by rules promulgated by the SEC. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any shares which such person or persons has the right to acquire within sixty (60) days after such date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2)	All information regarding the stockholder, Mazama Capital Management, Inc, and its affiliates, if any, is based on information disclosed in a Schedule 13G filed by the stockholder with the SEC on February 8, 2008.
(3)	All information regarding the stockholder, Wellington Management Company, LLC, and its affiliates, if any, is based on information disclosed in a Schedule 13G/A filed by the stockholder with the SEC on February 14, 2008.
(4)	All information regarding the stockholder, FMR LLC, and its affiliates, if any, is based on information disclosed in a Schedule 13G/A filed by the stockholder with the SEC on February 14, 2008. Fidelity Management & Research Company (“Fidelity”), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 5,951,070 shares or 9.974% of the Common Stock outstanding of CV Therapeutics, Inc. (“the Company”) as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fidelity Growth Company Fund, amounted to 5,950,970 shares or 9.974% of the Common Stock outstanding. Fidelity Growth Company Fund has its principal business office at 82 Devonshire Street, Boston, Massachusetts 02109. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of the 5,951,070 shares owned by the Funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees.
(5)	All information regarding the stockholder, Third Point LLC, and its affiliates, if any, is based on information disclosed in a Schedule 13D filed by the stockholder with the SEC on May 17, 2007.
(6)	All information regarding the stockholder, Citigroup, Inc., and its affiliates, if any, is based on information disclosed in a Schedule 13G/A filed by the stockholder with the SEC on February 6, 2008.
(7)	All information regarding the stockholder, Ross Financial Corporation ,and its affiliates, if any, is based on information disclosed in a Schedule 13G/A filed by the stockholder with the SEC on February 8, 2008.
(8)	All information regarding the stockholder, Sectoral Asset Management Inc., and its affiliates, if any, is based on information disclosed in a Schedule 13G/A filed by the stockholder with the SEC on February 14, 2008.
(9)	All information regarding the stockholder, Morgan Stanley ,and its affiliates, if any, is based on information disclosed in a Schedule 13G/A filed by the stockholder with the SEC on February 14, 2008.
(10)	All information regarding the stockholder, Orbimed Advisors LLC, and its affiliates, if any, is based on information disclosed in a Schedule 13G filed by the stockholder with the SEC on December 3, 2007.
(11)	Includes 954,166 shares issuable upon the exercise of options on or within 60 days of February 22, 2008. Also includes 7,500 shares held in The Louis Lange Family Trust and 2,500 shares held by minors in Dr. Lange’s household. Dr. Lange disclaims beneficial ownership of the shares held in The Louis Lange Family Trust, except to the extent of his pecuniary interests therein.
(12)	Includes 391,666 shares issuable upon the exercise of options on or within 60 days of February 22, 2008.
(13)	Includes 68,750 shares issuable upon the exercise of options on or within 60 days of February 22, 2008.
(14)	Includes 32,500 shares issuable upon the exercise of options on or within 60 days of February 22, 2008.
(15)	Includes 63,750 shares issuable upon the exercise of options on or within 60 days of February 22, 2008. Also includes 30,211 shares held in the Gutshall Family Trust DTD 3-7-90. Mr. Gutshall disclaims beneficial ownership of the shares held in the Gutshall Family Trust, except to the extent of his pecuniary interests therein.
(16)	Includes 76,250 shares issuable upon the exercise of options on or within 60 days of February 22, 2008.
(17)	Includes 68,750 shares issuable upon the exercise of options on or within 60 days of February 22, 2008.
(18)	Includes 328,100 shares issuable upon the exercise of options on or within 60 days of February 22, 2008. Mr. McCaleb is no longer an employee of the Company, but is a named executive officer pursuant to the rules and regulations promulgated by the SEC.
(19)	Includes 63,750 shares issuable upon the exercise of options on or within 60 days of February 22, 2008.
(20)	Includes 46,250 shares issuable upon the exercise of options on or within 60 days of February 22, 2008.
(21)	Includes 371,666 shares issuable upon the exercise of options on or within 60 days of February 22, 2008.
(22)	Includes 182,866 shares issuable upon the exercise of options on or within 60 days of February 22, 2008.
(23)	Includes 306,666 shares issuable upon the exercise of options on or within 60 days of February 22, 2008.
(24)	Includes 2,955,130 shares issuable upon the exercise of options on or within 60 days of February 22, 2008. See footnotes (11)–(23).

Item 13.	Certain Relationships and Related Transactions and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Executive Severance and Change-of-Control Agreements

As noted in the section entitled “Compensation Discussion and Analysis,” above, the Company has entered into executive severance arrangements in the Amended and Restated Employment Agreement with Dr. Lange (discussed in the next section below), as well as executive severance agreements with each of its other Named Executive Officers. In addition, the Company has in place severance agreements for officers who are not Named Executive Officers, and a severance plan covering all of the Company’s full-time employees. All of the foregoing agreements, and the Company-wide severance plan, were approved by the Board.

The executive severance agreements with each Named Executive Officer (other than the Chairman and Chief Executive Officer) provide that, in connection with a change of control of the Company (as defined in the agreements), all outstanding stock options held by the Named Executive Officer shall automatically become fully vested and exercisable.

In addition, under the severance agreements with each of the Company’s Named Executive Officers (other than the Chairman and Chief Executive Officer), if the Named Executive Officer’s employment with the Company is terminated without cause or the Named Executive Officer is constructively terminated within thirteen (13) months following a change of control of the Company, the Named Executive Officer is entitled to receive additional severance benefits, including the following: payments derived from the Named Executive Officer’s base salary at the time of termination and derived from the Named Executive Officer’s annual bonus (if any) in the year prior to the change of control; continued health benefits; and in the event that any benefits would be subject to the excise tax imposed by Section 4999 of the Code, an additional gross-up payment sufficient to cover all excise taxes on such benefits as well as all taxes on the gross-up payment itself. Such benefits will terminate immediately if the Named Executive Officer, at any time, violates any proprietary information or confidentiality obligation of the Company.

CEO Employment Agreement

As noted in the section entitled “Compensation Discussion and Analysis,” above, in December 2005, the Company entered into the Employment Agreement with its Chairman and Chief Executive Officer. The Employment Agreement was amended and restated in its entirety as of December 1, 2007 in connection with compliance under final Internal Revenue Service regulations issued in 2007 under Section 409A of the Internal Revenue Code (Section 409A), and to make other non-material changes not technically required under Section 409A. The Amended and Restated Employment Agreement (the Employment Agreement) provides that Dr. Lange serves as the Company’s Chairman of the Board, Chief Executive Officer and Chief Science Officer. The Employment Agreement supersedes Dr. Lange’s prior executive severance agreement, and was approved by the Board.

Base Salary, Bonus, and Long-Term Incentive and Equity Compensation Awards

Under the Employment Agreement, the Company has agreed that it shall continue compensating Dr. Lange while he is employed as Chief Executive Officer in the same manner that it has done during his past and present employment with the Company. While the general approach to Dr. Lange’s base salary is as described in Item 11 above (“Compensation Discussion and Analysis”), the Employment Agreement further provides that Dr. Lange is to receive a minimum annual salary of $624,000 per year, and that the Compensation Committee shall review Dr. Lange’s base salary in relation to the Company’s peer group and Dr. Lange’s principal peers, and in relation to his performance; as a result of these evaluations the Compensation Committee may increase Dr. Lange’s base salary from time to time above the minimum.

The Employment Agreement provides that the Company shall continue compensating Dr. Lange while he is employed as Chief Executive Officer in the same manner that it has done during his past and present employment with the Company, and that the Compensation Committee shall review and set Dr. Lange’s annual bonus compensation in relation to the Company’s peer group and Dr. Lange’s principal peers, and in relation to the Company’s and his performance, provided that the target annual bonus set for Dr. Lange during the term of the Employment Agreement shall be no less favorable than the target annual bonus for Dr. Lange as of the December 2005 effective date of the original Employment Agreement.

Under the Employment Agreement, Dr. Lange is eligible to be granted long-term incentive and equity compensation awards in the discretion of the Compensation Committee and the Board based upon the Compensation Committee’s evaluation of his performance and market and peer compensation. In addition to any such discretionary awards, if any, in connection with the execution of the original Employment Agreement in December 2005, the Company granted Dr. Lange certain restricted stock unit awards, which are described in greater detail in the “2007 Outstanding Equity Awards at Fiscal Year-End Table,” above.

Term, Termination, Severance and Change of Control

The Employment Agreement has an eight (8)-year term from December 2005, provided that either the Company or Dr. Lange may terminate his employment at any time and for any reason. In the event of such a termination by the Company without Cause or a resignation by Dr. Lange for Good Reason (as these terms are defined in the Employment Agreement), or if Dr. Lange’s employment with the Company ceases due to his death or disability, the Company is required to make severance payments to Dr. Lange (or his beneficiaries) derived from his base salary and from his average annual bonus (as calculated based on the annual bonuses he received in the three (3) full calendar years prior to the year of termination) as well as a pro rata amount of his target annual bonus for the year of termination, the Company will pay health benefit premiums for Dr. Lange and his family for a specified period, and Dr. Lange is entitled to certain specified additional equity-related benefits (which relate to full vesting of his outstanding stock options, longer periods of exercisability for his stock options, and specified additional vesting as to his RSU grants). In the event that any benefits under the Employment Agreement would be subject to the excise tax imposed by Section 4999 of the Code, the Company shall make an additional gross-up payment sufficient to cover all excise taxes on such benefits as well as all taxes on the gross-up payment itself. The Employment Agreement provides that as consideration for the severance payments, as well as any equity grants Dr. Lange may receive from the Company, Dr. Lange has agreed to be bound by a non-solicitation and non-competition covenant for a period of one (1) year after termination of employment, a non-disparagement covenant for a period of one (1) year after termination of employment, and a confidentiality covenant.

In addition, if Dr. Lange’s employment with the Company ceases within 18 months after a change of control of the Company (as defined in the Employment Agreement) as a result of a termination of employment by the Company without cause or a resignation by Dr. Lange for good reason, then Dr. Lange receives all of the benefits described above, except that the Company will continue to pay health benefit premiums for a longer period, and in the event of any such specified cessation of employment at any time after a change of control of the Company, then Dr. Lange receives all of the foregoing benefits and, in addition, all of Dr. Lange’s unvested stock options, restricted stock and other equity compensation granted to Dr. Lange shall immediately accelerate vesting as to 100% of the covered shares.

Additional Benefits

During the term of the Employment Agreement Dr. Lange is entitled to receive from the Company reimbursement, as specified, relating to expense reimbursement, an automobile allowance, reimbursement for financial, legal and IT support and assistance expenses of up to $25,000 annually, and a specified amount of supplemental long-term disability insurance. In addition, the Company agreed to reimburse Dr. Lange up to a specified amount for reasonable attorney’s fees he incurred in connection with the negotiation of the

Employment Agreement as amended in 2007. These amounts are described in greater detail in the “2007 Summary Compensation Table,” above.

Director Independence

The Board has determined that all of the members of the Board, other than Dr. Lange, are “independent” as that term is defined in the Nasdaq Marketplace Rules. Dr. Lange is not considered independent because he is an executive officer of the Company. As required under applicable Nasdaq Marketplace Rules, the Company’s independent directors meet regularly in executive sessions at which only they are present.

The Board has an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Board has adopted a charter for each of these three (3) standing committees.

Board Committees

Audit Committee

The primary purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company. The Audit Committee is also charged with review and approval of all related party transactions involving the Company. During the fiscal year ended December 31, 2007, the Audit Committee was composed of three (3) non-employee directors, Messrs. Gutshall and Lee and Dr. McNeil. Mr. Lee served as Chair. The Board has determined that all of the members of the Audit Committee are “independent” as that term is defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. In addition, the Board has determined that each member of the Audit Committee also satisfies the independence requirements of Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The Board has further determined that Mr. Lee is an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K of the Securities Act of 1933, as amended (the Securities Act).

Compensation Committee

The primary purpose of the Compensation Committee is to recommend compensation levels for all Named Executive Officers of the Company and other officers and employees of the Company, and to administer the Company’s equity incentive plans. During the fiscal year ended December 31, 2007, the Compensation Committee was composed of three (3) non-employee directors, Messrs. Costa and Lee and Dr. Davie. Mr. Costa served as Chair. The Board has determined that all of the members of the Compensation Committee are “independent” as defined in the Nasdaq Marketplace Rules.

Nominating and Governance Committee

The primary purpose of the Nominating and Governance Committee is to establish qualification standards for Board membership, identify qualified individuals for Board membership, consider and recommend director nominees for approval by the Board and the stockholders and oversee the administration of bylaw provisions relating to stockholder recommendations for director nominees. The Nominating and Governance Committee also monitors the independence of members of the Board under applicable Nasdaq and Securities and Exchange Commission (SEC) standards, oversees the Board’s annual self-evaluation and oversees and approves the membership of the boards of directors of any of the Company’s subsidiaries. During the fiscal year ended December 31, 2007, the Nominating and Governance Committee was composed of two (2) non-employee directors, Drs. McNeil and Shenk, until June 2007, at which time Mr. Hutt was appointed to the Nominating and Governance Committee. Dr. McNeil served as Chair. The Board has determined that each member of the Nominating and Governance Committee is “independent” as defined in the Nasdaq Marketplace Rules.

Ernst & Young LLP

Kenneth B. Lee, Jr., who was appointed to the Board and the Audit Committee of the Board in January 2002, was a partner at Ernst & Young LLP until December 31, 2001. Ernst & Young LLP has audited the Company’s consolidated financial statements since its inception and has been selected by the Board as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. While at Ernst & Young LLP, Mr. Lee was the partner in charge of auditing the Company’s financial statements prior to 1995. Prior to appointing Mr. Lee to the Board and to the Audit Committee, the Board determined that Mr. Lee’s prior relationship with Ernst & Young LLP would not hinder their respective independence or ability to act in the best interests of the Company and its stockholders, Mr. Lee’s ability to serve on the Board and the Audit Committee, or Ernst & Young LLP’s ability to serve as the Company’s independent registered public accounting firm. In addition, the Board has determined that Mr. Lee satisfies the independence requirements for board members under Rule 4200(a)(15) of the listing standards of the Financial Industry Regulatory Authority, and also satisfies the independence requirements for members of the Audit Committee under Rule 10A-3(b)(1) of the Exchange Act.

Item 14.	Principal Accountant Fees and Services

Audit and Non-Audit Fees and Services

The following table sets forth the aggregate fees billed or to be billed by Ernst & Young LLP for the following services during the years 2006 and 2007:

Description of Services	2006 Fees	2007 Fees
Audit fees (1)	$849,800	$842,000
Audit-related fees (2)	30,196	–
Tax fees (3)	130,011	68,000
All other fees (4)	3,500	3,500

Total	$1,013,507	$913,500

(1)	Audit Fees: represent the aggregate fees billed or to be billed for professional services rendered for the audits of the Company’s annual consolidated financial statements and for internal control over financial reporting and for the review of the financial statements included in the Company’s quarterly reports during such period, or for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements, for example, in 2006 and 2007 audit fees include accounting consultations review of registration statements on Form S-3 and Form S-8 and amendments to such registration statements.
(2)	Audit-Related Fees: represent the aggregate fees billed or to be billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements but that are not included as Audit Fees, for example, fees incurred in 2006 for the audit of the Company’s 401(k) plan in 2005.
(3)	Tax Fees: represent the aggregate fees billed or to be billed for professional services rendered for tax compliance, for example, fees incurred in 2006 for professional services in connection with the Company’s 2005 federal tax return, and various 2005 state returns and fees incurred in 2007 for the Company’s 2006 federal tax return extension, various 2006 state tax return extensions and returns, and tax advisory services for our European subsidiary.
(4)	All Other Fees: represent the aggregate fees billed for products and services other than audit, audit-related and tax fees for example, fees incurred in 2006 and 2007 for a license to an online accounting research tool.

Pre-Approval Policy and Procedures

In accordance with the Audit Committee charter, the Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, including the estimated fees and other terms of any such engagement. These services may include audit services, audit-related services, tax services and other services. Any pre-approval is detailed as to the particular service or category of services. The Audit Committee may elect to delegate pre-approval authority to one or more designated committee members in accordance with its charter. The Audit Committee considers whether such audit or non-audit services are consistent with the SEC’s rules on auditor independence. All of the services provided by the independent registered public accounting firm were pre-approved by the audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Index to Financial Statements and Reports of Independent Registered Public Accounting Firm

The Consolidated Financial Statements required by this item are submitted in a separate section beginning on page 117 of this report.

(a)(2) Index to Financial Statements Schedules

All financial statement schedules are omitted because they are not applicable, or the information is included in the financial statements or notes thereto.

(a)(3) Exhibits

Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-136373, and incorporated herein by reference).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated September 9, 2006 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed by the Company October 2, 2006, and incorporated herein by reference).

3.3	Restated Bylaws of the Company (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company on February 7, 2008, and incorporated herein by reference).

4.1	Indenture between the Company and Wells Fargo Bank, N.A. dated as of June 18, 2003 (Filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003, and incorporated herein by reference).

4.2	Form of 2.0% Senior Convertible Subordinated Debenture (Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003, and incorporated herein by reference).

4.3	Indenture between the Company and Wells Fargo Bank Minnesota, N.A. dated May 18, 2004 (Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2004, and incorporated herein by reference).

4.4	Form of 2.75% Senior Convertible Subordinated Note dated May 18, 2004 (Filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2004, and incorporated herein by reference).

4.5	Warrant to Purchase Shares of Common Stock dated April 1, 2003 issued to The Wheatley Family Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 2003, and incorporated herein by reference).

Exhibit Number

4.6	Amendment to Warrant to Purchase Shares of Common Stock entered into as of April 1, 2003 issued to The Wheatley Family Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek and the Company (Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

4.7	Warrant to Purchase Shares of Common Stock dated July 9, 2003 issued to Qfinance, Inc. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on July 11, 2003, and incorporated herein by reference).

4.8	Warrant to Purchase Shares of Common Stock dated January 19, 2006 issued by the Company to The Wheatley Family Limited Partnership (Filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

4.9	Warrant to Purchase Shares of Common Stock dated January 19, 2006 issued by the Company to The Board of Trustees of the Leland Stanford Junior University (Filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

4.10	First Amended and Restated Rights Agreement dated July 19, 2000 between the Company and Wells Fargo Bank Minnesota, N.A. (Filed as Exhibit 10.77 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2000, and incorporated herein by reference).

4.11	Form of Right Certificate dated July 19, 2000 (Filed as Exhibit 10.79 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2000, and incorporated herein by reference).

4.12	Summary of Rights to Purchase Preferred Shares dated July 19, 2000 (Filed as Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2000, and incorporated herein by reference).

4.13	Indenture, dated July 1, 2005 between the Company and Wells Fargo Bank, National Association, as Trustee (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on July 6, 2005, and incorporated herein by reference).

4.14	Form of 3.75% Senior Subordinated Convertible Note dated July 1, 2005 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company on July 6, 2005, and incorporated herein by reference).

4.15	Instrument of Resignation, Appointment and Acceptance, dated as of September 18, 2007, by and among CV Therapeutics, Inc., U.S. Bank National Association and Wells Fargo Bank, National Association, for appointment of U.S. Bank National Association, as successor trustee, paying agent and registrar under the Indenture between the Company and Wells Fargo Bank, N.A. dated as of June 18, 2003 (as described in Exhibit 4.1 above), the Indenture between the Company and Wells Fargo Bank Minnesota, N.A. dated May 18, 2004 (as described in Exhibit 4.3 above), and the Indenture between the Company and Wells Fargo Bank, National Association dated as of July 1, 2005 (as described in Exhibit 4.13 above) (Filed as Exhibit 10.1 to the Company’s Form 8-K filed by the Company on September 21, 2007, and incorporated herein by reference).

10.1*	1992 Stock Option Plan, as amended (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No 333-12675, and incorporated herein by reference).

10.2*	1994 Equity Incentive Plan, as amended (Filed as Exhibit 10.46 to the Company’s Registration Statement on Form S-8, File No 333-44717, and incorporated herein by reference).

10.3*	Amended and Restated Non-Employee Directors’ Stock Option Plan (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 2005, and incorporated herein by reference).

Exhibit Number

10.4*		Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan, as amended (Filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-8, File No 333-121328, and incorporated herein by reference).

10.5*		Form of Stock Appreciation Rights Agreement under the 2000 Equity Incentive Plan (Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.6*		Form of Notice of Grant of Stock Option and Stock Option Terms and Conditions under the 2000 Equity Incentive Plan, as amended (Filed as Exhibit 4.11 to the Company’s Registration Statement on Form S-8, File No 333-121328, and incorporated herein by reference).

10.7*		Employee Stock Purchase Plan, as amended (Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed May 1, 2006, and incorporated herein by reference).

10.8*		Amended and Restated 2000 Equity Incentive Plan (Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed April 24, 2007, and incorporated herein by reference).

10.9*		2000 Nonstatutory Incentive Plan, as amended (Filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.10	*	Amended and Restated CV Therapeutics, Inc. Long-Term Incentive Plan, amended effective as of December 31, 2007 (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Third Quarter 2007, and incorporated herein by reference).

10.11	*	2004 Employee Commencement Incentive Plan (amended and restated May 31, 2007) (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2007, and incorporated herein by reference).

10.12	*	Amended and Restated Executive Severance Benefits Agreement between the Company and David C. McCaleb, dated September 20, 2005 (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Third Quarter 2005, and incorporated herein by reference).

10.13	*	Amended and Restated Executive Severance Benefits Agreement between the Company and Lewis J. Stuart, dated July 16, 2007 (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Third Quarter 2007, and incorporated herein by reference).

10.14	*	CV Therapeutics, Inc. Change in Control Plan with Respect to Options and Severance, amended effective as of December 31, 2007 (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Third Quarter 2007, and incorporated herein by reference).

10.15	*	Amended and Restated Executive Severance Benefits Agreement between the Company and Daniel K. Spiegelman, dated as of September 14, 2007. (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the Third Quarter 2007, and incorporated herein by reference).

10.17	*	Amended and Restated Executive Severance Benefits Agreement between the Company and Brent K. Blackburn, dated as of September 14, 2007 (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Third Quarter 2007, and incorporated herein by reference).

10.18	*	Amended and Restated Executive Severance Benefits Agreement between the Company and Tricia Borga Suvari, dated as of September 14, 2007 (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Third Quarter 2007, and incorporated herein by reference).

10.19	*	Amended and Restated Executive Severance Benefits Agreement between the Company and Lewis J. Stuart, dated as of September 14, 2007 (Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Third Quarter 2007, and incorporated herein by reference).

Exhibit Number

10.20	*	Amended and Restated Employment Agreement, effective as of December 1, 2007, between the Company and Louis G. Lange, M.D., Ph.D.

10.21	*	Form of Indemnification Agreement between Company and its directors and officers (Filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.22		Lease Agreement between the Company and Matadero Creek, dated August 6, 1993 and addendum thereto; Letter Amendment to Lease Agreement, dated June 30, 1994 and Second Amendment to Lease Agreement, dated June 30, 1994 (Filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.23		Third Amendment to Lease, dated February 16, 2001, between the Company and Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 2001, and incorporated herein by reference).

10.24		Fourth Amendment to Lease, dated as of April 1, 2003, between the Company and The Wheatley Family Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 2003, and incorporated herein by reference).

10.25		Fifth Amendment to Lease, dated as of April 1, 2003, between the Company and the Wheatley Family Partnership, a California Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.26		Sixth Amendment to Lease, dated as of December 22, 2004, between the Company and the Wheatley Family Partnership, a California Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.27		Seventh Amendment to Lease, dated as of January 19, 2006, between the Company and the Wheatley Family Partnership, a California Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.28		Lease between the Company and Kaiser Marquardt, Inc. dated as of December 1, 2000 (Filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.29	**	License Agreement between Company and University of Florida Research Foundation, Inc., dated June 7, 1994 (Filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.30	**	Research Agreement between Company and University of Florida, dated June 27, 1994 (Filed as Exhibit 10.72 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.31	**	Letter Agreement, dated March 7, 1997, between the Company and the University of Florida Research Foundation, Inc. (Filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 1997, and incorporated herein by reference).

10.32	**	License Agreement between the Company and Syntex (U.S.A.) Inc., dated March 27, 1996 (Filed as Exhibit 10.25 to the Company’s Amendment No. 2 to Registration Statement on Form S-3, File No. 333-59318, and incorporated herein by reference).

Exhibit Number

10.33	**	First amendment to License Agreement, effective as of July 3, 1997, between the Company and Syntex (U.S.A.) Inc. (Filed as Exhibit 10.32 to the Company’s Amendment No. 2 to Registration Statement on Form S-3, File No. 333-59318, and incorporated herein by reference).

10.34		Amendment No. 2 to License Agreement, effective as of November 30, 1999, between the Company and Syntex (U.S.A.), Inc. (Filed as Exhibit 10.73 to the Company’s Amendment No. 2 to Registration Statement on Form S-3, File No. 333-59318, and incorporated herein by reference).

10.35		Amendment No. 3 to License Agreement dated as of March 25, 2005, between the Company and Roche Palo Alto LLC. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by Company on March 30, 2005, and incorporated herein by reference).

10.36	***	Amendment No. 4 to License Agreement dated June 20, 2006 between the Company and Roche Palo Alto LLC. (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2006, and incorporated herein by reference).

10.37	**	Research Collaboration and License Agreement (U.S.) between the Company and Biogen, Inc., dated March 7, 1997 (Filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 1997, and incorporated herein by reference).

10.38	**	Research Collaboration and License Agreement (Europe) between the Company and Biogen Manufacturing Ltd., dated March 7, 1997 (Filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 1997, and incorporated herein by reference).

10.39		Amendment to Research Collaboration and License Agreement (U.S.), dated June 12, 1998, between the Company and Biogen, Inc. (Filed as Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 1998, and incorporated herein by reference).

10.40	**	Letter agreement regarding termination of research program of the Research Collaboration and License Agreement, dated June 12, 1998, between the Company and Biogen, Inc. (Filed as Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 1998, and incorporated herein by reference).

10.41	**	Collaboration and License Agreement between the Company and Fujisawa Healthcare, Inc. dated as of July 10, 2000 (Filed as Exhibit 10.83 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2000, and incorporated herein by reference).

10.42	**	Amendment to Collaboration and License Agreement dated as of August 30, 2005, between the Company and Astellas US LLC (successor-in-interest to Fujisawa Healthcare, Inc.). (Filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed by Company on September 6, 2005, and incorporated herein by reference).

10.43		Second Amendment to Collaboration and License Agreement effective January 1, 2006 between the Company and Astellas US LLC. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2006, and incorporated herein by reference).

10.44	**	Collaboration and License Agreement dated June 7, 2006 between the Company and PTC Therapeutics, Inc. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2006, and incorporated herein by reference).

10.45	**	Amendment No. 1 dated as of June 12, 2007 to the Collaboration and License Agreement between the Company and PTC Therapeutics, Inc. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2007, and incorporated herein by reference).

10.46	**	Convertible Promissory Note Amendment No. 1 dated as of June 12, 2007 between the Company and PTC Therapeutics, Inc. (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2007, and incorporated herein by reference).

Exhibit Number

10.47	**	Co-Promotion Agreement between the Company and Solvay Pharmaceuticals, Inc., dated as of December 6, 2004 (Filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.48	**	Amendment dated March 6, 2006, to the Co-Promotion Agreement between the Company and Solvay Pharmaceuticals, Inc. (Filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.49		Letter Agreement dated October 31, 2006, between CV Therapeutics, Inc. and Solvay Pharmaceuticals, Inc. (Filed as Exhibit 99.1 to the Company’s current Report on Form 8-K filed by Company on November 3, 2006, and incorporated herein by reference).

10.50		Purchase Agreement, dated as of June 13, 2003, by and among the Company and Citigroup Global Markets, Inc., CIBC World Markets Corp., Deutsche Bank Securities Inc., First Albany Corporation, Needham & Company, Inc. and SG Cowen Securities Corporation, as representatives of the Initial Purchasers named in Schedule I thereto (Filed as Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003, and incorporated herein by reference).

10.51		Purchase Agreement, dated May 12, 2004, by and among the Company and Merrill Lynch & Co., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., First Albany Capital Inc., J.P. Morgan Securities Inc., Needham & Company, Inc., Piper Jaffray & Co. and SG Cowen & Co., LLC, as representatives of the Initial Purchasers named in Schedule A thereto (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2004, and incorporated herein by reference).

10.52		Common Stock Purchase Agreement, dated as of April 18, 2006, between CV Therapeutics, Inc. and Azimuth Opportunity Ltd. (Filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed by Company on April 18, 2006, and incorporated herein by reference).

10.53		Purchase Agreement, dated August 15, 2006, by and among CV Therapeutics, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. (Filed as Exhibit 1.1 to the Company’s current Report on Form 8-K filed by the Company on August 16, 2006, and incorporated herein by reference).

10.54		Pledge and Escrow Agreement dated as of June 18, 2003, by and among the Company, Wells Fargo Bank Minnesota, N.A., as Trustee and Wells Fargo Bank Minnesota, N.A. as Escrow Agent (Filed as Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003, and incorporated herein by reference).

10.55		Pledge and Escrow Agreement dated as of May 18, 2004, by and among the Company, Wells Fargo Bank, N.A., as Trustee and Wells Fargo Bank, N.A. as Escrow Agent (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2004, and incorporated herein by reference).

10.56		Instrument of Resignation, Appointment and Acceptance, dated as of September 18, 2007, by and among CV Therapeutics, Inc., U.S. Bank National Association and Wells Fargo Bank, National Association, for appointment of U.S. Bank National Association, as successor trustee, paying agent and registrar under the Pledge and Escrow Agreement dated as of June 18, 2003, by and among the Company, Wells Fargo Bank Minnesota, N.A. as Trustee and Wells Fargo Bank Minnesota, N.A. as Escrow Agent (as described in Exhibit 10.54 above) and the Pledge and Escrow Agreement dated as of May 18, 2004, by and among the Company, Wells Fargo Bank, N.A. as Trustee and Wells Fargo Bank, N.A. as Escrow Agent (as described in Exhibit 10.55 above) (Filed as Exhibit 10.1 to the Company’s Form 8-K filed by the Company on September 21, 2007, and incorporated herein by reference).

Exhibit Number

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to the signature page).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has previously been granted for portions of this exhibit.
***	Confidential treatment has been requested for portions of this exhibit.

(b) Exhibits

See Exhibits listed under Item 15(a)(3) above.

(c) Financial Statements and Schedules

All financial statement schedules are omitted because they are not applicable, or the information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf, by the undersigned, thereunto duly authorized, in the City of Palo Alto, County of Santa Clara, State of California, on February 28, 2008.

CV THERAPEUTICS, INC.

By:	/S/ LOUIS G. LANGE
Louis G. Lange, M.D., Ph.D. Chairman of the Board of CV Therapeutics Chief Executive Officer

POWER OF ATTORNEY KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Louis G. Lange and Daniel K. Spiegelman, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LOUIS G. LANGE Louis G. Lange, M.D., Ph.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2008

/S/ DANIEL K. SPIEGELMAN Daniel K. Spiegelman	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008

/S/ SANTO J. COSTA Santo J. Costa	Director	February 28, 2008

/S/ JOSEPH M. DAVIE Joseph M. Davie, M.D., Ph.D.	Director	February 28, 2008

/S/ THOMAS L. GUTSHALL Thomas L. Gutshall	Director	February 28, 2008

/S/ PETER BARTON HUTT Peter Barton Hutt	Director	February 28, 2008

/S/ KENNETH B. LEE, JR. Kenneth B. Lee, Jr.	Director	February 28, 2008

/S/ BARBARA J. MCNEIL Barbara J. McNeil, M.D., Ph.D.	Director	February 28, 2008

/S/ THOMAS E. SHENK Thomas E. Shenk, Ph.D.	Director	February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

CV Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of CV Therapeutics, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CV Therapeutics, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 13 to the consolidated financial statements, in 2006, CV Therapeutics, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CV Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

February 20, 2008

CV THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$91,599	$77,638
Marketable securities	82,646	247,588
Accounts receivable (less allowances and reserves of $2,418 and $1,058 for December 31, 2007 and 2006, respectively)	7,254	3,527
Inventories	23,371	15,875
Restricted cash	4,799	6,899
Prepaid and other current assets	6,401	13,968

Total current assets	216,070	365,495
Notes receivable from related parties	210	285
Property and equipment, net	19,131	23,919
Restricted cash	–	4,567
Other assets	23,425	27,190

Total assets	$258,836	$421,456

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,515	$10,749
Accrued and other current liabilities	36,668	51,359
Deferred revenue	–	139

Total current liabilities	39,183	62,247
Convertible subordinated notes	399,500	399,500
Other liabilities	5,551	5,507

Total liabilities	444,234	467,254
Commitments and contingencies (Notes 8 and 11)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value, 85,000,000 shares authorized, 60,163,256 and 58,735,839 shares issued and outstanding at December 31, 2007 and 2006, respectively	60	59
Additional paid-in-capital	1,082,178	1,040,665
Accumulated deficit	(1,267,880)	(1,086,874)
Accumulated other comprehensive income	244	352

Total stockholders’ deficit	(185,398)	(45,798)

Total liabilities and stockholders’ deficit	$258,836	$421,456

See accompanying notes

CV THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2007	2006	2005
Revenues:
Product sales, net	$66,651	$18,423	$–
Collaborative research	16,172	16,923	18,951
Co-promotion	–	1,439	–

Total revenues	82,823	36,785	18,951

Costs and expenses:
Cost of sales	9,689	2,752	–
Research and development	94,742	135,254	128,452
Selling, general and administrative	152,496	177,264	114,543
Restructuring charges	6,763	–	–

Total costs and expenses	263,690	315,270	242,995

Loss from operations	(180,867)	(278,485)	(224,044)
Other income (expense), net:
Interest and other income, net	12,533	16,832	9,092
Interest expense	(12,672)	(12,667)	(13,043)

Total other income (expense), net	(139)	4,165	(3,951)

Net loss	$(181,006)	$(274,320)	$(227,995)

Basic and diluted net loss per share	$(3.05)	$(5.49)	$(5.66)

Shares used in computing basic and diluted net loss per share	59,335	49,983	40,268

See accompanying notes

CV THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Par Value
Balances at December 31, 2004	34,634,727	$35	$666,084	–	$(584,559)	$(2,158)	$79,402
Issuance of common stock related to equity line of credit, net of issuance costs	1,275,711	1	24,949	–	–	–	24,950
Issuance of common stock related to 401(k) contribution	35,716	–	691	–	–	–	691
Issuance of common stock related to employee stock purchase plan and stock option exercises	561,906	1	7,127	–	–	–	7,128
Issuance of common stock related to follow-on offering, net of issuance costs	8,350,000	8	170,217	–	–	–	170,225
Non-employee stock compensation	–	–	956	–	–	–	956
Deferred stock-based compensation related to issuance of restricted stock units	–	–	21,655	(21,655)	–	–	–
Amortization of stock-based compensation	–	–	–	3,437	–	–	3,437
Comprehensive loss:						–
Net loss	–	–	–	–	(227,995)	–	(227,995)
Net unrealized gains on investments	–	–	–	–	–	2,196	2,196

Total comprehensive loss							(225,799)

Balances at December 31, 2005	44,858,060	45	891,679	(18,218)	(812,554)	38	60,990
Issuance of common stock related to equity line of credit, net of issuance costs	2,744,118	3	39,782	–	–	–	39,785
Issuance of common stock related to 401(k) contribution	51,922	–	1,304	–	–	–	1,304
Issuance of common stock related to employee stock purchase plan and stock option exercises	731,739	1	5,658	–	–	–	5,659
Issuance of common stock related to follow-on offering, net of issuance costs	10,350,000	10	92,160	–	–	–	92,170
Non-employee stock compensation	–	–	646	–	–	–	646
Issuance of common stock warrant in connection with a leasing transaction	–	–	3,530	–	–	–	3,530
Reclassification of deferred stock-based compensation upon adoption of FAS 123R	–		(18,218)	18,218	–	–	–
Employee stock-based compensation	–	–	24,124	–	–	–	24,124
Comprehensive loss:
Net loss	–	–	–	–	(274,320)	–	(274,320)
Change in net unrealized gain on investments	–	–	–	–	–	314	314

Total comprehensive loss							(274,006)

Balances at December 31, 2006	58,735,839	$59	1,040,665	–	(1,086,874)	352	(45,798)
Issuance of common stock related to employee stock purchase plan and stock option exercises	1,135,200	1	3,013	–	–	–	3,014
Issuance of common stock related to 401(k) contribution	292,217	–	3,828	–	–	–	3,828
Non-employee stock compensation	–	–	499	–	–	–	499
Employee stock-based compensation	–	–	34,173	–	–	–	34,173
Comprehensive loss:
Net loss	–	–	–	–	(181,006)	–	(181,006)
Change in net unrealized gain on investments	–	–	–	–	–	(108)	(108)

Total comprehensive loss							(181,114)

Balances at December 31, 2007	60,163,256	$60	$1,082,178	$–	$(1,267,880)	$244	$(185,398)

See accompanying notes

CV THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net loss	$(181,006)	$(274,320)	$(227,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	34,672	24,770	4,626
Depreciation and amortization, net	9,435	7,108	10,751
Impairment recognized for unrealized loss on marketable securities	40	2,037	3,180
(Gain) loss on the sale of securities available-for-sale	(51)	(118)	656
Loss on redemption of convertible subordinated notes	–	–	621
Impairment recognized on long-term investment	–	94	–
Forgiveness of related party notes receivable	27	43	64
Change in assets and liabilities:
Accounts receivable	(3,727)	(3,527)	–
Inventories	(7,496)	(15,875)	–
Prepaid and other current assets	7,577	2,313	1,015
Other assets	(57)	(12,580)	(1,455)
Accounts payable	(8,234)	6,059	(2,055)
Accrued and other liabilities	(13,257)	(6,232)	23,541
Deferred revenue	(139)	(526)	(907)

Net cash used in operating activities	(162,216)	(270,754)	(187,958)

Cash flows from investing activities
Purchases of marketable securities	(18,954)	(61,689)	(354,006)
Proceeds from sales of marketable securities	23,038	75,410	212,058
Maturities of investments	162,422	176,364	83,041
Capital expenditures	(2,798)	(9,846)	(8,963)
Purchase of convertible note from collaborative partner	–	(4,000)	–

Net cash provided by (used in) investing activities	163,708	176,239	(67,870)

Cash flows from financing activities
Change in restricted cash	6,667	10,111	(8,655)
Repurchase of convertible subordinated notes	–	–	(79,645)
Borrowings under senior subordinated convertible notes, net of issuance costs	–	–	144,727
Proceeds from issuance of common stock through employee stock purchases and stock options	5,802	6,399	7,128
Net proceeds from issuance of common stock related to public offering and equity line of credit	–	131,955	195,202

Net cash provided by financing activities	12,469	148,465	258,757

Net increase in cash and cash equivalents	13,961	53,950	2,929
Cash and cash equivalents at beginning of year	77,638	23,688	20,759

Cash and cash equivalents at end of year	$91,599	$77,638	$23,688

Supplemental disclosure of cash flow information
Cash paid for interest	$10,984	$10,984	$9,550
Supplemental schedule of non-cash investing and financing activities
Accrued cost for acquisition of property and equipment	$621	$(80)	$866

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

We are also developing other product candidates including regadenoson, a selective A2A-adenosine receptor agonist for potential use as a pharmacologic stress agent in myocardial perfusion imaging studies. We submitted a new drug application for regadenoson to the Food and Drug Administration or FDA, in May 2007.

Reclassifications

Certain reclassifications of prior period amounts have been made to our consolidated financial statements to conform to the current presentation. We have combined line items in the consolidated statements of operations previously separately titled “interest and other income, net” and “other expenses” into “interest and other income, net.”

Principles of Consolidation

The consolidated financial statements and accompanying notes include the accounts of our company and our wholly owned subsidiary. The functional currency of our wholly-owned subsidiary in the United Kingdom is the U.S. dollar. Foreign currency remeasurement gains and losses are recorded in the consolidated statements of operations in accordance with Statement of Financial Accounting Standards (FAS) No. 52, Foreign Currency Translation. All intercompany transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those assumptions and estimates.

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

Valuation of Investment Securities

We carry our investments of debt securities at fair value, estimated as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. A combination of factors in the housing and mortgage markets, including rising delinquency and default rates on subprime mortgages and declining home prices, has led to increases in actual and expected credit losses for residential mortgage-backed securities and mortgage loans. In 2007, the credit markets began reacting to these changing factors and the prices of many securities backed by subprime mortgages began to decline. Lower volumes of transactions in certain types of collateralized securities might make it more difficult to obtain relevant market information to estimate the fair value of these financial instruments. In accordance with our investment policy, we diversify our credit risk and invest in debt securities with high credit quality and do not invest in mortgage-backed securities or mortgage loans. Substantially all of our investments held as of December 31, 2007 are actively traded and our estimate of fair value is based upon quoted market prices. We have not recorded losses on our securities due to credit or liquidity issues. We will continue to monitor our credit risks and evaluate the potential need for impairment charges related to credit risks in future periods.

Restricted Cash

As of December 31, 2007, restricted cash consisted of the funding of escrow accounts to secure interest payments for our $149.5 million of our 3.25% senior subordinated convertible notes due 2013 (see Note 9). As of December 31, 2006, restricted cash included the current and non-current portions in the funding of escrow accounts to secure interest payments for our $150.0 million aggregate principal amount of senior subordinated convertible notes due 2012 and $149.5 million of our 3.25% senior subordinated convertible notes due 2013. These escrow accounts consist of held-to-maturity U.S. Treasury securities that are carried at fair market value.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, healthcare providers contractual chargebacks and product returns. Estimates for cash discounts, chargebacks and product returns are based on contractual terms, historical trends and expectations regarding utilization rates for these programs. The allowance for doubtful accounts is calculated based on our historical experience, our assessment of the customer credit risk and the application of the specific identification method. To date we have not recorded a bad debt allowance due to the fact that the majority of our product revenue comes from sales into a limited number of financially sound companies. The need for bad debt allowance is evaluated each reporting period based on our assessment of the credit worthiness of our customers.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

Inventory

We expense costs relating to the production of inventories as research and development or R&D expense in the period incurred until such time as we receive an approval letter from the FDA for a new product or product configuration, and then we begin to capitalize the subsequent inventory costs relating to that product or product configuration. Prior to approval of Ranexa® (ranolazine extended-release tablets) for commercial sale in January 2006 by the FDA, we had expensed all costs associated with the production of Ranexa as R&D expense. Subsequent to receiving approval for Ranexa, we capitalized the subsequent costs of manufacturing the commercial configuration of Ranexa as inventory, including costs to convert existing raw materials to active pharmaceutical ingredient and costs to tablet, package and label previously manufactured inventory whose costs had already been expensed as R&D. Until we sell the inventory for which a portion of the costs were previously expensed, the carrying value of our inventories and our cost of sales will reflect only incremental costs incurred subsequent to the approval date. We continue to expense costs associated with non-approved configurations of Ranexa and all clinical trial material as R&D expense.

The valuation of inventory requires us to estimate obsolete, expired or excess inventory. Once packaged as finished goods, Ranexa currently has a shelf life of 48 months from the date of tablet manufacture. Ranexa 1000 mg tablets, which became available in August 2007, currently have a shelf life of 24 months from the date of tablet manufacture. Inventory is stated at the lower of cost or market. Cost is determined using a weighted average approach. Quantities are relieved on a first-in, first-out basis. Our estimate of the net realizable value of our inventories is subject to judgment and estimation. The actual net realizable value of our inventories could vary significantly from our estimates and could have a material effect on our financial condition and result of operations in any reporting period. On a quarterly basis, we analyze our inventory levels to determine whether we have any obsolete, expired or excess inventory. The determination of obsolete, expired or excess inventory requires us to estimate the future demand for Ranexa and consider our manufacturing commitments with third parties. If our current assumptions about future production or inventory levels, demand or competition were to change or if actual market conditions are less favorable than those we have projected, inventory write-downs may be required that could negatively impact our product margins and results of operations. We also review our inventory for quality assurance and quality control issues identified in the manufacturing process and determine if a write-down is necessary. To date, there have been no inventory write-downs.

Non-Marketable Investments

Our non-marketable investments consist of investments in privately held companies in which we own less than 20% of the outstanding voting stock and do not otherwise have the ability to exert significant influence over the investees. Accordingly, these investments in privately-held companies are accounted for under the cost method. Non-marketable investments are classified as other assets on the consolidated balance sheets and had a carrying value of $6.2 million and $6.0 million as of December 31, 2007 and 2006, respectively.

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

Tooling Costs

Tooling costs related to qualifying a second source vendor are capitalized as part of the effort required to acquire and construct long-lived assets, including readying them for their intended use, and are amortized over the estimated useful life of the asset and charged to cost of sales. These costs are included in “other non-current assets” in the accompanying Consolidated Balance Sheets.

Comprehensive Loss

Comprehensive loss consists of net loss plus the changes in unrealized gains and losses on available-for-sale investment securities. At each balance sheet date presented, our accumulated other comprehensive income consists solely of unrealized gains on available-for-sale investment securities. Comprehensive loss for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net loss	$(181,006)	$(274,320)	$(227,995)
Increase in unrealized losses on marketable securities	(97)	(1,605)	(1,640)
Reclassification adjustment for (gains) losses on marketable securities recognized in earnings	(11)	1,919	3,836

Comprehensive loss	$(181,114)	$(274,006)	$(225,799)

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

The following table summarizes revenues from our customers who individually accounted for 10% or more of our Ranexa gross product sales for the years ended December 31, 2007, 2006 and 2005 (as a percentage of Ranexa gross product sales):

	Years Ended December 31,
	2007	2006	2005
Customers
McKesson Corporation	42%	40%	N/A
Cardinal Health, Inc.	31%	34%	N/A
AmerisourceBergen Corporation	20%	19%	N/A

The following table summarizes outstanding accounts receivable from our customers who individually accounted for 10% or more of our Ranexa accounts receivable (as a percentage of Ranexa accounts receivable from product sales):

	December 31,
	2007	2006
McKesson Corporation	41%	37%
Cardinal Health, Inc.	28%	32%
AmerisourceBergen Corporation	23%	23%

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

Revenue Recognition

We recognize revenue from the sale of our products, collaborative research contract arrangements and co-promotion agreement. Our revenue recognition policy has a substantial impact on our reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

Product Sales

We recognize revenue for product sales in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition. We recognize revenue for sales when substantially all the risks and rewards of ownership have transferred to our customers who are wholesale distributors, which generally occurs on the date of shipment. Product sales are recognized as revenue when there is persuasive evidence an arrangement exists, delivery to the wholesale distributor has occurred, title has transferred to the wholesale distributor, the price is fixed or determinable and collectibility is reasonably assured. For arrangements where the revenue recognition criteria are not met, we defer the recognition of revenue until such time that all criteria under the provision are met.

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

•

Fees received on multiple element agreements are evaluated under the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21 Revenue Arrangements with Multiple Deliverables. For these arrangements, we generally are not able to identify evidence of fair value for the undelivered elements and we therefore recognize any consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the performance period.

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

Co-Promotion Revenue

Revenue under our amended co-promotion agreement with Solvay Pharmaceuticals, Inc. or Solvay Pharmaceuticals related to ACEON® (perindopril erbumine) Tablets was recognized based on net product sales recorded by Solvay Pharmaceuticals, our co-promotion partner until October 2006, above a specified baseline for each reporting period. In October 2006, we signed a letter agreement with Solvay Pharmaceuticals that, among other things, terminated our co-promotion agreement with Solvay Pharmaceuticals relating to ACEON®, effective as of November 1, 2006, and we ceased all commercial activities relating to ACEON®.

Gross-to-Net Sales Adjustments

Gross-to-net-sales adjustments against receivable balances primarily relate to chargebacks, cash discounts and product returns (when applicable), and are recorded in the same period the related revenue is recognized resulting in a reduction to product sales revenue and the recording of product sales receivable net of allowance. Gross-to-net sales adjustment accruals related to managed care rebates, Medicaid rebates and distributor discounts are recognized in the same period the related revenue is recognized, resulting in a reduction to product sales revenue, and are recorded as other accrued liabilities.

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

Chargebacks

Federal law requires that any company that participates in the Medicaid program must extend comparable discounts to qualified purchasers under the Public Health Services or PHS pharmaceutical pricing program. The PHS pricing program extends discounts to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. We also make our product available to authorized users of the Federal Supply Schedule or FSS of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs. The Veterans Health Care Act of 1992 or VHCA establishes a price cap, known as the “federal ceiling price,” for sales of covered drugs to the Veterans Administration, the Department of Defense, the Coast Guard, and the PHS. Specifically, our sales to these federal groups are discounted by a minimum of 24% compared to the average manufacturer price we charge to non-federal customers. These federal groups purchase product from the wholesale distributors at the discounted price; the wholesale distributors then charge back to us the difference between the current retail price and the price the federal entity paid for the product.

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

As Ranexa is a recently approved product, we estimate future product returns based on the industry trends for other products with similar characteristics and similar return policies. Our actual experience and the qualitative factors that we use to determine the necessary reserve for product returns are susceptible to change based on unforeseen events and uncertainties. In the year ended December 31, 2007, we reduced our estimate for future product returns for the Ranexa 500 mg product, which resulted in our recognizing an additional $1.1 million of net revenue for the year ended December 31, 2007 relating to amounts previously recorded in 2006 and the first half of 2007. We will continue to assess the trends that could affect our estimates and make changes to the allowance each reporting period as needed.

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

The following table summarizes revenue allowance activity for the years ended December 31, 2006 and 2007 (in thousands):

	Contract Sales Discounts (1)	Product Returns (2)	Cash Discounts	Total
Balance at December 31, 2005	$–	$–	$–	$–
Revenue allowances:
Current period	(2,551)	(894)	(459)	(3,904)
Payments and credits	1,233	–	343	1,576

Balance at December 31, 2006	$(1,318)	$(894)	$(116)	$(2,328)
Revenue allowances:
Current period	(9,628)	(2,291)	(1,581)	(13,500)
Payments and credits	5,874	–	1,485	7,359
Adjustment related to 2006 (3)	–	433	–	433
Current period adjustment (3)	–	661	–	661

Balance at December 31, 2007	$(5,072)	$(2,091)	$(212)	$(7,375)

(1)	Includes certain customary launch related discounts, managed care rebates, Medicaid rebates, chargebacks and distributor discounts
(2)	Reserve for return of expired products
(3)	Adjustment represents a reduction in estimate of future product returns

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

Shipping and Handling Costs

Shipping and handling costs incurred for inventory purchases and product shipments are recorded in “Cost of sales” in the consolidated statements of operations.

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

Our accruals for clinical trials are based on estimates of the services received and pursuant to contracts with numerous clinical trial centers and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful accrual of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our consolidated financial statements to the actual services received. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

Advertising Costs

All costs associated with advertising are expensed in the year incurred. Advertising expense for the years ended December 31, 2007, 2006 and 2005 were $0.8 million, $1.5 million and $0.2 million, respectively.

Net Loss Per Share

In accordance with FAS 128 Earnings Per Share (FAS 128), basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during each period. Our calculation of diluted net loss per share excludes potentially dilutive shares, as these shares were antidilutive for all periods presented. Our calculation of diluted net loss per share may be affected in future periods by dilutive impact of our outstanding stock options, restricted stock units, stock appreciation rights, warrants or by our convertible notes and debentures.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, marketable securities, restricted cash, and convertible subordinated notes. Cash, cash equivalents, and marketable securities are reported at their respective fair values, as determined by market quotes or pricing models using current market rates. Restricted cash is reported at the amortized cost basis, which approximates fair value, as determined by market quotes. The fair value of the convertible subordinated notes was determined by obtaining quotes from a market maker for the notes (see Note 9).

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

Segments

We operate in one segment, as defined in accordance with FAS 131 Disclosures about Segments of an Enterprise and Related Information. For the years ended December 31, 2007, 2006 and 2005, all revenue recognized was from customers within the United States.

Recent Accounting Pronouncements

In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We do not believe that the adoption of EITF 07-3 will have an impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued FAS 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. We do not believe that the adoption of FAS 157 will have a material effect on our consolidated results of operations and financial condition.

2.    Restructuring Charges

In May 2007, we initiated a restructuring plan to lower annual operating expenses that included the elimination of 138 positions, of which 85 were part of the field sales organization and 53 were part of Palo Alto headquarters. In addition, we incurred charges related to contract termination and other restructuring related charges such as professional fees.

In September 2007, we recorded an additional restructuring charge of $1.5 million related to a sublease of excess leased office space. In August 2007, we entered into a sublease agreement with a third party to sublease a portion of one of our Palo Alto buildings. The sublease has a two year term that began September 1, 2007. The restructuring amount represents the fair value of the lease payments and expenses less sublease income through August 2009. If we do not reoccupy the space at the end of the sublease term or if we enter into another sublease with similar terms as our previous sublease, we would incur additional restructuring charges in the future.

During the year ended December 31, 2007, we also reduced our restructuring accrual by $0.1 million based on revised estimates in employee benefits.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Restructuring Charges (Continued)

The following table summarizes the accrual balance and utilization by cost type for the restructuring (in thousands):

	Excess Facilities Costs		Employee Severance and Benefits	Contract Termination Fees	Other Restructuring Costs	Total
Restructuring charges accrued	$1,517		$4,291	$804	$272	$6,884
Cash payments	(253	)*	(4,166)	(804)	(269)	(5,492)
Adjustments	—		(121)	—	—	(121)

Balance as of December 31, 2007	1,264		4	—	3	1,271
Less current portion	(758	)*	(4)	—	(3)	(765)

Long-term portion as of December 31, 2007	$506		$—	$—	$—	$506

*	Fair value of cash payments less sublease payments received.

3.    License and Collaboration Agreements

Astellas Pharma US

In July 2000, we entered into a collaboration agreement with Astellas US LLC (formerly Fujisawa Healthcare, Inc.) or Astellas to develop and market second generation pharmacologic myocardial perfusion imaging stress agents. Under this agreement, Astellas received exclusive North American rights to regadenoson, a short acting selective A2A-adenosine receptor agonist, and to a backup compound. We received $10.0 million from Astellas consisting of a $6.0 million up-front payment, which is being recognized as revenue over the expected development term of the agreement, and $4.0 million for the sale of our common stock. In addition, Astellas reimburses us for 75% of our development costs and we reimburse Astellas for 25% of their development costs. If the product is approved by the FDA, Astellas will be responsible for sales and marketing of regadenoson, and we will receive a royalty based on product sales of regadenoson and may receive a royalty on another product sold by Astellas. Collaborative research revenues for the reimbursement of development costs were $6.9 million, $12.7 million, and $17.9 million for 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, $1.1 million and $2.6 million, respectively, was due from Astellas for reimbursement of our development costs.

Astellas may terminate the agreement for any reason on 90 days written notice, and we may terminate the agreement if Astellas fails to launch a product within a specified period after marketing approval. In addition, we or Astellas may terminate the agreement in the event of material uncured breach, or bankruptcy or insolvency.

In June 2006, we and Astellas entered into a second amendment to the collaboration and license agreement, effective as of January 1, 2006. The second amendment provides that we would conduct certain agreed-upon additional clinical trials of the licensed compound regadenoson on terms and conditions different than those applicable to the clinical trials not covered by the amendment. We agree to provide Astellas with all data pertaining to the additional trials and Astellas agreed to reimburse us for 100% of the development costs we incur with respect to the additional trials. We recognized $1.0 million and $2.7 million of collaborative research revenue for the years ended December 31, 2007 and 2006, respectively, related to these trials. As of December 31, 2007 and 2006, $0.1 million and $0.6 million, respectively, was due from Astellas related to these trials.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    License and Collaboration Agreements (Continued)

PTC Therapeutics, Inc.

In June 2006, we entered into a collaboration and license agreement with PTC Therapeutics Inc. or PTC for the development of orally bioavailable small-molecule compounds identified through the application of PTC’s proprietary Gene Expression Modulation by Small Molecules technology. Pursuant to the collaboration and license agreement, we and PTC will collaborate on jointly selected therapeutic targets and on the discovery of potential clinical candidate small-molecule compounds that act upon such targets. The research term of the collaboration and license agreement is 42 months. For the years ended December 31, 2007 and 2006, we recognized $0.5 million and $0.2 million, respectively, of revenue related to this collaboration.

In June 2006, we made an initial payment to PTC of $10.0 million, consisting of an upfront non-refundable cash payment of $2.0 million, a forgivable loan of $4.0 million, and a $4.0 million convertible note receivable, which has been recorded in other non-current assets. For accounting purposes, we have aggregated the upfront non-refundable cash payment of $2.0 million and the forgivable loan of $4.0 million and consider this to represent a $6.0 million fee for the access to the PTC’s technology. The $6.0 million access fee will be amortized over the research term of the collaboration. The forgivable loan may be forgiven over the course of the research term as follows: on August 6, 2007 and October 6, 2008, $2.0 million in aggregate principal amount, together with all accrued but unpaid interest to that anniversary date, will be forgiven, so long as the agreement remains in effect on that anniversary date. The forgivable loan is in the principal amount of $4.0 million, bears interest at an annual rate of 4.85%, compounded annually, and matures on October 6, 2008. The convertible note receivable was convertible into PTC equity if PTC completes an initial public offering or a qualified private placement prior to the loan’s maturity. In September 2007, PTC completed a Series F financing which triggered the conversion of our convertible note into shares of Series F preferred stock of PTC. On the date of closing of this conversion, we held a convertible note balance of $ 4.0 million and $0.2 million of accrued interest, which converted to 265,503 shares of PTC’s Series F preferred stock. PTC retains the option to co-fund further R&D on any targets licensed by us in return for increased royalties or co-promotion rights. In addition, PTC may develop and commercialize compounds that are active against any target that is not licensed by us, and PTC may be obligated to pay us royalties on worldwide net sales of any such PTC products.

Ranexa Product Rights

Under our license agreement, as amended, relating to ranolazine with Roche Palo Alto LLC (formerly Syntex (U.S.A.) Inc.) or Roche, we paid an initial license fee, and are obligated to make certain payments to Roche, upon receipt of the first and second product approvals for Ranexa in any of the following major market countries: France, Germany, Italy, the United States and the United Kingdom. In February 2006, we paid $11.0 million to Roche in accordance with this agreement, of which $0.9 million was capitalized as an other non-asset on our consolidated balance sheet. The $0.9 million is being amortized over its useful patent life, which is approximately 13 years and expires in May 2019.

In June 2006, we entered into a fourth amendment to the license agreement with Roche. This amendment provided us with exclusive worldwide commercial rights to ranolazine for all potential indications in humans. Prior to the fourth amendment, the agreement provided us with exclusive commercial rights to ranolazine for all cardiovascular indications in all markets other than specified countries in Asia. Under the terms of the fourth amendment, we made an upfront payment to Roche and are obligated to make royalty payments to Roche on worldwide net product sales of any licensed products, including any net product sales in Asia. The royalty rates applicable to net product sales of licensed products in Asia are the same royalty rates that existed under the agreement prior to the fourth amendment. Within 30 days of the approval of a new drug application or equivalent

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    License and Collaboration Agreements (Continued)

in Japan, we are obligated to pay Roche an additional $3.0 million. Within 30 days of the approval of the first supplemental new drug application for an indication other than a cardiovascular indication in a major market country or Japan, we are obligated to pay Roche an additional $5.0 million.

Under our license and settlement agreement with another vendor, certain amounts were due to them upon the approval of Ranexa by the FDA for the manufacture of ranolazine’s active pharmaceutical ingredient (ranolazine API). Upon FDA approval of Ranexa, we were required to pay a $5.0 million milestone and fees based upon the amount of ranolazine API manufactured prior to product approval. In exchange for these payments, we received a worldwide, royalty-free, nonexclusive perpetual license to use and practice certain proprietary technology for the purpose of making and having made ranolazine API. In January 2006, we paid this $5.0 million milestone to this vendor and have capitalized this amount as an other asset on our balance sheet. We are amortizing the asset over its useful patent life which is approximately 13 years and expires in May 2019. We are obligated to pay this vendor $4 per kilogram on future ranolazine API manufactured until the total amount paid (including the previously paid $5.0 million) reaches $12.0 million. As of December 31, 2007 we have paid $5.5 million to this vendor.

Amortization expense for the years ended December 31, 2007 and 2006 were $0.5 million and $0.4 million, respectively. The expected future annual amortization related to these product rights is $0.5 million per year through 2019.

Solvay Pharmaceuticals

In December 2004, we entered into an agreement with Solvay Pharmaceuticals to co-promote ACEON® (perindopril erbumine) Tablets, an angiotensin-converting enzyme inhibitor, or ACE inhibitor, in the United States. Under the agreement, we were responsible for brand marketing activities and for establishing a cardiovascular specialty sales force to promote the product. Under the agreement, Solvay Pharmaceuticals continued to handle the manufacturing and distribution of the product, and its primary care sales force continued to promote the product.

In October 2006, we signed a letter agreement with Solvay Pharmaceuticals that, among other things, terminated our co-promotion agreement with Solvay Pharmaceuticals relating to ACEON®, effective as of November 1, 2006, and we ceased all commercial activities relating to ACEON®.

For the year ended December 31, 2006, we have recognized $1.4 million of revenue related to this agreement.

Medlogics Device Corporation

In 2007, we entered into an agreement with Medlogics Device Corporation or Medlogics under which Medlogics licensed our proprietary biopolymer stent coating technology to develop a drug eluting stent. In connection with this arrangement, we received Medlogics stock and are entitled to additional Medlogics stock on achievement of a development milestone, as well as royalties and other potential payments on future sales of any products incorporating the technology. Because we could not determine the fair value of the license granted or the common stock received within reasonable limits, we recorded this transaction based upon the cost basis of the license granted, which was zero. As a result, no revenue, gain or loss was recorded in 2007.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Marketable Securities

The following is a summary of available-for-sale securities at December 31, 2007 and 2006:

December 31, 2007	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$51,205	$–	$–	$51,205
Commercial paper	39,156	18	–	39,174

	$90,361	$18	$–	$90,379

Marketable securities:
Commercial paper	$5,368	$1	$–	$5,369
Government sponsored enterprise securities	21,401	95	–	21,496
Asset backed securities	7,877	14	–	7,891
Corporate bonds	47,775	115	–	47,890

	$82,421	$225	$–	$82,646

December 31, 2006	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$21,202	$–	$–	$21,202
Repurchase agreements	20,000	–	–	20,000
Commercial paper	29,063	5	–	29,068
Government sponsored enterprise securities	4,997	1	–	4,998

	$75,262	$6	$–	$75,268

Marketable securities:
U.S. government securities	$13,629	$8	$–	$13,637
Government sponsored enterprise securities	85,996	131	–	86,127
Asset backed securities	24,821	13	–	24,834
Corporate bonds	122,796	194	–	122,990

	$247,242	$346	$–	$247,588

As of December 31, 2007, we had marketable securities with maturities of one year or less of $152.7 million and maturities of one to five years of $20.3 million.

Realized gains on available-for-sale securities included in the consolidated statements of operations were $0.1 million, $0.2 million and $0.1 million for 2007, 2006 and 2005, respectively, while realized losses for those years were zero, $0.1 million and $0.8 million, respectively.

We review and analyze our marketable securities portfolio to determine whether declines in the fair value of individual marketable securities that were below amortized cost are other-than-temporary. In order to determine whether a decline in fair value is other-than temporary, we evaluated, among other factors, the duration and extent to which the fair value has been less than the amortized cost; the financial condition of and business outlook for our company, including future cash flow needs; and our intent and ability to hold the investment for a

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Marketable Securities (Continued)

period of time sufficient to allow for a recovery of fair value to its amortized cost. As a result of increases in market interest rates during 2006 and 2005, we experienced an increase in unrealized losses in our investment portfolio. After consideration of the scheduled maturities in our investment portfolio, our policies with respect to the concentration of investments with issuers or within industries, and our forecasted needs to support our operations, we concluded that we did not have the ability to hold impaired securities for a period of time sufficient to recover their cost basis. As of each impairment assessment, management did not determine which individual securities we would sell in order to meet our future cash requirements. As a result, we determined that all individual marketable securities in our portfolio with fair values below amortized cost were other-than-temporarily impaired. Accordingly, we recorded a non-cash impairment charge of approximately $0.1 million, $2.0 million and $3.2 million as an offset to interest and other income, net for the years ended December 31, 2007, 2006 and 2005, respectively, to write down the carrying value of these securities to fair value.

5.    Inventories

The components of inventory were as follows (in thousands):

	December 31,
	2007	2006
	(in thousands)
Raw materials	$2,469	$3,469
Work in progress	17,960	9,968
Finished goods	2,942	2,438

	$23,371	$15,875

Prior to approval of Ranexa for commercial sale in January 2006 by the FDA, all costs associated with the production of Ranexa were expensed as R&D costs.

The total stock-based compensation expense capitalized to inventory was approximately $0.3 million and $0.4 million for the years ended December 31, 2007 and 2006, respectively.

6.    Property and Equipment

Property and equipment are recorded at cost and consist of the following:

	December 31,
	2007	2006
	(in thousands)
Machinery and equipment	$32,170	$29,049
Furniture and fixtures	2,996	2,939
Construction in progress	315	1,521
Leasehold improvements	18,516	18,311

	53,997	51,820
Less accumulated depreciation and amortization	(34,866)	(27,901)

	$19,131	$23,919

Depreciation expense was $4.9 million, $4.8 million and $3.5 million for 2007, 2006 and 2005, respectively. Amortization expense for leasehold improvements was $2.1 million, $1.5 million and $1.1 million for 2007, 2006 and 2005, respectively.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2007	2006
	(in thousands)
Interest	$2,588	$2,588
Marketing and promotional costs	2,828	5,830
Compensation	14,927	16,936
Clinical trial costs	729	16,519
Product sales related discounts, rebates and royalties	6,690	2,033
Research and development related costs	3,679	3,713
Other	5,227	3,740

	$36,668	$51,359

8.    Commitments

Operating Leases

We have noncancelable operating leases related to our facilities. Most of our lease agreements include renewal periods at our option. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space for construction and other purposes. As of December 31, 2007, these leases expire between April 2012 and April 2016. One of the leases is secured by a $6.0 million irrevocable letter of credit. As security for this letter of credit, we are obligated to maintain $6.0 million in compensating balances in deposit with the counterparty. Because the compensating balance is not restricted as to withdrawal, it is not classified as restricted cash in our consolidated balance sheet.

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

In August 2007, we entered into a sublease agreement with a third party to sublease a portion of one of our Palo Alto buildings. The sublease has a two year term that began September 1, 2007. Under the agreement we will receive future minimum payments of $0.4 million and $0.3 million in 2008 and 2009, respectively, which offsets the rent expense below.

Rent expense for the years ended December 31, 2007, 2006, and 2005 was $12.8 million, $13.3 million and $13.5 million, respectively. As of December 31, 2007, minimum payments under operating lease arrangements were as follows (in thousands):

2008	$12,997
2009	13,418
2010	15,216
2011	15,364
2012	8,336
Thereafter	14,260

$79,591

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Commitments (Continued)

Manufacturing Obligations

We have entered into manufacturing supply arrangements, under which we have non-cancelable orders and minimum commitments related to the manufacturing of Ranexa. Our minimum payments as of December 31, 2007 under these supply agreements were as follows (in thousands):

2008	$3,178
2009	2,999

$6,177

9.    Convertible Subordinated Notes

Convertible subordinated notes consist of the following:

	December 31,
	2007	2006
	(in thousands)
2.0% Senior Subordinated Convertible Debentures Due 2023	100,000	100,000
2.75% Senior Subordinated Convertible Notes Due 2012	150,000	150,000
3.25% Senior Subordinated Convertible Notes Due 2013	149,500	149,500

	$399,500	$399,500

2.0% Senior Subordinated Convertible Debentures Due 2023

In June 2003, we completed a private placement of $100.0 million aggregate principal amount of 2.0% senior subordinated convertible debentures due May 16, 2023. The holders of the debentures, at their option, may require us to purchase all or a portion of their debentures on May 16, 2010, May 16, 2013 and May 16, 2018, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. The debentures are unsecured and subordinated in right of payment to all existing and future senior debt, as defined in the indenture governing the debentures, equal in right of payment to our future senior subordinated debt and senior in right of payment to our existing and future subordinated debt. We are required to pay interest semi-annually on May 16 and November 16 of each year. The initial conversion rate of the debentures, which is subject to adjustment in certain circumstances, is 21.0172 shares of common stock per $1,000 principal amount of debentures, which is equivalent to an initial conversion price of $47.58 per share. The conversion rate and conversion price are subject to adjustment in certain circumstances. If on May 16, 2010, or May 16, 2013, or May 16, 2018, which are the dates on which the holders of the debentures may require us to purchase all or a potion of their debentures, our stock price is less than the then-applicable conversion price per share, we would expect the holders of the debentures to require us to purchase all or a portion of their debentures, for the purchase price described above. In such event we would be able to elect to repurchase the debentures in cash, or in whole or in part in common stock. In addition, we may, at our option, redeem all or a portion of the debentures in cash at any time at pre-determined prices from 101.143% to 100.000% of the face value of the debentures per $1,000 of principal amount, plus accrued and unpaid interest to the date of redemption. We can elect to settle these debentures with shares of common stock or cash at our option.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Convertible Subordinated Notes (Continued)

At December 31, 2007, we have reserved 2,101,720 shares of common stock for issuance upon conversion of the debentures. We incurred issuance costs related to this private placement of approximately $3.4 million, which have been recorded as other assets and are being amortized to interest expense ratably over the life of the debentures. Holders may convert their debentures into shares of our common stock only under any of the following circumstances: (i) during any calendar quarter if the sale price of our common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, is greater than or equal to 120% of the conversion price per share of our common stock, (ii) during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 97% of the product of the sale price of our common stock and the conversion rate on each such day, (iii) if the debentures have been called for redemption by us, or (iv) upon the occurrence of specified corporate transactions.

The fair value of our senior subordinated convertible debentures, based on the estimated market price of a market maker for the debentures at December 31, 2007, was approximately $83.5 million.

2.75% Senior Subordinated Convertible Notes Due 2012

In May and June 2004, we sold $150.0 million aggregate principal amount of 2.75% senior subordinated convertible notes due 2012 through a private placement to qualified institutional buyers in reliance on Rule 144A. The net proceeds to us were approximately $145.2 million, which was net of the initial purchasers’ discount of $4.5 million and approximately $0.3 million in legal, accounting and printing expenses. Costs relating to the issuances of these notes were capitalized and are being amortized ratably over the term of the debt. The notes are unsecured and subordinated to all of our existing and future senior debt, equal in right of payment with our existing and future senior subordinated debt, and senior in right of payment to our existing and future subordinated debt. We are required to pay interest semi-annually on May 16 and November 16 of each year. The notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of our common stock. The notes are convertible at a conversion rate of 56.5475 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $17.68 per share. At December 31, 2007, we have reserved 8,482,125 shares of common stock for issuance upon conversion of the notes. We may redeem some or all of the notes for cash at any time on or after May 20, 2009 at specified redemption prices, together with accrued and unpaid interest. A portion of the net proceeds from the offering were used to repurchase approximately $116.6 million principal amount of our 4.75% convertible subordinated notes due 2007 and to fund the interest escrow account. As of December 31, 2007, the restricted cash balance related to the interest escrow account was zero. We can elect to settle these notes with shares of common stock or cash at our option.

The fair value of our senior subordinated convertible notes, based on the market price for the notes at December 31, 2007, was approximately $81.6 million.

3.25% Senior Subordinated Convertible Notes Due 2013

In July 2005, we sold $149.5 million aggregate principal amount of 3.25% senior subordinated convertible notes due 2013. The net proceeds to us were approximately $144.7 million, which was net of the initial purchasers’ discount of $4.5 million and approximately $0.3 million in legal, accounting and printing expenses. Costs relating to the issuances of these notes were capitalized and are being amortized ratably over the term of the debt. The notes are unsecured and subordinated to all of our existing and future senior debt, equal in right of payment with our existing and future senior subordinated debt, and senior in right of payment to our existing and future

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Convertible Subordinated Notes (Continued)

subordinated debt. We are required to pay interest semi-annually on February 16 and August 16 of each year. We used approximately $14.2 million of the net proceeds from the convertible note offering to fund an escrow account to provide security for the first six scheduled interest payments on the notes. As of December 31, 2007, approximately $4.8 million is classified as current restricted cash in the accompanying consolidated balance sheets. The restricted cash secures the next two interest payments due on the notes. The notes are convertible, at the option of the holder, at any time prior to maturity, at a conversion rate of 37.037 shares per $1,000 principal amount of notes, which is equal to a conversion price of approximately $27.00 per share, subject to adjustment. At December 31, 2007, we have reserved 5,537,032 shares of common stock for issuance upon conversion of the notes. We may redeem some or all of the notes for cash at any time on or after August 20, 2010 at specified redemption prices, together with accrued and unpaid interest.

The fair value of our senior subordinated convertible notes, based on the market price for the notes at December 31, 2007, was approximately $80.2 million.

10.    Related Party Transactions

Loans to non-executive officers and employees aggregating $0.2 million and $0.3 million were outstanding at December 31, 2007 and 2006, respectively. These loans bear interest at 3.65% to 5.07% per annum. The amounts are repayable on various dates through February 2011. Loans outstanding at December 31, 2007 are secured by secondary deeds of trust on real estate.

11.    Contingencies

In November 2007, we reached a settlement of dispute resolution proceedings with an insurer over whether or not we would reimburse that insurer for a portion of the insurer’s contribution to a prior settlement of litigation. Under the terms of the November 2007 settlement, we agreed to pay $1.0 million to the insurer and received a complete release of all claims, with no admission of liability or wrongdoing of any kind. We accrued and paid the settlement amount in full in late 2007. This expense is included in our consolidated statements of operations under selling, general and administrative expenses.

12.    Stockholders’ Equity

Preferred Stock

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

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Stockholders’ Equity (Continued)

Significant Equity Transactions

In July 2003, we entered into a financing arrangement with Acqua Wellington to purchase our common stock. Under this purchase agreement, we had the ability to sell up to $100.0 million of our common stock, or 5,686,324 shares of our common stock, whichever occurred first, to Acqua Wellington through November 2005. In February 2005, the purchase agreement with Acqua Wellington automatically terminated when we reached the $100.0 million limit of this financing arrangement. During the year ended December 31, 2005, we issued 1,275,711 shares of common stock to Acqua Wellington for net proceeds of $24.9 million. We have issued an aggregate of 5,442,932 shares of common stock to Acqua Wellington for aggregate gross proceeds of $100.0 million under this arrangement.

In July 2005, we completed a public equity financing with gross equity proceeds of $180.4 million. We sold 8,350,000 shares of common stock at a price of $21.60 per share for net proceeds of approximately $170.2 million.

In April 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd. or Azimuth, which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount as provided under the purchase agreement. In 2006, Azimuth purchased 2,744,118 shares for net proceeds of approximately $39.8 million under the purchase agreement. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Under this equity line of credit with Azimuth, $160.0 million remains available. We had previously filed a registration statement on Form S-3 covering $200.0 million of our common stock, of which $61.7 million of common stock was remaining to be issued. In January 2007, we filed a registration statement on Form S-3 to register an additional $98.3 million of our common stock for use under our existing equity line of credit with Azimuth. We filed the January 2007 registration statement on Form S-3 to enable us to utilize the $160.0 million maximum remaining amount of the Azimuth equity line of credit arrangement. Assuming that all 6,266,286 shares remaining for sale under the purchase agreement were sold at the $9.05 closing price of our common stock on December 31, 2007, (and assuming that Azimuth agreed to purchase our common stock at this price), the maximum additional aggregate net proceeds, assuming the largest possible discount, that we could receive under the purchase agreement with Azimuth would be approximately $53.3 million.

In August 2006, we completed a public offering of common stock and sold 10,350,000 shares of common stock at a per share price of $9.50 for net proceeds of $92.2 million.

Warrants

In January 2006, we issued warrants to purchase an aggregate total of 200,000 shares of our common stock at a price of $24.04 in connection with a lease arrangement. Each warrant is exercisable, in whole or in part, until the later of (i) the tenth anniversary of January 19, 2006 if (but only if) at any time prior to of January 19, 2011 the closing price of our common stock on the Nasdaq Global Market has not been more than $48.08 for each trading day during any period of twenty consecutive trading days or (ii) January 19, 2011.

In July 2003, we issued a fully vested, non-forfeitable warrant, with a five-year term, to purchase 200,000 shares of our common stock at an exercise price of $32.93 per share in connection with a commercialization agreement. The warrant is exercisable until July 2008.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Stockholders’ Equity (Continued)

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan or Purchase Plan currently provides that the number of shares of common stock reserved for issuance under the Purchase Plan shall, on the day after each annual meeting of the Company’s stockholders for three years beginning with the annual meeting in 2006 and continuing through and including the annual meeting in 2008, be increased automatically by the lesser of (a) 500,000 shares of common stock or (b) a number of shares of common stock as determined by the Board. Under the terms of the Purchase Plan, eligible employees may purchase shares of our common stock at quarterly intervals through their periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of our common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of our common stock on each purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with us. The maximum aggregate number of shares that may be purchased by all eligible employees on any quarterly purchase date is 125,000 shares of our common stock. If the aggregate purchase of shares on any quarterly purchase date would exceed such maximum aggregate number, the Board (or a duly authorized committee of the Board) shall make a pro rata allocation of the shares available to all eligible employees on such purchase date in as nearly a uniform manner as shall be practicable and as it shall deem to be equitable. As of December 31, 2007, we have reserved 327,518 shares for issuance under the Purchase Plan.

Stock Option Plans

We reserved 345,000 shares of common stock for issuance under our amended and restated 1992 Stock Option Plan, which provided for common stock options to be granted to employees, consultants, officers, and directors. No additional grants will be made under this plan.

We reserved 1,800,000 shares of common stock for issuance under our amended and restated 1994 Equity Incentive Plan, which provided for common stock options to be granted to employees of and consultants to us and our affiliates. No additional grants will be made under this plan.

Non-Employee Directors’ Stock Option Plan

We have reserved an aggregate of 365,300 shares of our common stock for issuance under our Non-Employee Directors’ Stock Option Plan or Directors’ Plan to our directors who are not otherwise an employee of, or consultant of ours or any affiliate of ours. Options granted under our Directors’ Plan expire no later than 10 years from the date of grant. The exercise price of each option is the fair market value of the stock subject to such option on the date such option is granted. Following an August 2000 amendment to the Directors’ Plan approved by our board of directors, generally (i) options covered by initial grants to new members of our board of directors vest in increments over a period of three years from the date of grant for new directors and (ii) options covered by replenishment grants to existing members of our board of directors vest in increments over a period of one year from the date of grant for existing directors. In the event of a “change of control” of the Company, each outstanding option under the Directors’ Plan shall, automatically and without further action by us, become fully vested and exercisable with respect to all of the shares of common stock subject thereto no later than five (5) business days before the closing of such change of control event. Our Directors’ Plan was terminated by our stockholders in May 2005, and no additional grants will be made under the Directors’ Plan. Following approval by our board of directors and stockholders in April and May 2005, respectively, up to 20,335 shares of common stock previously reserved and available for issuance under the Directors’ Plan as of March 31, 2005 and all

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Stockholders’ Equity (Continued)

shares of common stock that would have again become available for issuance under the Directors’ Plan in the future in connection with the expiration or termination of options granted before March 31, 2005 under the Directors’ Plan will be available for issuance under our 2000 Equity Incentive Plan.

2000 Equity Incentive Plan

As amended and restated by our stockholders effective May 31, 2007, our 2000 Equity Incentive Plan authorizes the issuance of a number of shares of common stock equal to the sum of (i) 8,850,000 shares of common stock, (ii) that number of shares of common stock available for issuance as of March 29, 2004 under our 2000 Nonstatutory Incentive Plan or Nonstatutory Plan, which was terminated in 2004 (not to exceed 404,685 shares of common stock), and all shares of common stock that would have again become available for issuance under the Nonstatutory Plan in the future in connection with the expiration or termination of options granted before March 29, 2004 under the Nonstatutory Plan, and (iii) that number of shares of common stock available for issuance as of March 31, 2005 under the Directors’ Plan, which was terminated by our stockholders in May 2005 (not to exceed 20,335 shares of common stock), and all shares of common stock that would have again become available for issuance under the Directors’ Plan in the future in connection with the expiration or termination of options granted before March 31, 2005 under the Directors’ Plan.

The 2000 Equity Incentive Plan provides for the grant of stock awards consisting of incentive stock options, nonstatutory stock options, restricted stock and/or restricted stock units, and stock appreciation rights. Options granted under the 2000 Equity Incentive Plan expire no later than 10 years from the date of grant. The exercise price of an option shall be not less than 100% of the fair market value of the stock subject to the option on the date the option is granted, unless granted to a person who owns 10% or more of the fair market value of the stock of the company and its affiliates, in which case the exercise price shall be not less than 110% of the fair market value of the stock subject to the option on the date of grant. The vesting provisions of individual options may vary but in each case will provide for vesting of at least 20% of the total number of shares subject to the option per year. Restricted stock and/or restricted stock units or RSUs, granted under the 2000 Equity Incentive Plan shall have such terms and conditions as are approved by the board of directors. Grants of restricted stock and/or restricted stock units may have a purchase price or no purchase price, as determined by the board of directors, and shall be subject to a vesting schedule or forfeiture or share repurchase option as determined by the board of directors. Stock appreciation rights granted under the 2000 Equity Incentive Plan shall have such terms and conditions as are approved by the board of directors. Grants of stock appreciation rights or SARs, shall have a term and exercise price as set by the board of directors, and a participant exercising a stock appreciation right shall receive consideration as determined by the board of directors.

In the event of a “change of control” of the Company, each outstanding stock award under the 2000 Equity Incentive Plan shall, automatically and without further action by us, become fully vested and exercisable with respect to all of the shares of common stock subject thereto, and all shares of common stock subject to restricted stock units shall be distributed to holders thereof, no later than five business days before the closing of such change of control event.

2000 Nonstatutory Incentive Plan

We have reserved an aggregate of 2,665,216 shares of our common stock for issuance under our Nonstatutory Plan to our employees and consultants and those of our affiliates. The Nonstatutory Plan allowed for the grant of nonstatutory stock options. Options granted under our Nonstatutory Plan expire no later than 10 years from the date of grant. The exercise price of each nonstatutory option is not less than 100% of the fair market value of the

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Stockholders’ Equity (Continued)

stock subject to the option on the date the option is granted. The vesting provisions of individual options may vary but in each case provided for vesting of at least 20% of the total number of shares subject to the option per year. In the event of a “change of control” of the Company, each outstanding option under the Incentive Plan shall, automatically and without further action by us, become fully vested and exercisable with respect to all of the shares of common stock subject thereto no later than five (5) business days before the closing of such change of control event. Our Nonstatutory Plan was terminated by our stockholders in May 2004, and no additional grants will be made under the Nonstatutory Plan. Following approval by our board of directors and stockholders in April and May 2004, respectively, up to 404,685 shares of common stock previously reserved and available for issuance under the Nonstatutory Plan as of March 29, 2004 and all shares of common stock that would have again become available for issuance under the Nonstatutory Plan in the future in connection with the expiration or termination of options granted before March 29, 2004 under the Nonstatutory Plan will be available for issuance under our 2000 Equity Incentive Plan.

2004 Employee Commencement Incentive Plan

In December 2004, the board of directors approved the 2004 Employee Commencement Incentive Plan or Commencement Plan, which provides for the grant of nonstatutory stock options, restricted stock awards and restricted stock units, referred to collectively as awards. The awards granted pursuant to the Commencement Plan are intended to be stand-alone inducement awards pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). The Commencement Plan is not subject to the approval of the our stockholders. Any employee who has not previously been an employee or director of the Company or an affiliate, or following a bona fide period of non-employment by the Company or an affiliate, is eligible to participate in the Commencement Plan only if he or she is granted an award in connection with his or her commencement of employment with the Company or an affiliate and such grant is an inducement material to his or her entering into employment with the Company or an affiliate. The board of directors administers the Commencement Plan. Subject to the provisions of the Commencement Plan, the board of directors has the power to construe and interpret the Commencement Plan and to determine the persons to whom and the dates on which awards will be granted, the number of shares of common stock to be subject to each award, the time or times during the term of each award within which all or a portion of such award may be exercised, the exercise price, the type of consideration and other terms of the award. Awards may be granted under the Commencement Plan upon the approval of a majority of the board’s independent directors or upon the approval of the compensation committee of the board of directors. Prior to or concurrently with the grant of any awards under the Commencement Plan, our board of directors reserves for issuance pursuant to the Commencement Plan the number of shares of common stock as may be necessary in order to accommodate such awards. Each award granted under the Commencement Plan shall be in such form and shall contain such terms and conditions as the board of directors shall deem appropriate. The provisions of separate awards need not be identical. As of December 31, 2007, we have reserved 1,684,216 shares of our common stock for issuance pursuant to outstanding awards under the Commencement Plan.

In the event of a “change of control” of the Company, each outstanding stock award under the 2000 Equity Commencement Incentive Plan shall, automatically and without further action by us, become fully vested and exercisable with respect to all of the shares of common stock subject thereto, and all shares of common stock subject to restricted stock units shall be distributed to holders thereof, no later than five business days before the closing of such change of control event.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Stockholders’ Equity (Continued)

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

13.    Stock-Based Compensation

We have a stock-based compensation program that provides our board of directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options, RSUs, SARs and our Purchase Plan. The following table presents the total stock-based employee compensation expense resulting from stock-based compensation included in our consolidated statements of operations (in thousands):

	Year ended December 31,
	2007	2006	2005
Cost of sales	$121	$–	$–
Research and development	11,193	$7,656	$1,280
Selling, general and administrative	22,859	16,468	2,205

Total	$34,173	$24,124	$3,485

As of December 31, 2007, we had 13,541,415 shares of common stock reserved for future issuance under our stock compensation plans and Purchase Plan. Cash received from option exercises and purchases under our Purchase Plan for the years ended December 31, 2007, 2006, and 2005 were $5.8 million, $6.4 million and $7.2 million respectively.

We also recognized compensation for options, RSUs and SARs granted to consultants in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Stock-Based Compensation (Continued)

Significant Stock-Based Compensation Events related to 2007 Restructuring

In May 2007, as part of our restructuring plan, the board of directors approved the acceleration of vesting of all options with an exercise price of $10.00 or greater granted to our employees prior to May 31, 2007. Excluded from the accelerated vesting were any and all grants to members of our board of directors, including our Chairman and CEO, all retention grants approved by the board of directors in May 2007 and all options granted to new hires on or after May 31, 2007. A total of 1,526,696 options were included in the accelerated vesting with an average price of $27.73. Approximately $11.9 million of stock compensation expense related to the accelerated vesting of these options was recognized during the year ended December 31, 2007.

In addition, in May 2007, the board of directors also approved the cancellation of outstanding SAR awards provided that the individual SAR holder also voluntarily consented to such cancellation. Excluded from the cancellation of outstanding SAR awards were any and all grants to our Chairman and CEO. In accordance with FAS No. 123R, Share-Based Payments (FAS 123R), a cancellation of an award that is not accompanied by a concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost shall be recognized at the cancellation date. A total of 650,000 SARs were voluntarily forfeited and we recognized $1.3 million as stock compensation expense for the unrecognized compensation costs for those awards. In addition, another individual SAR holder resigned from the company in June 2007 and as a result of this resignation, 75,000 SARs were automatically cancelled and no additional stock compensation expense was recognized. As of December 31, 2007, a total of 112,500 SARs remain outstanding.

The following table presents the stock-based employee compensation expense resulting from the acceleration of vesting of options and cancellation of SAR awards (in thousands):

Year ended December 31, 2007
Cost of sales	$109
Research and development	4,606
Selling, general and administrative	8,471

Total	$13,186

Other Significant Stock-Based Compensation Events in 2007

In May 2007, the board of directors approved an aggregate pool of 454,350 shares as retention grants (options and RSUs) to certain employees who were not terminated as part of our restructuring plan (see Note 2). All these retention grants have a grant date of June 1, 2007 and all option grants have an exercise price of $10.54 which equals the closing price of our common stock on the day before the grant date, as required under the relevant stock option plan. These option grants vest over 2 years, 25% after one year and 75% after two years, and the RSUs vest annually over a three-year period with annual settlement. No retention grants were made to executive officers in May 2007.

In August 2007, the board of directors approved a grant of 687,500 shares for RSUs and 2,062,500 shares for options to our Chairman and CEO and 7 senior executives who were not included in the May 2007 retention grants. All these equity grants have a grant date of August 22, 2007 and all option grants have an exercise price of $10.45 which equals the closing price of our common stock on the day before the grant date, as required under

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Stock-Based Compensation (Continued)

the relevant stock option plan. Notwithstanding the change in control provisions under the 2000 Equity Incentive Plan, all of these grants are subject to double trigger accelerated vesting upon certain terminations within thirteen months following a change in control. The RSUs vest over 3 years with 7.5% vesting after 6 months, 7.5% vesting after 1 year, 25% vesting after 2 years and the remaining 60% vesting after 3 years. The option grants vest monthly over 3 years.

In August 2007, the board of directors approved a grant of 116,250 shares for RSUs and 348,750 shares for options to certain employees. All these equity grants have a grant date of August 22, 2007 and all option grants have an exercise price of $10.45 which equals the closing price of our common stock on the day before the grant date, as required under the relevant stock option plan. Notwithstanding the change in control provisions under the 2000 Equity Incentive Plan, all of these grants are subject to double trigger accelerated vesting upon certain terminations within thirteen months following a change in control. The RSUs vest over 3 years with 7.5% vesting after 6 months, 7.5% vesting after 1 year, 25% vesting after 2 years and the remaining 60% vesting after 3 years. The option grants vest monthly over 3 years.

Stock Option Activity

Stock options generally vest over four years and expire no later than ten years from the grant date. Stock options are generally granted with an exercise price equal to or above the market value of a share of common stock on the date of grant. For the years ended December 31, 2007 and 2006, approximately $18.0 million and $12.1 million of compensation expense related to employee stock options were recorded, respectively.

The following table summarizes stock option activity for the years ended December 31, 2007, 2006 and 2005 under all option plans:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2004:	6,254	$27.04
Granted	1,868	23.39
Exercised	(286)	12.86
Forfeited or expired	(172)	24.88

Balance at December 31, 2005:	7,664	$26.73
Granted	991	15.88
Exercised	(95)	8.74
Forfeited or expired	(541)	25.26

Balance at December 31, 2006	8,019	$25.71
Granted	3,060	10.44
Exercised	(186)	8.68
Forfeited or expired	(1,711)	26.24

Options outstanding at December 31, 2007	9,182	$20.87	6.6 years	$317

Exercisable at December 31, 2007	6,483	$25.14	5.4 years	$279

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Stock-Based Compensation (Continued)

The weighted average grant-date fair value of options granted during the years ended December 31, 2007, 2006, and 2005 were $6.38, $9.61, and $13.42, respectively. The total intrinsic value of options exercised for the years ended December 31, 2007, 2006, and 2005 was $0.1 million, $0.5 million, and $3.4 million, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of our common stock, as defined in our stock compensation plans, on December 31, 2007 of $9.15 and the exercise price of options, times the number of shares subject to such options), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable on December 31, 2007 and 2006 was approximately 0.1 million and 1.2 million, respectively. As of December 31, 2007 and 2006, there was $17.3 million and $15.8 million of total unrecognized compensation expense related to unvested stock options, respectively. The unrecognized compensation expense as of December 31, 2007 is expected to be recognized over a weighted-average period of approximately 2.6 years.

Compensation expense related to non-employees for stock options was $0.2 million and $0.4 million for years ended December 31, 2007 and 2006, respectively.

Restricted Stock Units

Our stock compensation plan permits the granting of restricted stock and/or RSUs. We have granted RSUs to eligible employees, including executives and to certain consultants, at fair market value at the date of grant. Our RSUs grants are settled and issued on specific distribution dates and are payable in shares of our common stock upon vesting and have a purchase price of zero.

Some of the RSUs provide for immediate acceleration of vesting in the event that we achieve a certain product revenue target over four consecutive quarters. As of December 31, 2007, we reached this revenue target. For the year ended December 31, 2007, we recorded $2.5 million of accelerated compensation expense related to the performance-based component of these awards.

The following table presents a summary of the status of our nonvested RSUs for the years ended December 31, 2007, 2006 and 2005:

Nonvested RSUs	Outstanding RSUs (in thousands)	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2004:	–	$–
Granted	921	23.93
Vested	(142)	23.32
Forfeited	(8)	23.00

Balance at December 31, 2005:	771	24.05
Granted	619	21.12
Vested	(306)	24.36
Forfeited	(44)	24.89

Balance at December 31, 2006:	1,040	22.08
Granted	1,547	9.71
Vested	(490)	20.79
Forfeited	(227)	16.37

Balance at December 31, 2007	1,870	$12.87

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Stock-Based Compensation (Continued)

As of December 31, 2007, there was approximately $24.1 million of total unrecognized compensation cost related to all nonvested RSUs granted under our stock compensation plans. That cost is expected to be recognized over a period of 2.7 years. Compensation expense related to RSUs was $11.4 million, $7.5 million and $3.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, we had 1,923,806 RSUs outstanding, of which 53,856 are vested but unissued.

Compensation expense related to non-employees for RSUs was $0.3 million and $0.2 million for years ended December 31, 2007 and 2006, respectively.

Employee Stock Purchase Plan

Under the terms of the Purchase Plan, eligible employees may purchase shares of our common stock at quarterly intervals through their periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of our common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of our common stock on each purchase date. The maximum aggregate number of shares that may be purchased by all eligible employees on any quarterly purchase date is 125,000 shares of our common stock. For the years ended December 31, 2007 and 2006, we recorded approximately $2.4 million of compensation expense in each period related to the ESPP, respectively. During the years ended December 31, 2007, 2006 and 2005, 486,831, 523,635, and 274,732 shares, respectively, were purchased under the Purchase Plan.

Stock Appreciation Rights

During 2005, we granted 950,000 SARs to certain executives. The SARs generally vest annually over four years and are automatically exercised upon each vesting date. The SAR base value is a predetermined strike price of $26.45. Under the original SAR terms, during 2005, when an award vested, employees received compensation equal to the amount by which the volume weighted average market price of the shares covered by the SAR exceeded the SAR base value for each SAR vested. In January 2006, the board of directors amended the terms of the SARs. For the period of 2006 through 2008 covered by the amended SARs, in addition to receiving compensation equal to the amount, if any, by which the volume weighted average market price of the shares covered by the SAR exceeds the SAR base value for each SAR vested for the current year, for that current year the employee will also receive compensation, if any, equal to the amount(s), if any, settled and received in prior years, including 2005. In May 2007, the board of directors approved the cancellation of outstanding SAR awards provided that the individual SAR holder also voluntarily consented to such cancellation. Excluded from the cancellation of outstanding SAR awards were any and all grants to our Chairman and CEO. In accordance with FAS No. 123R, a cancellation of an award that is not accompanied by a concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost shall be recognized at the cancellation date. A total of 650,000 SARs were voluntarily forfeited and we recognized $1.3 million as stock compensation expense for the unrecognized compensation costs for those awards. In addition, another individual SAR holder resigned from the company in June 2007 and as a result of this resignation, 75,000 SARs were automatically cancelled and no additional stock compensation expense was recognized. We expect to settle all amounts due under the SARs, if any, using shares of our common stock.

As of December 31, 2007, a total of 112,500 SARs were outstanding, of which there was approximately $0.2 million of total unrecognized compensation cost related to nonvested SARs. That cost is expected to be

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Stock-Based Compensation (Continued)

recognized over a period of one year. Including the expense related to the voluntary SAR forfeitures above, we recorded $2.2 million of compensation expense related to SARs for the year ended December 31, 2007. For the year ended December 31, 2006, we recorded $2.2 million of compensation expense related to these SARs. As of December 31, 2007 payments to date have been less than $0.1 million related to the 2005 SAR grants.

Compensation expense related to non-employees for SARs was each less than $0.1 million for the years ended December 31, 2007 and 2006.

Adoption of FAS 123R

On January 1, 2006, we adopted the fair value recognition provisions of FAS 123R which requires the measurement and recognition of compensation expense at fair value for all share-based payment awards made to employees and directors. We adopted FAS 123R using the modified-prospective transition method. Under that transition method, compensation expense recognized starting January 1, 2006 includes (a) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of FAS 123 and (b) compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

Prior to the adoption of FAS 123R, we presented deferred compensation, which represented the value of RSUs granted to employees as of the grant date remaining to be amortized as the services are performed, as a separate component of stockholders’ equity. Upon the adoption of FAS 123R, we reclassified the balance in deferred compensation (which totaled approximately $18.2 million) to common stock on our consolidated balance sheet. We have elected to use the simplified method to calculate the beginning pool of excess tax benefits as described in FASB FSP 123R-3.

Pro Forma Information for Periods Prior to Adoption of FAS 123R

Prior to January 1, 2006, we accounted for share-based payment awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of FAS 123 stock-based compensation for the year ended December 31, 2005 (in thousands, except per share amounts):

2005
Net loss:
As reported	$(227,995)
Add: Stock-based employee compensation (related to RSUs and SARs) included in reported net loss	3,485
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(21,286)

Pro forma net loss	$(245,796)

Net loss per share basic and diluted:
As reported	$(5.66)

Pro forma	$(6.10)

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Stock-Based Compensation (Continued)

Valuation Assumptions

The fair value of our options granted to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2007	2006	2005
Expected term (years)	6.2	6.2	5.4
Risk-free interest rate	4.4%	4.7%	4.1%
Volatility	61%	60%	61%

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

The fair value of awards issued under the Purchase Plan is measured using assumptions similar to those used for stock options, except that the term of the award is 1.1 years. We value the RSUs at the market price of our common stock on the date of the award. Under APB 25, compensation related to SARs was measured at the end of each period as the amount by which the volume weighted average market price of the shares covered by the SAR exceeds the SAR base value (the predetermined strike price of $26.45). Changes in the SAR value were reflected as an adjustment of compensation expense in the periods in which the changes occurred. Under FAS 123R, compensation expense related to SARs is measured at the grant date fair value using an option pricing model, using assumptions similar to those used for employee stock options. Any incremental fair value resulting from modifications of the SARs is also measured at fair value and amortized over the remaining service period for the award.

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

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Income Taxes

For financial reporting purposes, our net loss includes the following components for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year ended December 31,
	2007	2006	2005
Domestic	$(180,099)	$(274,428)	$(228,373)
Foreign	(907)	108	378

Total	$(181,006)	$(274,320)	$(227,995)

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
U.S. federal tax benefit at statutory rate	$(63,352)	$(93,269)	$(77,518)
Change in valuation allowance	(88,961)	94,454	78,393
Stock-based compensation	682	(614)	(167)
Federal and state R&D credits	(2,097)	(875)	(913)
Section 382 limitation	153,412	–	–
Other	316	304	205

Total	$–	$–	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Federal and state net operating loss	$319,828	$402,848
Research and other tax credit carryforwards	5,375	11,208
Non deductible accrued expenses	17,899	17,954
Capitalized research and development expenses	4,961	8,648
Stock-based compensation expense	16,117	9,668

Total deferred tax assets	364,180	450,326
Less valuation allowance	(364,058)	(450,185)

Subtotal	122	141
Deferred tax liabilities:
Unrealized gains on investments	(122)	(141)

Net deferred tax assets	$–	$–

The tax rates used to tax-effect deferred tax assets changed in 2007 from 34% to 35% for federal purposes and 6% to 5% for state purposes. As a result of the rate changes, net deferred tax assets increased by $5.4 million.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred assets have been fully offset by a valuation allowance. The valuation allowance decreased by $86.1 million, and increased by $111.7 million and $89.3 million during 2007, 2006 and 2005, respectively.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Income Taxes (Continued)

As of December 31, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $815.6 million, which a portion of which will expire in 2008. We also have California net operating loss carryforward of approximately $548.9 million, a portion of which expire in 2008. We also have California research and development tax credits of $8.0 million. The California research credits can be carried forward indefinitely.

Utilization of our net operating loss are subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue code and similar state provisions. As a result of annual limitations, a portion of these carryforwards will expire before becoming available to reduce such federal and state income tax liabilities.

Pursuant to APB 23 Implications of Corporations with Subpart F Income, we do not accrue incremental U.S. taxes on foreign earnings as these earnings are considered to be indefinitely reinvested outside of the United States. If such earnings were to be repatriated in the future or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings.

In July 2006, the FASB issued FASB Interpretation 48 Accounting for Uncertainty in Income Taxes, (FIN 48) an interpretation of FAS 109, Accounting for Income Taxes (FAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. The interpretation applies to all tax positions accounted for in accordance with FAS 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date.

We had gross unrecognized tax benefits of approximately $10.8 million and $5.4 million as of January 1, 2007 and December 31, 2007, respectively, all of which would result in a reduction of our effective tax rate, if recognized, unless offset by an increase to our valuation allowance. A significant portion of existing gross unrecognized benefits was eliminated as the result of an ownership change in October 2007 pursuant to section 382 of the Internal Revenue Code. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits – January 1, 2007	$10,846
Gross increases to tax provisions in prior periods	1,053
Gross decreases to tax positions in prior periods	(7,656)
Gross increases to current period tax positions	$1,131

Gross unrecognized tax benefits – December 31, 2007	$5,374

We file federal and state income tax returns in many jurisdictions in the United States and foreign income tax returns in the United Kingdom. For U.S. federal and California income tax purposes, the statute of limitation currently remains open for the years beginning January 1, 1992 to present and January 1, 1997 to present, respectively, due to carryforward of net operating losses and research and development credits generated in prior years.

Because we have net operating loss carryforwards, we have not provided interest or penalties on our unrecognized tax benefits. When required, we will report interest and penalties associated with income tax items as a part of income tax expense.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Income Taxes (Continued)

We are not aware of any items that will significantly increase or decrease our unrecognized tax benefits in the next 12 months.

15.    401(k) Plan

Our 401(k) plan covers all of our eligible employees. Under the plan, employees may contribute specified percentages or amounts of their eligible compensation, subject to certain Internal Revenue Service restrictions. For 2007, 2006 and 2005, the board of directors approved a discretionary matching contribution under the 401(k) plan for eligible employees having an aggregate value equal to up to seven percent of each such employee’s eligible compensation. For the both 2007 and 2006 matches, 100% of the matching contribution was in the form of fully vested shares of our common stock. For the 2005 match, 50% of the matching contribution was paid in cash, and 50% of the matching contribution was in the form of fully vested shares of our common stock. For the 2007 match, which was paid out January 2008, we issued a total of 368,944 shares of our common stock, which had an aggregate value of $3.2 million. For the 2006 match, which was paid out January 2007, we issued a total of 292,217 shares of our common stock with an aggregate value of $3.8 million. For the 2005 match, which was paid out in January 2006, we contributed a total of $1.3 million in cash and issued a total of 51,922 shares of our common stock, which stock had an aggregate value of $1.3 million.

16.    Quarterly Financial Data (Unaudited)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

	Fiscal 2007 Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share amounts)
Product sales, net	$11,989	$15,315	$18,419 *	$20,928
Total revenues	15,250	25,408	19,763	22,402
Gross profit on product sales	10,432	12,923	15,810	17,797
Restructuring charges	–	5,367	1,407	(11)
Loss from operations	(55,933)	(57,654)	(33,902)	(33,378)
Net loss	(55,056)	(57,598)	(34,221)	(34,131)
Basic and diluted net loss per share	$(0.93)	$(0.97)	$(0.58)	$(0.57)

	Fiscal 2006 Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share amounts)
Product sales, net	$–	$1,230	$8,164	$9,029
Total revenues	5,064	6,850	12,202	12,669
Gross profit on product sales	–	877	7,001	7,793
Loss from operations	(71,164)	(73,586)	(64,110)	(69,625)
Net loss	(70,474)	(73,093)	(62,694)	(68,060)
Basic and diluted net loss per share	$(1.57)	$(1.59)	$(1.23)	$(1.18)

*	Amount includes $1.1 million adjustment related to reduction in estimate of future product returns.

The quarterly financial information above has been individually rounded and may not sum to full year amounts.

Certain reclassifications have been made to prior period balances to conform to the current presentation.