Form 10-Q
period 2008-03-31
CV THERAPEUTICS INC
filed 2008-05-08
CIK 921506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 29, 2008, 60,728,164 shares of the registrant’s common stock, $.001 par value, were outstanding.

CV THERAPEUTICS, INC.

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$93,559	$91,599
Marketable securities	55,004	82,646
Accounts receivable	6,613	7,254
Inventories	22,458	23,371
Restricted cash	2,401	4,799
Prepaid and other current assets	7,501	6,401

Total current assets	187,536	216,070
Notes receivable from related parties	—	210
Property and equipment, net	18,205	19,131
Other assets	22,281	23,425

Total assets	$228,022	$258,836

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,413	$2,515
Accrued and other current liabilities	29,212	36,668

Total current liabilities	31,625	39,183
Convertible subordinated notes	399,500	399,500
Other liabilities	5,010	5,551

Total liabilities	436,135	444,234
Commitments and contingencies
Stockholders’ deficit:
Common stock	61	60
Additional paid-in-capital	1,091,320	1,082,178
Accumulated deficit	(1,299,779)	(1,267,880)
Accumulated other comprehensive income	285	244

Total stockholders’ deficit	(208,113)	(185,398)

Total liabilities and stockholders’ deficit	$228,022	$258,836

*	Derived from the audited consolidated financial statements for the year ended December 31, 2007

See accompanying notes

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
Product sales, net	$22,045	$11,989
Collaborative research	766	3,261

Total revenues	22,811	15,250

Costs and expenses:
Cost of sales	3,383	1,557
Research and development	17,245	27,178
Selling, general and administrative	32,450	42,448
Restructuring charges (credit)	(7)	—

Total costs and expenses	53,071	71,183

Loss from operations	(30,260)	(55,933)
Other income (expense), net:
Interest and other income, net	1,535	4,043
Interest expense	(3,174)	(3,166)

Total other income (expense), net	(1,639)	877

Net loss	$(31,899)	$(55,056)

Basic and diluted net loss per share	$(0.53)	$(0.93)

Shares used in computing basic and diluted net loss per share	60,556	58,953

See accompanying notes

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(31,899)	$(55,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,200	6,347
Depreciation and amortization, net	2,406	2,195
Impairment recognized for unrealized loss on marketable securities	78	3
Loss (gain) on the sale of available-for-sale securities	13	(15)
Forgiveness of related party notes receivable	17	—
Change in assets and liabilities:
Accounts receivable	641	(819)
Inventories	913	(2,903)
Prepaid and other current assets	(1,133)	(2,191)
Other assets	357	(14)
Accounts payable	(102)	(8,091)
Accrued and other liabilities	(5,219)	(10,248)
Deferred revenue	—	(93)

Net cash used in operating activities	(28,728)	(70,885)
Cash flows from investing activities
Purchases of marketable securities	(6,314)	—
Proceeds from sales of marketable securities	8,742	3,072
Maturities of investments	25,294	64,477
Capital expenditures	(339)	(887)

Net cash provided by investing activities	27,383	66,662
Cash flows from financing activities
Change in restricted cash	2,398	2,341
Proceeds from issuance of common stock through employee stock purchases and stock options	907	1,590

Net cash provided by financing activities	3,305	3,931

Net increase (decrease) in cash and cash equivalents	1,960	(292)
Cash and cash equivalents at beginning of period	91,599	77,638

Cash and cash equivalents at end of period	$93,559	$77,346

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

We currently promote Ranexa® (ranolazine extended-release tablets) with our national cardiovascular specialty sales force. Ranexa was approved by the U. S. Food and Drug Administration, or FDA, in the United States in January 2006 for the treatment of chronic angina in patients who have not achieved an adequate response with other antianginal drugs. We launched Ranexa 500 mg tablets in the United States in March 2006, and Ranexa 1000 mg tablets in the United States in August 2007.

In November 2007, the FDA accepted for filing and review our supplemental new drug application, or sNDA, for Ranexa submitted in September 2007, seeking expansion of the approved product labeling for Ranexa in the United States to include first line angina treatment and significant reduction in cautionary language. The FDA has administratively unbundled the original sNDA filing into three applications, all of which have an FDA Prescription Drug User Fee Act, or PDUFA, action date of July 27, 2008.

We are also developing other product candidates. In May 2007, we submitted a new drug application, or NDA, to the FDA seeking approval for Lexiscan™ (regadenoson) injection, a selective A2A -adenosine receptor agonist. In April 2008, we received FDA approval for Lexiscan™. Our collaborative partner, Astellas US LLC, or Astellas, is responsible for all commercialization of Lexiscan™ in North America.

Basis of Presentation

The accompanying condensed consolidated financial statements of CV Therapeutics, Inc. have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted. The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for, the interim periods presented. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007, which includes our audited consolidated financial statements and the notes thereto.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in the condensed consolidated financial statements and accompanying notes may not be the same as the results for the full year or any future period.

Principles of Consolidation

The condensed consolidated financial statements and accompanying notes include the accounts of our company and our wholly owned subsidiary, which is located in the United Kingdom. The functional currency of our wholly-owned subsidiary is the U.S. dollar. Foreign currency remeasurement gains and losses are recorded in the condensed consolidated statements of operations in accordance with Statement of Financial Accounting Standards (FAS) No. 52, Foreign Currency Translation. All intercompany transactions are eliminated in consolidation.

Use of Estimates and Reclassifications

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those assumptions and estimates.

Comprehensive Loss

Comprehensive loss consists of net loss plus the changes in unrealized gains and losses on available-for-sale investment securities. At each balance sheet date presented, our accumulated other comprehensive income consists solely of unrealized gains on available-for-sale investment securities. Comprehensive loss for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(31,899)	$(55,056)
Increase in unrealized losses on marketable securities	(50)	(30)
Reclassification adjustment for (gains) losses on marketable securities recognized in earnings	91	(12)

Comprehensive loss	$(31,858)	$(55,098)

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

We are also subject to credit risk from our accounts receivable related to our product sales. All product sales in the periods presented were derived from our lead approved product, Ranexa, and were made to customers within the United States.

The following table summarizes revenues from our customers who individually accounted for 10% or more of our gross product sales for the three months ended March 31, 2008, and 2007 (as a percentage of gross product sales):

	Three Months Ended March 31,
	2008	2007
Customers
McKesson Corporation	40%	40%
Cardinal Health, Inc.	32%	34%
AmerisourceBergen Corporation	22%	19%

The following table summarizes outstanding accounts receivable from our customers who individually accounted for 10% or more of our Ranexa accounts receivable (as a percentage of Ranexa accounts receivable from product sales):

	March 31,
	2008	2007
McKesson Corporation	43%	40%
Cardinal Health, Inc.	29%	33%
AmerisourceBergen Corporation	22%	20%

We have not experienced any significant credit losses on cash, cash equivalents, marketable securities or trade receivables to date and do not require collateral on receivables.

Certain of the materials we utilize in our operations are obtained through one supplier. Many of the materials that we utilize in our operations are made at one facility. Since the suppliers of key components and materials must be named in the NDA filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from our suppliers were interrupted for any reason, we may be unable to ship Ranexa or to supply any of our products in development for clinical trials.

Revenue Recognition

We recognize revenue from the sale of our products and collaborative research contract arrangements. Our revenue recognition policy has a substantial impact on our reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management.

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

Gross-to-Net Sales Adjustments

Gross-to-net adjustments against receivable balances primarily relate to chargebacks, cash discounts and product returns on our approved product Ranexa, and are recorded in the same period the related revenue is recognized resulting in a reduction to product sales revenue and the recording of product sales receivable net of allowance. Gross-to-net sales adjustment accruals related to managed care rebates, Medicaid rebates and distributor discounts are recognized in the same period the related revenue is recognized, resulting in a reduction to product sales revenue, and are recorded as other accrued liabilities.

These gross-to-net sales adjustments are based on estimates of the amounts owed or to be claimed on the related sales of our Ranexa product. These estimates take into consideration our historical experience, industry experience, current contractual and statutory requirements, specific known market events and trends such as competitive pricing and new product introductions, and forecasted customer buying patterns and inventory levels, including the shelf lives of our product. If actual future results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment. Our gross-to-net sales adjustments are as follows:

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

Chargebacks

Federal law requires that any company that participates in the Medicaid program must extend comparable discounts to qualified purchasers under the Public Health Services, or PHS, pharmaceutical pricing program. The PHS pricing program extends discounts to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. We also make our product available to authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs. The Veterans Health Care Act of 1992, or VHCA, establishes a price cap, known as the “federal ceiling price,” for sales of covered drugs to the Veterans Administration, the Department of Defense, the Coast Guard, and the PHS. Specifically, our sales to these federal groups are discounted by a minimum of 24% compared to the average manufacturer price we charge to non-federal customers. These federal groups purchase product from the wholesale distributors at the discounted price; the wholesale distributors then charge back to us the difference between the current retail price and the price the federal entity paid for the product.

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

Product Returns

Our product returns allowance is primarily based on estimates of future product returns over the period during which wholesale distributors have a right of return, which in turn is based in part on estimates of the remaining shelf life of our product. Once packaged as finished goods, Ranexa 500 mg tablets currently have a shelf life of 48 months from the date of tablet manufacture, and Ranexa 1000 mg tablets currently have a shelf life of 24 months from the date of tablet manufacture. We allow wholesale distributors and pharmacies to return unused product stocks that are within six months before and up to one year after their expiration date for a credit at the then-current wholesale price. At the time of sale, we estimate the quantity and value of goods that may ultimately be returned pursuant to these rights.

As Ranexa is a relatively recently approved product, we estimate future product returns based on the industry trends for other products with similar characteristics and similar return policies. Our actual experience and the qualitative factors that we use to determine the necessary reserve for product returns are susceptible to change based on unforeseen events and uncertainties. In the year ended December 31, 2007, we reduced our estimate for future product returns for the Ranexa 500 mg product, which resulted in our recognizing an additional $1.1 million of net revenue for the year ended December 31, 2007 relating to amounts previously recorded in 2006 and the first half of 2007. We will continue to assess the trends that could affect our estimates and make changes to the allowance each reporting period as needed.

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

The following table summarizes revenue allowance activity for the three months ended March 31, 2008 (in thousands):

	Contract Sales Discounts (1)	Product Returns (2)	Cash Discounts	Total
Balance at December 31, 2007	$(5,072)	$(2,091)	$(212)	$(7,375)
Revenue allowances:
Current period	(3,400)	(588)	(531)	(4,519)
Payments and credits	3,111	—	531	3,642

Balance at March 31, 2008	$(5,361)	$(2,679)	$(212)	$(8,252)

(1)	Includes certain customary launch related discounts, managed care rebates, Medicaid rebates, chargebacks and distributor discounts.

(2)	Reserve for return of expired products.

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

Recent Accounting Pronouncements

In November 2007, the EITF ratified a consensus on EITF 07-1, Accounting for Collaborative Arrangements (EITF 07-1), which requires participants in a collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period an income statement is presented. EITF 07-1 is effective beginning in the first quarter of fiscal year 2009. We are currently evaluating the potential impact, if any, of the adoption of EITF 07-1 on our consolidated results of operations and financial condition.

In June 2007, the Financial Accounting Standards Board, or FASB, ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have a material impact on our consolidated results of operations and financial condition.

2. Fair Value Measurements

Effective January 1, 2008, we adopted FAS No. 157, Fair Value Measurements (FAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of FAS 157 with respect to our financial assets and liabilities only. FAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition.

In accordance with FAS 157, the following table represents our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$78,927	$—	$—	$78,927
Commercial paper	—	18,399	—	18,399
U.S. government sponsored enterprise securities	—	17,610	—	17,610
Asset backed securities	—	1,128	—	1,128
Corporate bonds	—	29,933	—	29,933
Held-to-maturity	2,401	—	—	2,401

Total	$81,328	$67,070	$—	$148,398

We also hold non-marketable investments in several privately held companies, with a carrying value of approximately $6.2 million. These investments are carried at cost less impairment to fair value when applicable. The valuation of these non-marketable equity securities is based upon significant unobservable inputs. Our estimation process for the valuation of these securities includes reviewing the current financial statements of our investees, evaluating the financial resources of the investee to sustain their current level of operations, inquiring about planned financing activities, monitoring the investees achievement of business plan objectives or milestones, and reviewing any other developments that would impact the valuation of our investment. In estimating the fair value of our non-marketable investments, we also evaluate prices of new rounds of financing if available.

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

	Three months ended March 31,
	2008	2007
Cost of sales	$—	$2
Research and development	1,410	1,963
Selling, general and administrative	3,681	4,255

Total	$5,091	$6,220

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2008 under all our stock compensation plans:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2007	9,182	$20.87
Granted	132	8.51
Exercised	(11)	9.18
Forfeited or expired	(118)	15.82

Options outstanding at March 31, 2008	9,185	$20.77	6.4 years	$91.8

Exercisable at March 31, 2008	6,646	$24.70	5.3 years	$91.8

As of March 31, 2008, there was $15.5 million of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 2.5 years.

Employee Stock Purchase Plan

For the three months ended March 31, 2008 and 2007, respectively, we recorded approximately $1.1 million of compensation expense for each period related to the ESPP. During the three months ended March 31, 2008 and 2007, 124,819 and 124,738 shares respectively, were purchased under the ESPP.

Restricted Stock Units

Our stock compensation plans permit the granting of restricted stock and/or RSUs.

The following table presents a summary of the status of our nonvested RSUs for the three months ended March 31, 2008:

Nonvested RSUs	Outstanding RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Balance at December 31, 2007:	1,870	$12.87
Granted	—	—
Vested	(151)	14.52
Forfeited	(64)	11.96

Balance at March 31, 2008:	1,655	$12.76

As of March 31, 2008, there was approximately $21.1 million of total unrecognized compensation cost related to all nonvested RSUs granted under our stock compensation plans. That cost is expected to be recognized over a period of 2.2 years.

Stock Appreciation Rights

As of March 31, 2008, there was approximately $0.2 million of total unrecognized compensation cost related to nonvested SARs. That cost is expected to be recognized over a period of 0.75 years. We recorded less than $0.1 million and $0.4 million of compensation expense related to these SARs in the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 payments to date have been less than $0.1 million related to the 2005 SAR grants.

Valuation Assumptions

The fair value of our options granted to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three Months Ended March 31,
	2008	2007
Expected life (years)	6.5	6.2
Risk-free interest rate	2.5%	4.7%
Volatility	61%	60%

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

4. Inventories

The components of inventory were as follows (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$2,466	$2,469
Work in process	17,626	17,960
Finished goods	2,366	2,942

Total	$22,458	$23,371

5. Restructuring charges

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

The following table summarizes the accrual balance and utilization by cost type for the restructuring (in thousands):

	Excess Facilities Costs		Employee Severance and Benefits	Other Restructuring Costs	Total
Balance as of December 31, 2007	$1,264		$4	$3	$1,271
Restructuring charges accrued
Cash payments	(190	)*	—	—	(190)
Adjustments	—		(4)	(3)	(7)

Balance as of March 31, 2008	1,074		—	—	1,074
Less current portion	(758	)*	—	—	(758)

Long-term portion as of March 31, 2008	$316		$—	$—	$316

*	Fair value of cash payments less sublease payments received.

6. Subsequent Events

In April 2008, we received FDA approval of Lexiscan™ for use as a pharmacologic agent in myocardial perfusion imaging studies in patients unable to undergo adequate exercise stress. As a result of reaching this milestone, in April 2008, we received a $12.0 million milestone payment from Astellas. Under the terms of our collaborative agreement with Astellas, the product will be marketed by Astellas with an expected launch in 2008 in the United States.

In April 2008, we entered an agreement with an affiliate of TPG-Axon Capital, or TPG-Axon, under which TPG-Axon will pay us up to $185.0 million in exchange for 50 percent of our royalty rights on North American sales of Lexiscan™. Upon closing of this transaction in April 2008, we received $175.0 million from TPG-Axon and could receive an additional milestone payment of $10.0 million upon achievement of a commercial milestone. We retain rights to the other 50 percent of royalty revenue from North American sales of Lexiscan™. In addition, we may also receive royalties on another Astellas product under the terms of our collaborative agreement with Astellas, and we have retained all of the rights to such potential royalties.

In December 2006, we submitted a marketing approval application for ranolazine to the European regulatory authorities. In April 2008, the European regulatory authorities issued a positive opinion with respect to the marketing approval application for ranolazine for use with chronic angina, subject only to formal approval by the European Union, which is expected in June 2008.

In May 2008, we repurchased $4.5 million of our outstanding $150.0 million principal amount of our 2.75% Senior Convertible Subordinated Debentures due 2012.

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

These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially, including but not limited to: early stage of development; regulatory review and approval of our products or product candidates; the conduct, timing, and results of clinical trials; commercialization of products; market acceptance of products; product labeling; reliance on third parties including collaborative partners and contract manufacturers; liquidity; intellectual property claims; and other risks discussed under the heading “Item 1A. Risk Factors.” You should be aware that the occurrence of any of the events discussed under the heading “Item 1A. Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that, if any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

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

Major Developments in the Quarter

•

For the quarter ended March 31, 2008, our total revenues were $22.8 million, an increase of 49% from total revenues of $15.3 million in the first quarter of 2007, and our net loss was $31.9 million, a decrease of 42% from a net loss of $55.1 million in the first quarter of 2007.

•

Net product sales of Ranexa for the quarter ended March 31, 2008 were $22.0 million which represents an increase of 5%, compared to $20.9 million of net product sales revenue recorded in the quarter ended December 31, 2007 and an increase of 83% compared to the $12.0 million of net product sales in the same quarter from the prior year.

Subsequent Events

•

In May 2007, we submitted an NDA for Lexiscan™ to the FDA. In April 2008, we received FDA approval of Lexiscan™ for use as a pharmacologic agent in myocardial perfusion imaging studies in patients unable to undergo adequate exercise stress. Under the terms of our collaborative agreement with Astellas, the product will be marketed by Astellas with an expected launch in 2008 in the United States.

•

In April 2008, we entered an agreement with an affiliate of TPG-Axon under which TPG-Axon will pay us up to $185.0 million in exchange for 50 percent of our royalty rights on North American sales of Lexiscan™. Upon closing of this transaction in April 2008, we received $175.0 million from TPG-Axon and we could receive an additional milestone payment of $10.0 million upon achievement of a commercial milestone. We retain rights to the other 50 percent of royalty revenue from North American sales of Lexiscan™. In addition, we may also receive royalties on another Astellas product under the terms of our collaborative agreement with Astellas, and we have retained all of the rights to such potential royalties.

•

In December 2006, we submitted a marketing approval application for ranolazine to the European regulatory authorities. In April 2008, the European regulatory authorities issued a positive opinion with respect to the marketing approval application for ranolazine for use with chronic angina, subject only to formal approval of the approved product by the European Union in June 2008.

Developments Expected in the Future

•	We expect to receive formal approval of the product ranolazine by the European Union in June 2008.

•

In November 2007, the FDA accepted for filing and review our sNDA for Ranexa submitted in September 2007, seeking expansion to the approved product labeling for Ranexa in the United States to include first line angina treatment and significant reductions in cautionary language. In addition, at the FDA’s request we have paid additional PDUFA user fees, and the FDA has administratively unbundled the original sNDA filing into three applications (all of which have an FDA PDUFA action date of July 27, 2008), including an sNDA under review by the FDA division of cardiovascular and renal products seeking to expand the product indication to include first line angina treatment, an sNDA under review by the FDA division of cardiovascular and renal product to evaluate the approval of potential anti-arrhythmic product labeling claims in patients with coronary artery disease, and an NDA under review by the FDA division of metabolism and endocrinology products to provide for clinical review of the proposed product labeling claims relating to the reduction of hemoglobin A1c, or HbA1c, in coronary artery disease patients with diabetes.

Economic and Industry-wide Factors

We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory approvals, market acceptance of our products, reliance on collaborative partners, enforcement of patent and proprietary rights, continued operating losses, fluctuating operating results, the need for future capital, potential competition, use of hazardous materials and retention of key employees. In order for a product to be commercialized, it is necessary for us and, in some cases, our collaborative partners, to conduct preclinical tests and clinical trials, demonstrate the efficacy and safety of our product candidate to the satisfaction of regulatory authorities and potential customers, obtain marketing approval (and, in some cases, pricing approval) from regulatory authorities, enter into manufacturing, distribution and marketing arrangements, achieve market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate sufficient revenues to achieve or sustain profitability in the future.

Marketed Products

We currently promote Ranexa with our national cardiovascular specialty sales force of approximately 170 personnel. Ranexa was approved in the United States in January 2006 for the treatment of chronic angina in patients who have not achieved an adequate response with other antianginal drugs. Ranexa represents the first new pharmaceutical approach to treat angina in the United States in more than 20 years. We launched Ranexa 500 mg tablets in the United States in March 2006, and Ranexa 1000 mg tablets in the United States in August 2007.

In April 2008, we received FDA approval of Lexiscan™ for use as a pharmacologic agent in myocardial perfusion imaging studies in patients unable to undergo adequate exercise stress. As a result of reaching this milestone, in April 2008 we received a $12.0 million milestone payment from Astellas. The product will be marketed by Astellas with an expected launch in 2008 in the United States.

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

Revenue under our collaborative research arrangements is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front license payments, periodic milestone payments and reimbursements for research activities. For multiple element arrangements, we follow the guidance of Emerging Issues Task Force Issue (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables. For these arrangements, we generally are not able to identify evidence of fair value for the undelivered elements and we therefore recognize any consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the performance period. Up-front or milestone payments which are still subject to future performance requirements are recorded as deferred revenue and are amortized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate performance period based on research progress attained and certain events, such as changes in the regulatory and competitive environment. Revenues related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed. Cost-sharing payments received from collaborative partners for a proportionate share of our and our partner’s combined research and development (R&D) expenditures pursuant to the underlying agreement are presented in the consolidated statement of operations as collaborative research revenue.

Gross-to-Net Sales Adjustments

Revenues from product sales on our approved product Ranexa are recorded net of sales adjustments for estimated managed care rebates and Medicaid rebates, chargebacks, product returns, wholesale distributor discounts and cash discounts, all of which are established at the time of sale. These gross-to-net sales adjustments are based on estimates of the amounts owed or to be claimed on the related sales. In order to prepare our consolidated financial statements, we are required to make estimates regarding the amounts earned or to be claimed on the related product sales, including the following:

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

All of the aforementioned categories of gross-to-net sales adjustments are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could materially affect our results of operations or financial position. As of March 31, 2008, our consolidated balance sheet reflected estimated gross-to-net sales reserves and accruals totaling approximately $8.3 million.

The following table summarizes revenue allowance activity for Ranexa for the three months ended March 31, 2008 (in thousands):

	Contract Sales Discounts (1)	Product Returns (2)	Cash Discounts	Total
Balance at December 31, 2007	$(5,072)	$(2,091)	$(212)	$(7,375)
Revenue allowances:
Current period	(3,400)	(588)	(531)	(4,519)
Payments and credits	3,111	—	531	3,642

Balance at March 31, 2008	$(5,361)	$(2,679)	$(212)	$(8,252)

(1)	Includes certain customary launch related discounts, distributor discounts, Medicaid rebates, managed care rebates and chargebacks.

(2)	Reserve for return of expired products.

Changes in actual experience or changes in other qualitative factors could cause our gross-to-net sales adjustments to fluctuate, particularly with relatively recently launched products, such as Ranexa. We review the rates and amounts in our gross-to-net sales adjustments each reporting period. If future estimated rates and amounts are significantly greater than those reflected in our recorded reserves, the resulting adjustments to those reserves would decrease our reported net revenues. Conversely, if actual returns, rebates and chargebacks are significantly less than those reflected in our recorded reserves, the resulting adjustments to those accruals or reserves would increase our reported net revenue. If we changed our assumptions and estimates, our gross-to-net sales adjustments would change, which would impact the net revenues we report. For example, we estimate our returns reserved as a percentage of product sales. If we had increased or decreased that returns reserve by 1% in the three months ended March 31, 2008, the cumulative financial statement impact, since launch to date, in that year would have been $1.3 million.

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

Inventories

We expense costs relating to the production of inventories in the period incurred until such time as we receive an approval letter from the FDA for a new product or product configuration that we commercialize (such as Ranexa), and then we begin to capitalize the subsequent inventory costs relating to that product configuration. Prior to the FDA approval of Ranexa for commercial sale in January 2006 by the FDA, we had expensed all costs associated with the production of Ranexa as R&D expense. Subsequent to receiving approval for Ranexa, we capitalized the subsequent costs of manufacturing the commercial configuration of Ranexa as inventory, including costs to convert existing raw materials to active pharmaceutical ingredient and costs to tablet, package and label previously manufactured inventory whose costs had already been expensed as R&D. Until we sell the inventory for which a portion of the costs were previously expensed, the carrying value of our inventories and our cost of sales will reflect only incremental costs incurred subsequent to the approval date. Inventory which was previously expensed was $6.2 million as of March 31, 2008. We continue to expense costs associated with non-approved configurations of Ranexa and clinical trial material as R&D expense.

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

Valuation of Investments

We review and analyze our marketable securities portfolio, to determine whether declines in the fair value of our marketable securities that were below amortized cost were other-than-temporary. For the three months ended March 31, 2008, we recorded a charge of approximately $0.1 million related to this other-than-temporary impairment.

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

As of March 31, 2008, we held approximately $6.2 million in non-marketable investments. Our non-marketable investments consist of investments in privately held companies which are carried at cost, less impairments to fair value when applicable. The valuation of these non-marketable equity securities is based upon significant unobservable inputs. Our estimation process for the valuation of these securities includes reviewing the current financial statements of our investees, evaluating the financial resources of the investee to sustain their current level of operations, inquiring about planned financing activities, monitoring the investees achievement of business plan objectives or milestones, and reviewing any other developments that would impact the valuation of our investment. In estimating the fair value of our non-marketable investments, we also evaluate prices of new rounds of financing if available.

Results of Operations

Revenues

Revenues and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended March 31,		Change from prior year
	2008	2007	$	%
Product sales, net	$22.0	$12.0	$10.0	83%
Collaborative research	0.8	3.3	(2.5)	(76)%

Total revenues	$22.8	$15.3	$7.5	49%

Product sales, net were $22.0 million in the three months ended March 31, 2008 compared to $12.0 million in the three months ended March 31, 2007 as a result of increased volumes of Ranexa product sales.

Collaboration research revenue was $0.8 million in the three months ended March 31, 2008 compared to $3.3 million in the three months ended March 31, 2007. The decrease in collaborative research revenues was primarily due to a decrease in the amount of reimbursable development costs incurred in connection with the completion of the development of Lexiscan™ under our collaboration agreement with Astellas. We expect collaborative revenue to decline since Lexiscan™ was approved by the FDA in April 2008 and we are not required to conduct any further development work under the collaboration agreement.

We currently expect our revenue will increase in 2008 over 2007 levels due to increased Ranexa product sales, royalty revenue from Lexiscan™ and possible royalty revenue on another product of Astellas, offset in part by lower collaboration revenue.

Cost of Sales

Cost of sales and dollar and percentage changes as compared to the same period of the prior year are as follows (dollar amounts are presented in millions):

	Three months ended March 31,		Change from prior year
	2008	2007	$	%
Cost of sales	$3.4	$1.6	$1.8	113%

Cost of sales as a percentage of net product sales was 15% and 13% respectively, for the three months ended March 31, 2008 and 2007, respectively. Cost of sales includes the cost of product (the cost to manufacture Ranexa, which includes material, labor and overhead costs) as well as costs of logistics and distribution of the product and a royalty owed to Roche Palo Alto LLC (formerly Syntex (U.S.A) Inc.) or Roche, based on net product revenue as defined in our license agreement with Roche relating to ranolazine. Until receiving FDA approval of Ranexa in January 2006, all costs associated with the manufacturing of Ranexa were included in R&D expenses when incurred. Consequently, the cost of manufacturing Ranexa reflected in our total costs and expenses in 2006, and for some period thereafter, will not reflect the full cost of production because a portion of the raw materials, labor and overhead costs incurred to produce the product sold were previously expensed. For these reasons, we currently anticipate that our margin on sales of Ranexa will continue to fluctuate from quarter to quarter during 2008 and for some period thereafter. Cost of sales as a percentage of net product sales would have been 20% and 18% in the three months ended March 31, 2008 and 2007, respectively, excluding the benefit of previously expensed inventory. Inventory that was previously expensed was $6.2 million as of March 31, 2008.

Research and Development Expenses

R&D expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended March 31,		Change from prior year
	2008	2007	$	%
Research and development expenses	$17.2	$27.2	$(10.0)	(37)%

R&D expenses decreased 37% to $17.2 million in the three months ended March 31, 2008 compared to $27.2 million in the same period in the prior year. The decrease in R&D expenses resulted primarily from lower clinical trial expenses related primarily to the completion of the MERLIN TIMI-36 study of Ranexa, lower regadenoson R&D expenses and lower personnel related expenses in our R&D organization.

We currently expect our R&D expenses to be lower in 2008 compared to 2007, due to the completion of the MERLIN-TIMI-36 study and the FDA approval of Lexiscan™ as well as the restructuring plan implemented in May 2007.

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

	Three months ended March 31,
	2008	2007
Ranolazine	$7.2	$13.6
Regadenoson	1.5	5.0
Other projects	8.5	8.6

Total R&D expense	$17.2	$27.2

Selling, General and Administrative Expense

Selling, general and administrative expenses, or SG&A, and dollar and percentage changes as compared to the same period of the prior year are as follows (dollar amounts are presented in millions):

	Three months ended March 31,		Change from prior year
	2008	2007	$	%
Selling, general and administrative expenses	$32.5	$42.4	$(9.9)	(23)%

SG&A expenses decreased 23% to $32.5 million for the three months ended March 31, 2008 compared to $42.4 million in the three months ended March 31, 2007. The decrease was primarily due to lower external marketing expenses relating to Ranexa and a reduction of personnel related expenses in the sales and marketing organization related to the restructuring plan implemented in May 2007.

We currently expect our SG&A expenses to be lower in 2008 compared to 2007, due to the restructuring plan implemented in May 2007.

Interest and Other Income, Net

Interest and other income, net and dollar and percentage changes as compared to the same period of the prior year are as follows (dollar amounts are presented in millions):

	Three months ended March 31,		Change from prior year
	2008	2007	$	%
Interest and other income, net	$1.5	$4.0	$(2.5)	(63)%

Interest and other income, net declined $2.5 million in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to lower investment balances and declining interest rates.

We currently expect interest and other income, net, to fluctuate in the future with changes in average investment balances and market interest rates.

Interest Expense

Interest expense and dollar and percentage changes as compared to the same period of the prior year are as follows (dollar amounts are presented in millions):

	Three months ended March 31,		Change from prior year
	2008	2007	$	%
Interest expense	$3.2	$3.2	$0.0	0%

Interest expense in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was flat due to constant average convertible subordinated note balances.

Taxes

We have not generated taxable income to date. As of December 31, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $815.6 million, a portion of which will expire in 2008. We also have California net operating loss carryforwards of approximately $548.9 million, a portion of which will expire in 2008. We also have California R&D tax credits of $8.0 million. The California research credits can be carried forward indefinitely.

Utilization of our net operating losses are subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. As a result of annual limitations, a portion of these carryforwards will expire before becoming available to reduce such federal and state income tax liabilities.

Liquidity and Capital Resources

	As of
(in millions)	March 31, 2008	December 31, 2007
Cash, cash equivalents and marketable securities	$148.6	$174.2

	Three months ended March 31,
	2008	2007
Cash flows:
Net cash used in operating activities	$(28.7)	$(70.9)
Net cash provided by investing activities	$27.4	$66.7
Net cash provided by financing activities	$3.3	$3.9

We have financed our operations since inception primarily through public offerings and private placements of debt and equity securities and payments under collaboration agreements.

As of March 31, 2008, we had cash, cash equivalents and marketable securities of $148.6 million, compared to $174.2 million at December 31, 2007. In April 2008, we received a $12.0 million milestone payment from Astellas in association with the FDA approval of Lexiscan™. Also, in April 2008, we received $175.0 million from an affiliate of TPG-Axon in exchange for rights to 50 percent of our royalty on North American sales of Lexiscan™ and we could receive an additional milestone payment of $10.0 million upon achievement of a commercial milestone. We currently expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercial activities for at least 12 months. However, our estimates of future capital use are uncertain (in part because they are dependent on product revenue assumptions), and changes in our commercialization plans, partnering activities, regulatory requirements and other developments may impact our revenues, increase our rate of spending or otherwise decrease the period of time our available resources will fund our operations. We currently expect total costs and expenses, not including cost of sales, to be between $200.0 million and $220.0 million for the full fiscal 2008 year, compared to $254.0 million for the full fiscal 2007 year. With the completion of the MERLIN TIMI-36 clinical study and the FDA approval of Lexiscan™, we currently expect our R&D expenses to be lower in 2008 compared to 2007. We also expect our SG&A expenses to be lower in 2008 compared to 2007. With the funds received from TPG-Axon for 50 percent of our royalty on North American sales of Lexiscan™ and the milestone payment from Astellas, we believe we have the funds to become cash flow positive and meet certain debt repurchase obligations related to our 2.0% senior subordinated convertible debentures due in 2023, which are putable in 2010, both without requiring additional capital market financing or partnership dollars. However, even with the reductions in operating expenses achieved in 2007 which we expect to maintain into 2008, we cannot be certain that we will generate sufficient product and contract revenues in the near term to achieve profitability or to fully fund our operations, including our research, development and commercialization activities relating to our lead product Ranexa and our product candidates. Thus we may require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships or licensing arrangements in order to continue our research, development and commercialization activities. Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may among other things have to delay, scale back or eliminate some or all of our R&D programs or commercialization activities.

In April 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd. (Azimuth), which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8% of the daily volume weighted average price of our common stock, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement ends May 1, 2009 and in 2006, Azimuth purchased an aggregate 2,744,118 shares for proceeds, net of issuance costs, of approximately $39.8 million under the purchase agreement. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 6,266,286 shares remaining for sale under the purchase agreement were sold at the $7.13 closing price of our common stock on March 31, 2008 (and assuming that Azimuth agreed to purchase our common stock at this price), the maximum additional aggregate net proceeds, assuming the largest possible discount, that we could receive under the purchase agreement with Azimuth would be approximately $42.0 million.

Net cash used in operating activities of $28.7 million for the three months ended March 31, 2008 was primarily the result of our net loss adjusted for changes in accrued and other liabilities primarily related to year-end payouts for certain compensation-related accruals and prepaid and other current assets. These were offset in part by non-cash expenses primarily related to stock-based compensation and depreciation, changes in inventories, accounts receivable and other assets. Net cash used in operating activities of $70.9 million for the three months ended March 31, 2007 was primarily a result of our net loss adjusted for changes in accrued and other liabilities primarily related to year-end payouts for certain compensation-related accruals and payments to our clinical trial vendors related to the MERLIN TIMI-36 clinical study, accounts payable, cash used in inventory production and prepaid and other current assets. These were offset in part by changes in non-cash expenses primarily related to stock-based compensation and depreciation.

Net cash provided by investing activities of $27.4 million in the three months ended March 31, 2008 consisted of maturities and sales of marketable securities of $34.0 million offset by purchases of marketable securities of $6.3 million and capital expenditures of $0.3 million. Net cash provided by investing activities of $66.7 million in the three months ended March 31, 2007 consisted of maturities and sales of marketable securities of $67.5 million offset by capital expenditures of $0.9 million. In the future, net cash provided by or used in investing activities may fluctuate from period to period due to the timing of maturities, sales or purchases of marketable securities and payments for capital expenditures.

Net cash provided by financing activities of $3.3 million in the three months ended March 31, 2008 was related to changes in the restricted cash balance associated with an interest payment on our debt and net proceeds from stock issued through our ESPP and exercises of employee stock options. Net cash provided by financing activities of $3.9 million in the three months ended March 31, 2007 was related to changes in the restricted cash balance associated with an interest payment on our debt and net proceeds from stock issued through our ESPP and exercises of employee stock options.

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

Contractual Obligations and Significant Commercial Commitments

The following summarizes our contractual obligations and the periods in which payments are due as of March 31, 2008 (in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter
Convertible notes (1) (2)	$448.9	$8.6	$11.0	$109.0	$9.0	$156.9	$154.4
Manufacturing obligations (3)	5.9	3.1	2.8	—	—	—	—
Operating leases (4)	76.0	9.3	13.4	15.2	15.4	8.4	14.3

	$530.8	$21.0	$27.2	$124.2	$24.4	$165.3	$168.7

(1)	“Convertible notes” consist of principal and interest payments on our 2.0% senior subordinated convertible debentures due 2023, our 2.75% senior subordinated convertible notes due 2012 and our 3.25% senior subordinated convertible notes due 2013.

(2)	The holders of our 2.0% senior subordinated convertible debentures due 2023, at their option, may require us to repurchase all or a portion of their debentures on May 16, 2010, May 16, 2013 and May 16, 2018, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. The principal for these debentures is shown in the “2010” column.

(3)	“Manufacturing obligations” include significant non-cancelable orders and minimum commitments under our agreements related to the manufacture of Ranexa.

(4)	“Operating leases” consists of minimum lease payments related to real estate leases for our facilities covering 186,000 square feet less payments received for the sublease of 10,740 square feet. These leases expire between April 2012 and April 2016. One of the leases is secured by a $6.0 million irrevocable letter of credit. The sublease agreement expires August 2009.

The table above excludes any commitments that are contingent upon future events.

We have a commitment related to our license agreement with Roche for ranolazine. Under our license agreement, as amended, relating to ranolazine, we are obligated to make certain payments to Roche. Within 30 days of approval of Ranexa in a second major market country (France, Germany, Italy, the United States and the United Kingdom), we will owe a second payment of $9.0 million to Roche. We are also obligated to make an additional $3.0 million payment to Roche within 30 days of the approval of a new drug application or equivalent in Japan. Within 30 days of the approval of the first supplemental new drug application for an indication other than a cardiovascular indication in a major market country or Japan, we are obligated to pay Roche an additional $5.0 million. We are also obligated to make royalty payments to Roche on worldwide net product sales of any licensed products, including any net product sales in Asia.

Under our license and settlement agreement with another vendor, we are obligated to pay this vendor $4 per kilogram on future ranolazine API manufactured until the total amount paid reaches $12.0 million. As of March 31, 2008, we have paid $5.6 million to this vendor.

We have a commitment related to our license agreement with PTC Therapeutics, Inc., or PTC. If we license and commercialize a product based on all selected targets during the term of the agreement, PTC could earn milestone payments from us if specified development, regulatory and commercial goals set forth in the agreement are achieved.

Risks and Uncertainties Related to Our Future Capital Requirements

We have experienced significant operating losses since our inception in 1990, including net losses of $31.9 million for the three months ended March 31, 2008, $181.0 million in 2007, $274.3 million in 2006 and $228.0 million in 2005. As of March 31, 2008, we had an accumulated deficit of $1,299.8 million. The process of developing and commercializing our products requires significant R&D work, including preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. We have only two approved products. Our lead product is Ranexa® (ranolazine extended-release tablets), which we sell ourselves in the United States. Our other approved product is Lexiscan™ (regadenoson) injection, which was approved by the FDA in April 2008. This product will be sold by our collaborative partner Astellas US LLC in the United States, under an arrangement pursuant to which we will receive a percentage of net sales. To date, the revenues we have recognized including those relating to our lead approved product, Ranexa, have been limited, and have not been sufficient for us to achieve profitability or fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. We may not be able to achieve or sustain profitability or maintain operations at our current levels or at all.

As we have transitioned from a R&D-focused company to a company with commercial operations and revenues, we expect that our operating results will continue to fluctuate. Our expenses, including payments owed by us under licensing, collaborative or manufacturing arrangements, are highly variable and may fluctuate from quarter to quarter. Our product revenues are unpredictable and may fluctuate due to many factors, many of which we cannot control. For example, our ability (and the ability of our collaborative partners, including Astellas with Lexiscan™) to market and sell our products will depend significantly on the market acceptance of our products as well as the extent to which reimbursement for the cost of our products will be available from government health administration authorities, private health insurers and other organizations.

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

Our future capital requirements and our ability to raise capital in the future will depend on many other factors, including our product revenues, the costs of commercializing our products, progress in our R&D programs, the size and complexity of these programs, the timing, scope and results of preclinical studies and clinical trials, our ability to establish and maintain collaborative partnerships (and the ability of our collaborative partners to develop and commercialize products, including Biogen Idec, Inc. in the case of Adentri™, which is not approved for any use, and Astellas in commercializing Lexiscan™ now that it has been approved by the FDA), the time and costs involved in obtaining regulatory approvals (including FDA action with respect to the three applications related to Ranexa that have an FDA PDUFA date of July 27, 2008), the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing commercial and clinical materials and other factors not within our control. If we are not able to obtain FDA approval of application(s) for Ranexa under review, or if the FDA approves revised product labeling that negatively impacts market acceptance of that product, our ability to generate product revenues, our ability to raise additional capital and our ability to maintain our current levels of research, development and commercialization activities will all be materially impaired. Insufficient funds may require us to delay, scale back or eliminate some or all of our research, development or commercialization programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern.

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

Other Information

In February 2008, we announced that in accordance with Nasdaq Marketplace Rule 4350, we granted 19 non-executive officer employees inducement stock options covering an aggregate of 119,200 shares of common stock under our 2004 Employment Commencement Incentive Plan. All of these inducement stock options are classified as non-qualified stock options with an exercise price equal to the fair market value on the grant date. The options have a ten-year term and vest over four years. Except as otherwise described below, the options will vest as follows: 20% of these options will vest on the date one year from the optionee’s hire date, 20% of the options will vest in monthly increments during each of the second and third years, and 40% of the options will vest in monthly increments during the fourth year. One of the options vests as follows: 25 percent of this option will vest on the date one year from the optionee’s hire date and 25 percent of the option will vest in monthly increments during each of the second, third and fourth years. This option also includes individual performance triggers that could result in accelerated vesting of the option. All options are subject to the terms and conditions of our 2004 Employment Commencement Incentive Plan.

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

Our long-term debt at March 31, 2008 includes $100.0 million of our 2.0% senior subordinated convertible debentures due May 2023, $150.0 million of our 2.75% senior subordinated convertible notes due May 2012, and $149.5 million of our 3.25% senior subordinated convertible notes due August 2013. Interest on the 2.0% senior subordinated convertible debentures is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 2.75% senior subordinated convertible notes is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 3.25% senior subordinated convertible notes due 2013 is fixed and payable semi-annually on February 16 and August 16 each year. All the notes and debentures are convertible into shares of our common stock at any time prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events.

The table below presents the amounts and related average interest rates of our investment portfolio and our long-term debt as of March 31, 2008:

($ in thousands)	Average Interest Rate	Estimated Market Value
Cash equivalents:
Fixed rate	3.00%	$12,066
Variable rate	1.30%	78,927
Marketable securities portfolio:
Fixed rate (mature in 2008)	4.53%	40,624
Variable rate (mature in 2008)	2.63%	1,996
Fixed rate (mature in 2009)	5.36%	12,385
Long-term debt:
Senior subordinated convertible debentures due 2023	2.00%	85,880
Senior subordinated convertible notes due 2012	2.75%	74,750
Senior subordinated convertible notes due 2013	3.25%	73,380

Foreign Currency Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our European subsidiary in the United Kingdom. At the end of each reporting period, expenses of the subsidiary are remeasured into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are remeasured into U.S. dollars using either historical rates or the exchange rate in effect at the end of the period. Additionally, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies. In particular, we have foreign expenses associated with our clinical studies, such as the MERLIN-TIMI 36 clinical trial of Ranexa. We currently do not hedge against this foreign currency risk. Fluctuations in exchange rates may impact our financial condition and results of operations. For the three months ended March 31, 2008 and 2007, we incurred $1.0 million and $3.6 million of non-U.S. dollar expenses, respectively. As reported in U.S. dollars, our foreign currency losses for the three months ended March 31, 2008 and 2007 were less than $0.1 million.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and utilized, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating disclosure controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting:

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Risk Factors Relating to Our Business

We expect to continue to operate at a loss, we may not be able to maintain our current levels of research, development and commercialization activities, and we may never achieve profitability.

We have experienced significant operating losses since our inception in 1990, including net losses of $31.9 million for the quarter ended March 31, 2008, $181.0 million in 2007, $274.3 million in 2006, and $228.0 million in 2005. As of March 31, 2008, we had an accumulated deficit of $1,299.8 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. We have only two approved products. Our lead product is Ranexa® (ranolazine extended-release tablets), which we sell ourselves in the United States. Our other approved product is Lexiscan™ (regadenoson) injection, which was approved by the FDA in April 2008. This product will be sold by our collaborative partner, Astellas US LLC, in the United States, under an arrangement pursuant to which we will receive a percentage of net sales. To date, the product revenues we have recognized, including those relating to our lead approved product, Ranexa, have been limited, and have not been sufficient for us to achieve profitability or fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. We may not be able to achieve or sustain profitability or maintain operations at our current levels or at all.

Our operating results are subject to fluctuations that may cause our stock price to decline.

As we have transitioned from a research and development-focused company to a company with commercial operations and revenues, we expect that our operating results will continue to fluctuate. Our expenses, including payments owed by us under licensing, collaborative or manufacturing arrangements, are highly variable and may fluctuate from quarter to quarter. Our product revenues are unpredictable and may fluctuate due to many factors, many of which we cannot control. For example, factors affecting the revenues we receive relating to our lead product, Ranexa, and which may also impact the revenues received relating to Lexiscan™ (for which we will receive a portion of net sales) or any other commercial pharmaceutical product sold by us (or any of our collaborative partners), include:

•	the timing and success of product launches by us and our collaborative partners (including Astellas with respect to Lexiscan™ in the United States);

•	the level of demand for our products, including physician prescribing patterns;

•	wholesaler buying patterns, inventory maintenance decisions, product returns and contract terms;

•	reimbursement rates or policies;

•	the results of our clinical studies;

•

the results of on-going regulatory review by FDA of the supplemental new drug application we submitted to the FDA in September 2007 including the results of the MERLIN TIMI-36 study (which the FDA has administratively unbundled into three applications, all of which have an FDA PDUFA action date of July 27, 2008, including a supplemental new drug application under review by the division of cardiovascular and renal products of the FDA seeking to expand the product indication to include first line angina treatment, a supplemental new drug application under review by the division of cardiovascular and renal products of the FDA to evaluate the approval of potential anti-arrhythmic product labeling claims in patients with coronary artery disease, and a new drug application under review by the division of metabolism and endocrinology products of the FDA to provide for clinical review of the proposed product labeling claims relating to the reduction of hemoglobin A1c, or HbA1c, in coronary artery disease patients with diabetes), including whether or not the FDA approves any, some or all of these applications and what revised product labeling (if any) is approved by the FDA for Ranexa;

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

•	regulatory constraints on, or delays in the review of, our product promotional materials and programs;

•	government regulations or regulatory actions, such as product recalls;

•	increased competition from new or existing products or therapies, including lower-priced generic products and alternatives to drug treatment such as interventional medicine;

•	changes in our contract manufacturing activity, including the availability or lack of commercial supplies of products and samples for promotion and distribution;

•	the timing of non-recurring license fees and the achievement of milestones under new and existing license and collaborative agreements;

•	our product marketing, promotion, distribution, sales and pricing strategies and programs, including product discounts and rebates extended to customers;

•	our ability to obtain a partner to commercialize ranolazine in Europe, and the timing and success of any product launch of ranolazine in Europe; and

•

our ability to obtain a partner to commercialize Ranexa to broader prescriber audiences in the United States such as internists and general practitioners, and the timing and success of any such commercialization efforts in the United States.

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

We may need substantial additional capital in the future. If we are unable to secure additional financing, we may be unable to continue to commercialize our products or continue our research and development activities or continue any of our other operations at current levels, or we may need to limit, scale back or cease our operations.

As of March 31, 2008, we had cash, cash equivalents and marketable securities of $148.6 million, compared to $174.2 million at December 31, 2007. In April 2008, we received a $12.0 million milestone payment from Astellas in association with the FDA approval of Lexiscan™, and we received $175.0 million from an affiliate of TPG-Axon in exchange for rights to 50 percent of our royalty on North American sales of Lexiscan™ and we could receive an additional milestone payment of $10.0 million upon achievement of a commercial milestone We currently expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercialization activities for at least 12 months. However, our estimates of future capital use are uncertain (in part because they are dependent on product revenue assumptions), and changes in our commercialization plans or results, partnering activities, regulatory requirements and other developments may impact our revenues, increase our rate of spending or otherwise decrease the period of time our available resources will fund our operations We currently expect total costs and expenses, not including cost of sales, to be between $200.0 million and $220.0 million for the full fiscal 2008 year, compared to $254.0 million for the full fiscal 2007 year.

Even with the reductions in operating expenses achieved in 2007 which we expect to maintain into 2008, we cannot be certain that we will generate sufficient product and contract revenues in the near term to achieve profitability or to fully fund our operations, including our research, development and commercialization activities relating to our lead product Ranexa and our product candidates. Thus we may require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships and/or licensing arrangements in order to continue our research, development and commercialization activities.

The amount of additional funding that we may require depends on many factors, including, without limitation:

•	the amount of revenues that we are able to obtain from approved products, especially Ranexa, and the time and costs required to achieve those revenues;

•

the amount of revenues that we are able to obtain from sales of Lexiscan™ (including Astellas’s level of promotional activity and degree of success, if any, in gaining market acceptance for Lexiscan™, and Astellas’s level of promotional activity and degree of success, if any, in convincing physicians to switch from its current pharmacologic stress agent for use in myocardial perfusion imaging studies, Adenoscan® (adenosine injection) or other agents to Lexiscan™);

•

the results of on-going regulatory review by FDA of the supplemental new drug application we submitted to the FDA in September 2007 including the results of the MERLIN TIMI-36 study, which the FDA has administratively unbundled into three applications (all of which have the same FDA PDUFA action date), including whether or not the FDA approves any, some or all of these applications and what revised product labeling (if any) is approved by the FDA for Ranexa;

•

our ability to obtain a partner to commercialize ranolazine in Europe, the timing and success of any product launch of ranolazine in Europe, and the amount of funding received up front and over time in exchange for those commercialization rights;

•	the timing, scope and results of preclinical studies and clinical trials;

•	the costs of commercializing the products we sell, including marketing, promotional and sales costs, product pricing and discounts, rebates and product return rights extended to customers;

•	the costs of manufacturing or obtaining preclinical, clinical and commercial materials;

•	the time and costs involved in obtaining and maintaining regulatory approvals;

•	our ability to establish strategic collaboration partnerships, and to maintain strategic collaborative partnerships such as our arrangement with Astellas relating to Lexiscan™;

•	competing technological and market developments;

•	the costs involved in filing, prosecuting, maintaining and enforcing patents;

•

the costs of servicing our debt obligations, the costs to repurchase debentures and/or notes at their specified repurchase dates or repurchase triggers in cash (if we elect to use cash instead of common stock), and our obligation to pay off the principal of our outstanding debentures and notes at maturity in cash (unless the holders of the debentures and notes elect conversion into stock); and

•	progress in our research and development programs.

In April 2006, we entered into a common stock purchase agreement with Azimuth which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8% of the daily volume weighted average price of our common stock, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement ends May 1, 2009, and in 2006 Azimuth purchased an aggregate of 2,744,118 shares for proceeds, net of issuance costs, of approximately $39.8 million under the purchase agreement. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 6,266,286 shares remaining for sale under the purchase agreement were sold at the $7.13 closing price of our common stock on March 31, 2008 (and assuming that Azimuth agreed to purchase our common stock at this price), the additional aggregate net proceeds, assuming the largest possible discount, that we could receive under the purchase agreement with Azimuth would be approximately $42.0 million.

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

We launched Ranexa in the United States market in March 2006 and recognized revenues from sales of Ranexa for the first time in the quarter ended June 30, 2006. Ranexa is currently our lead commercial product, and we expect that Ranexa will account for all of our direct product sales at least for the next several years, unless we obtain rights to other approved products. In order for us to successfully commercialize Ranexa, our sales of Ranexa must increase significantly from current levels. We continue to spend significant amounts of capital in connection with the commercialization of Ranexa, and we continue to invest significant amounts of capital in the development of Ranexa, including in connection with on-going review of the supplemental new drug application we submitted to the FDA in September 2007 that incorporates the results of the MERLIN TIMI-36 study, which the FDA has administratively unbundled into three applications (all of which have the same FDA PDUFA action date).

Our continued substantial investments in Ranexa are based in part on market forecasts, which are inherently uncertain. Market forecasts are particularly uncertain in the case of Ranexa because Ranexa is a relatively new product with a novel mechanism of action and is the first new drug therapy for chronic angina in the United States in over twenty years. In addition, we announced significant operating expense reductions in May 2007, which included significant reductions in the field sales organization and headquarters sales and marketing personnel and significant reductions in sales and marketing program expenditures. We significantly reduced the number of sales territories, which has resulted in less overall coverage for our sales territories in the aggregate as well as larger territories for many sales personnel. We presently deploy our own national cardiovascular specialty field force of approximately 170 personnel. If we fail to significantly increase our level of Ranexa sales over time, our ability to generate product revenues, our ability to raise additional capital and our ability to maintain our current levels of research, development and commercialization activities will all be materially impaired, and the price of our common stock will decline. As a result, the success of our company is largely dependent on the success of Ranexa.

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

In April 2008, the European regulatory authorities issued a positive opinion with respect to our marketing approval application for ranolazine in the European Union. However, with regards to the potential European market for ranolazine, we have only a small number of personnel in Europe and at the present time we do not have the resources to commercialize ranolazine in Europe on our own. In addition, the cost of goods for ranolazine (which includes a royalty we owe to Roche on sales of the product) may make it challenging or prohibitive to profitably commercialize the product in one or more key countries in Europe, in light of various national price control arrangements. In addition, we will be dependent on being able to enter into one or more strategic partnership, collaboration and/or co-promotion arrangements in order to reach the European market, and we may not be able to successfully enter into any such arrangement with third parties on terms that are favorable to us, if at all. In addition, under any such arrangement, our future revenues for ranolazine in Europe would depend heavily on the success of any such third party and we may have limited or no control over their resources and activities under any such arrangement.

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

Prior to initiating the MERLIN TIMI-36 clinical trial, in 2004 we reached written agreement with the division of cardiovascular and renal products of the FDA on a special protocol assessment agreement for the trial. The FDA’s special protocol assessment process is used to create a written agreement between the sponsoring company and the FDA regarding clinical trial design, clinical endpoints, study conduct, data analyses and other clinical trial matters. It is intended to provide assurance that if pre-specified trial results are achieved, they may serve as the primary basis for an efficacy or safety claim in support of a new drug application. However, a special protocol assessment agreement is not a guarantee of a product approval, or of any labeling claims about the product. For example, a special protocol assessment agreement is not binding on the FDA if public health concerns unrecognized at the time the agreement was entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if the sponsor company fails to comply with the agreed upon trial protocols.

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

Similarly, the existence of this special protocol assessment agreement is not a guarantee of particular labeling claims relating to product safety, such as the reduced cautionary wording we are seeking, or product efficacy. FDA regulatory review is on-going for the supplemental new drug application we submitted to the FDA in September 2007 including the results of the MERLIN TIMI-36 study, which the FDA has administratively unbundled into three applications (all of which have the same FDA PDUFA action date), including a supplemental new drug application under review by the division of cardiovascular and renal products of the FDA seeking to expand the product indication to include first line angina treatment, a supplemental new drug application under review by the division of cardiovascular and renal products of the FDA to evaluate the approval of potential anti-arrhythmic product labeling claims in patients with coronary artery disease, and a new drug application under review by the division of metabolism and endocrinology products of the FDA to provide for clinical review of the proposed product labeling claims relating to the reduction of HbA1c in coronary artery disease patients with diabetes. We do not have any special protocol assessment agreement in place with the metabolism and endocrinology products division of the FDA, and the agreement does not address any potential labeling claims relating to reduction in HbA1c levels in coronary artery disease patients with diabetes.

In connection with the on-going review of these three administratively unbundled applications relating to Ranexa (all of which have the same FDA PDUFA action date), we expect that the FDA divisions will review all the safety and efficacy data and results from the MERLIN TIMI-36 study (including those relating to death and arrhythmia) and other studies included in the applications, and that the FDA will exercise its broad regulatory discretion in interpreting these data and results, as well as the terms of the special protocol assessment agreement, in determining whether the data and results demonstrate that Ranexa is not associated with an adverse trend in death and arrhythmia, and in determining whether to approve the product for first-line therapy for chronic angina patients, whether to reduce cautionary language in the product labeling, whether to add reduction of HbA1c in coronary artery disease patients with diabetes to the product labeling, whether to add reduction in ventricular arrhythmias in coronary artery disease patients to the labeling, and what other labeling changes to allow, if any. As a result of these various factors, uncertainty remains as to whether the MERLIN TIMI-36 study will support a potential approval of Ranexa as first-line therapy for patients suffering from chronic angina and what labeling changes, if any, will result. Even if the FDA approves the applications submitted in September 2007, we would not have FDA-approved modified labeling that we can use for promotional purposes until after mid-2008 (assuming that the FDA provides its approval(s) at the end of one standard review cycle).

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

Also in connection with our special protocol assessment agreement relating to the MERLIN TIMI-36 clinical study, we expect that the FDA will review our compliance with the MERLIN TIMI-36 study protocol. In addition, the FDA may conduct inspections of some of the approximately 450 MERLIN TIMI-36 clinical sites, most of which are located in 16 foreign countries. We do not know whether the clinical sites will pass any such FDA inspections, and negative inspection results or regulatory questions arising from such inspections (for example, relating to data from clinical sites), could significantly delay or prevent any potential regulatory approval or expansion of the product labeling for Ranexa.

Depending on the results of the FDA’s decisions regarding whether or not to approve, any, some or all of our three administratively unbundled applications (all of which have the same FDA PDUFA action date), as well as the decisions of the FDA review divisions with respect to any labeling modifications, our ability to generate product revenues, raise additional capital, and maintain our current levels of research, development and commercialization activities will be materially affected. If the FDA does not approve such applications, or approves product labeling that is not favorable to the product, our continued ability to commercialize Ranexa could be seriously impaired or stopped altogether.

Based on the September filing of the sNDA for Ranexa, the PDUFA action date for all three administratively unbundled applications is July 27, 2008. Under the PDUFA guidelines, the FDA is not required to take action on all applications by the PDUFA action date. In addition, recent news reports have suggested that the FDA has indicated that it is acceptable for the staff to miss PDUFA action dates. Recently, our new drug application for Lexiscan™ had a PDUFA action date of March 14, 2008, but the FDA did not take action on that new drug application until April 10, 2008. In this environment there is an increased risk that the FDA may not take action on our Ranexa applications by the July 27, 2008 PDUFA action date. Such a delay, if any, could negatively impact our business.

Ranexa may not achieve market acceptance or generate substantial revenues, even with enhanced product labeling.

Ranexa is currently our lead approved product. If Ranexa fails to achieve broader market acceptance than it has to date, even with enhanced product labeling if approved by the FDA, our product sales and our ability to maintain our current levels of research, development and commercialization activities, as well as our ability to become profitable in the future, will all be adversely affected. Many factors may affect the rate and level of market acceptance of Ranexa in the United States, as well as the market acceptance of any of our other products or product candidates (once approved), including:

•	product labeling;

•	our product marketing, promotion, distribution sales and pricing strategies and programs and the effectiveness of our sales and marketing efforts;

•	our ability to provide acceptable evidence of the product’s safety, efficacy, cost-effectiveness and convenience compared to that of competing products or therapies;

•	new data or adverse event information relating to the product or any similar products, especially the data from our MERLIN TIMI-36 clinical trial in the case of Ranexa;

•

regulatory actions resulting from new data or information or other factors, especially, with regards to Ranexa, the FDA’s actions relating to the results of on-going regulatory review by FDA of the supplemental new drug application we submitted to the FDA in September 2007 including the results of the MERLIN TIMI-36 study, which the FDA has administratively unbundled into three applications (all of which have the same FDA PDUFA action date), including whether or not the FDA approves any, some or all of these applications and what revised product labeling (if any) is approved by the FDA for Ranexa;

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

•

the introduction, availability, prescriber preference for and acceptance of alternative or competing treatments, including lower-priced generic products and procedures (such as stents) over drug therapy;

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

We believe that the currently approved product labeling for Ranexa has had and will continue to have a direct impact on our marketing, promotional and sales programs for this product, and has adversely affected market acceptance of the product. For example, the current approved product labeling for Ranexa contains contraindications and warnings regarding a potential safety risk of QT prolongation and a type of fatal arrhythmia, among other potential risks. In addition, the current indication statement in the labeling states that because Ranexa prolongs the QT interval in a dose-dependent manner, the product should be reserved for use in chronic angina patients who have not achieved an adequate response with other anti-anginal drugs, and should be used in combination with other common anti-anginal treatments, specifically amlodipine, beta-blockers or nitrates. Based on the MERLIN TIMI-36 clinical study results, we submitted a supplemental new drug application with the FDA in September 2007 seeking to modify the existing product labeling to expand the indication to include first-line angina treatment, reduce cautionary language and add new labeling claims. The FDA has administratively unbundled this submission into three applications, all of which are under on-going review and have the same FDA PDUFA action date.

However, we do not know if the FDA will approve any, some or all of these applications, or what revised product labeling, if any, the FDA will approve. Assuming FDA approval, we will not have FDA-approved modified labeling that we can use for promotional purposes until after mid-2008 (assuming that the FDA provides approvals at the end of one standard review cycle).

Even if the FDA approves modified product labeling for Ranexa providing for the labeling changes we are seeking (including an indication for first-line angina treatment, reduced cautionary wording, and labeling claims relating to reduction of HbA1c in coronary artery disease patients with diabetes and reduction in ventricular arrhythmias in coronary artery disease patients), we may not be able to significantly increase sales of Ranexa over time with the relatively limited resources available to us.

In addition, we believe that physician prescribing patterns are substantially affected by their perceptions of a product, particularly a new product such as Ranexa. We believe that many physicians’ perceptions of Ranexa have been negatively impacted by the currently approved product labeling for Ranexa. Even if the FDA approves modified product labeling for Ranexa providing for the labeling changes we are seeking (including an indication for first-line angina treatment, reduced cautionary wording, and labeling claims relating to reduction of HbA1c in coronary artery disease patients with diabetes and reduction in ventricular arrhythmias in coronary artery disease patients), favorably modifying physician perceptions for the product may prove very difficult for us with the relatively limited resources available to us, which would impact product acceptance and revenues over time.

We must submit all promotional materials to the FDA at the time of first use, including in connection with any potential FDA approval(s) of any of the three pending applications relating to Ranexa. If the FDA raises concerns regarding our proposed or actual promotional materials, we may be required to modify or discontinue using them and provide corrective information to healthcare practitioners. We do not know whether our promotional materials will allow us to achieve market acceptance for Ranexa with healthcare practitioners and managed care audiences.

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

The successful commercialization of some of our products is substantially dependent on the successful and timely performance of our strategic collaborative partners and other vendors, over whom we have little or no control.

We are dependent on the performance of our key strategic collaborative partners for the successful commercialization of one of our approved products and some of our product candidates. Our key collaborative partnerships include the following:

•

Biogen Idec Inc. (formerly Biogen Inc.)—a 1997 license agreement under which we licensed rights to Biogen Idec to develop and commercialize products produced based on our A1 adenosine receptor antagonist patents or technologies, which Biogen Idec has labeled its Adentri™ program; and

•	Astellas—a 2000 collaboration and license agreement to develop and commercialize second generation pharmacologic cardiac stress agents, including Lexiscan™ which received FDA approval in April 2008.

The successful commercialization of each of these programs depends significantly on the efforts of these collaborative partners. For example, under our agreement with Astellas, we are required to transfer, and have transferred, the new drug application for Lexiscan™ to Astellas. In addition, Astellas is solely responsible for, and has sole decision-making authority regarding, all aspects of the commercial manufacture, distribution, pricing, reimbursement, marketing, promotion and sales of Lexiscan™ in North America. As a result, we cannot control, and will not know, the level of investment Astellas makes or the degree of priority that Astellas places on the Lexiscan™ program compared to its other products and programs, including compared to its current product for use in myocardial perfusion imaging studies, Adenoscan® (adenosine injection), which is well established in the United States market, and we will not know if Astellas has any commitments to the licensor of that product to Astellas that might affect these factors. Among other things, we will not be able to control Astellas’s level of activity or expenditure relating to the launch, manufacture (including inventory build-up) or commercialization of Lexiscan™, or the degree of motivation or success of Astellas, if any, in gaining market acceptance for Lexiscan™ and in convincing physicians to switch from Astellas’s current pharmacologic stress agent Adenoscan® or other agents to Lexiscan™. Similarly, Biogen Idec has sole responsibility for all worldwide development and commercialization of products from the Adentri™ program, if any.

We cannot control the amount and timing of resources that any of our strategic collaborative partners devote to our programs or products. Conflicting priorities, competing demands, other product opportunities or other factors that we cannot control and of which we may not be aware may cause any of our strategic collaborative partners to deemphasize our programs or to pursue competing technologies or product candidates. For example, under our agreement with Astellas, Astellas is obligated to use commercially reasonable diligent efforts consistent with industry standards to carry out its responsibilities to manufacture, market, promote and sell Lexiscan™ in the United States. The agreement does not obligate Astellas to satisfy any minimum detailing or commercialization expenditure requirements with respect to Lexiscan™.

To the extent that we enter into additional co-promotion or other commercialization arrangements in the future, our revenues will depend upon the efforts of third parties over which we will have little control. These arrangements may also fail to provide significant protections or may fail to be effectively enforced if one of these partners fails to perform.

In addition, these arrangements are each complex, and disputes may arise between the parties, which could lead to litigation as well as delays in or termination of the development or commercialization of the products or product candidates involved. If Astellas fails to successfully manufacture, launch, market and sell Lexiscan™ in North America, we will receive minimal or even no revenues under the arrangement. Similarly, if Biogen Idec fails to successfully develop and commercialize any product from the Adentri™ program, we will receive no revenues under the arrangement.

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

The commercialization of the product we sell, Ranexa, is substantially dependent on our ability to develop effective sales and marketing capabilities.

Our successful commercialization of Ranexa in the United States depends on our ability to maintain an effective sales and marketing organization in the United States. We have hired, trained and deployed our first sales force, which is a national cardiovascular specialty sales force, and which began promoting Ranexa in March 2006.

In May 2007 we announced significant reductions in our field sales organization and headquarters sales and marketing personnel as well as significant reductions in sales and marketing program expenditures. We significantly reduced the number of sales territories, which has resulted in less overall coverage for our sales territories in the aggregate as well as larger territories for many sales personnel. These significant reductions in personnel and expenditures may result in failure to adequately cover our current sales territories, or to cover through alternative marketing efforts the territories in which we have elected not to have sales representation, and may result in reduced sales force productivity, a negative effect on product prescribing and less revenues from Ranexa. The success of our marketing and promotional strategies will also depend on our ability to retain and recruit the caliber of sales representatives necessary to implement our strategy, which focuses on promotion to cardiologists. The territory realignment and operating expense and headcount reductions, or perceptions of corporate instability or other factors, could significantly limit our ability to successfully retain and recruit qualified sales personnel with the level of technical, selling and institutional experience typical of specialty pharmaceutical sales personnel. Any failure to retain or attract qualified personnel could significantly delay or hinder the success of our commercial strategies, and could result in lower market acceptance and product revenues for Ranexa.

We may increase or decrease the size of our sales force in the future, or change territory alignments in the future, depending on many factors, including the effectiveness of the sales force, the level of market acceptance of Ranexa, and the potential prospects for potential FDA approval (as well as final regulatory decisions relating to) any, some or all of the three administratively unbundled applications relating to Ranexa (all of which have the same FDA PDUFA action date), as well as any partnering arrangements we may enter into from time to time. Developing and implementing key marketing messages and programs, as well as deploying, retaining and managing a national sales force and additional personnel, is very expensive, complex and time-consuming. We do not know if our marketing strategies and programs will be effective. We also do not know if our sales force is sufficient in size, scope or effectiveness to compete successfully in the marketplace and gain acceptance for Ranexa. Among other factors, we may not be able to gain sufficient access to healthcare practitioners, which would have a negative effect on our ability to promote Ranexa and gain market acceptance. Even if we gain access to healthcare practitioners, we may not be able to change prescribing patterns in favor of Ranexa.

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

If we or others identify previously unknown side effects for any of our products, or any products perceived to be similar to our products, or if any already known side effect becomes a more serious or frequent concern than was previously thought on the basis of new data or other developments, or if manufacturing problems occur, then in any of those circumstances:

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

Any of the above occurrences would harm or prevent sales of our products and increase our costs and expenses, and could mean that the ability to commercialize our products is seriously impaired or stopped altogether.

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

If we are unable to compete successfully in our markets, it will harm our business.

There are many existing drug therapies approved for the treatment of the diseases targeted by our products, and we are also aware of companies that are developing new potential drug products that will compete in the same markets as our products. Ranexa competes with several well established classes of drugs for the treatment of chronic angina in the United States, including generic and/or branded beta-blockers, calcium channel blockers and long acting nitrates, and additional potential angina therapies may be under development. In addition, surgical treatments and interventions such as coronary artery bypass grafting, percutaneous coronary intervention and stents are other options for angina patients (especially in the United States), and may be perceived by healthcare practitioners as preferred methods to treat the cardiovascular disease that underlies and causes angina.

There are numerous marketed generic and/or branded pharmacologic stress agents, including one branded product that is well established in the United States market and is sold by the same company that has licensed Lexiscan™ from us. In addition, at least two potential A2A-adenosine receptor agonist compounds may be under development, that could compete with Lexiscan™. We are also aware of companies that are developing products that may compete with our other product candidates and programs. Also, we may be unaware of other potentially competitive products, product candidates or programs. Many of these potential competitors have substantially greater product development capabilities and financial, scientific, marketing and sales resources. Other companies may succeed in developing products earlier or obtaining approvals from regulatory authorities more rapidly or broadly than either we or our strategic partners are able to achieve. Potential competitors may also develop products that are safer, more effective or have other potential advantages compared to those under development or proposed to be developed by us and our strategic partners. In addition, research, development and commercialization efforts by others could render our technology or our products obsolete or non-competitive.

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

For example, under the Medicare Prescription Drug Improvement and Modernization Act of 2003, Medicare beneficiaries are now able to elect coverage for prescription drugs under Medicare Part D, and the various entities providing such coverage have set up approved drug lists or formularies and are negotiating rebates and other price concessions from pharmaceutical manufacturers, which impacts drug access, patient co-payments and product revenues, and may increase pressure to lower prescription drug prices over time. These changes in Medicare reimbursement could have a negative effect on the revenue that we derive from sales of Ranexa, for example, when we provide rebates and other price concessions in order for Ranexa to be placed on approved drug lists or formularies. Any additional statutory or regulatory changes, including potential changes to Medicare Part D, could also place pressure on product pricing and usage.

Even if our products are deemed to be safe and effective by regulatory authorities, third-party payers and governmental health administration authorities commonly direct patients to generic products or other lower-priced therapeutic alternatives, and there are an increasing number of such alternatives available, including numerous lower-priced generic products available to treat the condition for which Ranexa is approved. Many third-party payers establish a preference for selected products in a category and provide higher levels of formulary acceptance and coverage for preferred products and higher co-payments for non-preferred products. Significant uncertainty exists as to the reimbursement status of recently approved health care products, such as Ranexa. As a result, it can be difficult to predict the availability or amount of reimbursement for Ranexa or how the product will be positioned relative to other anti-anginal products and therapies.

In February 2006, we set the wholesale acquisition cost of Ranexa at a higher price than the cost of any other anti-anginal drug currently on the market in the United States. Over time we have increased the wholesale acquisition cost of Ranexa, and launched and priced a new dosage form of the product. Our pricing for Ranexa may result in less favorable reimbursement and formulary positioning for the product with third-party payers and under government programs including Medicare, and may result in more or higher barriers to patient access to the product such as higher co-payments and/or prior authorization requirements. Even if we obtain favorable reimbursement or formulary positioning for Ranexa, we may not be able to maintain this positioning if the product does not meet utilization expectations. If we fail to obtain or maintain favorable reimbursement or formulary positioning for Ranexa, health care providers may limit how much or under what circumstances they will prescribe or administer the product, and patients may resist having to pay out-of-pocket for it. We are offering discounts or rebates to some customers to attempt to contract for favorable formulary status, which will lower the amount of product revenues we receive. We anticipate that the portion of our Ranexa business subject to rebates, and the level of these rebates, may increase over time, which would lower the net revenues we receive over time on every unit of product sold.

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

We currently rely on a single supplier at each step in the production cycle for Ranexa, and a single party for distribution of Ranexa to wholesalers. In addition, under our agreement with Astellas relating to Lexiscan™, Astellas is solely responsible for the commercial manufacture and supply of the product in their license territory and Astellas in turn is dependent on third parties for the manufacture of the active pharmaceutical ingredient and the drug product, including a single supplier for the active pharmaceutical ingredient. Our ability to commercialize Ranexa, and Astellas’s ability to commercialize Lexiscan™, are each entirely dependent on these arrangements, and would be affected by any delays or difficulties in performance on the part of the parties involved.

Contract modifications or exercise of termination or other rights could also impact commercialization. For example, in the case of our Ranexa supply chain, because we rely on a single manufacturer at each step in the production cycle for the product, the failure of any manufacturers to supply product on a timely basis or at all, or to manufacture our product in compliance with product specifications or applicable quality or regulatory requirements, or to manufacture product or samples in volumes sufficient to meet market demand, would adversely affect our ability to commercialize Ranexa, could result in inventory write-offs, and could negatively affect product revenues and our operating results. In addition, daily dosing of Ranexa involves a relatively large amount of the active pharmaceutical ingredient per tablet. Consequently, substantial volumes of manufactured materials are required to meet even limited product demand. There are relatively few manufacturers worldwide that have the equipment, facilities and available capacity to produce the potential materials required. If we no longer have such a supplier at each step in the Ranexa supply chain, or if there is a substantial increase in product demand beyond what the supply chain capacities can accommodate, we could be unable to manufacture sufficient supplies of Ranexa, which would harm our business.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. We may not be able to maintain our proposed schedules for the submission or review of any new drug application, supplemental new drug application or equivalent foreign application.

If we submit any new drug application or supplemental new drug application to the FDA, the FDA must first decide whether to either accept or reject the submission for filing, and if we submit any such application to European regulatory authorities, they must first decide whether to validate it for further review. As a result, we cannot be certain that any of our submissions will be reviewed. If the FDA accepts our submission for review, the agency will also determine whether the application will undergo review on a standard ten-month review cycle or on a priority six-month review cycle. The FDA has broad regulatory discretion in granting priority review to an application, and a decision to grant priority review is never a guarantee of any particular regulatory outcome (such as approval), since the regulatory standard for making a decision to grant priority review is entirely different from the regulatory standards for deciding whether or not to approve an application for marketing. If any of our submissions are reviewed, including our three Ranexa applications that are all under review, we cannot be certain that we will be able to respond to any regulatory requests during the review period in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our products or proposed product changes, such as labeling changes, will be approved by the FDA or foreign regulatory authorities.

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

We intend to file applications for regulatory approval of our products in various foreign jurisdictions from time to time in the future. For example, we currently plan to submit a marketing approval application for regadenoson to European regulatory authorities by the end of 2008. There are potentially important substantive differences in reviews of approval applications in the United States and foreign jurisdictions such as Europe. For example, preclinical and/or clinical trials and data that are accepted by the FDA in support of a new drug application may not be accepted by foreign regulatory authorities, and trials and data acceptable to foreign regulatory authorities in support of a product approval may not be accepted by the FDA. In addition, approval of a product in one jurisdiction is no guarantee that any other regulatory authorities will also approve it.

The successful development of drug products is highly uncertain and requires significant expenditures and time. Any delay in the development of any of our product candidates will harm our business.

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

If we are unable to satisfy governmental regulations relating to the development and commercialization of our products and product candidates, we may be subject to significant FDA sanctions.

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

We or our strategic partners may also have to meet performance milestones, and other obligations under our collaborative arrangements. If we fail to meet our obligations under our collaborative arrangements, our partners could terminate their arrangements or we could suffer other consequences such as losing our rights to the compounds at issue. For example, under our license agreement with Roche relating to Ranexa, we are required to use commercially reasonable efforts to develop and commercialize ranolazine for angina, and have milestone payment obligations.

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

The growth of our business and our success depends in large part on our ability to attract and retain key management, research and development, sales and marketing and other operating and administrative personnel. Our key personnel include all of our executive officers and vice presidents, many of whom have very specialized scientific, medical or operational knowledge regarding one or more of our key products. We have entered into an employment agreement with our Chairman and Chief Executive Officer that contains severance and change-of-control provisions. We have entered into executive severance agreements with certain key personnel, and have a severance plan that covers our full-time employees. We do not maintain key-person life insurance on any of our employees. The loss of the services of one or more of our key personnel or the inability to attract and retain additional personnel and develop expertise as needed could limit our ability to develop and commercialize our existing and future product candidates. Such persons are in high demand and often receive competing employment offers. Our ability to retain our key personnel will also be dependent on the reactions of employees, customers and regulatory authorities to the results of on-going FDA review of the Ranexa applications submitted in 2007, among other factors.

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

Some of our costs and expenses are denominated in foreign currencies. Most of our foreign expenses are associated with our clinical studies or the operations of our United Kingdom-based wholly owned subsidiary. We are primarily exposed to changes in exchange rates with Europe and Canada. When the U.S. dollar weakens against these currencies, the dollar value of the foreign-currency denominated expense increases, and when the dollar strengthens against these currencies, the dollar value of the foreign-currency denominated expense decreases. Consequently, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our results of operations. Any sales of ranolazine in the European Union would be denominated in foreign currencies as well, and would increase our exposure to these risks. We currently do not hedge against our foreign currency risks.

Risks Relating to Intellectual Property and Other Legal and Related Matters

If we are unable to effectively protect our intellectual property, we may be unable to complete development of any products and we may be put at a competitive disadvantage; and, if we are involved in an intellectual property rights dispute, we may not prevail and may be subject to significant liabilities or required to license rights from a third party, or cease one or more product programs.

Our success will depend to a significant degree on, among other things, our ability to:

•	obtain patents and licenses to patent rights;

•	maintain trade secrets;

•	obtain trademarks; and

•	operate our business without infringing on the proprietary rights of others.

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

Product/Product Candidate	United States Primary Compound Patent Expiration
Ranexa	2003	*
Regadenoson (Lexiscan™ in the United States)	2019

*

Because ranolazine is a new chemical entity, under applicable United States laws we have received marketing exclusivity for the ranolazine compound as a new chemical entity until January 2011. In addition, the United States compound patent relating to Ranexa has been granted several one-year interim patent term extensions under the Hatch-Waxman Act as well as final patent term extension under the Hatch-Waxman Act, thereby extending the patent protection to May 2008 for the approved product (which is the Ranexa extended-release tablet) for the use in chronic angina approved by the FDA. Also, the United States Patent and Trademark Office has issued patents claiming various sustained release formulations of ranolazine and methods of using sustained release formulations of ranolazine, including the formulation tested in our Phase 3 trials for Ranexa, for the treatment of chronic angina. These patents expire in 2019. As a result of the aforementioned patent term extension after May 2008 there is no further patent protection under the United States compound patent, and we do not have any issued patent claims covering any intravenous formulation of ranolazine on a stand-alone basis, or any issued patent claims covering Ranexa for use in diabetes or diabetes-related conditions. Furthermore, we may not be able to obtain any issued patent claims based on data and results from the MERLIN TIMI-36 study or other results. After January 2011, five year new chemical entity exclusivity will no longer be available for ranolazine in the United States, and unless additional exclusivity relating to a successful supplemental new drug application can be obtained and that exclusivity period extends past January 2011, we will be entirely reliant on our owned or licensed patents claiming uses and formulations of Ranexa, especially the formulation and method of use patents described above, to continue to protect our substantial investments in Ranexa’s development and commercialization. It is possible that one or more competitors could develop competing products that do not infringe these patent claims, or could succeed in invalidating or rendering unenforceable all or any of these issued patent claims. One or more of these patents could be lost through a reissue or reexamination submission and subsequent evaluation by the United States Patent and Trademark Office or through litigation (or other proceeding) wherein issues of validity and/or enforceability such as inequitable conduct, inventorship, ownership, prior art, and/or enablement can be raised. These patents could also be lost as a result of interference or opposition proceedings. Any intellectual property-related claims against us relating to any of these patents, with or without merit, as well as any claims initiated by us against third parties, if any, would be time-consuming, expensive and risky to defend or prosecute, and could negatively affect our ability to commercialize Ranexa, product revenues and our operating results. In general, if we assert a patent against an alleged infringer and the alleged infringer is successful in invalidating one, more or all of the patents, or in having one, more or all of the patents declared unenforceable, the protection afforded by the patent(s) would be diminished or lost.

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

Generic challenges and related patent litigation are very common in the biopharmaceutical industry. Litigation, interference and opposition proceedings, even if they are successful, are expensive, time-consuming and risky to pursue, and we could use a substantial amount of our financial resources in any such case. Such litigation may be necessary to enforce any patents or trademarks issued to us and/or to our strategic partners, or to determine the scope and validity of the proprietary rights of us or third parties, including our strategic partners. For example, in 2007, Astellas, our strategic partner for Lexiscan™ in North America, announced a settlement of certain patent infringement lawsuits, under the terms of which a third party generic pharmaceutical manufacturer will be able to launch their generic version of Adenoscan® pursuant to a license in September 2012, or earlier under certain conditions (which have not been disclosed publicly). These developments could negatively impact the marketing of Lexiscan™ and the revenues we receive under this arrangement, including if a generic version of Adenoscan® (adenosine injection) enters the market before September 2012.

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

Our activities relating to the sale and marketing of our products, and those of our strategic partners (such as Astellas in the case of Lexiscan™), will be subject to scrutiny under these laws and regulations. It may be difficult to determine whether or not our activities, or those of our strategic partners, comply with these complex legal requirements. Violations are punishable by significant criminal and/or civil fines and other penalties, as well as the possibility of exclusion of the product from coverage under governmental healthcare programs, including Medicare and Medicaid. If the government were to investigate or make allegations against us or any of our employees, or sanction or convict us or any of our employees, for violations of any of these legal requirements, this could have a material adverse effect on our business, including our stock price. Similarly, if Astellas becomes subject to investigation, allegation or sanction relating to its commercialization of Lexiscan™, our ability to continue to obtain revenues from the sales of that product could be seriously impaired or stopped altogether.

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

In addition, in connection with our sales of Ranexa in the United States, we are required to prepare and report product pricing-related information to federal and state governmental authorities, such as the Department of Veterans Affairs and under the Medicaid program. The calculations used to generate the pricing-related information are complex and require the exercise of judgment. If we fail to accurately and timely report product pricing-related information or to comply with any of these or any other laws or regulations, various negative consequences could result, including criminal and/or civil prosecution, substantial criminal and/or civil penalties, exclusion of the approved product from coverage under governmental healthcare programs (including Medicare and Medicaid), costly litigation and restatement of our or of Astellas’ financial statements. In addition, our efforts and the efforts of Astellas to comply with this wide range of laws and regulations are, and will continue to be, time-consuming and expensive.

We may be subject to product liability claims and we have only limited product liability insurance.

The manufacture and sale of human drugs and other therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. For example, the approved labeling for Ranexa includes warnings regarding QT prolongation and the risk of arrhythmias and sudden death, and regarding tumor promotion. We may be subject to product liability claims in the future, including if patients who have taken Ranexa die, experience arrhythmias, contract cancer, or suffer some other serious adverse effect.

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

Within the last 12 months, our common stock has traded between $5.41 and $13.74 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Announcements and other events may have a significant impact on the market price of our common stock. For example, if the FDA does not take action with respect to the three applications under review that relate to Ranexa on or before the FDA PDUFA date for these applications (which is July 27, 2008), this could have a significant negative impact on the market price for our common stock. In addition, we may have no control over information announced by third parties, such as our corporate partners or our competitors, which may impact our stock price.

Other announcements and events that can impact the market price of the shares of our common stock include, without limitation:

•	results of our clinical trials and preclinical studies, or those of our corporate partners or our competitors;

•

regulatory actions with respect to our products or our competitors’ products, especially as relates to the three pending applications under review at two FDA divisions that relate to Ranexa, and whether or not the FDA approves these applications;

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

As of March 31, 2008, we had approximately $399.5 million in long-term convertible debt and aggregate annual debt service obligations on this debt of approximately $11.0 million. Holders of our 2% senior subordinated convertible debentures due 2023 may require us to repurchase all or a portion of their debentures on May 16, 2010, May 16, 2013, and May 16, 2018, or in the event of a change of control of our company. In addition, holders of our 2.75% senior subordinated convertible notes due 2012 and our 3.25% senior subordinated convertible notes due 2013 may require us to repurchase all or a portion of their notes in the event of a change of control of our company or if our common stock ceases trading on a national securities exchange. In these circumstances, we may elect to repurchase the debentures or notes in cash, or in whole or in part in common stock. In the event we repurchase the debentures or notes in cash, such payment would have a material adverse effect on our cash position. In the event we repurchase the debentures with stock, our existing common stock holders will experience immediate dilution. Also, at maturity, all three of the debentures and the notes must be repaid in full with cash unless the holders of the debentures or notes elect to conversion into stock. These payments at maturity, if any, would have a material adverse effect on our cash position.

If we issue other debt securities in the future, our debt service obligations and interest expense will increase. We intend to fulfill our debt service obligations from our existing cash and investments. In the future, if we are unable to generate cash or raise additional cash through financings sufficient to meet these obligations and need to use existing cash or liquidate investments in order to fund these obligations, we may have to delay or curtail research, development and commercialization programs. In addition, our failure to comply with the covenants and conditions in the indentures covering our convertible debt, such as our failure to make timely interest payments or our failure to timely file periodic reports required under the Exchange Act could trigger a default under our convertible debt. Any default could result in the acceleration of the payment of all of our outstanding debt, which would have a material adverse effect on our cash position and on our ability to maintain operations at our current levels or at all.

Our indebtedness could have significant additional negative consequences, including, without limitation:

•

requiring the dedication of a portion of our cash to service our indebtedness, meet repurchase obligations and pay off the principal at maturity, thereby reducing the amount of our expected cash available for other purposes, including funding our commercialization efforts, research and development programs and other capital expenditures;

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

Our board of directors has adopted a stockholder rights plan, authorized executive severance benefit agreements for our officers in the event of a change of control, and adopted a severance plan for all non-officer employees in the event of a change of control. In December 2005, the board approved an employment agreement with our Chairman and Chief Executive Officer that contains severance and change-of-control provisions. Our rights plan and these various severance-related arrangements may delay or prevent a change in our current management team and may render more difficult an unsolicited merger or tender offer.

In addition, the following provisions of our amended and restated certificate of incorporation, as amended, and our by-laws, as amended, may have the effects of delaying or preventing a change in our current management and making the acquisition of our company by a third party more difficult:

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

CV THERAPEUTICS, INC.

Date: May 8, 2008	By:	/s/ LOUIS G. LANGE, M.D., PH.D.
Louis G. Lange, M.D., Ph.D.
Chairman of the Board & Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2008	By:	/s/ DANIEL K. SPIEGELMAN
Daniel K. Spiegelman
Chief Financial Officer
(Principal Financial and Accounting Officer)