Form 10-Q
period 2008-06-30
CV THERAPEUTICS INC
filed 2008-08-01
CIK 921506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

As of July 28, 2008, 60,911,459 shares of the registrant’s common stock, $.001 par value, were outstanding.

CV THERAPEUTICS, INC.

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$204,872	$91,599
Marketable securities	67,441	82,646
Accounts receivable	7,897	7,254
Inventories	21,909	23,371
Restricted cash	2,422	4,799
Prepaid and other current assets	8,646	6,401

Total current assets	313,187	216,070
Notes receivable from related parties	—	210
Property and equipment, net	16,639	19,131
Other assets	20,815	23,425

Total assets	$350,641	$258,836

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,287	$2,515
Accrued and other current liabilities	32,672	36,668
Deferred revenue	12,575	—

Total current liabilities	46,534	39,183
Deferred revenue, long-term	159,805	—
Convertible subordinated notes	346,500	399,500
Other liabilities	4,675	5,551

Total liabilities	557,514	444,234
Commitments and contingencies
Stockholders’ deficit:
Common stock	61	60
Additional paid-in-capital	1,097,028	1,082,178
Accumulated deficit	(1,304,073)	(1,267,880)
Accumulated other comprehensive income	111	244

Total stockholders’ deficit	(206,873)	(185,398)

Total liabilities and stockholders’ deficit	$350,641	$258,836

See accompanying notes

*	Derived from the audited consolidated financial statements for the year ended December 31, 2007

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Product sales, net	$25,427	$15,315	$47,472	$27,304
Royalties	3,956	—	3,956	—
License, collaboration and other	22,237	10,093	23,003	13,354

Total revenues	51,620	25,408	74,431	40,658

Operating costs and expenses:
Cost of sales	4,351	2,392	7,734	3,949
Research and development	17,151	28,799	34,396	55,977
Selling, general and administrative	35,342	46,504	67,792	88,952
Restructuring charges	—	5,367	(7)	5,367

Total operating costs and expenses	56,844	83,062	109,915	154,245

Loss from operations	(5,224)	(57,654)	(35,484)	(113,587)
Other income (expense), net:
Interest and other income, net	6,333	3,222	7,868	7,265
Interest expense	(3,661)	(3,166)	(6,835)	(6,332)

Total other income (expense), net	2,672	56	1,033	933

Loss before income tax provision	(2,552)	(57,598)	(34,451)	(112,654)
Provision for income taxes	1,742	—	1,742	—

Net loss	$(4,294)	$(57,598)	$(36,193)	$(112,654)

Basic and diluted net loss per share	$(0.07)	$(0. 97)	$(0.60)	$(1.91)

Shares used in computing basic and diluted net loss per share	60,856	59,223	60,706	59,089

See accompanying notes

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(36,193)	$(112,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,360	24,372
Depreciation and amortization, net	5,422	4,476
Impairment recognized for unrealized loss on marketable securities	146	25
Realized loss (gain) on the sale of marketable securities	79	(29)
Forgiveness of related party notes receivable	17	—
Write-off of unamortized issuance costs on notes repurchased	586	—
Gain on repurchase of convertible subordinated notes	(4,768)	—
Change in assets and liabilities:
Accounts receivable	(643)	(1,876)
Inventories	1,462	(3,377)
Prepaid and other current assets	(2,281)	1,851
Other assets	170	84
Accounts payable	(1,228)	(9,823)
Accrued and other liabilities	(2,380)	(17,845)
Deferred revenue	172,380	(139)

Net cash provided by (used in) operating activities	143,129	(114,935)
Cash flows from investing activities:
Purchases of marketable securities	(55,917)	(4,000)
Proceeds from sales of marketable securities	13,555	6,701
Maturities of marketable securities	57,484	109,727
Capital expenditures	(905)	(1,573)

Net cash provided by investing activities	14,217	110,855
Cash flows from financing activities:
Change in restricted cash	2,377	4,333
Proceeds from issuance of common stock through employee stock purchases and stock options	1,782	2,749
Repurchase of convertible subordinated notes	(48,232)	—

Net cash (used in) provided by financing activities	(44,073)	7,082

Net increase in cash and cash equivalents	113,273	3,002
Cash and cash equivalents at beginning of period	91,599	77,638

Cash and cash equivalents at end of period	$204,872	$80,640

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

In November 2007, the FDA accepted for filing and review our supplemental new drug application, or sNDA, for Ranexa submitted in September 2007, seeking expansion of the approved product labeling for Ranexa in the United States to include first line angina treatment and significant reduction in cautionary language. In July 2008, we were informed by the FDA that it is continuing its review of these pending applications. We do not expect any new Prescription Drug User Fee Act, or PDUFA action date to be set.

In April 2008, we received FDA approval for Lexiscan™ (regadenoson) injection or Lexiscan™, a selective A2A-adenosine receptor agonist. Our collaborative partner, Astellas US LLC, or Astellas, is responsible for all commercialization of Lexiscan™ in North America and we have a right to receive royalty revenues on the product sales. Astellas launched commercial sales of Lexiscan™ in June 2008.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements and accompanying notes include the accounts of our company and our wholly owned subsidiary. The functional currency of our wholly-owned subsidiary (which is located in the United Kingdom) is the U.S. dollar. Foreign currency remeasurement gains and losses are recorded in the unaudited condensed consolidated statements of operations in accordance with Statement of Financial Accounting Standards (FAS) No. 52, “Foreign Currency Translation.” All intercompany transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those assumptions and estimates.

Comprehensive Loss

Comprehensive loss consists of net loss plus the changes in unrealized gains and losses on marketable securities. At each balance sheet date presented, our accumulated other comprehensive income consists solely of unrealized gains on marketable securities. Comprehensive loss for the three and six months ended June 30, 2008, and 2007 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss	$(4,294)	$(57,598)	$(36,193)	$(112,654)
Change in unrealized losses on marketable securities	(308)	(213)	(358)	(243)
Reclassification adjustment for gains (losses) on marketable securities recognized in earnings	134	8	225	(4)

Comprehensive loss	$(4,468)	$(57,803)	$(36,326)	$(112,901)

Fair Value of Financial Instruments

The fair value of our financial instruments reflects the amounts that we estimate would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in these financial statements reflect the information available to us as of June 30, 2008 and December 31, 2007.

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

The following table summarizes revenues from our customers who individually accounted for 10% or more of our gross product sales for the three and six months ended June 30, 2008, and 2007 (as a percentage of gross product sales):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
McKesson Corporation	40%	43%	40%	41%
Cardinal Health, Inc.	31%	29%	32%	31%
AmerisourceBergen Corporation	22%	21%	22%	20%

The following table summarizes outstanding accounts receivable from our customers who individually accounted for 10% or more of our Ranexa accounts receivable (as a percentage of Ranexa accounts receivable from product sales):

	As of June 30,
	2008	2007
McKesson Corporation	41%	43%
Cardinal Health, Inc.	28%	30%
AmerisourceBergen Corporation	24%	20%

We have not experienced any significant credit losses on cash, cash equivalents, marketable securities or trade receivables to date and do not require collateral on receivables.

Certain of the materials we utilize in our operations are obtained through one supplier. Many of the materials that we utilize in our operations are made at one facility. Since the suppliers of key components and materials must be named in the new drug application, or NDA filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from our suppliers were interrupted for any reason, we may be unable to ship Ranexa or to supply any of our products in development for clinical trials.

Revenue Recognition

We recognize revenue from the sale of our products, royalties earned and license and collaboration arrangements. Our revenue recognition policy has a substantial impact on our reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management. Advanced payments received in excess of amounts earned are classified as deferred revenue until earned.

Product Sales

We recognize revenue for product sales in accordance with SEC Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. We recognize revenue for sales when substantially all the risks and rewards of ownership have transferred to our customers who are wholesale distributors, which generally occurs on the date of shipment. Product sales are recognized as revenue when there is persuasive evidence an arrangement exists, delivery to the wholesale distributor has occurred, title has transferred to the wholesale distributor, the price is fixed or determinable and collectibility is reasonably assured. For arrangements where the revenue recognition criteria are not met, we defer the recognition of revenue until such time that all criteria under the provision are met.

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

Royalties

We recognize royalty revenue in the period the royalties are earned, which may be in advance of collection. Our estimates of royalty revenue are primarily based on sales reports from our collaboration partner. Differences between actual royalty revenue and estimated royalty revenue are adjusted in the period in which they become known, typically the following quarter.

Up-front payments for approved products which are still subject to future performance requirements are recorded as deferred revenue and are recognized as royalty revenue over the performance period. The performance period is estimated to be approximately 12 years, coinciding with the end of the patent extension and the end of our obligation period.

License, Collaboration and Other Revenue

Revenue under our license and collaboration arrangements is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front license payments, periodic milestone payments and reimbursements for research activities.

•

Fees received under multiple element agreements are evaluated under the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21 Revenue Arrangements with Multiple Deliverables. For these arrangements, we generally are not able to identify evidence of fair value for the undelivered elements and we therefore recognize any consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the performance period.

•

Up-front or milestone license and collaboration payments which are still subject to future performance requirements are recorded as deferred revenue and are recognized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate performance period based on research progress attained and certain events, such as changes in the regulatory and competitive environment.

•	Revenues related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement.

•

Revenues for research activities are recognized as the related research efforts are performed. Cost-sharing payments received from collaborative partners for a proportionate share of ours and our partner’s combined R&D expenditures pursuant to the related collaboration agreement are presented in the unaudited condensed consolidated statements of operations as license, collaborative and other revenue.

Gross-to-Net Sales Adjustments

Gross-to-net adjustments against receivable balances primarily relate to chargebacks, cash discounts and product returns on Ranexa, and are recorded in the same period the related revenue is recognized resulting in a reduction to product sales revenue and the recording of product sales receivable net of allowance. Gross-to-net sales adjustment accruals related to managed care rebates, Medicaid rebates and distributor discounts are recognized in the same period the related revenue is recognized, resulting in a reduction to product sales revenue, and are recorded as other accrued liabilities.

These gross-to-net sales adjustments are based on estimates of the amounts owed or to be claimed on the related sales of Ranexa. These estimates take into consideration our historical experience, industry experience, current contractual and statutory requirements, specific known market events and trends such as competitive pricing and new product introductions, and forecasted customer buying patterns and inventory levels, including the shelf lives of our product. If actual future results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment. Our gross-to-net sales adjustments are as follows:

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

As Ranexa is a relatively recently approved product, we estimate future product returns based on the industry trends for other products with similar characteristics and similar return policies. Our actual experience and the qualitative factors that we use to determine the necessary reserve for product returns are susceptible to change based on unforeseen events and uncertainties. To date, actual returns have been immaterial. In the year ended December 31, 2007, we reduced our estimate for future product returns for the Ranexa 500 mg product, which resulted in our recognizing an additional $1.1 million of net revenue for the year ended December 31, 2007 relating to amounts previously recorded in 2006 and the first half of 2007. We will continue to assess the trends that could affect our estimates and make changes to the allowance each reporting period as needed.

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

The following table summarizes revenue allowance activity for the three and six months ended June 30, 2008 (in thousands):

	Contract Sales Discounts (1)	Product Returns (2)	Cash Discounts	Total
Balance at December 31, 2007	$(5,072)	$(2,091)	$(212)	$(7,375)
Revenue allowances:
Current period	(3,400)	(588)	(531)	(4,519)
Payments and credits	3,111	—	531	3,642

Balance at March 31, 2008	$(5,361)	$(2,679)	$(212)	$(8,252)
Revenue allowances:
Current period	(4,059)	(694)	(615)	(5,368)
Payments and credits	3,324	10	575	3,909

Balance at June 30, 2008	$(6,096)	$(3,363)	$(252)	$(9,711)

(1)	Includes managed care rebates, Medicaid rebates, chargebacks and distributor discounts

(2)	Reserve for return of expired products

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

Recent Pronouncements

In November 2007, the EITF ratified a consensus on EITF 07-1, Accounting for Collaborative Arrangements (EITF 07-1), which requires participants in a collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period an income statement is presented. EITF 07-1 is effective beginning in the first quarter of fiscal year 2009. We do not expect the adoption of EITF 07-1 to have a material impact on our consolidated results of operations, financial condition and disclosures.

In June 2007, the Financial Accounting Standards Board, or FASB, ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have a material impact on our consolidated results of operations financial condition.

2. Fair Value Measurements

On January 1, 2008, we adopted FAS 157 Fair Value Measurements (FAS157), which established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. FAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value. For assets and liabilities that are already required to be disclosed at fair value, FAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of our financial instruments reflects the amounts that we estimate to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). FAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

•	Level 1 - Quoted prices in active markets for identical assets and liabilities.

•	Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 - Unobservable inputs.

In accordance with FAS 157, the following table represents our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Available-for-sale:
Money market funds	$177,685	$—	$—	$177,685
Commercial paper	—	34,553	—	34,553
U.S. government sponsored enterprise securities	—	43,458	—	43,458
Asset backed securities	—	3,414	—	3,414
Corporate bonds	—	12,409	—	12,409
Held-to-maturity	2,422	—	—	2,422

Total	$180,107	$93,834	$—	$273,941

We also hold non-marketable investments in privately held companies, with a carrying value of approximately $6.2 million. These investments are carried at cost less impairment to fair value when applicable. The valuation of these non-marketable equity securities is based upon significant unobservable inputs. Our estimation process for the valuation of these securities includes reviewing the current financial statements of our investees, evaluating the financial resources of the investee to sustain their current level of operations, inquiring about planned financing activities, monitoring the investees achievement of business plan objectives or milestones, and reviewing any other developments that would impact the valuation of our investment. In estimating the fair value of our non-marketable investments, we also evaluate prices of new rounds of financing if available.

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

The following table presents the total stock-based employee compensation expense resulting from stock-based compensation included in our condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cost of sales	$3	$111	$3	$113
Research and development	1,525	6,148	2,935	8,111
Selling, general and administrative	3,378	11,702	7,059	15,957

Total	$4,906	$17,961	$9,997	$24,181

Stock Option Activity

The following table summarizes stock option activity for the three and six months ended June 30, 2008 under all our stock compensation plans:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2007	9,182	$20.87
Granted	132	8.51
Exercised	(11)	9.18
Forfeited or expired	(118)	15.82

Balance at March 31, 2008	9,185	20.77
Granted	322	8.49
Exercised	(13)	5.86
Forfeited or expired	(265)	13.00

Balance at June 30, 2008	9,229	$20.58	6.3 years	$211

Exercisable at June 30, 2008	6,678	$24.54	5.3 years	$159

As of June 30, 2008, there was $14.8 million of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 2.3 years.

Employee Stock Purchase Plan

For the three and six months ended June 30, 2008, we recorded approximately $0.8 million and $1.9 million, respectively, of compensation expense related to the ESPP. For the three and six months ended June 30, 2007, we recorded approximately $0.2 million and $1.3 million, respectively, of compensation expense related to the ESPP. For the three and six months ended June 30, 2008, 124,824 and 249,643 shares, respectively, were purchased under the ESPP. During the three and six months ended June 30, 2007, 124,859 and 249,597 shares, respectively, were purchased under the ESPP.

Restricted Stock Units

Our stock compensation plans permit the granting of restricted stock and/or RSUs.

The following table presents a summary of the status of our nonvested RSUs for the three and six months ended June 30, 2008:

	Outstanding RSUs (in thousands)	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2007:	1,870	$12.87
Granted	—	—
Vested	(151)	14.52
Forfeited	(64)	11.96

Balance at March 31, 2008:	1,655	$12.76
Granted	286	7.27
Vested	(184)	13.50
Forfeited	(44)	10.31

Balance at June 30, 2008:	1,713	$7.63

As of June 30, 2008, there was approximately $13.1 million of total unrecognized compensation cost for the remaining nonvested RSUs granted under our stock compensation plans. That cost is expected to be recognized over a period of 2.5 years.

Stock Appreciation Rights

As of June 30, 2008, a total of 225,000 SARs were outstanding, of which there was approximately $0.1 million of total unrecognized compensation cost related to nonvested SARs. That cost is expected to be recognized over a period of 0.5 years.

We recorded less than $0.1 million and $0.1 million of compensation expense related to SARs in the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007, we recorded $1.6 million and $2.0 million of compensation expense, respectively.

As of June 30, 2008 payments to date have been less than $0.1 million related to the SAR grants.

Valuation Assumptions

The fair value of our options granted to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Expected life (years)	6.5	6.2	6.5	6.2
Risk-free interest rate	3.3%	4.8%	3.1%	4.8%
Volatility	61%	60%	61%	60%

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

4. FDA Approval of Lexiscan™

In April 2008, we received FDA approval of Lexiscan™ for use as a pharmacologic stress agent in myocardial perfusion imaging studies in patients unable to undergo adequate exercise stress. As a result of reaching this milestone, in April 2008, we received a $12.0 million milestone payment from Astellas. Under the terms of our collaborative agreement with Astellas, the product is marketed by Astellas and was launched in June 2008 in the United States. In June 2008, we recognized $1.3 million of royalty revenue from Astellas related to sales of Lexiscan™.

5. Royalty Agreement with TPG-Axon Capital

In April 2008, we entered into an asset sale and purchase agreement (TPG-Axon Agreement) with TPG-Axon Royalty Trust (TPG-Axon), an investment trust related to TPG-Axon Capital. Under the TPG-Axon Agreement, TPG-Axon received transferable rights (subject to the terms of the TPG-Axon Agreement) to 50% of our future royalty on North American sales of Lexiscan™ under the terms of our agreement with Astellas. We received an upfront payment of $175.0 million on the closing date and received an additional milestone payment of $10.0 million in June 2008 when Lexiscan™ was launched in the United States. We retain rights to the other 50% of future royalty revenue from North American Lexiscan™ sales, and may also receive a royalty on another product under the terms of our agreement with Astellas.

We deferred the $175.0 million in proceeds received from TPG-Axon and will recognize the revenue ratably over the period of our continuing involvement, which is expected to continue until March 14, 2022 (which coincides with the end of the product patent term, as extended, and the end of our obligation period). During the three months ended June 30, 2008, we recognized $2.6 million in royalty revenue related to the upfront payment.

The additional $10.0 million milestone we received from TPG-Axon in June 2008 was contingent on the launch of Lexiscan™ in the United States occurring within a specified time period, which was at risk based on the information available to us when we entered into the TPG-Axon Agreement. The milestone was nonrefundable, and was not dependent upon future activities or the achievement of any future milestones. The milestone payment of $10.0 million was recognized as license, collaboration and other revenue in the period of commercial launch of Lexiscan™.

6. Repurchase of Convertible Debt

During the three months ended June 30, 2008, we repurchased $53.0 million of convertible debt which consisted of $41.5 million of the 2.0% notes due in 2023 and $11.5 million of the 2.75% notes due in 2012. In connection with the repurchase, we also recognized a $4.8 million net gain from this repurchase, which was recorded in interest income and other, net in our statements of operations.

The convertible subordinated notes consist of the following (in thousands):

	June 30, 2008	December 31, 2007
2.0 % Senior Subordinated Convertible Debentures Due 2023	$58,500	$100,000
2.75% Senior Subordinated Convertible Notes Due 2012	138,500	150,000
3.25% Senior Subordinated Convertible Notes Due 2013	149,500	149,500

Total	$346,500	$399,500

7. Inventories

The components of inventory were as follows (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$2,464	$2,469
Work in process	17,631	17,960
Finished goods	1,814	2,942

Total	$21,909	$23,371

8. Income Taxes

During the three months ended June 30, 2008, we received $175.0 million from TPG-Axon in exchange for 50% of our royalty rights on North American sales of Lexiscan™ and we received an additional milestone payment of $10.0 million in connection with the launch of Lexiscan™ in the United States. We expect to have taxable income for 2008 primarily due to the recognition in 2008 of $185.0 million of the cash payments received. We expect to fully offset our taxable income for 2008 with deductions related to a combination of our net operating losses and tax credits from prior years. However, under current tax laws, the use of such deductions will result in an alternative minimum tax. We have estimated the alternative minimum tax to be approximately $1.7 million and have recognized $1.7 million of tax expense related to this alternative minimum tax for the three months ended June 30, 2008.

Realization of a $1.7 million deferred tax asset that results from the recognition of tax expense from alternative minimum taxes is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. We have concluded that it was more likely than not that such deferred tax asset would not be realized. Accordingly, all of our deferred tax asset has been fully offset by a valuation allowance.

9. Restructuring charges

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

The following table summarizes the accrual balance and utilization by cost type for the restructuring (in thousands):

	Excess Facilities Costs		Employee Severance and Benefits	Other Restructuring Costs	Total
Balance as of December 31, 2007	$1,264		$4	$3	$1,271
Restructuring charges accrued
Cash payments	(379	)*	—	—	(379)
Adjustments	—		(4)	(3)	(7)

Balance as of June 30, 2008	885		—	—	885
Less current portion	(758	)*	—	—	(758)

Long-term portion as of June 30, 2008	$127		$—	$—	$127

*	Cash payments less sublease payments received.

10. Subsequent events

In July 2008, we received marketing authorization from the European Medicines Agency (EMEA) for ranolazine in all 27 European Union (EU) member states. This approval follows a positive opinion from EMEA Committee for Medicinal Products for Human Use (CHMP) on April 24, 2008. Under our license agreement with Roche Palo Alto LLC (Roche), we are required to make a $9.0 million payment to Roche within 30 days upon this approval.

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

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2007, and our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008 and other disclosures (including the disclosures under “Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our condensed consolidated financial statements have been prepared in accordance with GAAP and are presented in U.S. dollars.

Overview

The Company

CV Therapeutics, Inc., headquartered in Palo Alto, California, is a biopharmaceutical company focused on the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. We apply advances in molecular biology and genetics to identify mechanisms of cardiovascular diseases and targets for drug discovery.

Major Developments in the second quarter of 2008

•

In the second quarter of 2008, our total revenues were $51.6 million, an increase of 103% from total revenues of $25.4 million in the second quarter of 2007, and our net loss was $4.3 million, a decrease of 93% from a net loss of $57.6 million in the second quarter of 2007. For the six months ended June 30, 2008, our total revenues were $74.4 million, an increase of 83% from $40.7 million for the six months ended June 30, 2007, and our net loss was $36.2 million, a decrease of 68% from $112.7 million for the six months ended June 30, 2007.

•

Net product sales of Ranexa for the quarter ended June 30, 2008 were $25.4 million which represented an increase of 15%, compared to $22.0 million of net product sales revenue recorded in the quarter ended March 31, 2008.

•

In April 2008, we received FDA approval of Lexiscan™ for use as a pharmacologic agent in myocardial perfusion imaging studies in patients unable to undergo adequate exercise stress. Under the terms of our collaborative agreement with Astellas, the product is marketed by Astellas and was launched in June 2008 in the United States.

•

In April 2008, we entered an agreement with TPG-Axon under which TPG-Axon purchased 50% of our royalty rights on North American sales of Lexiscan™. Upon closing of this transaction in April 2008 we received $175.0 million from TPG-Axon and in June 2008 we received an additional milestone payment of $10.0 million in connection with the launch of Lexiscan™ in the United States. We retain rights to the other 50% of royalty revenue from North American sales of Lexiscan™. In addition, we may also receive royalties on another Astellas product under the terms of our collaborative agreement with Astellas, and we have retained all of the rights to such potential royalties.

Subsequent Events

•	In July 2008, we received marketing authorization from the EMEA for ranolazine in all 27 EU member states. This approval follows a positive opinion from EMEA CHMP on April 24, 2008.

Developments Expected in the Future

•

In November 2007, the FDA accepted for filing and review our sNDA for Ranexa submitted in September 2007, seeking expansion to the approved product labeling for Ranexa in the United States to include first line angina treatment and significant reductions in cautionary language. In addition, at the FDA’s request we have paid additional PDUFA user fees, and the FDA has administratively unbundled the original sNDA filing into three applications (all of which had an FDA PDUFA action date of July 27, 2008), including an sNDA under review by the FDA division of cardiovascular and renal products seeking to expand the product indication to include first line angina treatment, an sNDA under review by the FDA division of cardiovascular and renal product to evaluate the approval of potential anti-arrhythmic product labeling claims in patients with coronary artery disease, and an NDA under review by the FDA division of metabolism and endocrinology products to provide for clinical review of the proposed product labeling claims relating to the reduction of hemoglobin A1c, or HbA1c, in coronary artery disease patients with diabetes. In July 2008, we were informed by the FDA that it is continuing its review of these pending applications.

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

Approved Products

We currently maintain a national sales force to promote Ranexa in the United States. Ranexa was approved in the United States in January 2006 for the treatment of chronic angina in patients who have not achieved an adequate response with other antianginal drugs. Ranexa represents the first new pharmaceutical approach to treat angina in the United States in more than 20 years. We launched Ranexa 500 mg tablets in the United States in March 2006, and Ranexa 1000 mg tablets in the United States in August 2007.

In April 2008, we received FDA approval of Lexiscan™ for use as a pharmacologic stress agent in myocardial perfusion imaging studies in patients unable to undergo adequate exercise stress. As a result of reaching this milestone, in April 2008 we received a $12.0 million milestone payment from Astellas. The product was launched in June 2008 in the United States and is marketed by Astellas. We received a milestone payment of $10.0 million from TPG-Axon in connection with the launch of Lexiscan™ within the United States in June 2008. We recorded royalty revenue of $1.3 million for Lexiscan™ sales in the three months ended June 30, 2008.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our unaudited condensed consolidated financial statements and accompanying notes. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

Product sales are recognized as revenue when persuasive evidence of an arrangement exists, delivery to our customers, who are wholesale distributors, has occurred, title has transferred to the wholesale distributors, the price is fixed or determinable and collectibility is reasonably assured, in accordance with SAB 104, Revenue Recognition. For arrangements where the revenue recognition criteria are not met, we defer the recognition of revenue until such time that all criteria under the provision are met.

We recognize royalty revenue in the period the royalties are earned, which may be advance of collection. Our estimates of royalty revenue are primarily based on sales reports from our collaborative partner. Differences between actual royalty revenue and estimated royalty revenue are adjusted in the period in which they become known, typically the following quarter. Up-front payments for approved products which are still subject to future performance requirements are recorded as deferred revenue and are recognized as royalty revenue over the performance period. The performance period is estimated to be approximately 12 years coinciding with the end of the patent extension and the end of the obligation period.

Revenue under our license and collaboration arrangements is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front license payments, periodic milestone payments and reimbursements for research activities. For multiple element arrangements, we follow the guidance of EITF 00-21, Revenue Arrangements with Multiple Deliverables. For these arrangements, we generally are not able to identify evidence of fair value for the undelivered elements and we therefore recognize any consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the performance period. Up-front or milestone license and collaboration payments which are still subject to future performance requirements are recorded as deferred revenue and are amortized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate performance period based on research progress attained and certain events, such as changes in the regulatory and competitive environment. Revenues related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed. Cost-sharing payments received from collaborative partners for a proportionate share of our and our partner’s combined research and development (R&D) expenditures pursuant to the underlying agreement are presented in the consolidated statements of operations as license, collaborative and other revenue.

Gross-to-Net Sales Adjustments

Revenues from product sales of Ranexa are recorded net of sales adjustments for estimated managed care rebates and Medicaid rebates, chargebacks, product returns, wholesale distributor discounts and cash discounts, all of which are established at the time of sale. These gross-to-net sales adjustments are based on estimates of the amounts owed or to be claimed on the related sales. In order to prepare our consolidated financial statements, we are required to make estimates regarding the amounts earned or to be claimed on the related product sales, including the following:

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

All of the aforementioned categories of gross-to-net sales adjustments are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could materially affect our results of operations or financial position. As of June 30, 2008, our consolidated balance sheet reflected estimated gross-to-net sales reserves and accruals totaling approximately $9.7 million.

The following table summarizes revenue allowance activity for the three and six months ended June 30, 2008 (in thousands):

	Contract Sales Discounts (1)	Product Returns (2)	Cash Discounts	Total
Balance at December 31, 2007	$(5,072)	$(2,091)	$(212)	$(7,375)
Revenue allowances:
Current period	(3,400)	(588)	(531)	(4,519)
Payments and credits	3,111	—	531	3,642

Balance at March 31, 2008	$(5,361)	$(2,679)	$(212)	$(8,252)
Revenue allowances:
Current period	(4,059)	(694)	(615)	(5,368)
Payments and credits	3,324	10	575	3,909

Balance at June 30, 2008	$(6,096)	$(3,363)	$(252)	$(9,711)

(1)	Includes managed care rebates, Medicaid rebates, chargebacks and distributor discounts

(2)	Reserve for return of expired products

Changes in actual experience or changes in other qualitative factors could cause our gross-to-net sales adjustments to fluctuate, particularly with relatively recently launched products, such as Ranexa. We review the rates and amounts in our gross-to-net sales adjustments each reporting period. If future estimated rates and amounts are significantly greater than those reflected in our recorded reserves, the resulting adjustments to those reserves would decrease our reported net revenues. Conversely, if actual returns, rebates and chargebacks are significantly less than those reflected in our recorded reserves, the resulting adjustments to those accruals or reserves would increase our reported net revenue. If we changed our assumptions and estimates, our gross-to-net sales adjustments would change, which would impact the net revenues we report. For example, we estimate our returns reserved as a percentage of product sales. If we had increased or decreased that returns reserve by 1% in the three months ended June 30, 2008, the cumulative financial statement impact, since launch to date, in that year would have been $1.7 million.

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

Inventories

We expense costs relating to the production of inventories in the period incurred until such time as we receive an approval letter from the FDA or other regulatory authorities for a new product or product configuration that we commercialize (such as Ranexa), and then we begin to capitalize the subsequent inventory costs relating to that product configuration. Prior to the FDA approval of Ranexa for commercial sale in January 2006 by the FDA, we had expensed all costs associated with the production of Ranexa as R&D expense. Subsequent to receiving approval for Ranexa, we capitalized the subsequent costs of manufacturing the commercial configuration of Ranexa as inventory, including costs to convert existing raw materials to active pharmaceutical ingredient and costs to tablet, package and label previously manufactured inventory whose costs had already been expensed as R&D. Until we sell the inventory for which a portion of the costs were previously expensed, the carrying value of our inventories and our cost of sales will reflect only incremental costs incurred subsequent to the approval date. Inventory which was previously expensed was $5.1 million as of June 30, 2008. We continue to expense costs associated with non-approved configurations of Ranexa and clinical trial material as R&D expense.

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

Valuation of Investments

We review and analyze our marketable securities portfolio, to determine whether declines in the fair value of our marketable securities that were below amortized cost were other-than-temporary. For the three and six months ended June 30, 2008, we recorded a charge of approximately $0.1 million and $0.2 million related to this other-than-temporary impairment.

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

As of June 30, 2008, we held approximately $6.2 million in non-marketable investments. Our non-marketable investments consist of investments in privately held companies which are carried at cost, less impairments to fair value when applicable. The valuation of these non-marketable equity securities is based upon significant unobservable inputs. Our estimation process for the valuation of these securities includes reviewing the current financial statements of our investees, evaluating the financial resources of the investee to sustain their current level of operations, inquiring about planned financing activities, monitoring the investee’s achievement of business plan objectives or milestones, and reviewing any other developments that would impact the valuation of our investment. In estimating the fair value of our non-marketable investments, we also evaluate prices of new rounds of financing if available.

Results of Operations

Revenues

Revenues and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
Product sales, net	$25.4	$15.3	66%	$47.4	$27.3	74%
Royalties	4.0	—	*	4.0	—	*
License, collaboration and other	22.2	10.1	120%	23.0	13.4	72%

Total revenues	$51.6	$25.4	103%	$74.4	$40.7	83%

*	Calculation not meaningful

Our total revenues increased $26.2 million, or 103% and $33.7 million, or 83% in the three and six months ended June 30, 2008, respectively from the comparable periods in 2007.

We currently expect our revenue will increase in 2008 over 2007 levels due to increased Ranexa product sales, royalty revenue from Lexiscan™ and possible royalty revenue on another product of Astellas, offset in part by lower license, collaboration and other revenue.

Product Sales

Product sales, net increased $10.1 million or 66% and $20.1 million, or 74% in the three and six months ended June 30, 2008, respectively, from the comparable periods in the prior year. The increases were due to increases in volumes of Ranexa sales.

Royalties

In conjunction with the commercial launch of Lexiscan™ in June 2008, we recognized a total of $4.0 million of royalty revenue which included $2.6 million of amortization of our $175.0 million upfront payment earned from TPG-Axon in exchange for rights to 50% of our royalty on North American sales of Lexiscan™ and $1.3 million from Astellas for sales of Lexiscan™.

License, Collaboration and Other Revenue

License, collaboration and other revenue consists of milestone payments related to licensed technology and revenue recognized under our collaboration agreements. Collaboration and other revenue for the three and six months ended June 30, 2008 was $22.2 million and $23.0 million respectively, compared to $10.1 million and $13.4 million for the same periods in the prior year. Collaboration and other revenue for the three months ended June 30, 2008 included a $12.0 million milestone payment received from Astellas associated with the FDA approval for Lexiscan™ and $10.0 million relating to a milestone payment from TPG-Axon Capital in connection with the launch of Lexiscan™ in the United States. The $10.1 million of license, collaboration and other revenue for the prior year included a $7.0 million milestone payment we received from Astellas as a result of our submission of a new drug application to the FDA for regadenoson and reimbursement of certain development costs.

Cost of Sales

Cost of sales and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
Cost of sales	$4.4	$2.4	83%	$7.7	$3.9	97%

Cost of sales as a percentage of net product sales was 17% and 16% for the three and six months ended June 30, 2008, respectively. Cost of sales includes the cost of product (the cost to manufacture Ranexa, which includes material, labor and overhead costs) as well as costs of logistics and distribution of the product and a royalty owed to Roche, based on net product revenue (as defined in our license agreement with Roche). Until receiving FDA approval of Ranexa in January 2006, all costs associated with the manufacturing of Ranexa were included in R&D expenses when incurred. Consequently, the cost of manufacturing Ranexa reflected in our total costs and expenses in 2006, and for some period thereafter, will not reflect the full cost of production because a portion of the raw materials, labor and overhead costs incurred to produce the product sold were previously expensed. For these reasons, we currently anticipate that our margin on sales of Ranexa will continue to fluctuate from quarter to quarter during 2008 and for some period thereafter. Cost of sales as a percentage of net product sales would have been 20% and 21% in the three and six months ended June 30, 2008, respectively, excluding the benefit of previously expensed inventory. Inventory that was previously expensed was $5.1 million as of June 30, 2008.

Research and Development Expenses

R&D expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
Research and development expenses	$17.2	$28.8	(40)%	$34.4	$56.0	(39)%

R&D expenses decreased 40% and 39% to $17.2 million and $34.4 million in the three and six months ended June 30, 2008 compared to $28.8 million and $56.0 million in the same periods in the prior year. The decrease in R&D expenses in the three and six months ended June 30, 2008 compared to the same periods in 2007 was due in part to $4.6 million of non-recurring charges of stock-based compensation expense related to accelerated vesting of employee stock options and the voluntary forfeiture of certain SARs relating to our restructuring plan initiated in May 2007 to lower annual operating expenses. The balance of the year-over-year decline was primarily due to lower clinical trial expenses related primarily to the completion of the MERLIN TIMI-36 study of Ranexa, lower R&D costs associated with various projects including regadenoson and a reduction in personnel-related expenses related to cost savings from the May 2007 restructuring plan.

We currently expect our R&D expenses to be lower in 2008 compared to 2007, due to the completion of the MERLIN-TIMI-36 study and the FDA approval of Lexiscan™ as well as the restructuring plan implemented in May 2007.

Management categorizes R&D expenses by project. The table below shows R&D expenses for our three primary clinical development projects, as well as expenses associated with all other projects in our R&D pipeline. Other projects consist primarily of numerous pre-clinical research projects, none of which individually constitutes more than 10% of our total research and development expenses for the periods presented (dollar amounts are presented in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Ranexa	$6.6	$12.1	$13.9	$25.7
Regadenoson	1.2	5.3	2.7	10.4
Late sodium channel research	1.7	1.5	3.3	2.8
Other projects	7.7	9.9	14.5	17.1

Research and development	$17.2	$28.8	$34.4	$56.0

Selling, General and Administrative Expense

Selling, general and administrative expenses (SG&A) and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
Selling, general and administrative expenses	$35.3	$46.5	(24)%	$67.8	$89.0	(24)%

SG&A expenses declined 24% each to $35.3 million and $67.8 million in the three and six months ended June 30, 2008, respectively compared to $46.5 million and $89.0 million in the same periods in the prior year. The decrease in SG&A expenses in the three and six months ended June 30, 2008 compared to the same periods in 2007 was due to in part to $8.5 million of non-recurring charges of stock-based compensation expense related to accelerated vesting of employee stock options and the voluntary forfeiture of certain SARs relating to our restructuring plan initiated in May 2007 to lower annual operating expenses. The balance of the year-over-year decline was primarily due to lower external marketing expenses relating to Ranexa and in the six month period, a reduction of personnel-related expenses in the sales and marketing organization related to cost savings from the May 2007 restructuring plan.

We currently expect our SG&A expenses to be lower in 2008 compared to 2007, due to the restructuring plan implemented in May 2007.

Restructuring Charges

Restructuring charges and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
Restructuring charges	$—	$5.4	*	$—	$5.4	*

*	Calculation not meaningful

In May 2007, we initiated a restructuring plan to lower annual operating expenses of our field sales organization, enhanced focus of R&D activities and reductions in SG&A spending. The restructuring plan included the elimination of 138 positions, of which 85 were part of the field sales organization and 53 were part of Palo Alto headquarters. As part of the restructuring, we incurred charges related to contract termination and other restructuring related charges such as professional fees. For the three months ended June 30, 2007, we recorded an expense of $5.4 million related to these restructuring activities. There were no comparable expense for the three months ended June 30, 2008.

We do not expect to incur significant additional charges in the future under this restructuring.

Interest and Other Income, Net

Interest and other income, net and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
Interest and other income, net	$6.3	$3.2	97%	$7.9	$7.3	8%

The increase in interest and other income, net of $3.1 million, or 97% and $0.6 million, or 8% in the three and six months ended June 30, 2008 respectively compared to the same periods in 2007 were primarily due to $4.8 million net gain on the debt repurchase of our 2.0% convertible subordinated notes due in 2023 and 2.75% convertible subordinated notes due in 2012 during the three months ended June 30, 2008, offset by lower interest income due to declining interest rates and lower bond amortization.

We expect interest and other income, net to fluctuate in the future with changes in average investment balances and market interest rates. It could also be impacted by potential future repurchases of our debt depending on the price of the purchase.

Interest Expense

Interest expense and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
Interest expense	$3.7	$3.2	16%	$6.8	$6.3	8%

Interest expense in the three and six months ended June 30, 2008 compared to the same periods in 2007 increased slightly due to the write-off of previously unamortized debt issuance costs associated with our repurchases of 2.00% convertible notes due in 2023 and 2.75% convertible notes due in 2012 during the three months ended June 30, 2008.

Income Tax Expense

Income tax expense and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
Income tax provision	$1.7	$—	*	$1.7	$—	*

*	Calculation not meaningful

During the three months ended June 30, 2008, we received $175.0 million from TPG-Axon in exchange for 50% of our royalty rights on North American sales of Lexiscan™ and we received an additional milestone payment of $10.0 million in connection with the launch of Lexiscan™ in the United States. We expect to have taxable income for 2008 primarily due to the recognition in 2008 of $185.0 million of the cash payments received. We expect to fully offset our taxable income for 2008 with deductions related to a combination of our net operating losses and tax credits from prior years. However, under current tax laws, the use of such deductions will result in an alternative minimum tax. We have estimated the alternative minimum tax to be approximately $1.7 million and have recognized $1.7 million of tax expense related to this alternative minimum tax for the three months ended June 30, 2008.

Realization of the $1.7 million deferred tax asset that results from the recognition of tax expense from alternative minimum taxes is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. We have concluded that it was more likely than not that such deferred tax asset would not be realized. Accordingly, all of our deferred tax asset has been fully offset by a valuation allowance.

Recent Accounting Pronouncements

In November 2007, the EITF ratified a consensus on EITF 07-1, Accounting for Collaborative Arrangements (EITF 07-1), which requires participants in a collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period an income statement is presented. EITF 07-1 is effective beginning in the first quarter of fiscal year 2009. We do not expect the adoption of EITF 07-1 to have a material impact on our consolidated results of operations, financial condition and disclosures.

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

Liquidity and Capital Resources

	As of
(in millions)	June 30, 2008	December 31, 2007
Cash, cash equivalents and marketable securities	$272.3	$174.2

	Six months ended June 30,
	2008	2007
Cash flows:
Net cash provided by (used) in operating activities	$143.1	$(114.9)
Net cash provided by investing activities	$14.2	$110.9
Net cash provided by (used) financing activities	$(44.1)	$7.1

We have financed our operations since inception primarily through public offerings and private placements of debt and equity securities and payments under corporate collaborations.

As of June 30, 2008, we had cash, cash equivalents and marketable securities of $272.3 million, compared to $174.2 million at December 31, 2007. In April 2008, we received a $12.0 million milestone payment from Astellas in association with the FDA approval of Lexiscan™. Also, in April 2008, we received $175.0 million from TPG-Axon in exchange for rights to 50% of our royalty on North American sales of Lexiscan™ and in June 2008 we received an additional milestone payment of $10.0 million in connection with the launch of Lexiscan™ in the United States. We currently expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercial activities for at least 12 months. However, our estimates of future capital use are uncertain (in part because they are dependent on product revenue assumptions), and changes in our commercialization plans, partnering activities, regulatory requirements and other developments may impact our revenues, increase our rate of spending or otherwise decrease the period of time our available resources will fund our operations. We currently expect total costs and expenses, not including cost of sales, to be approximately $220.0 million for the full fiscal 2008 year, compared to $254.0 million for the full fiscal 2007 year. With the completion of the MERLIN TIMI-36 clinical study and the FDA approval of Lexiscan™, we currently expect our R&D expenses to be lower in 2008 compared to 2007. We also expect our SG&A expenses to be lower in 2008 compared to 2007. With the funds received from TPG-Axon and the milestone payment from Astellas, even taking into account the milestone payments we owe to Roche in the third quarter for approval of ranolazine in the European Union, we anticipate ending 2008 with at least $200.0 million in cash, cash equivalents and marketable securities, not including the possible effect of any potential future convertible debt repurchases, if any. We currently believe we potentially have the funds to meet certain debt repurchase obligations related to our 2.0% senior subordinated convertible debentures due in 2023, which are putable in 2010, without requiring additional capital market financing or partnership dollars. However, even with the reductions in operating expenses achieved in 2007 which we expect to maintain into 2008, we cannot be certain that we will generate sufficient product and contract revenues in the near term to achieve profitability or to fully fund our operations, including our research, development and commercialization activities relating to our lead product Ranexa and our product candidates. Thus we may require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships or licensing arrangements in order to continue our research, development and commercialization activities. Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may among other things have to delay, scale back or eliminate some or all of our R&D programs or commercialization activities.

In April 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd. (Azimuth), which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8% of the daily volume weighted average price of our common stock, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement ends May 1, 2009 and in 2006, Azimuth purchased an aggregate 2,744,118 shares for proceeds, net of issuance costs, of approximately $39.8 million under the purchase agreement. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 6,266,286 shares remaining for sale under the purchase agreement were sold at the $8.23 closing price of our common stock on June 30, 2008 (and assuming that Azimuth agreed to purchase our common stock at this price), the maximum additional aggregate net proceeds, assuming the largest possible discount, that we could receive under the purchase agreement with Azimuth would be approximately $48.5 million.

Net cash provided in operating activities was $143.1 million for the six months ended June 30, 2008, and resulted primarily from $175.0 million received from TPG-Axon, changes in non-cash expenses primarily related to stock-based compensation and depreciation. These were offset in part by our net loss, the gain on the debt repurchases and changes in accrued and other liabilities and prepaid and other assets. Net cash used in operating activities was $114.9 million for the six months ended June 30, 2007, and resulted primarily from our net loss and changes in accrued and other liabilities primarily related to payments to our clinical trial vendors related to the MERLIN TIMI-36 clinical study and year-end payouts for certain compensation-related accruals and accounts payable, cash used in inventory production, and accounts receivable. These were offset in part by changes in non-cash expenses primarily related to stock-based compensation, which was largely related to the accelerated option vesting and the voluntary SAR cancellation that occurred in the second quarter of 2007 and depreciation.

Net cash provided by investing activities of $14.2 million in the six months ended June 30, 2008 consisted primarily of maturities and sales of marketable securities of $71.0 million offset by purchases of marketable securities of $55.9 million and capital expenditures of $0.9 million. Net cash provided by investing activities of $110.9 million in the six months ended June 30, 2007 consisted primarily of maturities and sales of marketable securities of $116.4 million offset by purchases of marketable securities of $4.0 million and capital expenditures of $1.6 million.

Net cash used by financing activities of $44.1 million in the six months ended June 30, 2008 was related to the repurchase of convertible notes offset by changes in the restricted cash balance associated with an interest payment on our debt and net proceeds from stock issued through our ESPP and exercises of employee stock options. Net cash provided by financing activities of $7.1 million in the six months ended June 30, 2007 was related to changes in the restricted cash balance associated with an interest payment on our debt and net proceeds from stock issued through our ESPP and exercises of employee stock options.

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

Contractual Obligations and Significant Commercial Commitments

The following summarizes our contractual obligations and the periods in which payments are due as of June 30, 2008 (in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter
Convertible notes (1) (2)	$390.3	$4.9	$9.8	$67.2	$8.7	$145.3	$154.4
Manufacturing obligations (3)	8.4	4.3	4.1	—	—	—	—
Operating leases (4)	72.7	6.1	13.4	15.2	15.4	8.4	14.2

	$471.4	$15.3	$27.3	$82.4	$24.1	$153.7	$168.6

(1)	“Convertible notes” consist of principal and interest payments on our 2.0% senior subordinated convertible debentures due 2023, our 2.75% senior subordinated convertible notes due 2012 and our 3.25% senior subordinated convertible notes due 2013.

(2)	The holders of our 2.0% senior subordinated convertible debentures due 2023, at their option, may require us to repurchase all or a portion of their debentures on May 16, 2010, May 16, 2013 and May 16, 2018, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. The principal for these debentures is shown in the “2010” column.

(3)	“Manufacturing obligations” include significant non-cancelable orders and minimum commitments under our agreements related to the manufacture of Ranexa.

(4)	“Operating leases” consists of minimum lease payments related to real estate leases for our facilities covering 186,000 square feet less payments received for the sublease of 10,740 square feet. These leases expire between April 2012 and April 2016. One of the leases is secured by a $6.0 million irrevocable letter of credit. The sublease agreement expires August 2009.

The table above excludes any commitments that are contingent upon future events.

We have a commitment related to our license agreement with Roche for ranolazine. Under our license agreement, as amended, relating to ranolazine, we are obligated to make certain payments to Roche. In July 2008, we received marketing authorization from the EMEA for ranolazine in all 27 EU member states. Within 30 days of approval of Ranexa in a second major market country (France, Germany, Italy, the United States and the United Kingdom), we now owe a second payment of $9.0 million to Roche which will be due in August 2008. We are also obligated to make an additional $3.0 million payment to Roche within 30 days of the approval of a new drug application or equivalent in Japan. Within 30 days of the approval of the first supplemental new drug application for an indication other than a cardiovascular indication in a major market country or Japan, we are obligated to pay Roche an additional $5.0 million. We are also obligated to make royalty payments to Roche on worldwide net product sales of any licensed products, including any net product sales in Asia.

Under our license and settlement agreement with another vendor, we are obligated to pay this vendor $4 per kilogram on future ranolazine API manufactured until the total amount paid reaches $12.0 million. As of June 30, 2008, we have paid $5.6 million to this vendor.

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

Risks and Uncertainties Related to Our Future Capital Requirements

We have experienced significant operating losses since our inception in 1990, including net losses of $36.2 million for the six months ended June 30, 2008, $181.0 million in 2007, $274.3 million in 2006 and $228.0 million in 2005. As of June 30, 2008, we had an accumulated deficit of $1,304.1 million. The process of developing and commercializing our products requires significant R&D work, including preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. We have only two approved products. Our lead product is Ranexa® (ranolazine extended-release tablets), which we sell ourselves in the United States. Our other approved product is Lexiscan™, which was approved by the FDA in April 2008. This product is sold by our collaborative partner Astellas in the United States, under an arrangement pursuant to which we receive a percentage of net sales. To date, the revenues we have recognized including those relating to our lead approved product, Ranexa, have been limited, and have not been sufficient for us to achieve profitability or fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. We may not be able to achieve or sustain profitability or maintain operations at our current levels or at all.

As we have transitioned from a R&D-focused company to a company with commercial operations and revenues, we expect that our operating results will continue to fluctuate. Our expenses, including payments owed by us under licensing, collaborative or manufacturing arrangements, are highly variable and may fluctuate from quarter to quarter. Our revenues are unpredictable and may fluctuate due to many factors, many of which we cannot control. For example, our ability (and the ability of our collaborative partners, including Astellas with Lexiscan™) to market and sell our products will depend significantly on the market acceptance of our products as well as the extent to which reimbursement for the cost of our products will be available from government health administration authorities, private health insurers and other organizations.

If our products fail to achieve market acceptance or are unfavorably reimbursed, this would result in lower product sales and lower revenues. As a result, we may have increased capital requirements in the future and we may be required to delay, scale back or eliminate some or all of our R&D programs or commercialization activities, or we may be required to raise additional capital, which may not be available on acceptable terms or at all.

Our future capital requirements and our ability to raise capital in the future will depend on many other factors, including our product revenues, the costs of commercializing our products, progress in our R&D programs, the size and complexity of these programs, the timing, scope and results of preclinical studies and clinical trials, our ability to establish and maintain collaborative partnerships (and the ability of our collaborative partners to develop and commercialize products, including Biogen Idec, Inc. in the case of Adentri®, which is not approved for any use, and Astellas in commercializing Lexiscan™ now that it has been approved by the FDA), the time and costs involved in obtaining regulatory approvals (including FDA action with respect to the three pending applications related to Ranexa that are under review), the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing commercial and clinical materials and other factors not within our control. If we are not able to obtain FDA approval of application(s) for Ranexa under review, or if the FDA approves revised product labeling that negatively impacts market acceptance of that product, our ability to generate product revenues, our ability to raise additional capital and our ability to maintain our current levels of research, development and commercialization activities will all be materially impaired. Insufficient funds may require us to delay, scale back or eliminate some or all of our research, development or commercialization programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern.

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

Other Information

In May 2008, in accordance with Nasdaq Marketplace Rule 4350, we granted 31 non-executive employees inducement stock options covering an aggregate of 151,800 shares of common stock under our 2004 Employment Commencement Incentive Plan. These inducement stock options are classified as non-qualified stock options with an exercise price equal to the fair market value on the grant date. The options have a ten-year term and vest over four years as follows: 20% of these options will vest on the date one year from the optionee’s hire date, 20% of the options will vest in monthly increments during each of the second and third years, and 40% of the options will vest in monthly increments during the fourth year (in all cases subject to the terms and conditions of our 2004 Employment Commencement Incentive Plan).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not use derivative financial instruments. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer except for U.S. government and government sponsored enterprise securities. We are averse to principal loss and strive to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and marketable securities as “fixed-rate” if the rate of return on such instruments remains fixed over their term. These “fixed-rate” investments include U.S. government securities, commercial paper, asset backed securities, corporate bonds, and foreign bonds. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates. We classify our cash equivalents and marketable securities as “variable-rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. As of June 30, 2008, there were no material changes in these market risks since December 31, 2007.

Our long-term debt at June 30, 2008 includes $58.5 million of our 2.0% senior subordinated convertible debentures due May 2023, $138.5 million of our 2.75% senior subordinated convertible notes due May 2012, and $149.5 million of our 3.25% senior subordinated convertible notes due August 2013. Interest on the 2.0% senior subordinated convertible debentures is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 2.75% senior subordinated convertible notes is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 3.25% senior subordinated convertible notes due 2013 is fixed and payable semi-annually on February 16 and August 16 each year. All the notes and debentures are convertible into shares of our common stock at any time prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events.

The table below presents the amounts and related average interest rates of our investment portfolio and our long-term debt as of June 30, 2008:

	Average Interest Rate	Estimated Market Value
($ in thousands)
Cash equivalents:
Fixed rate	2.92%	$26,393
Variable rate	1.98%	177,685
Marketable securities portfolio:
Fixed rate (mature in 2008)	2.75%	26,417
Variable rate (mature in 2008)	2.53%	1,987
Fixed rate (mature in 2009)	3.32%	35,623

	Average Interest Rate	Estimated Market Value
Fixed rate (mature in 2010)	3.77%	1,000
Fixed rate (mature in 2011)	4.75%	2,414
Long-term debt:
Senior subordinated convertible debentures due 2023	2.00%	54,335
Senior subordinated convertible notes due 2012	2.75%	112,019
Senior subordinated convertible notes due 2013	3.25%	111,004

Foreign Currency Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our European subsidiary in the United Kingdom. At the end of each reporting period, expenses of the subsidiary are remeasured into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are remeasured into U.S. dollars using either historical rates or the exchange rate in effect at the end of the period. Additionally, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies. In particular, we have foreign expenses associated with clinical studies conducted outside the United States. We currently do not hedge against this foreign currency risk. Fluctuations in exchange rates may impact our financial condition and results of operations. For the three and six months ended June 30, 2008, we incurred $1.9 million and $2.9 million, respectively, of non-U.S. dollar expenses. For the three and six months ended June 30, 2007, we incurred $4.3 million and $7.9 million of non-U.S. dollar expenses, respectively. As reported in U.S. dollars, our foreign currency losses for the three and six months ended June 30, 2008 were approximately $0.1 million. Foreign currency losses for the three and six months ended June 30, 2007 were approximately $0.1 million.

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

We have experienced significant operating losses since our inception in 1990, including net losses of $36.2 million for the six month period ended June 30, 2008, $181.0 million in 2007, $274.3 million in 2006, and $228.0 million in 2005. As of June 30, 2008, we had an accumulated deficit of $1,304.1 million. The process of developing and commercializing our products requires significant research and development work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. We have only two approved products.

Our lead product is Ranexa® (ranolazine extended-release tablets), which we sell ourselves in the United States. In September 2007, we submitted a supplemental new drug application (sNDA) to the FDA which included the results of the MERLIN TIMI-36 study, and the FDA administratively unbundled our sNDA into three applications, all of which had an FDA PDUFA action date of July 27, 2008. These three applications include a supplemental new drug application under review by the division of cardiovascular and renal products of the FDA seeking to expand the product indication to include first line angina treatment, a supplemental new drug application under review by the division of cardiovascular and renal products of the FDA to evaluate the approval of potential anti-arrhythmic product labeling claims in patients with coronary artery disease, and a new drug application under review by the division of metabolism and endocrinology products of the FDA to provide for clinical review of the proposed product labeling claims relating to the reduction of hemoglobin A1c, or HbA1c, in coronary artery disease patients with diabetes. In July 2008, we were informed by the FDA that it is continuing its review of these pending applications. We do not expect any new PDUFA action date to be set.

Also in July 2008, we received marketing authorization from the European regulatory authorities for ranolazine in all 27 European Union member states. In this territory the product is approved for use as add-on therapy for the symptomatic treatment of patients with chronic stable angina who are inadequately controlled or intolerant to first-line anti-anginal therapies.

Our other approved product is Lexiscan™ (regadenoson) injection, which was approved by the FDA in April 2008. This product was launched in June 2008 and is being sold by our collaborative partner, Astellas US LLC, in the United States, under an arrangement pursuant to which we will receive a percentage of net sales.

To date, the product revenues we have recognized, including those relating to our lead approved product, Ranexa, have been limited, and have not been sufficient for us to achieve profitability or fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. Unless there is a substantial increase in sales of Ranexa, we may not be able to achieve or sustain profitability or maintain operations at our current levels or at all.

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

•

the results of on-going regulatory review by FDA of the supplemental new drug application we submitted to the FDA in September 2007 including the results of the MERLIN TIMI-36 study (which the FDA has administratively unbundled into three applications, including a supplemental new drug application under review by the division of cardiovascular and renal products of the FDA seeking to expand the product indication to include first line angina treatment, a supplemental new drug application under review by the division of cardiovascular and renal products of the FDA to evaluate the approval of potential anti-arrhythmic product labeling claims in patients with coronary artery disease, and a new drug application under review by the division of metabolism and endocrinology products of the FDA to provide for clinical review of the proposed product labeling claims relating to the reduction of hemoglobin A1c, or HbA1c, in coronary artery disease patients with diabetes), including whether or not the FDA approves any, some or all of these applications and what revised product labeling (if any) is approved by the FDA for Ranexa;

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

Inventory levels of Ranexa held by wholesalers can also cause our operating results to fluctuate unexpectedly. Although we attempt to monitor wholesaler inventory of our products, we rely upon information provided by third parties to quantify the inventory levels maintained by wholesalers. In addition, we and the wholesalers may not be effective in matching inventory levels to end-user demand. Furthermore, there is substantial product inventory held by pharmacies in the United States and we have no control over their buying patterns. Significant differences between actual and estimated inventory levels may result in inadequate or excessive inventory production, product supply in distribution channels, product availability at the retail level, and unexpected increases or decreases in orders from our major customers. Any of these events may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below expectations. If our operating results do not meet the expectations of securities analysts or investors, the market price of our securities may decline significantly. We believe that quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance and should not be relied upon to predict our future performance.

We may need substantial additional capital in the future. If we are unable to secure additional financing, we may be unable to continue to commercialize our products or continue our research and development activities or continue any of our other operations at current levels, or we may need to limit, scale back or cease our operations.

As of June 30, 2008, we had cash, cash equivalents and marketable securities of $272.3 million, compared to $174.2 million at December 31, 2007. In April 2008, we received a $12.0 million milestone payment from Astellas in association with the FDA approval of Lexiscan™, and we received $175.0 million from TPG-Axon in exchange for rights to 50% of our royalty on North American sales of Lexiscan™. In June 2008 we received an additional milestone payment of $10.0 million from TPG-Axon in connection with the launch of the product by Astellas in the United States. We currently expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercialization activities for at least 12 months. However, our estimates of future capital use are uncertain (in part because they are dependent on product revenue assumptions), and changes in our commercialization plans or results, partnering activities, regulatory requirements and other developments may impact our revenues, increase our rate of spending or otherwise decrease the period of time our available resources will fund our operations We currently expect total costs and expenses, not including cost of sales, to be approximately $220.0 million for the full fiscal 2008 year, compared to $254.0 million for the full fiscal 2007 year.

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

•

the amount of royalty revenues that we are able to obtain from Astellas’s sales of Lexiscan™ (including Astellas’s level of promotional activity and degree of success in gaining market acceptance for Lexiscan™, and Astellas’s level of promotional activity and degree of success in convincing physicians to switch from its current pharmacologic stress agent for use in myocardial perfusion imaging studies, Adenoscan® (adenosine injection) or other agents to Lexiscan™);

•

the results of on-going regulatory review by FDA of the supplemental new drug application we submitted to the FDA in September 2007 including the results of the MERLIN TIMI-36 study, which the FDA has administratively unbundled into three applications, including whether or not the FDA approves any, some or all of these applications and what revised product labeling (if any) is approved by the FDA for Ranexa;

•

our ability to obtain a partner to commercialize ranolazine in Europe (where we have only very limited resources of our own), the timing and success of any product launch of ranolazine in Europe, and the amount of funding and revenues received up front and over time in exchange for those commercialization rights;

•	whether or not we partner ranolazine in the United States or other territories, and the amount of funding and revenues received up front and over time in exchange for those commercialization rights;

•	the timing, scope and results of preclinical studies and clinical trials;

•	the costs of commercializing the products we sell, including marketing, promotional and sales costs, product pricing and discounts, rebates and product return rights extended to customers;

•	the costs of manufacturing or obtaining preclinical, clinical and commercial materials;

•	the time and costs involved in obtaining and maintaining regulatory approvals;

•	our ability to establish strategic collaboration partnerships, and to maintain strategic collaborative partnerships such as our arrangement with Astellas relating to Lexiscan™;

•	competing technological and market developments;

•	the costs involved in filing, prosecuting, maintaining and enforcing patents;

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

In April 2006, we entered into a common stock purchase agreement with Azimuth which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8% of the daily volume weighted average price of our common stock, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement ends May 1, 2009, and in 2006 Azimuth purchased an aggregate of 2,744,118 shares for proceeds, net of issuance costs, of approximately $39.8 million under the purchase agreement. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 6,266,286 shares remaining for sale under the purchase agreement were sold at the $8.23 closing price of our common stock on June 30, 2008 (and assuming that Azimuth agreed to purchase our common stock at this price), the additional aggregate net proceeds, assuming the largest possible discount, that we could receive under the purchase agreement with Azimuth would be approximately $48.5 million.

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

We launched Ranexa in the United States in March 2006 and recognized revenues from sales of Ranexa for the first time in the quarter ended June 30, 2006. Ranexa is currently our lead commercial product, and we expect that Ranexa will account for all of our direct product sales at least for the next several years, unless we obtain rights to other approved products. In order for us to successfully commercialize Ranexa, our sales of the product must increase significantly from current levels. We continue to invest significant amounts of capital in connection with the commercialization of Ranexa as well as further development of the product, including in connection with on-going review of the supplemental new drug application we submitted to the FDA in September 2007 that incorporates the results of the MERLIN TIMI-36 study, which the FDA has administratively unbundled into three applications.

Our continued substantial investments in Ranexa are based in part on market forecasts, which are inherently highly uncertain. Market forecasts are particularly uncertain in the case of Ranexa because Ranexa is a relatively new product with a novel mechanism of action and is the first new drug therapy for chronic angina in the United States in over twenty years. In addition, we announced significant operating expense reductions in May 2007, which included significant reductions in the field sales organization and headquarters commercial personnel and significant reductions in sales and marketing program expenditures. These changes included significant reductions in the number of sales territories, which has resulted in less overall coverage for our sales territories in the aggregate as well as larger territories for many sales personnel. If we fail to significantly increase our level of Ranexa sales over time, our ability to generate product revenues, our ability to raise additional capital and our ability to maintain our current levels of research, development and commercialization activities will all be materially impaired, and the price of our common stock will decline. As a result, the success of our company continues to be largely dependent on the success of Ranexa.

We believe that the product may have potential in the general practitioner market in the United States if, for example, the FDA approves Ranexa as first-line therapy for patients suffering from chronic angina, as well as if the FDA approves labeling claims relating to the reduction of HbA1c in coronary artery disease patients with diabetes to the product labeling. However, we do not presently have the resources to market and promote in broad markets, and the revenues we expect to recognize for the foreseeable future from Ranexa may not be sufficient for us to reach broader markets on our own. As a result we may be dependent on being able to enter into one or more strategic partnership, collaboration and/or co-promotion arrangements in order to reach broader markets in the United States, and we may not be able to successfully enter into any such arrangement with third parties on terms that are favorable to us, if at all. In addition, under any such arrangement, our future revenues for Ranexa may depend heavily on the success of any such third party and we may have limited or no control over their resources and activities. Alternatively, to the extent that we expend resources to promote the product ourselves in broad markets, for example in the United States, our operating expenses will increase, and may increase significantly.

In April 2008, the European regulatory authorities issued a positive opinion with respect to our marketing approval application for ranolazine in the European Union. In July 2008, we received marketing authorization from the European regulatory authorities for ranolazine in all 27 European Union member states. In this territory the product is approved for use as add-on therapy for the symptomatic treatment of patients with chronic stable angina who are inadequately controlled or intolerant to first-line anti-anginal therapies. However, we have only a small number of personnel in Europe and do not have the resources to commercialize ranolazine in Europe on our own. We will be dependent on being able to enter into one or more strategic partnership, collaboration and/or co-promotion arrangements in order to reach the European market. The negotiation, consummation and implementation of strategic arrangements relating to pharmaceutical products are complex and time-consuming, and we may not be able to reach mutually acceptable terms which may delay or prevent us from achieving or maximizing successful commercialization of the product in one or more key territories such as Europe. In addition, under any such arrangement, our future revenues for ranolazine in Europe would depend heavily on the success of any such third party and we may have limited or no control over their resources and activities under any such arrangement. The cost of goods for ranolazine (which includes a royalty we owe to Roche on sales of the product) may make it challenging or prohibitive to profitably commercialize the product in one or more key countries in Europe, in light of various national price control or reimbursement arrangements.

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

Similarly, the existence of this special protocol assessment agreement is not a guarantee of particular labeling claims relating to product safety, such as the reduced cautionary wording we are seeking, or product efficacy. FDA regulatory review is on-going for the supplemental new drug application we submitted to the FDA in September 2007 including the results of the MERLIN TIMI-36 study, which the FDA has administratively unbundled into three applications, including a supplemental new drug application under review by the division of cardiovascular and renal products of the FDA seeking to expand the product indication to include first line angina treatment, a supplemental new drug application under review by the division of cardiovascular and renal products of the FDA to evaluate the approval of potential anti-arrhythmic product labeling claims in patients with coronary artery disease, and a new drug application under review by the division of metabolism and endocrinology products of the FDA to provide for clinical review of the proposed product labeling claims relating to the reduction of HbA1c in coronary artery disease patients with diabetes. We do not have any special protocol assessment agreement in place with the metabolism and endocrinology products division of the FDA, and the agreement does not address any potential labeling claims relating to reduction in HbA1c levels in coronary artery disease patients with diabetes.

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

Depending on the results of the FDA’s decisions regarding whether or not to approve, any, some or all of our three administratively unbundled applications, as well as the decisions of the FDA review divisions with respect to any labeling modifications, our ability to generate product revenues, raise additional capital, and maintain our current levels of research, development and commercialization activities will be materially affected. If the FDA does not approve such applications, or approves product labeling that is not favorable to the product, our continued ability to commercialize Ranexa could be seriously impaired or stopped altogether.

Based on the September filing of the sNDA for Ranexa, the PDUFA action date for all three administratively unbundled applications was July 27, 2008. Under the PDUFA guidelines, the FDA is not required to take action on all applications by the PDUFA action date. Recently, our new drug application for Lexiscan™ had a PDUFA action date of March 14, 2008, but the FDA did not take action on that new drug application until April 10, 2008. In July 2008, we were informed by the FDA that it is continuing its review of the pending applications relating to Ranexa. We do not expect any new PDUFA action date to be set. This delay could negatively impact our business.

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

•

regulatory actions resulting from new data or information or other factors, especially, with regards to Ranexa, the FDA’s actions relating to the results of on-going regulatory review by FDA of the supplemental new drug application we submitted to the FDA in September 2007 including the results of the MERLIN TIMI-36 study, which the FDA has administratively unbundled into three applications, including whether or not the FDA approves any, some or all of these applications and what revised product labeling (if any) is approved by the FDA for Ranexa;

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

We believe that the currently approved product labeling for Ranexa has had and will continue to have a direct impact on our marketing, promotional and sales programs for this product, and has adversely affected market acceptance of the product. For example, the current approved product labeling for Ranexa contains contraindications and warnings regarding a potential safety risk of QT prolongation and a type of fatal arrhythmia, among other potential risks. In addition, the current indication statement in the labeling states that because Ranexa prolongs the QT interval in a dose-dependent manner, the product should be reserved for use in chronic angina patients who have not achieved an adequate response with other anti-anginal drugs, and should be used in combination with other common anti-anginal treatments, specifically amlodipine, beta-blockers or nitrates. Based on the MERLIN TIMI-36 clinical study results, we submitted a supplemental new drug application with the FDA in September seeking to modify the existing product labeling to expand the indication to include first-line angina treatment, reduce cautionary language and add new labeling claims. However, we do not know if the FDA will approve any, some or all of these applications, or what revised product labeling, if any, the FDA will approve.

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

In addition, we believe that physician prescribing patterns are substantially affected by their perceptions of a product, particularly in the case of a relatively new product such as Ranexa. We believe that many physicians’ perceptions of Ranexa have been negatively impacted by the currently approved product labeling for Ranexa. Even if the FDA approves modified product labeling for Ranexa providing for the labeling changes we are seeking (including an indication for first-line angina treatment, reduced cautionary wording, and labeling claims relating to reduction of HbA1c in coronary artery disease patients with diabetes and reduction in ventricular arrhythmias in coronary artery disease patients), favorably modifying physician perceptions for the product may prove very difficult for us with the relatively limited resources available to us, which would impact product acceptance and revenues over time. In particular, it may be difficult to change physicians’ existing perceptions of the product and achieve increased product revenues.

We must submit all promotional materials to the FDA at the time of first use, including in connection with any potential FDA approval(s) of any of the pending applications relating to Ranexa. If the FDA raises concerns regarding our proposed or actual promotional materials, we may be required to modify or discontinue using them and provide corrective information to healthcare practitioners. We do not know whether our promotional materials will allow us to achieve market acceptance for Ranexa.

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

We are dependent on the performance of our key strategic collaborative partners for the successful commercialization of one of our approved products and some of our product candidates. Our key collaborative partnerships include the following:

•

Biogen Idec Inc. (formerly Biogen Inc.)—a 1997 royalty-bearing license agreement under which we licensed rights to Biogen Idec to develop and commercialize products produced based on our A1 adenosine receptor antagonist patents or technologies, which Biogen Idec has labeled its Adentri® program; and

•	Astellas—a 2000 collaboration and license agreement to develop and commercialize second generation pharmacologic cardiac stress agents, including Lexiscan™ which received FDA approval in April 2008.

The successful commercialization of each of these programs depends significantly on the efforts of these collaborative partners. For example, under our agreement with Astellas, we have transferred the new drug application for Lexiscan™ to Astellas, and Astellas launched commercial sales of the product in the United States in June 2008. Astellas is solely responsible for, and has sole decision-making authority regarding, all aspects of the commercial manufacture, distribution, pricing, reimbursement, marketing, promotion and sales of Lexiscan™ in North America. As a result, we cannot control, and will not know, the level of investment Astellas makes or the degree of priority that Astellas places on the Lexiscan™ program compared to its other products and programs, including compared to its current product for use in myocardial perfusion imaging studies, Adenoscan® (adenosine injection), which is well established in the United States market, and we will not know if Astellas has any commitments to the licensor of that product to Astellas that might affect these factors. Among other things, we will not be able to control Astellas’s level of activity or expenditure relating to the manufacture (including inventory build-up) or commercialization of Lexiscan™, or the degree of motivation or success of Astellas in gaining market acceptance for Lexiscan™ and in convincing physicians to switch from Astellas’s current pharmacologic stress agent Adenoscan® or other agents to Lexiscan™. Similarly, Biogen Idec has sole responsibility for all worldwide development and commercialization of products from the Adentri® program, if any.

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

In addition, these arrangements are each complex, and disputes may arise between the parties, which could lead to litigation as well as delays in or termination of the development or commercialization of the products or product candidates involved. If Astellas fails to successfully manufacture, market and sell Lexiscan™ in North America, we will receive minimal or even no revenues under the arrangement. Similarly, if Biogen Idec fails to successfully develop and commercialize any product from the Adentri® program, we will receive no revenues under the arrangement.

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

The commercialization of the product we sell, Ranexa, is substantially dependent on our ability to develop and maintain effective sales and marketing capabilities.

Our successful commercialization of Ranexa in the United States depends on our ability to develop and maintain an effective sales and marketing organization in the United States. We have hired, trained and deployed our first sales force, which is a national cardiovascular specialty sales force, and which began promoting Ranexa in March 2006.

In May 2007 we announced significant reductions in our field sales organization and headquarters sales and marketing personnel as well as significant reductions in sales and marketing program expenditures. We significantly reduced the number of sales territories, which has resulted in less overall coverage for our sales territories in the aggregate as well as larger territories for many sales personnel. The current size of our sales force may not be adequate to promote to the entire potential market for Ranexa. The success of our marketing and promotional strategies will also depend on our ability to recruit and retain the caliber of sales representatives necessary to implement our strategy, which focuses on promotion to cardiologists. The territory realignment and operating expense and headcount reductions we undertook in 2007, perceptions of corporate instability, negative perceptions regarding our lead product Ranexa, or other factors could significantly limit our ability to successfully recruit and retain qualified sales personnel with the level of technical, selling and institutional experience typical of specialty pharmaceutical sales personnel, which could significantly delay or hinder the success of our commercial strategies, and could result in lower market acceptance and product revenues for Ranexa.

We may increase or decrease the size of our sales force in the future, or change territory alignments in the future, depending on many factors, including the effectiveness of the sales force, the level of market acceptance of Ranexa, and the prospects for potential FDA approval (as well as final regulatory decisions) relating to any, some or all of the pending applications relating to Ranexa, as well as any partnering arrangements we may enter into from time to time. Developing and implementing key marketing messages and programs, as well as deploying, retaining and managing a national sales force and additional personnel, is very expensive, complex and time-consuming. We do not know if our marketing strategies and programs will be effective. We also do not know if our sales force is sufficient in size, scope or effectiveness to compete successfully in the marketplace and gain acceptance for Ranexa. Among other factors, we may not be able to gain sufficient access to healthcare practitioners, which would have a negative effect on our ability to promote Ranexa and gain market acceptance. Even if we gain access to healthcare practitioners, we may not be able to change prescribing patterns in favor of Ranexa.

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

Unlike other treatments for angina currently being used in the United States, Ranexa causes small but statistically significant increases in the QT interval (which is a specific interval in an EKG measurement of the heart). As a general matter, prolongation of the QT interval can lead to a fatal arrhythmia known as torsades de pointes. This fatal arrhythmia occurs in the general population of patients with cardiovascular disease at a low rate of incidence (although the precise rate may be difficult to establish), and can be triggered by a wide variety of factors including drugs, genetic predisposition and medical conditions that are not uncommon among patients with cardiovascular disease. Thus it is likely that some patients receiving Ranexa may be predisposed to the occurrence of torsades de pointes or other fatal arrhythmias. Also, it is inevitable that some patients receiving Ranexa will die suddenly, that in some or even many of these cases there will not be sufficient information available to rule out Ranexa as a contributing factor or cause of mortality, and that required safety reporting from physicians or from us to regulatory authorities may link Ranexa to death or other serious adverse effects. As a result, regulatory authorities, healthcare practitioners and/or patients may perceive or conclude that the use of Ranexa is associated with death or other serious adverse effects, any of which could mean that our ability to commercialize Ranexa could be seriously impaired or stopped altogether, and we may become subject to potentially significant product liability litigation and other claims against us. This would harm our business, increase our cash requirements and result in continued operating losses and a substantial decline in our stock price.

If we are unable to compete successfully in our markets, it will harm our business.

There are many existing drug therapies approved for the treatment of the diseases targeted by our products, and we are also aware of companies that are developing new potential drug products that will compete in the same markets as our products. Ranexa competes with several well established classes of drugs for the treatment of chronic angina in the United States, including generic and/or branded beta-blockers, calcium channel blockers and long acting nitrates, and additional potential angina therapies may be under development. In addition, surgical treatments and interventions such as coronary artery bypass grafting, percutaneous coronary intervention and stents are other options for angina patients (especially in the United States), and may be perceived by healthcare practitioners as preferred methods to treat the cardiovascular disease that underlies and causes angina. We cannot guarantee that we will be able to compete successfully in the market.

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

We have set the wholesale acquisition cost of Ranexa at a higher price than the cost of any other anti-anginal drug currently on the market in the United States. Our pricing for Ranexa may result in less favorable reimbursement and formulary positioning for the product with third-party payers and under government programs including Medicare, and may result in more or higher barriers to patient access to the product such as higher co-payments and/or prior authorization requirements. Even if we obtain favorable reimbursement or formulary positioning for Ranexa, we may not be able to maintain this positioning if the product does not meet utilization expectations. If we fail to obtain or maintain favorable reimbursement or formulary positioning for Ranexa, health care providers may limit how much or under what circumstances they will prescribe or administer the product, and patients may resist having to pay out-of-pocket for it. We are offering discounts or rebates to some customers to attempt to contract for favorable formulary status, which will lower the amount of product revenues we receive. We anticipate that the portion of our Ranexa business subject to rebates, and the level of these rebates, may increase over time, which would lower the net revenues we receive over time on every unit of product sold.

In addition, our product revenues are affected by our pricing for the approved dosage strengths for Ranexa and by the dosages most commonly prescribed by physicians. To date, the lower dosage form of Ranexa, which is lower priced than the higher dosage form, is the most commonly prescribed dosage, which impacts product revenues but may also support favorable formulary positioning by third-party payers. These competing factors will affect the market acceptance of Ranexa in the United States as well as the amount of product revenues we will receive for the product.

In addition, in Europe, various government entities control the prices of prescription pharmaceuticals and often expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. For sales of any of our products in Europe, including ranolazine now that it has been approved for marketing in the 27 member countries of the European Union, pricing, reimbursement and formulary approvals will be required in many countries and regions. Our product revenues from ranolazine will be affected by the pricing obtained for the product and whether or not it receives reimbursement and formulary placement. We have only limited information to support the cost effectiveness of ranolazine, and we cannot be certain that any allowed pricing, reimbursement or formulary placement for ranolazine will be available or adequate to support our or any partners’ ability to sell ranolazine in Europe.

Guidelines and recommendations published by various organizations may affect the use of our products.

Government agencies issue regulations and guidelines directly applicable to us and to our products. In addition, professional societies, practice management groups, private health/science foundations, and organizations involved in various diseases from time to time publish guidelines or recommendations to the health care and patient communities. These various sorts of recommendations may relate to such matters as product usage, dosage, route of administration, and use of related or competing therapies. These sorts of recommendations or guidelines could result in increased or decreased usage of our products. The perception by the investment community or stockholders that any such recommendations or guidelines will result in decreased usage of our products could adversely affect the market price of our common stock.

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

Contract modifications or exercise of termination or other rights could also impact commercialization. For example, in the case of our Ranexa supply chain, because we rely on a single manufacturer at each step in the production cycle for the product for both its approved markets (the United States and the European Union), failure of any manufacturers to supply product on a timely basis or at all, or to manufacture our product in compliance with product specifications or applicable quality or regulatory requirements, or to manufacture product or samples in volumes sufficient to meet market demand, would adversely affect our ability to commercialize Ranexa, could result in inventory write-offs, and could negatively affect product revenues and our operating results. In addition, daily dosing of Ranexa involves a relatively large amount of the active pharmaceutical ingredient per tablet. Consequently, substantial volumes of manufactured materials are required to meet even limited product demand. There are relatively few manufacturers worldwide that have the equipment, facilities and available capacity to produce the potential materials required. If we no longer have such a supplier at each step in the Ranexa supply chain, or if there is a substantial increase in product demand beyond what the supply chain capacities can accommodate, we could be unable to manufacture sufficient supplies of Ranexa, which would harm our business.

In addition, the Ranexa manufacturing process, like many pharmaceuticals, is a time-consuming process with long lead times. We must estimate future product demand (including for both its approved markets, in the United States and the European Union) in order to decide upon the quantity of the active pharmaceutical ingredient, tablets and final packaged product to order from our supply chain manufacturers. Our demand forecasts are based on market forecasts which are inherently highly uncertain. To the extent we overestimate future product demand, that would waste our relatively limited resources on building excess inventory. If we underestimate future product demand, we may not have sufficient supplies to meet demand and/or supply any strategic partners for the product, which would result in lost sales and would harm our business.

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

Data obtained from preclinical and clinical studies are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our products by the FDA or foreign regulatory authorities. For example, some drugs that prolong the QT interval, carry an increased risk of serious cardiac rhythm disturbances that can cause a type of fatal arrhythmia known as torsades de pointes, while other drugs that prolong the QT interval do not carry an increased risk of this fatal arrhythmia. Ranexa causes small but statistically significant mean increases in the QT interval. However, other clinical and preclinical data, including the results of the MERLIN TIMI-36 study (which showed no adverse trend in death or arrhythmias in patients receiving Ranexa) indicate that Ranexa does not pre-dispose patients to this fatal arrhythmia. Regulatory authorities may interpret the Ranexa data differently than we do, which could delay, limit or prevent additional regulatory approvals relating to Ranexa.

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

*

Because ranolazine is a new chemical entity, under applicable United States laws we have received marketing exclusivity for the ranolazine compound as a new chemical entity until January 2011. In addition, the United States compound patent relating to Ranexa has been granted several one-year interim patent term extensions under the Hatch-Waxman Act as well as final patent term extension under the Hatch-Waxman Act, thereby extending the patent protection to May 2008 for the approved product (which is the Ranexa extended-release tablet) for the use in chronic angina approved by the FDA. Also, the United States Patent and Trademark Office has issued patents claiming various sustained release formulations of ranolazine and methods of using sustained release formulations of ranolazine, including the formulation tested in our Phase 3 trials for Ranexa, for the treatment of chronic angina. These patents expire in 2019. As a result of the aforementioned patent term extension after May 2008 there is no further patent protection under the United States compound patent, and we do not have any issued patent claims covering any intravenous formulation of ranolazine on a stand-alone basis, or any issued patent claims covering Ranexa for use in diabetes or diabetes-related conditions. Furthermore, we may not be able to obtain any issued patent claims based on data and results from the MERLIN TIMI-36 study or other results. After January 2011, five year new chemical entity exclusivity will no longer be available for ranolazine in the United States, and we will be entirely reliant on our owned or licensed patents claiming uses and formulations of Ranexa, especially the formulation and method of use patents described above, to continue to protect our substantial investments in Ranexa’s development and commercialization. An application seeking approval for a generic version of ranolazine could be submitted to the FDA as early as January 2010. Any such generic filing could result in patent infringement litigation that would be expensive, time-consuming and risky to pursue. It is possible that one or more competitors could develop competing products that do not infringe these patent claims, or could succeed in invalidating or rendering unenforceable all or any of these issued patent claims. One or more of these patents could be lost through a reissue or reexamination submission and subsequent evaluation by the United States Patent and Trademark Office or through litigation (or other proceeding) wherein issues of validity and/or enforceability such as inequitable conduct, inventorship, ownership, prior art, and/or enablement can be raised. These patents could also be lost as a result of interference or opposition proceedings. Any intellectual property-related claims against us relating to any of these patents, with or without merit, as well as any claims initiated by us against third parties, if any, would be time-consuming, expensive and risky to defend or prosecute, and could negatively affect our ability to commercialize Ranexa, product revenues and our operating results. In general, if we assert a patent against an alleged infringer and the alleged infringer is successful in invalidating one, more or all of the patents, or in having one, more or all of the patents declared unenforceable, the protection afforded by the patent(s) would be diminished or lost.

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

Because Ranexa is our lead product, the uncertainty created by any patent litigation involving this product could have a negative impact on our stock price for a considerable period of time (while any such time-consuming litigation was pursued), which could make additional financing difficult to obtain. In addition, in 2007, Astellas, our strategic partner for Lexiscan™ in North America, announced a settlement of certain patent infringement lawsuits, under the terms of which a third party generic pharmaceutical manufacturer will be able to launch their generic version of Adenoscan® pursuant to a license in September 2012, or earlier under certain conditions (which have not been disclosed publicly). These developments could negatively impact the marketing of Lexiscan™ and the revenues we receive under this arrangement, including if a generic version of Adenoscan® (adenosine injection) enters the market before September 2012.

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

The manufacture and sale of human drugs and other therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. For example, the approved labeling for Ranexa includes warnings regarding QT prolongation and the risk of arrhythmias and sudden death, and regarding tumor promotion. We may be subject to product liability claims in the future, including if patients who have taken Ranexa die, experience arrhythmias, contract cancer, or suffer some other serious adverse effect whether or not such patients were predisposed to adverse outcomes.

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

Within the last 12 months ended June 30, 2008, our common stock has traded between $5.41 and $13.68 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Announcements and other events may have a significant impact on the market price of our common stock. For example, delays by the FDA in approving our pending applications with respect to Ranexa could have a significant negative impact on the market price for our common stock. In addition, we may have no control over information announced by third parties, such as our corporate partners or our competitors, which may impact our stock price.

Other announcements and events that can impact the market price of the shares of our common stock include, without limitation:

•	results of our clinical trials and preclinical studies, or those of our corporate partners or our competitors;

•

regulatory actions with respect to our products or our competitors’ products, especially as relates to the pending applications under review at FDA that relate to Ranexa, and whether or not the FDA approves these applications;

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

As of June 30, 2008, we had approximately $346.5 million in long-term convertible debt and aggregate annual debt service obligations on this debt of approximately $8.7 million. Holders of our 2% senior subordinated convertible debentures due 2023 may require us to repurchase all or a portion of their debentures on May 16, 2010, May 16, 2013, and May 16, 2018, or in the event of a change of control of our company. In addition, holders of our 2.75% senior subordinated convertible notes due 2012 and our 3.25% senior subordinated convertible notes due 2013 may require us to repurchase all or a portion of their notes in the event of a change of control of our company or if our common stock ceases trading on a national securities exchange. In these circumstances, we may elect to repurchase the debentures or notes in cash, or in whole or in part in common stock. In the event we repurchase the debentures or notes in cash, such payment would have a material adverse effect on our cash position. In the event we repurchase the debentures with stock, our existing common stock holders will experience immediate dilution. Also, at maturity, all three of the debentures and the notes must be repaid in full with cash unless the holders of the debentures or notes elect to conversion into stock. These payments at maturity, if any, would have a material adverse effect on our cash position.

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

Our board of directors has adopted a stockholder rights plan, authorized executive severance benefit agreements for our officers in the event of a change of control, and adopted a severance plan for all non-officer employees in the event of a change of control. In December 2005, the board approved an employment agreement, amended and restated in December 2007, with our Chairman and Chief Executive Officer that contains severance and change-of-control provisions. Our rights plan and these various severance-related arrangements may delay or prevent a change in our current management team and may render more difficult an unsolicited merger or tender offer.

In addition, the following provisions of our amended and restated certificate of incorporation, as amended, and our by-laws, as restated, may have the effects of delaying or preventing a change in our current management and making the acquisition of our company by a third party more difficult:

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

At our Annual Meeting of Stockholders held on May 20, 2008, three matters were voted upon. A description of each matter and a tabulation of the votes for each of the matters follow:

1.	Proposal to elect two (2) directors, each to serve until the 2011 Annual Meeting of Stockholders and until his successor is elected and qualified or until his earlier resignation or removal:

Nominee	For	Against	Withheld
Santo J. Costa	39,534,334	11,489,129	49,610
Joseph M. Davie, M.D., Ph. D.	40,069,957	10,932,416	70,700

Louis G. Lange, M.D., Ph.D., Thomas L. Gutshall, Thomas E. Shenk, Ph.D., and Kenneth B. Lee, Jr. also continued as directors after the Annual Meeting.

2.	Proposal to approve the amendment and restatement of the Company’s Employee Stock Purchase Plan:

For	Against	Abstain
28,542,978	2,718,904	25,305

There were 19,785,886 broker non-votes.

3.	Proposal to ratify the selection of Ernst & Young, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

For	Against	Abstain
50,061,307	930,832	80,934

There were no broker non-votes.

Item 6.	Exhibits

Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-136373, and incorporated herein by reference).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated September 27, 2006 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed October 2, 2006, and incorporated herein by reference).

3.3	Restated Bylaws of the Company (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 7, 2008, and incorporated herein by reference).

*10.1	Asset Sale and Purchase Agreement dated April 10, 2008 between the Company and TPG-Axon Royalty Trust.

10.2	Intellectual Property Security Agreement dated April 15, 2008 between the Company and TPG-Axon Royalty Trust.

10.3	Employee Stock Purchase Plan, as amended (Filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed April 28, 2008, and incorporated herein by reference).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CV THERAPEUTICS, INC.

Date: August 1, 2008	By:	/s/ LOUIS G. LANGE, M.D., PH.D.
Louis G. Lange, M.D., Ph.D.
Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2008	By:	/s/ DANIEL K. SPIEGELMAN
Daniel K. Spiegelman
Chief Financial Officer (Principal Financial and Accounting Officer)