Form 10-Q
period 2008-09-30
CV THERAPEUTICS INC
filed 2008-11-07
CIK 921506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

As of October 31, 2008, 61,326,638 shares of the registrant’s common stock, $.001 par value, were outstanding.

CV THERAPEUTICS, INC.

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$167,861	$91,599
Marketable securities	134,001	82,646
Accounts receivable	7,756	7,254
Inventories	20,876	23,371
Restricted cash	—	4,799
Prepaid taxes	9,921	—
Prepaid and other current assets	7,245	6,401

Total current assets	347,660	216,070
Notes receivable from related parties	—	210
Property and equipment, net	15,640	19,131
Other assets	28,687	23,425

Total assets	$391,987	$258,836

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,168	$2,515
Accrued and other current liabilities	40,570	36,668
Deferred revenue	18,939	—

Total current liabilities	61,677	39,183
Deferred revenue, long-term	220,033	—
Convertible subordinated notes	331,580	399,500
Other liabilities	4,297	5,551

Total liabilities	617,587	444,234
Commitments and contingencies
Stockholders’ deficit:
Common stock	61	60
Additional paid-in-capital	1,103,728	1,082,178
Accumulated deficit	(1,329,448)	(1,267,880)
Accumulated other comprehensive income	59	244

Total stockholders’ deficit	(225,600)	(185,398)

Total liabilities and stockholders’ deficit	$391,987	$258,836

See accompanying notes

*	Derived from the audited consolidated financial statements for the year ended December 31, 2007

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Product sales, net	$30,274	$18,419	$77,746	$45,723
Royalties and license	4,663	—	8,619	—
Collaboration, milestone and other	3,184	1,344	26,187	14,698

Total revenues	38,121	19,763	112,552	60,421

Costs and expenses:
Cost of sales	5,240	2,609	12,974	6,558
Research and development	18,736	19,055	53,132	75,032
Selling, general and administrative	33,199	30,594	100,991	119,546
Restructuring charges	—	1,407	(7)	6,774

Total costs and expenses	57,175	53,665	167,090	207,910

Loss from operations	(19,054)	(33,902)	(54,538)	(147,489)
Other income (expense), net:
Interest and other income, net	1,787	2,847	9,655	10,112
Interest expense	(2,932)	(3,166)	(9,767)	(9,498)

Total other income (expense), net	(1,145)	(319)	(112)	614

Loss before income tax provision	(20,199)	(34,221)	(54,650)	(146,875)
Income tax provision	5,176	—	6,918	—

Net loss	$(25,375)	$(34,221)	$(61,568)	$(146,875)

Basic and diluted net loss per share	$(0.41)	$(0.58)	$(1.01)	$(2.48)

Shares used in computing basic and diluted net loss per share	61,175	59,458	60,864	59,213

See accompanying notes

CV THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(61,568)	$(146,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,630	29,603
Depreciation and amortization, net	8,236	7,180
Impairment recognized for unrealized loss on marketable securities	892	35
Realized loss (gain) on the sale of marketable securities	79	(43)
Forgiveness of related party notes receivable	17	—
Write-off of unamortized issuance costs on notes repurchased	711	—
Gain on repurchase of convertible subordinated notes	(5,549)	—
Change in assets and liabilities:
Accounts receivable	(502)	(2,979)
Inventories	2,495	(5,721)
Prepaid taxes, prepaid and other current assets	(10,814)	5,298
Other assets	(9,013)	48
Accounts payable	(347)	(8,532)
Accrued and other liabilities	5,057	(18,028)
Deferred revenue	238,972	(139)

Net cash provided by (used in) operating activities	182,296	(140,153)
Cash flows from investing activities:
Purchases of marketable securities	(135,574)	(13,632)
Proceeds from sales of marketable securities	13,555	14,325
Maturities of marketable securities	69,862	137,579
Capital expenditures	(1,516)	(2,310)

Net cash provided by (used in) investing activities	(53,673)	135,962
Cash flows from financing activities:
Change in restricted cash	4,799	6,709
Proceeds from issuance of common stock through employee stock purchases and stock options	2,711	4,044
Proceeds from issuance of common stock to Biogen Idec	2,500	—
Repurchase of convertible subordinated notes	(62,371)	—

Net cash provided by (used in) financing activities	(52,361)	10,753

Net increase in cash and cash equivalents	76,262	6,562
Cash and cash equivalents at beginning of period	91,599	77,638

Cash and cash equivalents at end of period	$167,861	$84,200

See accompanying notes

CV THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The Company

CV Therapeutics, Inc., headquartered in Palo Alto, California, is a biopharmaceutical company primarily focused on the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. We apply advances in molecular biology and genetics to identify mechanisms of cardiovascular diseases and targets for drug discovery.

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

In November 2007, the FDA accepted for filing and review our supplemental new drug application, or sNDA, for Ranexa submitted in September 2007, seeking expansion of the approved product labeling for Ranexa in the United States. In July 2008, we were informed by the FDA that it is continuing its review. In November 2008, the FDA approved new product labeling for the product, which includes an indication for first line treatment of angina, additional new promotable claims and significant reductions in cautionary wording.

In April 2008, we received FDA approval for Lexiscan® (regadenoson) injection or Lexiscan®, a selective A2A-adenosine receptor agonist. Our collaborative partner, Astellas US LLC, or Astellas, is responsible for all commercialization of Lexiscan® in North America and we have a right to receive royalty revenues on the product sales. Astellas launched commercial sales of Lexiscan® in June 2008.

In July 2008, we received marketing authorization from the European Medicines Agency, or EMEA, for ranolazine in all 27 European Union, or EU, member states. Ranolazine is now approved for marketing in the EU as Ranexa® (ranolazine prolonged-release tablets) subject to numerous mandatory pricing and reimbursement approvals in countries and/or regions within the EU.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements and accompanying notes include the accounts of our company and our wholly owned subsidiary. The functional currency of our wholly-owned subsidiary (which is located in the United Kingdom) is the U.S. dollar. Foreign currency remeasurement gains and losses are recorded in the unaudited condensed consolidated statements of operations in accordance with Statement of Financial Accounting Standards, or FAS, No. 52, Foreign Currency Translation. All intercompany transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those assumptions and estimates.

Comprehensive Loss

Comprehensive loss consists of net loss plus the changes in unrealized gains and losses on marketable securities. At each balance sheet date presented, our accumulated other comprehensive income consists solely of unrealized gains on marketable securities. Comprehensive loss for the three and nine months ended September 30, 2008, and 2007 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss	$(25,375)	$(34,221)	$(61,568)	$(146,875)
Change in unrealized losses on marketable securities	(798)	144	(1,156)	(98)
Reclassification adjustment for (gains) losses on marketable securities recognized in earnings	746	(4)	971	(8)

Comprehensive loss	$(25,427)	$(34,081)	$(61,753)	$(146,981)

Fair Value of Financial Instruments

The fair value of our financial instruments reflects the amounts that we estimate would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in these financial statements reflect the information available to us as of September 30, 2008 and December 31, 2007.

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

The following table summarizes revenues from our customers who individually accounted for 10% or more of our gross product sales for the three and nine months ended September 30, 2008, and 2007 (as a percentage of gross product sales):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
McKesson Corporation	38%	41%	39%	41%
Cardinal Health, Inc.	36%	32%	33%	32%
AmerisourceBergen Corporation	19%	19%	21%	20%

The following table summarizes outstanding accounts receivable from our customers who individually accounted for 10% or more of our Ranexa accounts receivable (as a percentage of Ranexa accounts receivable from product sales):

	As of September 30,
	2008	2007
McKesson Corporation	37%	41%
Cardinal Health, Inc.	36%	33%
AmerisourceBergen Corporation	22%	18%

We have not experienced any significant credit losses on cash, cash equivalents, marketable securities or trade receivables to date and do not require collateral on receivables.

Certain of the materials we utilize in our operations are obtained through one supplier. Many of the materials that we utilize in our operations are made at one facility. Since the suppliers of key components and materials must be named in the new drug application, or NDA, filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from our suppliers were interrupted for any reason, we may be unable to ship Ranexa or to supply any of our products in development for clinical trials.

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

Product Sales

We recognize revenue for product sales in accordance with SEC Staff Accounting Bulletin 104, or SAB 104, Revenue Recognition. We recognize revenue for sales when substantially all the risks and rewards of ownership have transferred to our customers who are wholesale distributors, which generally occurs on the date of shipment. Product sales are recognized as revenue when there is persuasive evidence an arrangement exists, delivery to the wholesale distributor has occurred, title has transferred to the wholesale distributor, the price is fixed or determinable and collectibility is reasonably assured. For arrangements where the revenue recognition criteria are not met, we defer the recognition of revenue until such time that all criteria under the provision are met.

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

Royalties and License Revenue

We recognize royalty revenue in the period the royalties are earned, which may be in advance of collection. Our estimates of royalty revenue are primarily based on sales reports from our collaboration partner. Differences between actual royalty revenue and estimated royalty revenue are adjusted in the period in which they become known, typically the following quarter.

For approved products, up-front payments under agreements which include future performance requirements are recorded as deferred revenue and are recognized as royalty and license revenue over the performance period.

Collaboration, Milestone and Other Revenue

Revenue under our license and collaboration arrangements is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front collaboration payments for development-stage products, periodic milestone payments and reimbursements for research activities.

•

Up-front collaboration payments for development-stage products under agreements which include future performance requirements are recorded as deferred revenue and are recognized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate performance period based on research progress attained and certain events, such as changes in the regulatory and competitive environment.

•	Revenues related to substantive, at-risk milestones are recognized upon achievement of the event specified in the underlying agreement.

•

Revenues for research activities are recognized as the related research efforts are performed. These consist of cost-sharing payments received from collaborative partners for a proportionate share of our and our partner’s combined research and development, or R&D, expenditures pursuant to the related collaboration agreement.

•

Fees received under multiple element agreements are evaluated under the provisions of Emerging Issues Task Force, or EITF, Issue 00-21 Revenue Arrangements with Multiple Deliverables. For these arrangements, we generally are not able to identify evidence of fair value for the undelivered elements and we therefore recognize any consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the performance period.

Gross-to-Net Sales Adjustments

Gross-to-net sales adjustments against receivable balances primarily relate to chargebacks, cash discounts and product returns on Ranexa, and are recorded in the same period the related revenue is recognized resulting in a reduction to product sales revenue and the recording of product sales receivable net of allowance. Gross-to-net sales adjustment accruals related to managed care rebates, Medicaid rebates and distributor discounts are recognized in the same period the related revenue is recognized, resulting in a reduction to product sales revenue, and are recorded as other accrued liabilities.

These gross-to-net sales adjustments are based on estimates of the amounts owed or to be claimed on the related sales of Ranexa. These estimates take into consideration our historical experience, industry experience, current contractual and statutory requirements, specific known market events and trends such as competitive pricing and new product introductions, and forecasted customer buying patterns and inventory levels, including the shelf life of our product. If actual future results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment. Our gross-to-net sales adjustments are as follows:

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

Product Returns

Our product returns allowance is primarily based on estimates of future product returns over the period during which wholesale distributors have a right of return, which in turn is based in part on estimates of the remaining shelf life of our product. Once packaged as finished goods, Ranexa 500 mg tablets currently have a shelf life of 48 months from the date of tablet manufacture, and Ranexa 1000 mg tablets currently have a shelf life of 24 months from the date of tablet manufacture. We allow wholesale distributors and pharmacies to return unused product stock that is within six months before and up to one year after its expiration date for a credit at the then-current wholesale price. At the time of sale, we estimate the quantity and value of goods that may ultimately be returned pursuant to these rights.

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

The following table summarizes revenue allowance activity for the three and nine months ended September 30, 2008 (in thousands):

	Contract Sales Discounts (1)	Product Returns (2)	Cash Discounts	Total
Balance at December 31, 2007	$(5,072)	$(2,091)	$(212)	$(7,375)
Revenue allowances:
Current period	(3,400)	(588)	(531)	(4,519)
Payments and credits	3,111	—	531	3,642

Balance at March 31, 2008	$(5,361)	$(2,679)	$(212)	$(8,252)
Revenue allowances:
Current period	(4,059)	(694)	(615)	(5,368)
Payments and credits	3,324	10	575	3,909

Balance at June 30, 2008	$(6,096)	$(3,363)	$(252)	$(9,711)
Revenue allowances:
Current period	(4,378)	(827)	(724)	(5,929)
Payments and credits	3,566	44	712	4,322

Balance at September 30, 2008	$(6,908)	$(4,146)	$(264)	$(11,318)

(1)	Includes managed care rebates, Medicaid rebates, chargebacks and distributor discounts

(2)	Reserve for return of expired products

Net Loss Per Share

In accordance with FAS 128 Earnings Per Share, or FAS 128, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during each period. Our calculation of diluted net loss per share excludes potentially dilutive shares, as these shares were antidilutive for all periods presented. Our calculation of diluted net loss per share may be affected in future periods by dilutive impact of our outstanding stock options, restricted stock units, stock appreciation rights, warrants or by our convertible notes and debentures.

Recent Pronouncements

In November 2007, the EITF ratified a consensus on EITF 07-1, Accounting for Collaborative Arrangements, or EITF 07-1, which requires participants in a collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period an income statement is presented. EITF 07-1 is effective beginning in the first quarter of 2009. We do not expect the adoption of EITF 07-1 to have a material impact on our consolidated results of operations, financial condition and disclosures.

In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future R&D activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have a material impact on our consolidated results of operations and financial condition.

2. Fair Value Measurements

On January 1, 2008, we adopted FAS 157 Fair Value Measurements, or FAS 157, which established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. FAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value. For assets and liabilities that are already required to be disclosed at fair value, FAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of our financial instruments reflects the amounts that we estimate to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). FAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

•	Level 1 - Quoted prices in active markets for identical assets and liabilities.

•	Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 - Unobservable inputs.

In accordance with FAS 157, the following table represents our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Available-for-sale:
Money market funds	$149,879	$—	$—	$149,879
Commercial paper	—	28,189	—	28,189
U.S. government sponsored enterprise securities	—	89,375	—	89,375
Asset backed securities	—	4,042	—	4,042
Corporate bonds	—	28,200	—	28,200

Total	$149,879	$149,806	$—	$299,685

We review and analyze our market securities portfolio to determine whether declines in the fair value of individual marketable securities that were below amortized cost are other-than-temporary. We evaluate, among other factors, the duration and extent to which the fair value has been less than the amortized cost; the financial condition and business outlook of our company, including future cash flow needs; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery of fair value to its amortized cost. As a result of increased volatility and instability within the financial markets in September 2008, we experienced an increase in unrealized losses in our investment portfolio. After consideration of the scheduled maturities in our investment portfolio, our policies with respect to the concentration of investments with issuers or within industries, and our forecasted needs to support our operations, we concluded that we did not have the ability to insure that we will hold all of the impaired securities for a period of time sufficient to recover their cost basis. As of each impairment assessment, management did not determine which individual securities we would sell in order to meet our future cash requirements. As a result, we determined that all individual marketable securities in our portfolio with fair values below amortized cost were other-than-temporarily impaired. Accordingly, we recorded a non-cash impairment charge of approximately $0.7 million and $0.9 million as an offset to interest and other income, net for the three and nine months ended September 30, 2008, respectively, to write down the carrying value of these securities to fair value.

We also hold non-marketable investments in privately held companies, with a carrying value of approximately $6.2 million as of September 30, 2008. These investments are carried at cost less impairment to fair value when applicable. The valuation of these non-marketable equity securities is based upon significant unobservable inputs. Our estimation process for the valuation of these securities includes reviewing the current financial statements of our investees, evaluating the financial resources of the investee to sustain their current level of operations for at least the near term, inquiring about planned financing activities, monitoring the investees achievement of business plan objectives or milestones, and reviewing any other developments that would impact the valuation of our investment. In estimating the fair value of our non-marketable investments, we also evaluate prices of new rounds of financing if available.

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

The following table presents the total stock-based employee compensation expense resulting from stock-based compensation included in our condensed consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cost of sales	$3	$2	$7	$115
Research and development	1,171	1,655	4,118	9,766
Selling, general and administrative	2,058	3,303	9,105	19,260

Total	$3,232	$4,960	$13,230	$29,141

We estimate forfeitures when recognizing expense under FAS 123(R) Share-Based Payment, or FAS 123R, and adjust this estimate periodically based on the extent to which future actual forfeitures differ, or are expected to differ, from such estimates.

Stock Option Activity

The following table summarizes stock option activity for the three and nine months ended September 30, 2008 under all our stock compensation plans:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2007	9,182	$20.87
Granted	132	8.51
Exercised	(11)	9.18
Forfeited or expired	(118)	15.82

Balance at March 31, 2008	9,185	20.77
Granted	322	8.49
Exercised	(13)	5.86
Forfeited or expired	(265)	13.00

Balance at June 30, 2008	9,229	20.58
Granted	92	10.26
Exercised	(18)	6.87
Forfeited or expired	(167)	22.86

Balance at September 30, 2008	9,136	$20.46	6.0 years	$3,372

Exercisable at September 30, 2008	6,811	$23.96	5.0 years	$1,183

As of September 30, 2008, there was $11.7 million of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 2.2 years.

Employee Stock Purchase Plan

For the three and nine months ended September 30, 2008, we recorded approximately $0.3 million and $2.2 million, respectively, of compensation expense related to the ESPP. For the three and nine months ended September 30, 2007, we recorded approximately $0.4 million and $1.6 million, respectively, of compensation expense related to the ESPP. For the three and nine months ended September 30, 2008, 124,830 and 374,473 shares, respectively, were purchased under the ESPP. During the three and nine months ended September 30, 2007, 124,811 and 374,408 shares, respectively, were purchased under the ESPP.

Restricted Stock Units

Our stock compensation plans permit the granting of restricted stock and/or RSUs.

The following table presents a summary of the status of our nonvested RSUs for the three and nine months ended September 30, 2008:

	Outstanding RSUs (in thousands)	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2007:	1,870	$12.87
Granted	—	—
Vested	(151)	14.52
Forfeited	(64)	11.96

Balance at March 31, 2008:	1,655	$12.76
Granted	286	7.27
Vested	(184)	13.50
Forfeited	(44)	10.31

Balance at June 30, 2008:	1,713	$11.82
Granted	—	—
Vested	(104)	15.45
Forfeited	(42)	14.31

Balance at September 30, 2008:	1,567	$11.52

As of September 30, 2008, there was approximately $18.1 million of total unrecognized compensation cost for the remaining nonvested RSUs granted under our stock compensation plans. That cost is expected to be recognized over a period of 2.4 years.

Stock Appreciation Rights

As of September 30, 2008, a total of 225,000 SARs were outstanding, of which there was less than $0.1 million of total unrecognized compensation cost related to nonvested SARs. That cost is expected to be recognized over a period of 0.3 years.

We recorded less than $0.1 million and $0.1 million of compensation expense related to SARs in the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, we recorded $0.1 million and $2.1 million of compensation expense, respectively.

As of September 30, 2008, payments related to the SAR grants to date have been approximately $0.1 million.

Valuation Assumptions

The fair value of our options granted to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Expected life (years)	6.5	6.2	6.5	6.2
Risk-free interest rate	3.3%	4.4%	3.1%	4.5%
Volatility	71%	61%	63%	61%

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

4. European Medicines Agency Approval of Ranexa

In July 2008, we received marketing authorization from the EMEA for ranolazine in all 27 EU member states. This approval followed a positive opinion from the EMEA Committee for Medicinal Products for Human Use, or CHMP, in April 2008. Under our license agreement with Roche Palo Alto LLC, or Roche, we were required to make a $9.0 million payment to Roche within 30 days of this approval, which we paid in August 2008. This amount was capitalized as a noncurrent other asset on our condensed consolidated balance sheet and is being amortized over its useful patent life, which is approximately 11 years, expiring in September 2019.

5. License, Development and Supply Agreement with Menarini Group

In September 2008, we entered into an agreement with Menarini International Operations Luxembourg SA, or Menarini, granting them exclusive rights to Ranexa in the EU and other specified countries. The licensed territory encompasses 68 countries, including the 27 member states of the EU, Russia and the other member states of the Commonwealth of Independent States, and select countries in Central and South America. The term of the agreement expires on a country-by-country basis upon the later to occur of ten years from the first commercial sale date of Ranexa in the country or the expiration of the last valid claim in the licensed patents covering ranolazine in the country.

The agreement included an upfront payment of $70.0 million by Menarini in consideration of rights granted and in recognition of the R&D investments made by us for Ranexa. The payment was received in September 2008 and was recorded as deferred revenue on our condensed consolidated balance sheet. Revenue will be recognized ratably over the period of continuing involvement, which is the manufacturing supply agreement that continues through the contractual term of the agreement. The period of continued involvement is expected to span until September 2019, which coincides with the end of the patent period and the end of our obligation period.

In addition, Menarini will potentially make additional payments and investments for commercial and development milestones and promotional and detailing commitments. The commercial milestones are primarily linked to sales levels and development milestones are linked to approval of Ranexa in Europe for certain additional indications that are jointly developed. The agreement provides mechanisms for the parties to collaborate and share costs of joint development programs for Ranexa in which Menarini elects to participate. We are also entitled to receive royalties on sales of Ranexa in the territories covered by the agreement.

6. Adentri® Milestone

In March 1997, we entered into collaboration agreement with Biogen, Inc. (predecessor-in-interest to Biogen Idec, Inc.), or Biogen Idec, and its subsidiary, Biotech Manufacturing Limited, or BML. The agreement granted Biogen Idec and BML exclusive worldwide rights to develop and commercialize Adentri® (Biogen Idec received North American rights and BML received rights in the rest of world). Under the agreements, we could receive milestone payments and equity investments upon achievements of certain development milestones. In August 2008, we received notification from Biogen Idec that it had entered the first patient in a Phase 3 study which triggered two milestone payments: (i) a $3.0 million cash payment and (ii) a $2.5 million equity investment in our common stock. We received the $3.0 million in September 2008 which was recorded as collaboration, milestone and other revenue in the three months ended September 30, 2008. Upon receipt of the $2.5 million in September 2008, we issued 255,219 shares of our common stock to Biogen Idec.

In June 1994, we entered into a license agreement with the University of Florida Research Foundation, Inc., or UFRFI, to license Adentri®. The agreement provides that we shall pay license fees, royalties and sublicense fees to UFRFI of 12.5% of all sublicense fees received by us. Upon notification from Biogen Idec of the entrance of its first patient in a Phase 3 trial, which triggered a $3.0 million cash payment which we received in September 2008, we owed UFRFI $0.4 million, which represented a royalty of 12.5% of the $3.0 million cash payment. The payment to UFRFI was made in September 2008 and the amount was expensed as R&D expense.

7. FDA Approval of Lexiscan®

In April 2008, we received FDA approval of Lexiscan® for use as a pharmacologic stress agent in myocardial perfusion imaging studies in patients unable to undergo adequate exercise stress. As a result of reaching this milestone, in April 2008, we received a $12.0 million milestone payment from Astellas. Under the terms of our collaborative agreement with Astellas, the product is marketed by Astellas and was launched in June 2008 in the United States. In the three and nine months ended September 30, 2008, we recognized $0.8 million and $2.1 million, respectively, of royalty revenue from Astellas related to sales of Lexiscan®.

8. Royalty Agreement with TPG-Axon Capital

In April 2008, we entered into an asset sale and purchase agreement, or the TPG-Axon Agreement, with TPG-Axon Royalty Trust, or TPG-Axon, an investment trust related to TPG-Axon Capital. Under the TPG-Axon Agreement, TPG-Axon received transferable rights (subject to the terms of the TPG-Axon Agreement) to 50% of our future royalty on North American sales of Lexiscan® under the terms of our agreement with Astellas. We received an upfront payment of $175.0 million on the closing date and received an additional milestone payment of $10.0 million in June 2008 when Lexiscan® was launched in the United States. We retain rights to the other 50% of future royalty revenue from North American Lexiscan® sales as well as the rights to a royalty on another product of Astellas.

We deferred the $175.0 million in proceeds received from TPG-Axon and will recognize the revenue ratably over the period of our continuing involvement, which is expected to continue until March 2022 (which coincides with the end of the product patent term, as extended, and the end of our obligation period). During the three and nine months ended September 30, 2008, we recognized $3.1 million and $5.8 million, respectively, in royalty revenue related to the upfront payment.

The additional $10.0 million milestone we received from TPG-Axon in June 2008 was contingent on the launch of Lexiscan® in the United States occurring within a specified time period, which was at risk based on the information available to us when we entered into the TPG-Axon Agreement. The milestone was nonrefundable, and was not dependent upon future activities or the achievement of any future milestones. The milestone payment of $10.0 million was recognized as collaboration, milestone and other revenue in the second quarter of 2008.

9. Repurchase of Convertible Debt

During the three and nine months ended September 30, 2008, we repurchased $14.9 million and $67.9 million, respectively of convertible debt which consisted of $56.4 million of the 2.0% notes due in 2023 and $11.5 million of the 2.75% notes due in 2012. In connection with the debt repurchases, we also recognized a net gain from these repurchases of $0.8 million and $5.5 million, respectively, for the three and nine months ended September 30, 2008, which was recorded in interest income and other, net in our consolidated statements of operations.

The remaining outstanding convertible subordinated notes consist of the following (in thousands):

	September 30, 2008	December 31, 2007
2.0 % Senior Subordinated Convertible Debentures Due 2023	$43,580	$100,000
2.75% Senior Subordinated Convertible Notes Due 2012	138,500	150,000
3.25% Senior Subordinated Convertible Notes Due 2013	149,500	149,500

Total	$331,580	$399,500

10. Inventories

The components of inventory were as follows (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$2,436	$2,469
Work in process	17,092	17,960
Finished goods	1,348	2,942

Total	$20,876	$23,371

11. Income Taxes

During the nine months ended September 30, 2008, we received $70.0 million under our agreement with Menarini and $185.0 million under the TPG-Axon Agreement. For accounting purposes, these revenues have been deferred and will be recognized over several years. However, these revenues are expected to be recognized in full for tax purposes and will create taxable income in 2008. We have estimated the tax expense to be $6.9 million for the nine months ended September 30, 2008, due to $3.4 million of federal alternative minimum tax and $3.5 million of California state income tax due to limitation of using Net Operating Loss, or NOL, for California purposes. Of the quarterly estimated tax payments made to date, we anticipate that $9.9 million will be refunded in future periods and is reflected as prepaid taxes in our condensed consolidated balance sheet as of September 30, 2008.

Realization of the $3.4 million deferred tax asset that results from the recognition of tax expense from alternative minimum taxes is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. We have concluded that it was more likely than not that such deferred tax asset would not be realized. Accordingly, all of our deferred tax assets have been fully offset by a valuation allowance.

The California 2008-2009 Budget Bill (AB 1452), enacted on September 30, 2008, resulted in two temporary changes to our projected 2008 California income tax. First, the bill suspends the use of NOL carryovers for two years, fiscal years 2008 and 2009. Second, the bill limits the use of R&D credit carryovers to no more than 50% of the tax liability before credits. We estimate that this change in California law will result in an increase to income tax expense for fiscal year 2008 of approximately $3.5 million.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. Under this law, the R&D credit was retroactively extended through December 31, 2009 from December 31, 2007. We do not expect to recognize a benefit from this tax law change in 2008 because of our use of NOL carryovers combined with our valuation allowance position.

12. Restructuring charges

In May 2007, we initiated a restructuring plan to lower annual operating expenses that included the elimination of 138 positions, of which 85 were part of the field sales organization and 53 were part of Palo Alto headquarters. In addition, we incurred charges related to contract termination and other restructuring related charges such as professional fees.

In September 2007, we recorded an additional restructuring charge of $1.5 million related to a sublease of excess leased office space. In August 2007, we entered into a sublease agreement with a third party to sublease a portion of one of our Palo Alto buildings. The sublease has a two year term that began September 1, 2007. The restructuring amount represents the fair value of the lease payments and expenses less sublease income through August 2009. If we do not reoccupy the space at the end of the sublease term or if we enter into another sublease with similar terms as our previous sublease, we will incur additional charges in the future.

The following table summarizes the accrual balance and utilization by cost type for the restructuring (in thousands):

	Excess Facilities Costs	Employee Severance and Benefits	Other Restructuring Costs	Total
Balance as of December 31, 2007	$1,264	$4	$3	$1,271
Restructuring charges accrued
Cash payments, less sublease payments received	(569)	—	—	(569)
Adjustments	—	(4)	(3)	(7)

Balance as of September 30, 2008	695	—	—	695

13. Subsequent events

In September 2007, we submitted a supplemental new drug application to the FDA which included the results of the MERLIN TIMI-36 study. In July 2008, we were informed by the FDA that it was continuing its review. In November 2008, the FDA approved new product labeling that includes a new, first line indication for Ranexa for the treatment of chronic angina and significant reductions in cautionary wording. The new labeling also provides information showing that Ranexa reduced arrhythmias in patients with coronary artery disease (including ventricular arrhythmias, new onset atrial fibrillation and bradycardia). In addition, the new labeling states that Ranexa reduces hemoglobin A1c, or HbA1c, in patients with diabetes.

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

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2007, and our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2008 and other disclosures (including the disclosures under “Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our condensed consolidated financial statements have been prepared in accordance with GAAP and are presented in U.S. dollars.

Overview

The Company

CV Therapeutics, Inc., headquartered in Palo Alto, California, is a biopharmaceutical company focused on the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. We apply advances in molecular biology and genetics to identify mechanisms of cardiovascular diseases and targets for drug discovery.

Major Developments in the Third Quarter of 2008

•

In the third quarter of 2008, our total revenues were $38.1 million, an increase of 92% from total revenues of $19.8 million in the third quarter of 2007, and our net loss was $25.4 million, a decrease of 26% from a net loss of $34.2 million in the third quarter of 2007. For the nine months ended September 30, 2008, our total revenues were $112.6 million, an increase of 86% from $60.4 million for the nine months ended September 30, 2007, and our net loss was $61.6 million, a decrease of 58% from $146.9 million for the nine months ended September 30, 2007.

•

Net product sales of Ranexa in the United States, or US, for the quarter ended September 30, 2008 were $30.3 million, which represented an increase of 19% compared to $25.4 million of net product sales revenue recorded in the quarter ended June 30, 2008.

•

In September 2008 we entered into an agreement granting exclusive rights to Ranexa in the EU and other specified territories to Menarini. The licensed territory encompasses 68 countries, including the 27 member states of the EU, Russia and the other member states of the Commonwealth of Independent States, and select countries in Central and South America. Under the agreement, in the licensed territory, Menarini is responsible for commercialization and for pursuing regulatory and pricing approvals where necessary, and we have agreed to transfer the approved marketing authorization in the EU to Menarini. The agreement provides mechanisms for us to collaborate and share with Menarini the costs of joint development programs for Ranexa in which Menarini elects to participate. In exchange for license rights to the product and in recognition of the R&D investments made by us in Ranexa, we received an upfront payment of $70.0 million. In addition, Menarini will potentially make additional payments and investments for commercial and development milestones and promotional and detailing commitments. The commercial milestones are primarily linked to product sales levels and the development milestones are linked to approval of Ranexa in Europe for certain additional indications if they are jointly developed. We are entitled to receive royalties on sales of Ranexa in the territories covered by the agreement. Menarini is expected to launch Ranexa in Germany and the United Kingdom in the first quarter of 2009, with commercial launch in other countries in the licensed territory expected following pricing and reimbursement authorizations in those countries.

•

In September 2008, we received a $3.0 million milestone payment and a $2.5 million equity investment from Biogen Idec and its subsidiary, BML, based on a collaboration agreement we entered into with Biogen Idec and BML in March 1997. The agreement granted Biogen Idec and BML exclusive worldwide rights to develop and commercialize Adentri®.

Subsequent Events

•

In September 2007, we submitted a supplemental new drug application to the FDA which included the results of the MERLIN TIMI-36 study. In July 2008, we were informed by the FDA that it was continuing its review. In November 2008, the FDA approved new product labeling that includes a new, first line indication for Ranexa for the treatment of chronic angina and significant reductions in cautionary wording. The new labeling also provides information showing that Ranexa reduced arrhythmias in patients with coronary artery disease (including ventricular arrhythmias, new onset atrial fibrillation and bradycardia). In addition, the new labeling states that Ranexa reduces HbA1c in patients with diabetes.

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

Approved Products

We currently maintain a national sales force to promote Ranexa in the United States. Ranexa was approved in the United States in January 2006 for the treatment of chronic angina in patients who have not achieved an adequate response with other antianginal drugs. In November 2008, the FDA approved new product labeling that includes a new, first line indication for Ranexa for the treatment of chronic angina, additional new promotable claims and significant reductions in cautionary wording. Ranexa represents the first new pharmaceutical approach to treat angina in the United States in more than 20 years. We launched Ranexa 500 mg tablets in the United States in March 2006, and Ranexa 1000 mg tablets in the United States in August 2007. In September 2008, we entered into an agreement granting exclusive rights to commercialize Ranexa in the EU and other specified territories to Menarini, and to pursue regulatory and pricing approval in such territories where necessary.

In April 2008, we received FDA approval of Lexiscan® for use as a pharmacologic stress agent in myocardial perfusion imaging studies in patients unable to undergo adequate exercise stress. As a result of reaching this milestone, in April 2008 we received a $12.0 million milestone payment from Astellas. The product was launched in June 2008 in the United States and is marketed by Astellas. We received a milestone payment of $10.0 million from TPG-Axon in connection with the launch of Lexiscan® within the United States in June 2008. We recorded royalty revenue of $0.8 million and $2.1 million for Lexiscan® sales in the three and nine months ended September 30, 2008, respectively.

In July 2008, we received marketing authorization from the EMEA for ranolazine in all 27 EU member states. This approval followed a positive opinion from the EMEA Committee for CHMP in April 2008.

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

We recognize royalty revenue in the period the royalties are earned, which may be in advance of collection. Our estimates of royalty revenue are primarily based on sales reports from our collaborative partner. Differences between actual royalty revenue and estimated royalty revenue are adjusted in the period in which they become known, typically the following quarter. Up-front payments for approved products which are still subject to future performance requirements are recorded as deferred revenue and are recognized as royalty and license revenue over the performance period.

Revenue under our license and collaboration arrangements is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front collaboration payments, periodic milestone payments and reimbursements for research activities. For multiple element arrangements, we follow the guidance of EITF 00-21, Revenue Arrangements with Multiple Deliverables. For these arrangements, we generally are not able to identify evidence of fair value for the undelivered elements and we therefore recognize any consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the performance period. Up-front or milestone collaboration payments under agreements which include future performance requirements are recorded as deferred revenue and are amortized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate performance period based on research progress attained and certain events, such as changes in the regulatory and competitive environment. Revenues related to substantive, at-risk collaboration or license milestones are recognized upon achievement of the event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed. Cost-sharing payments received from collaborative partners for a proportionate share of our and our partner’s combined R&D expenditures pursuant to the underlying agreement are presented in the consolidated statements of operations as collaboration, milestone and other revenue.

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

All of the aforementioned categories of gross-to-net sales adjustments are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could materially affect our results of operations or financial position. As of September 30, 2008, our consolidated balance sheet reflected estimated gross-to-net sales reserves and accruals totaling approximately $11.3 million.

The following table summarizes revenue allowance activity for the three and nine months ended September 30, 2008 (in thousands):

	Contract Sales Discounts (1)	Product Returns (2)	Cash Discounts	Total
Balance at December 31, 2007	$(5,072)	$(2,091)	$(212)	$(7,375)
Revenue allowances:
Current period	(3,400)	(588)	(531)	(4,519)
Payments and credits	3,111	—	531	3,642

Balance at March 31, 2008	$(5,361)	$(2,679)	$(212)	$(8,252)
Revenue allowances:
Current period	(4,059)	(694)	(615)	(5,368)
Payments and credits	3,324	10	575	3,909

Balance at June 30, 2008	$(6,096)	$(3,363)	$(252)	$(9,711)
Revenue allowances:
Current period	(4,378)	(827)	(724)	(5,929)
Payments and credits	3,566	44	712	4,322

Balance at September 30, 2008	$(6,908)	$(4,146)	$(264)	$(11,318)

(1)	Includes managed care rebates, Medicaid rebates, chargebacks and distributor discounts

(2)	Reserve for return of expired products

Changes in actual experience or changes in other qualitative factors could cause our gross-to-net sales adjustments to fluctuate, particularly with relatively recently launched products, such as Ranexa. We review the rates and amounts in our gross-to-net sales adjustments each reporting period. If future estimated rates and amounts are significantly greater than those reflected in our recorded reserves, the resulting adjustments to those reserves would decrease our reported net revenues. Conversely, if actual returns, rebates and chargebacks are significantly less than those reflected in our recorded reserves, the resulting adjustments to those accruals or reserves would increase our reported net revenue. If we changed our assumptions and estimates, our gross-to-net sales adjustments would change, which would impact the net revenues we report. For example, we estimate our returns reserved as a percentage of product sales. If we had increased or decreased that returns reserve by 1% in the three months ended September 30, 2008, the cumulative financial statement impact, since launch to date, would have been $2.0 million.

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

Inventories

We expense costs relating to the production of inventories in the period incurred until such time as we receive an approval letter from the FDA or other regulatory authorities for a new product or product configuration that we commercialize (such as Ranexa), and then we begin to capitalize the subsequent inventory costs relating to that product configuration. Prior to the FDA approval of Ranexa for commercial sale in January 2006 by the FDA, we had expensed all costs associated with the production of Ranexa as R&D expense. Subsequent to receiving approval for Ranexa, we capitalized the subsequent costs of manufacturing the commercial configuration of Ranexa as inventory, including costs to convert existing raw materials to active pharmaceutical ingredient and costs to tablet, package and label previously manufactured inventory whose costs had already been expensed as R&D. Until we sell the inventory for which a portion of the costs were previously expensed, the carrying value of our inventories and our cost of sales will reflect only incremental costs incurred subsequent to the approval date. Inventory which was previously expensed was $3.9 million as of September 30, 2008. We continue to expense costs associated with non-approved configurations of Ranexa and clinical trial material as R&D expense.

The valuation of inventory requires us to estimate obsolete, expired or excess inventory. Once packaged as finished goods, the Ranexa 500 mg dosage form currently has a shelf life of 48 months from the date of tablet manufacture. Ranexa 1000 mg tablets, which became available in August 2007, currently have a shelf life of 24 months from the date of tablet manufacture. Inventory is stated at the lower of cost or market. Our estimate of the net realizable value of our inventories is subject to judgment and estimation. The actual net realizable value of our inventories could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. On a quarterly basis, we analyze our inventory levels to determine whether we have any obsolete, expired or excess inventory. The determination of obsolete, expired or excess inventory requires us to estimate the future demand for Ranexa and consider our manufacturing commitments with third parties. If our current assumptions about future production or inventory levels, demand or competition were to change or if actual market conditions are less favorable than those we have projected, inventory write-downs may be required that could negatively impact our product margins and results of operations. We also review our inventory for quality assurance and quality control issues identified in the manufacturing process and determine if a write-down is necessary. To date, there have been no inventory write-downs.

Valuation of Investments

We review and analyze our marketable securities portfolio to determine whether declines in the fair value of our marketable securities that were below amortized cost were other-than-temporary. For the three and nine months ended September 30, 2008, we recorded a charge of approximately $0.7 million and $0.9 million, respectively, related to this other-than-temporary impairment.

We carry our investments of debt securities at fair value, estimated as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. A combination of factors in the housing and mortgage markets, including rising delinquency and default rates on subprime mortgages and declining home prices, has led to increases in actual and expected credit losses for residential mortgage-backed securities and mortgage loans. In 2007 and 2008, the credit markets began reacting to these changing factors and the prices of many securities backed by subprime mortgages began to decline. Lower volumes of transactions in certain types of collateralized securities might make it more difficult to obtain relevant market information to estimate the fair value of these financial instruments. In accordance with our investment policy, we diversify our credit risk and invest in debt securities with high credit quality and do not invest in mortgage-backed securities or mortgage loans. We have not recorded losses on our securities due to credit or liquidity issues. We will continue to monitor our credit risks and evaluate the potential need for impairment charges related to credit risks in future periods.

As of September 30, 2008, we held approximately $6.2 million in non-marketable investments. Our non-marketable investments consist of investments in privately held companies which are carried at cost, less impairments to fair value when applicable. The valuation of these non-marketable equity securities is based upon significant unobservable inputs. Our estimation process for the valuation of these securities includes reviewing the current financial statements of our investees, evaluating the financial resources of the investee to sustain their current level of operations, inquiring about planned financing activities, monitoring the investee’s achievement of business plan objectives or milestones, and reviewing any other developments that would impact the valuation of our investment. In estimating the fair value of our non-marketable investments, we also evaluate prices of new rounds of financing if available.

Results of Operations

Revenues

Revenues and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
Product sales, net	$30.3	$18.4	65%	$77.7	$45.7	70%
Royalties and license	4.7	—	*	8.6	—	*
Collaboration, milestone and other	3.2	1.3	146%	26.2	14.7	78%

Total revenues **	$38.1	$19.8	92%	$112.6	$60.4	86%

*	Calculation not meaningful

**	The values shown above are individually rounded, which may lead to the appearance of footing errors

Our total revenues increased $18.3 million, or 92% and $52.2 million, or 86% in the three and nine months ended September 30, 2008, respectively from the comparable periods in 2007.

We currently expect our revenue will increase in the fourth quarter of 2008 over comparable 2007 levels due to increased Ranexa product sales, increased royalties and license revenue, offset in part by lower collaboration, milestone and other revenue.

Product Sales

Product sales, net increased $11.9 million, or 65% and $32.0 million, or 70% in the three and nine months ended September 30, 2008, respectively, from the comparable periods in the prior year. The increases were due to increases in volumes of Ranexa sales.

Royalties and License Revenue

Royalties and license revenue was $4.7 million and $8.6 million in the three and nine months ended September 30, 2008, respectively. There were no comparable revenues for the three and nine months ended September 30, 2007.

For the three and nine months ended September 30, 2008, these amounts included $3.1 million and $5.8 million, respectively, of amortization of our $175.0 million upfront payment earned from TPG-Axon in exchange for rights to 50% of our royalty on North American sales of Lexiscan® and $1.3 million and $2.6 million, respectively, in royalties from Astellas. For the three months ended September 30, 2008, this amount also included $0.3 million of amortization of our $70.0 million upfront license payment from Menarini for the exclusive rights to Ranexa in Europe and other specified countries.

Collaboration, Milestone and Other Revenue

Collaboration, milestone and other revenue for the three and nine months ended September 30, 2008 increased $1.9 million, or 146% and $11.5 million, or 86% respectively, compared to the three and nine months ended September 30, 2007. Collaboration, milestone and other revenue for the three and nine months ended September 30, 2008 included reimbursement of costs from our collaborative partner and a $3.0 million milestone payment from Biogen Idec received upon achievement of a development milestone. The $26.2 million for the nine months ended September 30, 2008 also included a $12.0 million milestone payment from Astellas associated with the FDA approval for Lexiscan® and $10.0 million relating to a milestone payment from TPG-Axon Capital in connection with the launch of Lexiscan® in the United States. The $14.7 million of collaboration, milestone and other revenue for the prior year included a $7.0 million milestone payment we received from Astellas as a result of our submission of a new drug application to the FDA for regadenoson and reimbursement of certain development costs.

Cost of Sales

Cost of sales and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
Cost of sales	$5.2	$2.6	100%	$13.0	$6.6	97%

Cost of sales as a percentage of net product sales was 17% for both the three and nine months ended September 30, 2008. Cost of sales includes the cost of product (the cost to manufacture Ranexa, which includes material, labor and overhead costs) as well as costs of logistics and distribution of the product and a royalty owed to Roche, based on net product revenue (as defined in our license agreement with Roche) and amortization of approval milestones paid to Roche. Until receiving FDA approval of Ranexa in January

2006, all costs associated with the manufacturing of Ranexa were included in R&D expenses when incurred. Consequently, the cost of manufacturing Ranexa reflected in our total costs and expenses to date, and for some future periods, will not reflect the full cost of production because a portion of the raw materials, labor and overhead costs incurred to produce the product sold were previously expensed. For these reasons, we currently anticipate that our margin on sales of Ranexa will continue to fluctuate from quarter to quarter during 2008 and for some period thereafter. Cost of sales as a percentage of net product sales would have been 21% for both the three and nine months ended September 30, 2008, excluding the benefit of previously expensed inventory. Inventory that was previously expensed was $3.9 million as of September 30, 2008.

Research and Development Expenses

R&D expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
Research and development expenses	$18.7	$19.1	(2)%	$53.1	$75.0	(29)%

R&D expenses decreased 2% and 29% to $18.7 million and $53.1 million in the three and nine months ended September 30, 2008 compared to $19.1 million and $75.0 million in the same periods in the prior year. The slight decrease in R&D expenses for the three months ended September 30, 2008 compared to the same period in 2007 is primarily due to lower clinical trial expenses related primarily to the completion of the MERLIN TIMI-36 study of Ranexa offset in part by higher expenses associated with the late sodium channel and diabetes/metabolic syndrome research in our R&D pipeline. The decrease in R&D expenses in the nine months ended September 30, 2008 compared to the same periods in 2007 was primarily due to lower clinical trial expenses related to the completion of the MERLIN TIMI-36 study of Ranexa and lower R&D costs associated with various projects including regadenoson. The balance of the year-over-year decline was due to non-recurring charges of stock-based compensation expense related to accelerated vesting of employee stock options and the voluntary forfeiture of certain SARs relating to our restructuring plan initiated in May 2007 to lower annual operating expenses and a reduction in personnel-related expenses related to cost savings following the restructuring plan.

We currently expect our R&D expenses to be lower in the remainder of the fourth quarter of 2008 over comparable periods in 2007, due to the completion of the MERLIN-TIMI-36 study and the FDA approval of Lexiscan® as well as the restructuring plan implemented in May 2007.

Management categorizes R&D expenses by project. The table below shows R&D expenses for our four primary clinical development projects, as well as expenses associated with all other projects in our R&D pipeline. Other projects consist primarily of numerous pre-clinical research projects, none of which individually constitutes more than 10% of our total R&D expenses for the periods presented (dollar amounts are presented in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Ranexa	$7.2	$9.3	$21.0	$35.0
Regadenoson	1.1	2.4	3.8	12.7
Late sodium channel research	2.1	1.0	5.4	3.7
Diabetes/Metabolic syndrome	2.3	0.3	4.4	2.6
Other projects	6.0	6.1	18.5	21.0

Research and development*	$18.7	$19.1	$53.1	$75.0

*	The values shown above are individually rounded, which may lead to the appearance of footing errors

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses, and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
Selling, general and administrative expenses	$33.2	$30.6	8%	$101.0	$119.5	(15)%

SG&A expenses increased 8% to $33.2 million in the three months ended September 30, 2008, compared to $30.6 million in the same period in 2007. The increase in SG&A expenses is primarily due to the increase in personnel related expenses with the year over year growth in the field sales force in key territories and higher external marketing expenses relating to Ranexa.

SG&A expenses decreased 15% to $101.0 million in the nine months ended September 30, 2008, compared to $119.5 million in the same period in the prior year. The decrease in SG&A expenses in the nine months ended September 30, 2008 compared to the same periods in 2007 was due to in part to non-recurring charges of stock-based compensation expense related to accelerated vesting of employee stock options and the voluntary forfeiture of certain SARs relating to our restructuring plan initiated in May 2007, lower external marketing expenses relating to Ranexa and a reduction in personnel related expenses related to cost savings following the restructuring plan.

We currently expect our SG&A expenses to be lower in 2008 compared to 2007, due to the restructuring plan implemented in May 2007.

Restructuring Charges

Restructuring charges and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
Restructuring charges	$—	$1.4	*	$—	$6.8	*

*	Calculation not meaningful

In May 2007, we initiated a restructuring plan to lower annual operating expenses of our field sales organization, enhanced focus of R&D activities and reductions in SG&A spending. The restructuring plan included the elimination of 138 positions, of which 85 were part of the field sales organization and 53 were part of Palo Alto headquarters. As part of the restructuring, we incurred charges related to contract termination and other restructuring related charges such as professional fees. For the three and nine months ended September 30, 2007, we recorded an expense of $1.4 million and $6.8 million related to these restructuring activities. There were no comparable expenses for the three and nine months ended September 30, 2008.

We do not expect to incur significant additional charges in the future under this restructuring plan.

Interest and Other Income, Net

Interest and other income, net and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
Interest and other income, net	$1.8	$2.8	(36)%	$9.7	$10.1	(4)%

The decrease in interest and other income, net of $1.0 million, or 36% and $0.4 million, or 4% in the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007 were primarily due to lower interest income due to declining interest rates, lower bond amortization and non-cash impairment charges of approximately $0.7 million and $0.9 million, respectively, related to losses on our investment portfolio that were deemed to be other than temporary. This was partially offset by $0.8 million and $5.5 million, respectively, of net gain on the debt repurchases of our 2.0% convertible subordinated notes due in 2023 and 2.75% convertible subordinated notes due in 2012 during the three and nine months ended September 30, 2008, respectively, during which periods we repurchased $14.9 million and $67.9 million, respectively, of such convertible debt.

We expect interest and other income, net to fluctuate in the future with changes in average investment balances and market interest rates. It could also be impacted by potential future repurchases of our debt depending on the price of the purchase, as well as potential impairment charges on our investment portfolio that are deemed other than temporary.

Interest Expense

Interest expense and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
Interest expense	$2.9	$3.2	(9)%	$9.8	$9.5	3%

Interest expense in the three months ended September 30, 2008 decreased slightly due to a lower balance of convertible subordinated notes during the three months ended September 30, 2008. Interest expense in the nine months ended September 30, 2008 compared to the same period in 2007 increased slightly due to the write-off of previously unamortized debt issuance costs associated with our repurchases of 2.0% convertible notes due in 2023 and 2.75% convertible notes due in 2012 during the nine months ended September 30, 2008. During the three and nine months ended September 30, 2008, we repurchased $14.9 million and $67.9 million, respectively, of such convertible debt consisting of $56.4 million of the 2.0% notes due in 2023 and $11.5 million of the 2.75% notes due in 2012.

Income Tax Provision

Income tax provision and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
Income tax provision	$5.2	$—	*	$6.9	$—	*

*	Calculation not meaningful

During the nine months ended September 30, 2008, we received $70.0 million under our agreement with Menarini and $185.0 million under the TPG-Axon Agreement. For accounting purposes, these revenues have been deferred and will be recognized over several years. However, these revenues are expected to be recognized in full for tax purposes and will create taxable income in 2008. We have estimated the tax expense to be $6.9 million for the nine months ended September 30, 2008, due to $3.4 million of federal alternative minimum tax and $3.5 million of California state income tax due to limitation of using NOLs for California purposes. Of the quarterly estimated tax payments made to date, we anticipate that $9.9 million will be refunded in future periods and is reflected as prepaid taxes in our condensed consolidated balance sheet as of September 30, 2008.

Realization of the $3.4 million deferred tax asset that results from the recognition of tax expense from alternative minimum taxes is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. We have concluded that it was more likely than not that such deferred tax asset would not be realized. Accordingly, all of our deferred tax asset has been fully offset by a valuation allowance.

The California 2008-2009 Budget Bill (AB 1452), enacted on September 30, 2008, resulted in two temporary changes to our projected 2008 California income tax. First, the bill suspends the use of NOL carryovers for two years, fiscal years 2008 and 2009. Second, the bill limits the use of R&D credit carryovers to no more than 50% of the tax liability before credits. We estimate that this change in California law will result in an increase to income tax expense for fiscal year 2008 of approximately $3.5 million.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. Under this law, the R&D credit was retroactively extended through December 31, 2009 from December 31, 2007. We do not expect to recognize a benefit from this tax law change in 2008 because of our use of NOL carryovers combined with our valuation allowance position.

Recent Accounting Pronouncements

In November 2007, the EITF ratified a consensus on EITF 07-1, Accounting for Collaborative Arrangements, or EITF 07-1, which requires participants in a collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period an income statement is presented. EITF 07-1 is effective beginning in the first quarter of 2009. We do not expect the adoption of EITF 07-1 to have a material impact on our consolidated results of operations, financial condition and disclosures.

In June 2007, the Financial Accounting Standards Board, or FASB, ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future R&D activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have a material impact on our consolidated results of operations and financial condition.

Liquidity and Capital Resources

	As of
(in millions)	September 30, 2008	December 31, 2007
Cash, cash equivalents and marketable securities	$301.9	$174.2

	Nine months ended September 30,
	2008	2007
Cash flows:
Net cash provided by (used in) operating activities	$182.3	$(140.2)
Net cash provided by (used in) investing activities	$(53.7)	$136.0
Net cash provided by (used in) financing activities	$(52.4)	$10.8

We have financed our operations since inception primarily through public offerings and private placements of debt and equity securities and payments under corporate collaborations and licensing activities.

As of September 30, 2008, we had cash, cash equivalents and marketable securities of $301.9 million, compared to $174.2 million at December 31, 2007. In September 2008, we received $70.0 million from Menarini for exclusive rights to Ranexa in the EU and other specified countries. In September 2008, we received $5.5 million from Biogen Idec consisting of a $3.0 million cash payment and a $2.5 million equity investment in our common stock in association with the initiation of the first Phase 3 study of Adentri®. In April 2008, we received a $12.0 million milestone payment from Astellas in association with the FDA approval of Lexiscan®. Also, in April 2008, we received $175.0 million from TPG-Axon in exchange for rights to 50% of our royalty on North American sales of Lexiscan® and in June 2008 we received an additional milestone payment of $10.0 million in connection with the launch of Lexiscan® in the United States.

We currently expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercial activities for at least 12 months. However, our estimates of future capital use are uncertain (in part because they are dependent on product revenue assumptions), and changes in our commercialization plans, partnering activities, regulatory requirements and other developments may impact our revenues, increase our rate of spending or otherwise decrease the period of time our available resources will fund our operations. We currently expect total costs and expenses, not including cost of sales, to be approximately $220.0 million for the full fiscal 2008 year, compared to $254.0 million for the full fiscal 2007 year. With the completion of the MERLIN TIMI-36 clinical study and the FDA approval of Lexiscan®, we currently expect our R&D expenses to be lower in 2008 compared to 2007. We also expect our total SG&A expenses to be lower in 2008 compared to 2007. We anticipate ending 2008 with at least $250.0 million in cash, cash equivalents and marketable securities, not including the possible effect of any potential future convertible debt repurchases, if any. Subject to finalizing our 2009 budgets, we expect our total costs and expenses, not including cost of sales, to be approximately 15 percent to 20 percent greater in 2009, compared to 2008, and we are targeting a net loss for 2009 of less than $75 million. In addition, we currently believe we potentially have the funds to meet certain debt repurchase obligations related to our 2.0% senior subordinated convertible debentures due in 2023, which are putable in 2010, without requiring additional capital market financing or partnership dollars. However, we cannot be certain that we will generate sufficient product and contract revenues in the near term to achieve profitability or to fully fund our operations, including our research, development and commercialization activities relating to our lead product Ranexa and our product candidates. Thus we may require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships or licensing arrangements in order to continue our research, development and commercialization activities. Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may among other things have to delay, scale back or eliminate some or all of our R&D programs or commercialization activities.

In April 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd., or Azimuth, which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8% of the daily volume weighted average price of our common stock, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement ends May 1, 2009 and in 2006, Azimuth purchased an aggregate of 2,744,118 shares for proceeds, net of issuance costs, of approximately $39.8 million under the purchase agreement. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 6,266,286 shares remaining for sale under the purchase agreement were sold at the $10.80 closing price of our common stock on September 30, 2008, the maximum additional aggregate net proceeds, assuming the largest possible discount, that we could receive under the purchase agreement with Azimuth would be approximately $63.6 million.

Net cash provided by operating activities was $182.3 million for the nine months ended September 30, 2008, and resulted primarily from $185.0 million received from TPG-Axon and $70.0 million received from Menarini, changes in non-cash expenses primarily related to stock-based compensation, depreciation and changes in accrued and other liabilities. These were offset in part by our net loss, changes in prepaid taxes, prepaid and other current assets and other assets, and the gain on the debt repurchases. Net cash used in operating activities was $140.2 million for the nine months ended September 30, 2007, and resulted primarily from our net loss and changes in accrued and other liabilities primarily related to payments to our clinical trial vendors related to the MERLIN TIMI-36 clinical study and year-end payouts for certain compensation-related accruals and accounts payable, cash used in inventory production, and increases in accounts receivable. These were offset in part by changes in non-cash expenses primarily related to stock-based compensation, which was largely related to the accelerated option vesting and the voluntary SAR cancellation that occurred in the second quarter of 2007, depreciation and decreases to prepaid and other current assets.

Net cash used in investing activities of $53.7 million in the nine months ended September 30, 2008 consisted primarily of the purchases of marketable securities of $135.6 million and capital expenditures of $1.5 million offset by maturities and sales of marketable securities of $83.4 million. Net cash provided by investing activities of $136.0 million in the nine months ended September 30, 2007 consisted primarily of maturities and sales of marketable securities of $151.9 million offset by purchases of securities available for sale of $13.6 million and capital expenditures of $2.3 million.

Net cash used in financing activities of $52.4 million in the nine months ended September 30, 2008 was related to $62.4 million used to repurchase of convertible notes offset by changes in the restricted cash balance associated with an interest payment on our debt, net proceeds from stock issued through our ESPP and exercises of employee stock options and a stock purchase from Biogen Idec. Net cash provided by financing activities of $10.8 million in the nine months ended September 30, 2007 was related to changes in the restricted cash balance associated with interest payments on our debt and net proceeds from stock issued through our ESPP and exercises of employee stock options.

During the nine months ended September 30, 2008, we repurchased $67.9 million of our convertible debt consisting of $56.4 million of the 2.0% notes due in 2023 and $11.5 million of the 2.75% notes due in 2012. We may from time to time continue to retire our outstanding debt through cash purchases and/or conversions or exchanges for equity securities in open market purchases, privately negotiated transactions or otherwise. Such purchases, conversions or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Alternatively, we may from time to time seek to restructure our outstanding debt through exchanges for new debt securities in open market transactions, privately negotiated transactions, or otherwise. The amounts involved may be material.

Contractual Obligations and Significant Commercial Commitments

The following summarizes our contractual obligations and the periods in which payments are due as of September 30, 2008 (in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter
Convertible notes (1) (2)	$372.4	$2.3	$9.5	$52.2	$8.7	$145.3	$154.4
Manufacturing and other obligations (3)	10.2	6.1	4.1	—	—	—	—
Operating leases (4)	69.4	2.8	13.4	15.2	15.4	8.4	14.2

	$452.0	$11.2	$27.0	$67.4	$24.1	$153.7	$168.6

(1)	“Convertible notes” consist of principal and interest payments on our 2.0% senior subordinated convertible debentures due 2023, our 2.75% senior subordinated convertible notes due 2012 and our 3.25% senior subordinated convertible notes due 2013.

(2)	The holders of our 2.0% senior subordinated convertible debentures due 2023, at their option, may require us to repurchase all or a portion of their debentures on May 16, 2010, May 16, 2013 and May 16, 2018, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. The principal for these debentures is shown in the “2010” column.

(3)	“Manufacturing and other obligations” include significant non-cancelable orders and minimum commitments under our agreements related to the manufacture and marketing of Ranexa.

(4)	“Operating leases” consists of minimum lease payments related to real estate leases for our facilities covering 186,000 square feet, less payments received for the sublease of 10,740 square feet. These leases expire between April 2012 and April 2016. One of the leases is secured by a $6.0 million irrevocable letter of credit. The sublease agreement expires August 2009.

The table above excludes any commitments that are contingent upon future events.

Under our license agreement, as amended, with Roche relating to ranolazine, we are obligated to make an additional $3.0 million payment to Roche within 30 days of the approval of a new drug application or equivalent in Japan. In addition, within 30 days of the approval of the first supplemental new drug application for an indication other than a cardiovascular indication in a major market country or Japan, we are obligated to pay Roche an additional $5.0 million. We are also obligated to make royalty payments to Roche on worldwide net product sales of any licensed products, including any net product sales in Asia.

Under our license and settlement agreement with another vendor, we are obligated to pay this vendor $4 per kilogram on future ranolazine API manufactured until the total amount paid reaches $12.0 million. As of September 30, 2008, we have paid $5.6 million to this vendor.

Risks and Uncertainties Related to Our Future Capital Requirements

We have experienced significant operating losses since our inception in 1990, including net losses of $61.6 million for the nine months ended September 30, 2008, $181.0 million in 2007, $274.3 million in 2006 and $228.0 million in 2005. As of September 30, 2008, we had an accumulated deficit of $1,329.4 million. The process of developing and commercializing our products requires significant R&D work, including preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. We have only two approved products. Our lead product is Ranexa® (ranolazine extended-release tablets), which we sell ourselves in the United States. Ranolazine has also been approved in the EU as Ranexa® (ranolazine prolonged-release tablets), and we have licensed the rights to the product in the EU and other specified countries to our collaborative partner Menarini. Our other approved product is Lexiscan® (regadenoson) injection, which was approved by the FDA in April 2008. This product is sold by our collaborative partner Astellas in the United States, under an arrangement pursuant to which we receive a percentage of net sales. To date, the revenues we have recognized, including those relating to our lead approved product, Ranexa, have been limited, and have not been sufficient for us to achieve profitability or fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. We may not be able to achieve or sustain profitability or maintain operations at our current levels or at all.

As we have transitioned from a R&D-focused company to a company with commercial operations and revenues, we expect that our operating results will continue to fluctuate. Our expenses, including payments owed by us under licensing, collaborative or manufacturing arrangements, are highly variable and may fluctuate from quarter to quarter. Our revenues are unpredictable and may fluctuate due to many factors, many of which we cannot control. For example, our ability (and the ability of our collaborative partners, including Astellas with Lexiscan®) to market and sell our products will depend significantly on the market acceptance of our products as well as the extent to which reimbursement for the cost of our products will be available from government health administration authorities, private health insurers and other organizations.

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

Our future capital requirements and our ability to raise capital in the future will depend on many other factors, including our product revenues, the costs of commercializing our products, progress in our R&D programs, the size and complexity of these programs, the timing, scope and results of preclinical studies and clinical trials, our ability to establish and maintain collaborative partnerships (and the ability of our collaborative partners to develop and commercialize products, including Biogen Idec in the case of Adentri®, which is not approved for any use, Astellas in commercializing Lexiscan® now that it has been approved by the FDA, and Menarini in commercializing Ranexa in the EU and other countries in its licensed territory), the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing commercial and clinical materials and other factors not within our control. If we are unable to generate substantially greater product revenues for our lead product in the U.S., Ranexa, over time, our ability to raise additional capital and our ability to maintain our current levels of research, development and commercialization activities will all be materially impaired. Insufficient funds may require us to delay, scale back or eliminate some or all of our research, development or commercialization programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern.

If any or all of our notes and debentures are not converted into shares of our common stock before their respective maturity or call dates, we will have to pay the holders of such notes or debentures the full aggregate principal amount of the notes or debentures, as applicable, then outstanding. Any such payment would have a material adverse effect on our cash position. Alternatively, from time to time we might seek to modify the terms of the notes and/or the debentures prior to their maturity in ways that could be dilutive to our stockholders, assuming we can negotiate such modified terms. In addition, the existence of these notes and debentures may encourage short selling of our common stock by market participants.

Other Information

In August 2008, in accordance with Nasdaq Marketplace Rule 4350, we granted 34 non-executive employees inducement stock options covering an aggregate of 73,700 shares of common stock under our 2004 Employment Commencement Incentive Plan. These inducement stock options are classified as non-qualified stock options with an exercise price equal to the fair market value on the grant date. The options have a ten-year term and vest over four years as follows: 20% of these options will vest on the date one year from the optionee’s hire date, 20% of the options will vest in monthly increments during each of the second and third years, and 40% of the options will vest in monthly increments during the fourth year (in all cases subject to the terms and conditions of our 2004 Employment Commencement Incentive Plan).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not use derivative financial instruments. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer except for U.S. government and government sponsored enterprise securities. We are averse to principal loss and strive to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and marketable securities as “fixed-rate” if the rate of return on such instruments remains fixed over their term. These “fixed-rate” investments include U.S. government and government sponsored enterprise securities, commercial paper, asset backed securities, corporate bonds, and foreign bonds. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates. We classify our cash equivalents and marketable securities as “variable-rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. The composition of our investment portfolio as of September 30, 2008 is comparable to the composition of our portfolio at December 31, 2007. However, due to recent market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the U.S. and international markets and economies may adversely affect the liquidity and financial condition of issuers. If these market conditions continue, they may limit the ability of the issuers of our investments to meet their obligations to us, resulting in a higher risk of credit default and investment impairment charges.

Our long-term debt at September 30, 2008 includes $43.6 million of our 2.0% senior subordinated convertible debentures due May 2023, $138.5 million of our 2.75% senior subordinated convertible notes due May 2012, and $149.5 million of our 3.25% senior subordinated convertible notes due August 2013. Interest on the 2.0% senior subordinated convertible debentures is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 2.75% senior subordinated convertible notes is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 3.25% senior subordinated convertible notes due 2013 is fixed and payable semi-annually on February 16 and August 16 each year. All the notes and debentures are convertible into shares of our common stock at any time prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events.

The table below presents the amounts and related average interest rates of our investment portfolio and our long-term debt as of September 30, 2008:

($ in thousands)	Average Interest Rate	Estimated Market Value
Cash equivalents:
Fixed rate	2.75%	$15,806
Variable rate	1.90%	149,879
Marketable securities portfolio:
Fixed rate (mature in 2008)	2.84%	24,904
Fixed rate (mature in 2009)	3.29%	87,396
Fixed rate (mature in 2010)	3.41%	18,648
Fixed rate (mature in 2011)	4.80%	3,053
Long-term debt:
Senior subordinated convertible debentures due 2023	2.00%	40,747
Senior subordinated convertible notes due 2012	2.75%	111,326
Senior subordinated convertible notes due 2013	3.25%	113,994

Foreign Currency Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our European subsidiary in the United Kingdom. At the end of each reporting period, expenses of the subsidiary are remeasured into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are remeasured into U.S. dollars using either historical rates or the exchange rate in effect at the end of the period. Additionally, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies. In particular, we have foreign expenses associated with clinical studies conducted outside the United States. We currently do not hedge against this foreign currency risk. Fluctuations in exchange rates may impact our financial condition and results of operations. For the three and nine months ended September 30, 2008, we incurred $2.2 million and $5.1 million, respectively, of non-U.S. dollar expenses. For the three and nine months ended September 30, 2007, we incurred $2.1 million and $10.0 million, respectively, of non-U.S. dollar expenses. As reported in U.S. dollars, our foreign currency losses for the three and nine months ended September 30, 2008 were less than $0.1 million and $0.1 million, respectively. Foreign currency losses for the three and nine months ended September 30, 2007 were $0.1 million and $0.2 million, respectively.

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

We have experienced significant operating losses since our inception in 1990, including net losses of $61.6 million for the nine month period ended September 30, 2008, $181.0 million in 2007, $274.3 million in 2006, and $228.0 million in 2005. As of September 30, 2008, we had an accumulated deficit of $1,329.4 million. The process of developing and commercializing our products requires significant R&D work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. We have only two approved products.

Our lead approved product is Ranexa® (ranolazine extended-release tablets), which we have been selling in the United States since March 2006. In September 2007, we submitted a supplemental new drug application to the FDA which included the results of the MERLIN TIMI-36 study. In July 2008, we were informed by the FDA that it was continuing its review. In November 2008, the FDA approved new product labeling that includes a new, first line indication for Ranexa for the treatment of chronic angina and significant reductions in cautionary wording. The new labeling also provides information showing that Ranexa reduced arrhythmias in patients with coronary artery disease (including ventricular arrhythmias, new onset atrial fibrillation and bradycardia). In addition, the new labeling states that Ranexa reduces hemoglobin A1c, or HbA1c, in patients with diabetes.

Also in July 2008, we received marketing authorization from the European regulatory authorities for ranolazine in all 27 European Union member states. Ranolazine is now approved for marketing in the European Union as Ranexa® (ranolazine prolonged-release tablets), subject to numerous required pricing and/or reimbursement approvals in countries and/or regions within the European Union. In this territory Ranexa is approved for use as add-on therapy for the symptomatic treatment of patients with chronic stable angina who are inadequately controlled or intolerant to first-line anti-anginal therapies. In September 2008, we entered into an agreement granting exclusive rights to Ranexa in the European Union and other specified territories to Menarini. The licensed territory encompasses 68 countries, including the 27 member states of the European Union, Russia and the other member states of the Commonwealth of Independent States, and select countries in Central and South America. Under the agreement, in the licensed territory, Menarini is responsible for commercialization of Ranexa and for pursuing regulatory and pricing approvals for the product, where required, and we have agreed to transfer the approved marketing authorization in the European Union to Menarini. The agreement also provides mechanisms for us to collaborate and share with Menarini the costs of joint development programs for Ranexa in which Menarini elects to participate. In exchange for license rights to the product and in recognition of R&D investments made by us in Ranexa, we have received an upfront payment of $70.0 million. In addition, Menarini will potentially make additional payments and investments for commercial and development milestones and promotional and detailing commitments. The commercial milestones are primarily linked to product sales levels and the development milestones are linked to approval of Ranexa in Europe for certain additional indications if they are jointly developed. We are entitled to receive royalties on sales of Ranexa in the territories covered by the agreement. Menarini is expected to launch Ranexa in Germany and the United Kingdom in the first quarter of 2009, with commercial launch in other countries in the licensed territory expected following pricing and reimbursement authorizations in those countries.

In addition to Ranexa, our other currently approved product is Lexiscan® (regadenoson) injection, which was approved in the United States by the FDA in April 2008. This product was launched in June 2008 and is being sold by our collaborative partner, Astellas, in the United States, under an arrangement pursuant to which we will receive royalties equal to a percentage of net sales.

To date, the product revenues we have recognized, including those relating to our lead approved product, Ranexa, have not been sufficient for us to achieve profitability or fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. Unless there is a substantial increase in sales of Ranexa, we may not be able to achieve or sustain profitability or maintain operations at our current levels or at all.

Our operating results are subject to fluctuations that may cause our stock price to decline.

As we have transitioned from a R&D-focused company to a company with commercial operations and revenues, we expect that our operating results will continue to fluctuate. Our expenses, including payments owed by us under licensing, collaborative or manufacturing arrangements, are highly variable and may fluctuate from quarter to quarter. Our product revenues are unpredictable and may fluctuate due to many factors, many of which we cannot control. For example, factors affecting the revenues we receive relating to our approved products, including our lead product Ranexa (which we sell in the United States and for which we expect to receive a portion of net sales in the territory licensed to Menarini) as well as Lexiscan® (for which we will receive a portion of net sales by Astellas) or any other commercial pharmaceutical product sold by us (or any of our collaborative partners), include:

•

the timing and success of product launches by us, especially relating to our continued commercialization of Ranexa in the U.S. now that the FDA approved new, improved labeling for the product in November 2008;

•

whether or not we are able to generate substantially greater product revenues for Ranexa in the U.S. over time now that the FDA has approved new, improved labeling for the product that includes a new, first line indication for Ranexa for the treatment of chronic angina, and significant reductions in cautionary wording, information showing that Ranexa reduced arrhythmias in patients with coronary artery disease, and information that Ranexa reduces HbA1c in patients with diabetes;

•

the timing and success of product launches by our collaborative partners, especially by Menarini with respect to Ranexa in the European Union (and the rest of the licensed territory), and by Astellas with respect to Lexiscan® in the United States;

•	the level of demand for our products, including physician prescribing patterns;

•	wholesaler and other customer buying patterns, inventory maintenance decisions, product returns and contract terms;

•

product pricing as well as available reimbursement and/or limitations, especially in markets where government pricing and/or reimbursement approvals are mandated (such as many member states within the European Union);

•	the results of clinical studies of our products;

•	the length of time it takes for an approved product to achieve market acceptance, if at all;

•	the rebates, discounts and administrative fees on sales of our products that we or our collaborative partners (including Menarini and Astellas) provide to customers and other third parties;

•

the extent to which patients fill prescriptions written by their doctors for our products, the dosages prescribed, and the amount of co-payments patients are required to make to fill their prescriptions;

•	regulatory constraints on, or delays in the review of, our or our collaborative partners’ product promotional materials and programs;

•	government regulations or regulatory actions, such as product recalls;

•	increased competition from new or existing products or therapies, including lower-priced generic products and alternatives to drug treatment such as interventional medicine;

•

changes in our contract manufacturing activity, including the availability or lack of commercial supplies of our products and samples for promotion and distribution, since we and our collaborative partners (including Menarini and Astellas) rely entirely on a supply chain of contract manufacturers;

•

the timing of non-recurring license fees and the achievement of milestones and royalties on net sales under new and existing license and collaborative agreements (including our arrangements with Menarini and with Astellas);

•	our and our collaborative partners’ product marketing, promotion, distribution, sales, pricing and reimbursement strategies and programs, including product discounts and rebates extended to customers;

•	the timing and success of Menarini in connection with any product launch of Ranexa anywhere in the European Union or other countries licensed to Menarini;

•

whether or not we, on our own or with a collaborative partner, commercialize Ranexa to broader prescriber audiences in the United States (such as internists and general practitioners), and the timing and success of any such commercialization efforts in the United States;

•	changes in interest rates, changes in credit ratings and the liquidity of our interest-bearing investments, and the effects that such changes may have on the value of those investments; and

•	fluctuations in foreign currency exchange rates.

If our operating results do not meet the expectations of securities analysts or investors, the market price of our securities may decline significantly. We believe that quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance and should not be relied upon to predict our future performance.

We may be unable to accurately estimate demand and monitor wholesaler inventory of Ranexa. Although we attempt to monitor wholesaler inventory of Ranexa, we also rely on third party information, which is inherently uncertain and may not be accurate, to assist us in monitoring estimated inventory levels and prescription trends. Inaccurate estimates of the demand and inventory levels of the product may cause our revenues to fluctuate significantly from quarter to quarter and may cause our operating results for a particular quarter to be below expectations.

Inventory levels of Ranexa held by wholesalers can also cause our operating results to fluctuate unexpectedly. During the nine months ended September 30, 2008, approximately 93% of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp. Inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match end user demand. We have entered into inventory management agreements with these U.S. wholesalers under which they provide us with data regarding inventory levels at these wholesalers. However, these wholesalers may not be completely effective in matching inventory levels to end user demand, as they make estimates to determine end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations, for which we have no inventory management agreements and have no control in respect to their buying patterns. Also, the non-retail sector in the United States, which includes government institutions and large health maintenance organizations, tends to be less consistent in terms of buying patterns, and often causes quarter-over-quarter fluctuations in inventory and ordering patterns. We attempt to monitor inventory of Ranexa in the United States through the use of internal sales forecasts and the expiration dates of product shipped, among other factors. We also rely on third party data to assist us in monitoring estimated pharmacy and other non-wholesaler inventory levels and prescription trends. The information provided by third parties to quantify inventory levels and prescriptions trends is inherently uncertain and may not be accurate. Because the methodology behind the third party information is proprietary, we are unable to quantify why third party estimates of inventory and of prescription trends for Ranexa may be accurate or inaccurate quarter to quarter.

Under our arrangement with Menarini, pricing and reimbursement for the product are not our responsibility, and we have no control over these aspects of commercializing the product in the licensed territory. Prices for Ranexa in the territories licensed to Menarini will be based on local market economics and competition and are likely to differ from country to country. Ranexa sales in countries with relatively higher prices may be reduced if Ranexa is imported into those or other countries from lower price markets. Historically, there have been cases in which other pharmaceutical products were sold at steeply discounted prices in the developing world and then re-exported to European countries where they could be re-sold at much higher prices. If this happens with Ranexa, our royalties from sales under our agreement with Menarini would be likely to be adversely affected. In addition, any parallel trade of Ranexa, meaning purchases of Ranexa in countries where selling prices are relatively low for resale in countries in which selling prices are relatively high, may adversely impact sales and may cause sales of Ranexa to fluctuate from quarter to quarter, adversely impacting our royalties. Purchases of Ranexa in countries where the product’s selling prices are relatively low for resale in countries in which the product’s selling prices are relatively high may affect the inventory levels held by wholesalers and cause the relative sales levels in the various countries to fluctuate from quarter to quarter and become more difficult to forecast. Wholesalers may also attempt to arbitrage the pricing differential between countries by purchasing excessive quantities of Ranexa. These activities may result in inaccurate estimates of inventory levels and in fluctuating quarterly sales in certain countries that do not reflect the actual demand for Ranexa from customers. Such inaccurate estimates of inventory levels and quarterly fluctuations in sales may adversely impact our royalties under our agreement with Menarini.

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

We may need substantial additional capital in the future. If we are unable to secure additional financing, we may be unable to continue to commercialize our products or continue our R&D activities or continue any of our other operations at current levels, or we may need to limit, scale back or cease our operations.

As of September 30, 2008, we had cash, cash equivalents and marketable securities of $301.9 million, compared to $174.2 million at December 31, 2007. In September 2008, we received a $70.0 million upfront payment from Menarini in connection with the agreement we entered into licensing rights to Ranexa to Menarini in 68 countries (including the member states of the European Union). In addition, in August 2008 we made a milestone payment of $9.0 million to Roche (which has licensed worldwide rights to ranolazine to us), in connection with our July 2008 receipt of marketing authorization from the European regulatory authorities for ranolazine in the European Union.

We currently expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercialization activities for at least 12 months. However, our estimates of future capital use are uncertain (in part because they are dependent on product revenue assumptions, as well as assumptions regarding royalties and license revenue and collaboration, milestone and other revenue assumptions), and changes in our commercialization plans or results, partnering activities, regulatory requirements and other developments may impact our revenues, increase our rate of spending or otherwise decrease the period of time our available resources will fund our operations. We currently expect total operating costs and expenses, not including cost of sales, to be approximately $220.0 million for the full fiscal 2008 year, compared to $254.0 million for the full fiscal 2007 year.

We cannot be certain that we will generate and/or receive sufficient product and contract revenues in the near term to achieve profitability or to fully fund our operations, including our research, development and commercialization activities relating to our lead product Ranexa and our product candidates. Thus we may require substantial additional funding in the form of public or private equity offerings, debt financings, collaborative partnerships and/or licensing arrangements in order to continue our research, development and commercialization activities.

The amount of additional funding that we may require depends on many factors, including, without limitation:

•	the amount of revenues that we are able to obtain from our products, especially Ranexa in the United States, and the time and costs required to achieve those revenues;

•

whether or not we, on our own or with a collaborative partner, successfully commercialize Ranexa to broader prescriber audiences in the United States (such as internists and general practitioners), the timing and success of any such commercialization efforts in the United States, and if we partner the product in the United States, the amount of funding and revenues received up front and over time from such partner in exchange for those commercialization rights;

•

the amount of milestones, additional payments and royalty revenues that we are able to obtain over time in connection with Menarini’s development and commercialization of Ranexa in the licensed territory, as well as the timing and success of Menarini’s product launches and its level of promotional activity and degree of success in markets in the licensed territory (especially in Germany and the United Kingdom, where Menarini is expected to launch Ranexa in the first quarter of 2009, and in other significant markets in the licensed territory);

•

the amount of royalty revenues that we are able to obtain over time from Astellas’s sales of Lexiscan® (including Astellas’s level of promotional activity and degree of success in gaining market acceptance for Lexiscan®, and Astellas’s level of promotional activity and degree of success in convincing physicians to switch from its current pharmacologic stress agent for use in myocardial perfusion imaging studies, Adenoscan® (adenosine injection) or other agents to Lexiscan®);

•	the timing, scope and results of preclinical studies and clinical trials;

•

the costs of commercializing the products we or our collaborative partners (including Menarini and Astellas) sell, including marketing, promotional and sales costs, product pricing, reimbursement and discounts, rebates and product return rights extended to customers;

•	the costs of manufacturing or obtaining preclinical, clinical and commercial materials;

•	progress in our R&D programs;

•	the time and costs involved and degree of success achieved in obtaining and maintaining regulatory approvals for our products;

•

our ability to establish collaborative partnerships, and to maintain collaborative partnerships, including our arrangement with Menarini relating to Ranexa and our arrangement with Astellas relating to Lexiscan®;

•	competing technological and market developments;

•	the costs involved in filing, prosecuting, maintaining and enforcing patents and other intellectual property interests; and

•

the costs of servicing our debt obligations, the costs to repurchase debentures and/or notes at their specified repurchase dates or repurchase triggers in cash (if we elect to use cash instead of common stock), and our obligation to pay off the principal of our outstanding debentures and notes at maturity in cash (unless the holders of the debentures and notes elect conversion into stock).

In April 2006, we entered into a common stock purchase agreement with Azimuth which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8% of the daily volume weighted average price of our common stock, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement ends May 1, 2009, and in 2006 Azimuth purchased an aggregate of 2,744,118 shares for proceeds, net of issuance costs, of approximately $39.8 million under the purchase agreement. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 6,266,286 shares remaining for sale under the purchase agreement were sold at the $10.80 closing price of our common stock on September 30, 2008, the additional aggregate net proceeds, assuming the largest possible discount, that we could receive under the purchase agreement with Azimuth would be approximately $63.6 million.

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

The success of our company is largely dependent on the success of Ranexa in the United States and Menarini’s ability to commercialize the product in the licensed territory.

We launched Ranexa in the United States ourselves in March 2006 and recognized revenues from sales of Ranexa for the first time in the quarter ended June 30, 2006. Ranexa is currently our lead commercial product, and we expect that Ranexa will account for all of our direct product sales at least for the next several years, unless we obtain rights to other approved products.

In order for us to successfully commercialize Ranexa in the United States, our sales of the product must increase significantly from current levels. One of many factors that impacts our sales of the product in the United States is the reach and effectiveness of our sales force. In May 2007, we announced significant operating expense reductions, which included significant reductions in the field sales organization and headquarters commercial personnel and significant reductions in sales and marketing program expenditures. These changes included significant reductions in the number of sales territories, which has resulted in less overall coverage for our sales territories in the aggregate as well as larger territories for many sales personnel.

We continue to invest significant amounts of capital in connection with the commercialization of Ranexa as well as further development of the product. Our continued substantial investments in Ranexa are based in part on market forecasts, which are inherently highly uncertain. Market forecasts are particularly uncertain in the case of Ranexa because Ranexa is a relatively new product with a novel mechanism of action and is the first new drug therapy for chronic angina in the United States in over 20 years.

If we fail to significantly increase our level of Ranexa sales in the United States over time, and/or if we fail to obtain significant milestone and additional payments and royalties from Menarini in connection with sales of Ranexa in the licensed territory over time, our ability to generate product revenues, our ability to raise additional capital and our ability to maintain our current levels of research, development and commercialization activities will all be materially impaired, and the price of our common stock will decline. As a result, the success of our company continues to be largely dependent on the success of Ranexa in the United States (where we sell the product ourselves) and in the territory where we license product rights to Menarini.

We believe that the product may have potential in the general practitioner market in the United States now that the FDA has approved Ranexa as first-line therapy for patients suffering from chronic angina. However, we do not presently have the resources to market and promote in broad markets, and the revenues we expect to recognize for the foreseeable future from Ranexa may not be sufficient for us to reach broader markets on our own. As a result we may be dependent on being able to enter into one or more collaborative partnership and/or co-promotion arrangements in order to reach broader markets in the United States, and we may not be able to successfully enter into any such arrangement with third parties on terms that are favorable to us, if at all. In addition, under any such arrangement, our future revenues for Ranexa may depend heavily on the success of any such third party and we may have limited or no control over their resources and activities. Alternatively, to the extent that we expend resources to promote the product ourselves in broad markets in the United States, our operating expenses will increase, perhaps significantly.

We have only a small number of personnel outside the United States and do not have the resources to commercialize Ranexa in the European Union or other major potential markets on our own. In the European Union and other countries where we licensed the rights to the product to Menarini in September 2008, we are dependent on Menarini to reach these markets. Under this arrangement, our future revenues for Ranexa in the European Union and other countries licensed to Menarini will depend heavily on Menarini’s success and we will have limited or no control over their resources and activities under this arrangement. The cost of goods for Ranexa (which includes a royalty we owe to Roche on sales of the product) may make it challenging or prohibitive for Menarini to profitably commercialize the product in one or more key countries, especially where national and/or regional price and reimbursement controls are prevalent (particularly in the European Union).

Ranexa may not achieve market acceptance or generate substantial revenues in the United States even with improved product labeling, and Ranexa may not achieve market acceptance or generate substantial revenues in the European Union or other parts of the territory licensed to Menarini.

Ranexa is currently our lead approved product. If Ranexa fails to achieve broader market acceptance than it has to date, even with the improved product labeling approved by the FDA for the United States, and/or if Ranexa as commercialized by Menarini is not launched or fails to achieve broad market acceptance in the European Union and other significant markets in the licensed territory, our product sales and our ability to maintain our current levels of research, development and commercialization activities, as well as our ability to become profitable in the future, will all be adversely affected. Many factors may affect the rate and level of market acceptance of Ranexa in the United States and/or in the European Union or other significant potential markets (as well as the market acceptance of any of our other products or product candidates, if approved), including:

•	product labeling;

•	our or our collaborative partner’s product marketing, promotion, distribution sales, pricing and reimbursement strategies and programs and the effectiveness of sales and marketing efforts;

•	the ability to provide acceptable evidence of the product’s safety, efficacy, cost-effectiveness and convenience compared to that of competing products or therapies;

•	new data or adverse event information relating to the product or any similar products, especially the data from our MERLIN TIMI-36 clinical trial in the case of Ranexa;

•	regulatory actions resulting from new data or information or other factors, especially with regards to Ranexa in the United States;

•

regulatory actions relating to the marketing authorization for Ranexa in the European Union (before and after we transfer it to Menarini as required under our agreement with Menarini), as well as regulatory actions relating to any other product applications or registrations submitted or held by Menarini in the licensed territory;

•	the extent to which physicians do or do not prescribe a product to the full extent encompassed by product labeling or prescribe a product inconsistently with product labeling;

•	regulatory constraints on, or delays in the review of, product promotional materials and programs;

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

•

the availability and level of profitable pricing and acceptable third-party reimbursement for the product, including the ability to gain formulary acceptance and favorable formulary positioning and reimbursement for the product on government and private formularies, and the discounts, rebates and other price concessions offered in return;

•	our and our collaborative partner’s ability to satisfy post-marketing safety surveillance responsibilities and safety reporting requirements;

•

whether regulatory authorities impose risk management programs on the product, and the degree of restrictiveness and impact of any such programs on physician prescribing and/or patient access to the product;

•

the continued availability of third parties to manufacture and distribute the product and product samples for us on acceptable terms, and their continued ability to manufacture commercial-scale quantities of the product successfully and on a timely basis, since we and our collaborative partners (including Menarini and Astellas) rely entirely on a supply chain of contract manufacturers;

•	the size of the overall market(s) for the product;

•	the outcome of patent or product liability litigation, if any, related to the product;

•	regulatory developments relating to the development, manufacture, commercialization or use of the product; and

•	changes in the regulatory or business environment.

We believe that the approved product labeling for Ranexa has had and will continue to have a direct impact on marketing, promotional and sales programs and marketing acceptance for this product. For example, in the European Union, the product labeling approved by European regulatory authorities contains cautionary statements relating to various matters, including prolongation of the QT interval. In addition, what pricing and reimbursement levels will be achievable for Ranexa in the European Union, which has many country and regional pricing and reimbursement restrictions, as well as in other significant markets licensed to Menarini, has yet to be determined, and will be impacted by the approved product labeling as well as other factors.

In addition, we believe that physician prescribing patterns are substantially affected by their perceptions of a product, particularly in the case of a relatively new product such as Ranexa. We believe that many physicians’ perceptions of Ranexa in the United States have been negatively impacted by the initially approved product labeling for Ranexa in that market. For example, the initial product labeling approved by the FDA in 2006 contained contraindications, warnings and other cautionary statements regarding a potential safety risk of QT prolongation and a type of fatal arrhythmia, among other potential risks. Even though in November 2008 the FDA approved improved product labeling for Ranexa (including a new, first line indication for Ranexa for the treatment of chronic angina, and significant reductions in cautionary wording, information showing that Ranexa reduced arrhythmias in patients with coronary artery disease, and information that Ranexa reduces HbA1c in patients with diabetes), favorably modifying physician perceptions for the product may prove very difficult for us with the relatively limited resources available to us, which would impact product acceptance and revenues over time. In particular, it may be difficult to change physicians’ existing perceptions of the product and achieve increased product revenues in the United States.

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

In addition to direct competition, our products will also have to compete against the promotional efforts for other products in order to be noticed by physicians and patients. The level of promotional effort in the pharmaceutical and biopharmaceutical markets has increased substantially over time. Market acceptance of our products will be affected by the level of promotional effort that we and our collaborative partners (including Menarini) are able to provide. The level of our promotional efforts will depend in part on our (and our collaborative partners’) ability to train, deploy and retain an effective sales and marketing organization, as well as our ability to secure additional financing. We cannot assure you that the level of promotional effort that we will be able to provide for our products or the levels of additional financing we are able to secure, if any, will be sufficient to obtain market acceptance of our products. We may also be hampered in our promotional efforts by a lack of familiarity with our company and our products among healthcare practitioners.

The successful commercialization of some of our products is substantially dependent on the successful and timely performance of our collaborative partners and other vendors, over whom we have little or no control.

We are dependent on the performance of our key collaborative partners for the successful commercialization of one of our approved products and some of our product candidates. Our key collaborative partnerships include the following:

•

Biogen Idec Inc. (formerly Biogen Inc.)—a March 1997 royalty-bearing license agreement under which we licensed rights to Biogen Idec to develop and commercialize products produced based on our A1 adenosine receptor antagonist patents or technologies, which Biogen Idec has labeled its Adentri® program; and

•

Astellas—a July 2000 collaboration and license agreement to develop and commercialize second generation pharmacologic cardiac stress agents, including Lexiscan® which received FDA approval in April 2008 and

•

Menarini—a September 2008 license, development and supply agreement under which Menarini will commercialize Ranexa in the European Union (where Ranexa received marketing authorization in July 2008) and other countries covered by this agreement.

The successful commercialization of each of these programs depends significantly on the efforts of these collaborative partners. For example, under our agreement with Menarini, we are responsible for supplying product to Menarini (through our contract manufacturers), and Menarini is solely responsible for, and has sole decision-making authority regarding, all aspects of the distribution, pricing, reimbursement, marketing, promotion and sales of the product in the licensed territory. Menarini is also responsible for pursuing regulatory and pricing approvals, and we have agreed to transfer the approved marketing authorization in the European Union to Menarini. The agreement provides mechanisms for us to collaborate and share with Menarini the costs of joint development programs for Ranexa in which Menarini elects to participate, and also provides for certain promotional and detailing commitments. Menarini is expected to launch Ranexa in Germany and the United Kingdom in the first quarter of 2009, with commercial launch in other countries in the licensed territory expected following pricing and reimbursement authorizations in those countries. While the agreement specifies certain minimum levels of commercial expenditure and effort for an initial period after launch of the product in certain major European countries, we cannot control, and may not even know, the level of investment Menarini makes or the degree of priority that Menarini places on Ranexa compared to its other products and programs, and Menarini has a large number of other product-related arrangements in place. Among other things, we will not be able to control Menarini’s activities or expenditures relating to commercialization of Ranexa, or the degree of motivation or success of Menarini in gaining market acceptance for the product and in convincing physicians to prescribe it.

In addition, under our agreement with Astellas, we have transferred the new drug application for Lexiscan® to Astellas, and Astellas launched commercial sales of the product in the United States in June 2008. Astellas is solely responsible for, and has sole decision-making authority regarding, all aspects of the commercial manufacture, distribution, pricing, reimbursement, marketing, promotion and sales of Lexiscan® in North America. As a result, we cannot control, and will not know, the level of investment Astellas makes or the degree of priority that Astellas places on the Lexiscan® program compared to its other products and programs, including compared to its current product for use in myocardial perfusion imaging studies, Adenoscan® (adenosine injection), which is well established in the United States market, and we will not know if Astellas has any commitments to the licensor of that product to Astellas that might affect these factors. Among other things, we will not be able to control Astellas’s level of activity or expenditure relating to the manufacture (including inventory build-up) or commercialization of Lexiscan®, or the degree of motivation or success of Astellas in gaining market acceptance for Lexiscan® and in convincing physicians to switch from Astellas’s current pharmacologic stress agent Adenoscan® or other agents to Lexiscan®. Similarly, Biogen Idec has sole responsibility for all worldwide development and commercialization of products from the Adentri® program, if any.

We cannot control the amount and timing of resources that any of our collaborative partners (including Menarini and Astellas) devote to our programs or products. Conflicting priorities, competing demands, other product opportunities or other factors that we cannot control and of which we may not be aware may cause any of our collaborative partners to deemphasize our programs or to pursue competing technologies or product candidates. For example, under our agreement with Astellas, Astellas is obligated to use commercially reasonable diligent efforts consistent with industry standards to carry out its responsibilities to manufacture, market, promote and sell Lexiscan® in the United States. The agreement does not obligate Astellas to satisfy any minimum detailing or commercialization expenditure requirements with respect to Lexiscan®. Our agreement with Menarini relating to Ranexa contains certain promotional and detailing commitments that are limited in scope and duration.

To the extent that we enter into additional co-promotion or other commercialization arrangements in the future, our revenues will depend upon the efforts of third parties over which we will have little control. These arrangements may also fail to provide significant protections or may fail to be effectively enforced if one of these partners fails to perform.

In addition, these arrangements are each complex, and disputes may arise between the parties, which could lead to litigation as well as delays in or termination of the development or commercialization of the products or product candidates involved. If Menarini fails to successfully launch, market and sell Ranexa in its licensed territory (including the European Union), or if we (through our contract manufacturers) fail to adequately supply products to Menarini, we will receive minimal or even no revenues under the arrangement. If Astellas fails to successfully manufacture, market and sell Lexiscan® in North America, we will receive minimal or even no revenues under the arrangement. If Biogen Idec fails to successfully develop and commercialize any product from the Adentri® program, we will receive no revenues under the arrangement.

Our successful commercialization of Ranexa also depends on the performance of numerous third-party vendors over which we have little control. For example, we rely entirely on third-party contract manufacturers and other vendors to manufacture and distribute Ranexa in the United States and to manufacture and supply Ranexa for the territory licensed to Menarini (which includes the European Union), to administer our physician sampling programs relating to Ranexa in the United States, and to perform some important sales and marketing operations functions for us in the United States, such as our product call centers, warehousing and the logistics related to product ordering and distribution. As a result, our level of success in commercializing Ranexa depends significantly on the efforts of these third parties, as well as our collaborative partners (including Menarini). If these third parties fail to perform as expected, our ability to market and promote Ranexa would be significantly compromised.

The commercialization of the product we sell in the United States, Ranexa, is substantially dependent on our ability to develop and maintain effective sales and marketing capabilities in that market.

Our successful commercialization of Ranexa in the United States depends on our ability to develop and maintain an effective sales and marketing organization in the United States. We have hired, trained and deployed our first sales force, which is a national cardiovascular specialty sales force, and which began promoting Ranexa in March 2006.

In May 2007 we announced significant reductions in our field sales organization and headquarters sales and marketing personnel as well as significant reductions in sales and marketing program expenditures. We significantly reduced the number of sales territories, which has resulted in less overall coverage for our sales territories in the aggregate as well as larger territories for many sales personnel. The current size of our sales force may not be adequate to promote to the entire potential market for Ranexa. The success of our marketing and promotional strategies will also depend on our ability to recruit and retain the caliber of sales representatives necessary to implement our strategy, which focuses on promotion to cardiologists. The territory realignment and operating expense and headcount reductions we undertook in 2007, perceptions of corporate instability, negative perceptions regarding our lead product Ranexa, or other factors could significantly limit our ability to successfully recruit and retain qualified sales personnel with the level of technical, selling and institutional experience we would like our pharmaceutical sales personnel to have, which could significantly delay or hinder the success of our commercial strategies, and could result in lower market acceptance and product revenues for Ranexa.

We may increase or decrease the size of our United States sales force in the future, or change territory alignments, depending on many factors, including the effectiveness of the sales force, marketing forecasts, product labeling, and the level of market acceptance of Ranexa, as well as any partnering or other arrangements we may enter into from time to time. Developing and implementing key marketing messages and programs, as well as deploying, retaining and managing a national sales force and additional personnel, is very expensive, complex and time-consuming. We do not know if our marketing strategies and programs will be effective. We also do not know if our sales force is sufficient in size, scope or effectiveness to compete successfully in the marketplace and gain acceptance for Ranexa. Among other factors, even with the improved product labeling approved by the FDA in November 2008, we may not be able to gain sufficient access to healthcare practitioners, which would have a negative effect on our ability to promote Ranexa and gain market acceptance and product revenues. Even if we gain access to healthcare practitioners, and even with the improved product labeling approved by the FDA in November 2008, we may not be able to change prescribing patterns in favor of Ranexa.

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

If we or others (including our collaborative partners or regulatory authorities) identify previously unknown side effects for any of our products, or any products perceived to be similar to our products, or if any already known side effect becomes a more serious or frequent concern than was previously thought on the basis of new data or other developments, or if manufacturing problems occur, then in any of those circumstances:

•	sales of the product may decrease significantly;

•	regulatory approval for the product may be restricted or withdrawn;

•	we or our collaborative partners may decide to, or be required to, send product warning letters or field alerts to physicians and pharmacists;

•	we or our collaborative partners may decide to, or be required to, reformulate the product, conduct additional preclinical or clinical studies, or change product labeling or manufacturing facilities;

•	our reputation in the marketplace may suffer; and

•	investigations and lawsuits, including class action suits, may be brought against us or our collaborative partners (for which we may be contractually obligated to indemnify and defend them).

Any of the above occurrences would harm or prevent sales of our products (by us and/or our collaborative partners) and increase our costs and expenses, and could mean that the ability to commercialize our products is seriously impaired or stopped altogether.

Unlike other treatments for angina currently being used, Ranexa causes small but statistically significant increases in the QT interval (which is a specific interval in an EKG measurement of the heart). As a general matter, prolongation of the QT interval can lead to a fatal arrhythmia known as torsades de pointes. This fatal arrhythmia occurs in the general population of patients with cardiovascular disease at a low rate of incidence (although the precise rate may be difficult to establish), and can be triggered by a wide variety of factors including drugs, genetic predisposition and medical conditions that are not uncommon among patients with cardiovascular disease. Thus it is likely that some patients receiving Ranexa may be predisposed to the occurrence of torsades de pointes or other fatal arrhythmias. Also, it is inevitable that some patients receiving Ranexa will die suddenly, that in some or even many of these cases there will not be sufficient information available to rule out Ranexa as a contributing factor or cause of mortality, and that required safety reporting from physicians or from us to regulatory authorities may link Ranexa to death or other serious adverse effects. As a result, regulatory authorities, healthcare practitioners and/or patients may perceive or conclude that the use of Ranexa is associated with death or other serious adverse effects, any of which could mean that our ability to commercialize Ranexa in the United States, and/or Menarini’s ability to commercialize Ranexa in the licensed territory, could be seriously impaired or stopped altogether, and we may become subject to potentially significant product liability litigation and other claims against us. This would harm our business, increase our cash requirements and result in continued operating losses and a substantial decline in our stock price.

If we are unable to compete successfully in our markets, it will harm our business.

There are many existing drug therapies approved for the treatment of the diseases targeted by our products, and we are also aware of companies that are developing new potential drug products that will compete in the same markets as our products. Ranexa competes with several well established classes of drugs for the treatment of chronic angina in the markets in which it is approved, including generic and/or branded beta-blockers, calcium channel blockers and long acting nitrates, and additional potential angina therapies may be under development. In addition, surgical treatments and interventions such as coronary artery bypass grafting, percutaneous coronary intervention and stents are other options for angina patients (especially in the United States), and may be perceived by healthcare practitioners as preferred methods to treat the cardiovascular disease that underlies and causes angina. We cannot guarantee that we (or Menarini in the licensed territory) will be able to compete successfully in the market(s).

There are numerous marketed generic and/or branded pharmacologic stress agents, including one branded product that is well established in the United States market and is sold by Astellas, the same company that has licensed Lexiscan® from us. In addition, at least two potential A2A-adenosine receptor agonist compounds may be under development that could compete with Lexiscan®. We cannot guarantee that Astellas will be able to compete successfully in the market.

We are also aware of companies that are developing products that may compete with our other product candidates and programs. Also, we may be unaware of other potentially competitive products, product candidates or programs. Many of these potential competitors have substantially greater product development capabilities and financial, scientific, marketing and sales resources. Other companies may succeed in developing products earlier or obtaining approvals from regulatory authorities more rapidly or broadly than either we or our collaborative partners are able to achieve. Potential competitors may also develop products that are safer, more effective or have other potential advantages compared to those under development or proposed to be developed by us and our collaborative partners. In addition, research, development and commercialization efforts by others could render our technology or our products obsolete or non-competitive.

Failure to obtain adequate reimbursement from government health administration authorities, private health insurers and other organizations could materially adversely affect our future business, market acceptance of our products, results of operations and financial condition.

Our ability and the ability of our collaborative partners (including Menarini and Astellas) to market and sell Ranexa, Lexiscan® and any of our product candidates that receive regulatory approval in the future will depend significantly on the extent to which reimbursement for the cost of Ranexa, Lexiscan® and those product candidates and other treatments will be available from government health administration authorities, private health insurers and other organizations. In the United States, the European Union and other potentially significant markets for our products and product candidates, third-party payers and governmental health administration authorities are increasingly attempting to limit and/or regulate the price of medical products and services, especially branded prescription drugs. In addition, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our and our collaborative partners’ product sales and revenues.

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

Even if our products are deemed to be safe and effective by regulatory authorities, third-party payers and governmental health administration authorities commonly direct patients to generic products or other lower-priced therapeutic alternatives, and there is an increasing number of such alternatives available, including numerous lower-priced generic products available to treat the condition for which Ranexa is approved which are typically available to patients for a smaller co-payment than they must pay for Ranexa. In addition, significant uncertainty exists as to the reimbursement status of recently approved health care products, such as Ranexa. As a result, it can be difficult to predict the availability or amount of reimbursement for Ranexa or how the product will be positioned relative to other anti-anginal products and therapies, both in the United States and in the European Union.

In the United States, we have set the wholesale acquisition cost of Ranexa at a higher price than the cost of any other anti-anginal drug currently on the market in the United States. Our pricing for Ranexa may result in less favorable reimbursement and formulary positioning for the product with third-party payers and under government programs including Medicare, and may result in more or higher barriers to patient access to the product such as higher co-payments and/or prior authorization requirements. Even if we obtain favorable reimbursement or formulary positioning for Ranexa, we may not be able to maintain this positioning if the product does not meet utilization expectations. If we fail to obtain or maintain favorable reimbursement or formulary positioning for Ranexa, health care providers may limit how much or under what circumstances they will prescribe or administer the product, and patients may resist having to pay out-of-pocket for it. We are offering discounts or rebates to some customers to attempt to contract for favorable formulary status, which will lower the amount of product revenues we receive. We anticipate that the portion of our Ranexa business subject to rebates, and the level of these rebates, may increase over time, which would lower the net revenues we receive over time on every unit of product sold.

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

In addition, in Europe, various government entities control the prices of prescription pharmaceuticals and often expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. For sales of Ranexa in the European Union, pricing, reimbursement and formulary approvals will be required in many countries and regions. Under our agreement with Menarini, Menarini is solely responsible for all product pricing and reimbursement strategies and programs for Ranexa in the European Union and the rest of the licensed territory. Our product revenues from Ranexa will be directly affected by the pricing obtained for the product and whether or not it receives reimbursement and formulary placement. We have only limited information to support the cost effectiveness of Ranexa, and we cannot be certain that any allowed pricing, reimbursement or formulary placement for Ranexa will be available or adequate to support Menarini’s ability to sell the product in the European Union or other countries in the licensed territory.

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

We have no manufacturing facilities and depend on third parties to manufacture and distribute Ranexa for us and for our collaborative partner Menarini, and to manufacture our product candidates.

We do not operate, and have no current plans to develop, any manufacturing or distribution facilities, and we currently lack the resources and capability to manufacture or distribute any of our products ourselves on a commercial scale or to manufacture clinical supplies of product candidates. As a result, we are dependent on corporate partners, licensees, contract manufacturers and other third parties for the manufacturing and distribution of clinical and commercial scale quantities of all of our products and product candidates. In the case of our lead product, Ranexa, we are dependent on contract manufacturers and other third parties for the manufacturing and distribution of clinical and commercial scale quantities of Ranexa for our market (in the United States), and unless Menarini exercises certain options to supply the product through other arrangements, we will rely on the same supply chain to satisfy our contractual obligation to supply Menarini for the licensed territory (which includes the European Union). If we fail to adequately supply Menarini and do not cure such breach, under our agreement with Menarini, Menarini has the right to terminate the agreement and may retain license rights to the product at a significantly lower royalty rate.

We currently rely on a single supplier at each step in the production cycle for Ranexa, and a single party for distribution of Ranexa to wholesalers. In addition, under our agreement with Astellas relating to Lexiscan®, Astellas is solely responsible for the commercial manufacture and supply of the product in the license territory (which includes the United States) and Astellas in turn is dependent on third parties for the manufacture of the active pharmaceutical ingredient and the drug product, including a single supplier for the active pharmaceutical ingredient. Presently our ability to commercialize Ranexa in the United States, Menarini’s ability to commercialize Ranexa in the licensed territory, and Astellas’s ability to commercialize Lexiscan®, are each entirely dependent on these arrangements, and would be affected by any delays or difficulties in performance on the part of the parties involved.

Contract modifications or exercise of termination or other rights could also impact commercialization. For example, in the case of our Ranexa supply chain, because we rely on a single manufacturer at each step in the production cycle for the product for both its currently approved markets (the United States and the European Union), failure of any manufacturers to supply product on a timely basis or at all, or to manufacture our product in compliance with product specifications or applicable quality or regulatory requirements, or to manufacture product or samples in volumes sufficient to meet market demand in these markets, would adversely affect our ability to commercialize Ranexa in the United States and Menarini’s ability to commercialize Ranexa in the licensed territory, could result in inventory write-offs, and could negatively affect product revenues and our operating results. Because daily dosing of Ranexa involves a relatively large amount of the active pharmaceutical ingredient per tablet, substantial volumes of manufactured materials are required to meet even limited product demand, and there are relatively few manufacturers worldwide that have the equipment, facilities and available capacity to produce the potential amounts of materials required. If we no longer have at least one qualified supplier with adequate facilities and resources at each step in the Ranexa supply chain, or if there is a substantial increase in product demand in any market(s) beyond what the supply chain capacities can accommodate, we could be unable to manufacture sufficient supplies of Ranexa, which would adversely affect our ability to commercialize Ranexa in the United States and Menarini’s ability to commercialize Ranexa in the licensed territory and would harm our business.

In addition, the Ranexa manufacturing process, like many pharmaceuticals, is a time-consuming process with long lead times. We (and Menarini for their licensed territory, which includes the European Union) must estimate future product demand in order to decide upon the quantity of the active pharmaceutical ingredient, tablets and final packaged product to order from our supply chain manufacturers. Our demand forecasts are based on market forecasts which are inherently highly uncertain. To the extent we and/or Menarini overestimate future product demand, that would waste our relatively limited resources on building excess inventory. If we and/or Menarini underestimate future product demand, we may not have sufficient supplies to meet demand and/or supply any collaborative partners (including Menarini) for the product, which would result in lost sales and would harm our business.

Furthermore, we and our third-party manufacturers, laboratories and clinical testing sites may be required to pass pre-approval inspections of facilities by the FDA and foreign regulatory authorities before obtaining marketing approvals. Even after product approval, our facilities and those of our contract manufacturers remain subject to periodic inspection by the FDA and other regulatory authorities. We cannot guarantee that any such inspections will not result in compliance issues that could prevent or delay marketing approval or negatively impact our ability to maintain product approval or distribution, or require us to expend money or other resources to correct. In addition, we or our third-party manufacturers are required to adhere to stringent federal regulations setting forth current good manufacturing practices for pharmaceuticals. These regulations require, among other things, that we manufacture our products and maintain our records in a carefully prescribed manner with respect to manufacturing, testing and quality control activities. In addition, drug product manufacturing facilities in California must be licensed by the State of California, and other states may have comparable requirements. We cannot assure you that we will be able to obtain such licenses when and where needed.

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

If we submit any new drug application or supplemental new drug application to the FDA, the FDA must first decide whether to either accept or reject the submission for filing, and if we submit any such application to European regulatory authorities, they must first decide whether to validate it for further review. As a result, we cannot be certain that any of our submissions will be reviewed. If the FDA accepts our submission for review, the agency will also determine whether the application will undergo review on a standard ten-month review cycle or on a priority six-month review cycle. The FDA has broad regulatory discretion in granting priority review to an application, and a decision to grant priority review is never a guarantee of any particular regulatory outcome (such as approval), since the regulatory standard for making a decision to grant priority review is entirely different from the regulatory standard for deciding whether or not to approve an application for marketing. If any of our submissions are reviewed, we cannot be certain that we will be able to respond to any regulatory requests during the review period in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our products or proposed product changes, such as labeling changes, will be approved by the FDA or foreign regulatory authorities.

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

Data obtained from preclinical and clinical studies are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our products by the FDA or foreign regulatory authorities. For example, some drugs that prolong the QT interval carry an increased risk of serious cardiac rhythm disturbances that can cause a type of fatal arrhythmia known as torsades de pointes, while other drugs that prolong the QT interval do not carry an increased risk of this fatal arrhythmia. Ranexa causes small but statistically significant mean increases in the QT interval. However, other clinical and preclinical data, including the results of the MERLIN TIMI-36 study (which showed no adverse trend in death or arrhythmias in patients receiving Ranexa) indicate that Ranexa does not pre-dispose patients to this fatal arrhythmia. Regulatory authorities may interpret the Ranexa data differently than we do, which could delay, limit or prevent additional regulatory approvals relating to Ranexa.

Similarly, as a routine part of the evaluation of any product candidate, clinical studies are generally conducted to assess the potential for drug-drug interactions that could impact potential product safety. While we believe that the interactions between Ranexa and other drugs have been well characterized as part of our clinical development program, these data are subject to regulatory interpretation and an unfavorable interpretation by regulatory authorities could delay, limit or prevent additional regulatory approvals of Ranexa. In connection with approval of Ranexa by European regulatory authorities, those authorities have required us to conduct a drug-drug interaction study relating to Ranexa and metroprolol.

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

We may file applications for regulatory approval of our products and product candidates in various foreign jurisdictions from time to time. For example, we currently plan to submit a marketing approval application for regadenoson to European regulatory authorities in the coming months. There are potentially important substantive differences in reviews of approval applications in the United States and foreign jurisdictions such as Europe. For example, preclinical and/or clinical trials and data that are accepted by the FDA in support of a new drug application may not be accepted by foreign regulatory authorities, and trials and data acceptable to foreign regulatory authorities in support of a product approval may not be accepted by the FDA. The same clinical program (including Phase 3 studies) for regadenoson which served as the basis for approval of the product in the United States will be included in the marketing approval application we plan to submit to European regulatory authorities. The two Phase 3 studies in the clinical program, which have an identical study design, used a complex non-inferiority comparison between regadenoson and Adenoscan® based on multiple readings of reperfusion imaging scans. Approval of the product in the United States is no guarantee that any other regulatory authorities will also approve it.

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

Successful development of drug products is highly uncertain. Product candidates that appear potentially promising in research or development may be delayed or fail to reach later stages of development or the market for many reasons, including:

•	preclinical tests may show the product candidate to be toxic or lack efficacy in animal models;

•	clinical study results may show the product candidate to be less effective than desired or to have harmful or problematic side effects;

•	we may fail to receive the necessary regulatory approvals, or experience a delay in receiving such approvals, or be unable to maintain such approvals due to safety concerns, recalls, or other factors;

•	we may encounter difficulties in formulating the product candidate, or in obtaining clinical supplies or source(s) of commercial-scale supply;

•	manufacturing costs, pricing or reimbursement issues or other factors may make the product candidate uneconomical; and

•	third parties may have proprietary or contractual rights that may prevent or discourage the product candidate from being developed.

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

We may not be able to attract, retain or avoid disputes with corporate or academic collaborators, licensors, licensees and other collaborative partners (including Menarini, Astellas and Biogen Idec). Our business strategy requires us to enter into various arrangements with these parties, and we are dependent upon the success of these parties in performing their obligations. If we fail to enter into and maintain these arrangements, the development and/or commercialization of our products would be delayed, we may be unable to proceed with the development, manufacture or sale of products or we might have to fund development of a particular product candidate internally. If we have to fund the development and commercialization of substantially all of our products internally, our future capital requirements will increase substantially.

We or our collaborative partners may also have to meet performance milestones and other obligations under our collaborative arrangements. If we fail to meet our obligations under our collaborative arrangements, our partners could terminate their arrangements or we could suffer other consequences such as losing our rights to the compounds at issue.

The collaborative arrangements that we may enter into in the future may place responsibility on a collaborative partner for preclinical testing and clinical trials, manufacturing and preparation and submission of applications for regulatory approval of potential pharmaceutical products. We cannot control the amount and timing of resources that our collaborative partners devote to our programs. If a partner fails to successfully develop or commercialize any product, product launch would be delayed. In addition, our partners may pursue competing technologies or product candidates. In addition, arrangements in our industry are extremely complex, particularly with respect to intellectual property rights, financial provisions, and other provisions such as the parties’ respective rights with respect to decision-making. Disputes may arise in the future with respect to these issues, such as the ownership of rights to any technology developed with or by third parties. These and other possible disagreements between us and our partners could lead to delays in the research, development or commercialization of product candidates, or in the amendment or termination of one or more of our license and collaboration agreements. These disputes could also result in litigation or arbitration, which is time consuming, expensive and uncertain.

Our business depends on certain key personnel, the loss of whom could weaken our management team, and on attracting and retaining qualified personnel.

The growth of our business and our success depends in large part on our ability to attract and retain key management, R&D, sales and marketing and other operating and administrative personnel. Our key personnel include all of our executive officers, other senior vice presidents and vice presidents, many of whom have very specialized scientific, medical or operational knowledge. We have entered into an employment agreement with our Chairman and Chief Executive Officer that contains severance and change-of-control provisions. We have entered into executive severance agreements with each of our executive officers, other senior vice presidents and vice presidents, and have a severance plan that covers our other full-time employees. We do not maintain key-person life insurance on any of our employees. The loss of the services of one or more of our key personnel or the inability to attract and retain additional personnel and develop expertise as needed could limit our ability to develop and commercialize our existing and future product candidates. Such persons are in high demand and often receive competing employment offers.

Our operations involve hazardous materials, which could subject us to significant liability.

Our R&D and manufacturing activities involve the controlled use of hazardous materials, including hazardous chemicals, radioactive materials and pathogens, and the generation of waste products. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. We may have to incur significant costs to comply with additional environmental and health and safety regulations in the future. We currently do not carry insurance for hazardous materials claims. We do not know if we will be able to obtain insurance that covers hazardous materials claims on acceptable terms with adequate coverage against potential liabilities, if at all. Although we believe that our safety procedures for handling and disposing of hazardous materials comply in all material respects with regulatory requirements, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and may materially adversely affect our business, financial condition and results of operations. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future. There can also be no assurance that our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.

We are exposed to risks related to foreign currency exchange rates.

Some of our costs and expenses are denominated in foreign currencies. Most of our foreign expenses are associated with our clinical studies or the operations of our United Kingdom-based wholly owned subsidiary. Additionally, as a result of our collaboration partnership with Menarini relating to Ranexa that covers 68 countries, including the 27 member states of the European Union, the amount of royalty revenue we receive will be impacted by fluctuations in euros as payments due on net sales by Menarini and its affiliates and sublicensees will be calculated in euros, and converted into U.S. dollars using the exchange rate on the last business day of the quarter for which the royalty payment is to be made. We are primarily exposed to changes in exchange rates with Europe and Canada. When the U.S. dollar weakens against these currencies, the U.S. dollar value of the foreign-currency denominated expense increases, and when the U.S. dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated expense decreases. Consequently, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our results of operations. Any sales of ranolazine in the European Union would be denominated in foreign currencies as well, and would increase our exposure to these risks. We currently do not hedge against our foreign currency risks.

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

Product/Product Candidate	United States Primary Compound Patent Expiration
Ranexa	2003	*
Regadenoson (Lexiscan® in the United States)	2019

*

Because ranolazine is a new chemical entity, under applicable United States laws we have received marketing exclusivity for the ranolazine compound as a new chemical entity until January 2011. In addition, the United States compound patent relating to Ranexa was granted several one-year interim patent term extensions under the Hatch-Waxman Act as well as final patent term extension under the Hatch-Waxman Act, thereby extending the patent protection to May 2008 for the approved product (which is the Ranexa extended-release tablet) for the use in chronic angina approved by the FDA. However, this extended patent term protection in the United States has now expired, and in the United States and elsewhere throughout the world there is no further patent protection under the original compound patent. In the European Union (where Ranexa has also been approved by regulatory authorities and where we licensed product rights to Menarini), under applicable laws the product is entitled to ten years of exclusivity (or eleven years, in certain circumstances) after the July 2008 approval. Also, the U.S. and foreign patent and trademark office has issued patents claiming various sustained release formulations of ranolazine and methods of using sustained release formulations of ranolazine, including the formulation tested in our Phase 3 trials for

Ranexa, for the treatment of chronic angina. In the United States and the European Union, these patents expire in 2019 (although we may seek limited patent term extension on a country-by-country basis in Europe until 2023 through the filing of supplementary patent certificates). In the United States, after January 2011 the statutory five year new chemical entity exclusivity will no longer be available for ranolazine and we will be entirely reliant on our owned or licensed patents in the United States claiming uses and formulations of Ranexa, especially the formulation and method of use patents described above, to continue to protect our substantial investments in Ranexa’s development and commercialization in that market. An application seeking approval for a generic version of ranolazine could be submitted to the FDA as early as January 2010, which could result in patent litigation. In the European Union, we (and our collaborative partner Menarini, who has licensed rights to the product in the European Union and other countries) will be reliant on formulation and use patents in those countries after the expiration of the applicable data exclusivity period, which could occur in 2018. Any patent infringement litigation relating to ranolazine would be expensive, time-consuming and risky to pursue. It is possible that one or more competitors could develop competing products that do not infringe our owned or licensed patent claims relating to ranolazine, or could succeed in invalidating or rendering unenforceable all or any of these patent claims. One or more of these patents could be lost through a reissue or reexamination submission or through litigation or other proceeding wherein issues of validity and/or enforceability such as inequitable conduct, inventorship, ownership, prior art, and/or enablement can be raised. One or more of these patents could also be lost as a result of interference or opposition proceedings. Any intellectual property-related claims against us relating to any of these patents, with or without merit, as well as any claims initiated by us against third parties, if any, would be time-consuming, expensive and risky to defend or prosecute, and could negatively affect our ability (as well as that of our collaborative partner Menarini) to commercialize Ranexa, the product revenues we receive and our operating results. In general, if we assert a patent against an alleged infringer and the alleged infringer is successful in invalidating one, more or all of the patents, or in having one, more or all of the patents declared unenforceable, the protection afforded by the patent(s) would be diminished or lost. Furthermore, we do not have any issued patent claims covering any intravenous formulation of ranolazine on a stand-alone basis, or any issued patent claims covering Ranexa for use in diabetes or diabetes-related conditions, and we may not be able to obtain any issued patent claims based on data and results from the MERLIN TIMI-36 study or other results.

In addition to these issued patents, we seek to file patent applications relating to each of our product candidates, and we seek trade name and trademark protection for our commercialized products such as Ranexa. Although patent applications filed in the United States are now published eighteen months after their filing date, this statutory change providing for the publication of filed patent applications applies only to applications filed on or after November 2000. Applications filed in the United States prior to this date are maintained in secrecy until a patent issues. As a result, we can never be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. There may be third-party patents, patent applications, trademarks and other intellectual property relevant to our compounds, products, services, development efforts and technology which are not known to us and that may block or compete with our compounds, products, services, development efforts or technology. For example, competitors may have filed applications for, or may have received or in the future may receive, patents, trademarks and/or other proprietary rights relating to compounds, products, services, development efforts or technology that block or compete with ours.

In addition, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office. These proceedings determine the priority of invention and, thus, the right to a patent for the claimed technology in the United States. We may also become involved in opposition proceedings in connection with foreign patents.

Generic challenges and related patent litigation are very common in the biopharmaceutical industry. Litigation, interference and opposition proceedings, even if they are successful, are expensive, time-consuming and risky to pursue, and we could use a substantial amount of our financial resources in any such case. Such litigation may be necessary to enforce any patents or trademarks issued to us and/or to our collaborative partners, or to determine the scope and validity of the proprietary rights of us or third parties, including our collaborative partners.

Because Ranexa is our lead product, the uncertainty created by any patent litigation involving this product could have a negative impact on our stock price for a considerable period of time (while any such time-consuming litigation was pursued), which could make additional financing difficult to obtain. In addition, in 2007, Astellas, our collaborative partner for Lexiscan® in North America, announced a settlement of certain patent infringement lawsuits, under the terms of which a third party generic pharmaceutical manufacturer will be able to launch their generic version of Adenoscan® pursuant to a license in September 2012, or earlier under certain conditions (which have not been disclosed publicly). These developments could negatively impact the marketing of Lexiscan® and the revenues we receive under this arrangement, including if a generic version of Adenoscan® (adenosine injection) enters the market before September 2012.

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

If we are unable to satisfy governmental regulations relating to the development and commercialization of our products and product candidates, we may be subject to significant FDA or other governmental sanctions.

The research, testing, manufacturing and commercialization of product candidates and drug products are subject to extensive regulation by numerous regulatory authorities in the United States, including the FDA, and by many foreign regulatory authorities in other countries. Failure to comply with FDA or other applicable regulatory requirements may subject us or our collaborative partners to administrative or judicially imposed sanctions, including, without limitation:

•

warning letters and other regulatory authority communications objecting to matters such as promotional materials and requiring corrective action such as corrective communications to healthcare practitioners;

•	civil penalties;

•	criminal penalties;

•	injunctions;

•	product seizure or detention;

•	product recalls;

•	total or partial suspension of manufacturing; and

•

regulatory authority refusal to review or approve pending approval applications for unapproved products or for labeling changes for previously approved products, and/or refusal to maintain approvals for previously approved products.

We may be required to defend lawsuits or pay damages in connection with the alleged or actual violation of healthcare statutes such as fraud and abuse laws, and our corporate compliance programs can never guarantee that we are in compliance with all relevant laws and regulations.

Our development and commercialization efforts in the U.S., and those of our collaborative partners under agreements that include the U.S. (such as Astellas in the case of Lexiscan® and Biogen Idec in the case of Adentri®) are subject to various federal and state laws pertaining to pharmaceutical development, promotion and healthcare fraud and abuse, including the Food, Drug and Cosmetic Act, the Prescription Drug Marketing Act, and federal and state anti-kickback, fraud, false claims and privacy laws, regulations and other applicable principles. For example, in connection with our sales of Ranexa in the U.S., we are required to prepare and report product pricing-related information to federal and state governmental authorities, such as the Department of Veterans Affairs and under the Medicaid program. The calculations used to generate the pricing-related information are complex and require the exercise of judgment. If we fail to accurately and timely report product pricing-related information or to comply with any of these or any other laws or regulations, various negative consequences could result, including criminal and/or civil prosecution, substantial criminal and/or civil penalties, exclusion of the approved product from coverage under governmental healthcare programs (including Medicare and Medicaid), costly litigation and restatement of our or of Astellas’ financial statements.

We and our collaborative partners (including Menarini in the case of Ranexa®, Astellas in the case of Lexiscan® and Biogen Idec in the case of Adentri®) are also subject to a large number of foreign laws and regulations relating to the development and commercialization of drug products, as well as export and import provisions. These requirements vary widely in different countries, and failure to comply would delay or prevent the successful commercialization of our products by us or our collaborative partners. Our efforts, and those of our collaborative partners, to comply with the many applicable United States and foreign laws, regulations and other principles are, and will continue to be, time-consuming and expensive.

It may be difficult to determine whether or not our activities, or those of our collaborative partners, comply with these complex legal requirements. Violations are punishable by significant criminal and/or civil fines and other penalties, as well as the possibility of exclusion of the product from coverage under governmental healthcare programs (including Medicare and Medicaid) or an inability to launch or maintain approval for a product in a given country. If a government entity were to investigate or make allegations against us or any of our employees, or sanction or convict us or any of our employees, for violations of any of these legal requirements, this could have a material adverse effect on our business, including our stock price. Similarly, if any of our collaborative partners (including Menarini, Astellas and Biogen Idec) becomes subject to investigation, allegation or sanction relating to its development or commercialization of our products, our ability to continue to obtain revenues from the sales of that product could be seriously impaired or stopped altogether.

Our activities and those of our collaborative partners could be subject to challenge for many reasons, including the broad scope and complexity of these laws and regulations, the difficulties in interpreting and applying these legal requirements, and the high degree of prosecutorial and other governmental resources and attention being devoted to health care compliance. In the U.S. alone, numerous biopharmaceutical companies have paid multi-million dollar fines and entered into burdensome settlement agreements for alleged violation of these requirements, and other companies are under active investigation. Although we have developed and implemented corporate and field compliance programs as part of our commercialization of Ranexa, we cannot assure you that we or our employees, directors, agents or collaborative partners were, are or will be in compliance with all laws and regulations or that we or they will not come under investigation, allegation or sanction.

We and our collaborative partners could also be impacted by changes in applicable U.S. or foreign legal protections and remedies relating to intellectual property or changes in requirements relating more specifically to the development, manufacture, registration, approval and commercialization of pharmaceutical or healthcare products. We and our collaborative partners could also be impacted by unstable governments or legal systems and inter-governmental disputes. Any of these changes could adversely affect our business and the businesses of our collaborative partners. In addition, our future results and those of our collaborative partners could be adversely affected by changes in U.S. or foreign laws or regulations, including changes in accounting standards, taxation requirements, competition laws and environmental laws. Further, our results and those of our collaborative partners could be adversely affected by changes in U.S. or foreign business, political or economic conditions.

We may be subject to product liability claims and we have only limited product liability insurance.

The manufacture and sale of human drugs and other therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. For example, the approved labeling for Ranexa includes warnings regarding QT prolongation and the risk of arrhythmias and sudden death, and regarding tumor promotion. Either directly in connection with our sales of the product in the United States, or indirectly through contractual indemnification obligations related to Menarini’s commercialization of the product in the licensed territory, we may become subject to product liability claims or liabilities in the future, including if patients who have taken Ranexa die, experience arrhythmias, contract cancer, or suffer some other serious adverse effect whether or not such patients were predisposed to adverse outcomes.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include in annual reports on Form 10-K an assessment by management of the effectiveness of internal control over financial reporting. This requirement applies to each of our annual report filings on Form 10-K. If we are not successful in maintaining adequate internal control over financial reporting, or if our service providers fail to maintain adequate internal controls on which we rely to prepare our financial statements, our management may determine that our internal control over financial reporting is not effective. In addition, if our independent auditors are not satisfied with the effectiveness of our internal control over financial reporting, including the level at which these controls are documented, designed, operated or monitored, then they may issue an adverse opinion or a disclaimer of opinion. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the our stock price, increase the volatility of our stock price and adversely affect our ability to raise additional funding.

The market price of our stock has been and may continue to be highly volatile, and the value of an investment in our common stock may decline.

Within the last 12 months ended September 30, 2008, our common stock has traded between $12.05 and $5.41 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Announcements and other events may have a significant impact on the market price of our common stock. For example, the release of new, improved U.S. labeling relating to our lead product, Ranexa, and perceptions regarding the product labeling or regarding our ability to successfully commercialize the product over time could have a significant negative impact on the market price for our common stock. In addition, we may have no control over information announced by third parties, such as our corporate partners or our competitors, which may impact our stock price.

Other announcements and events that can impact the market price of the shares of our common stock include, without limitation:

•	results of our clinical trials and preclinical studies, or those of our corporate partners or our competitors;

•	regulatory actions with respect to our products or our competitors’ products;

•	our operating results;

•	our product sales and product revenues, including prescribing patterns and trends for Ranexa;

•	achievement of other research or development milestones, such as completion of enrollment of a clinical trial or making a regulatory filing;

•	adverse developments regarding the safety and efficacy of our products, our product candidates, or third-party products that are similar to our products or our product candidates;

•	developments in our relationships with corporate partners;

•	developments affecting our corporate partners;

•	government regulations, reimbursement changes and governmental investigations or audits related to us or to our products;

•	changes in regulatory policy or interpretation;

•	developments related to our patents or other proprietary rights or those of our competitors;

•	changes in the ratings of our securities by securities analysts;

•	operating results or other developments that do not meet the expectations of public market analysts and investors;

•	purchases or sales of our securities by investors who seek to exploit the volatility of our common stock price;

•	changes in interest rates, changes in credit ratings and the liquidity of our interest-bearing investments, and the effects that such changes may have on the value of those investments;

•	fluctuations in foreign currency exchange rates;

•	rumors or inaccurate information;

•	market conditions for biopharmaceutical or biotechnology stocks in general; and

•	general economic and market conditions.

In addition, if we fail to reach an important research, development or commercialization milestone or result by a publicly expected deadline, even if by only a small margin, there could be a significant negative impact on the market price of our common stock. In addition, as we approach the announcement of important news, we expect the price of our common stock to be particularly volatile.

The stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging biotechnology and biopharmaceutical companies, and which have often been unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock. In the third quarter, the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government-provided loan to American International Group Inc. and other federal government interventions in the U.S. credit markets lead to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have recently contributed to substantial market volatility, and if such market conditions continue, the price of our common stock may fluctuate or decline. In addition, sales of substantial amounts of our common stock in the public market could lower the market price of our common stock.

Our indebtedness and debt service obligations may adversely affect our financial position.

As of September 30, 2008, we had approximately $331.6 million in long-term convertible debt and aggregate annual debt service obligations on this debt of approximately $9.5 million. Holders of our 2.0% senior subordinated convertible debentures due 2023 may require us to repurchase all or a portion of their debentures on May 16, 2010, May 16, 2013, and May 16, 2018, or in the event of a change of control of our company. In addition, holders of our 2.75% senior subordinated convertible notes due 2012 and our 3.25% senior subordinated convertible notes due 2013 may require us to repurchase all or a portion of their notes in the event of a change of control of our company or if our common stock ceases trading on a national securities exchange. In these circumstances, we may elect to repurchase the debentures or notes in cash, or in whole or in part in common stock. In the event we repurchase the debentures or notes in cash, such payment would have a material adverse effect on our cash position. In the event we repurchase the debentures with stock, our existing common stockholders will experience immediate dilution. Also, at maturity, all three of the debentures and the notes must be repaid in full with cash unless the holders of the debentures or notes elect to conversion into stock. These payments at maturity, if any, would have a material adverse effect on our cash position.

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

Our indebtedness could have significant additional negative consequences, including, without limitation:

•

requiring the dedication of a portion of our cash to service our indebtedness, meet repurchase obligations and pay off the principal at maturity, thereby reducing the amount of our expected cash available for other purposes, including funding our commercialization efforts, R&D programs and other capital expenditures;

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

We are exposed to risk related to the marketable securities we purchase.

We invest cash not required to meet short term obligations in short and long term marketable securities. We purchase securities in the U.S. government, government-sponsored agencies and highly rated corporate and asset-backed securities subject to an approved investment policy. Historically, investment in these securities have been highly liquid and have experienced only very limited defaults. However, recent volatility in the financial markets has created additional uncertainty regarding the liquidity and safety of these investments. Although we believe our marketable securities investments are safe and highly liquid, we cannot guarantee that our investment portfolio will not be negatively impacted by recent or future market volatility.

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

Our existing convertible debt is convertible, at the option of the holder, into shares of our common stock at varying conversion prices, subject to the satisfaction of certain conditions. We have reserved shares of our authorized common stock for issuance upon conversion of our existing convertible notes and convertible debentures. If any or all of our existing notes and debentures are converted into shares of our common stock, our existing stockholders will experience immediate dilution and our common stock price may be subject to downward pressure. In addition, holders of our 2.0% senior subordinated convertible debentures due 2023 may require us to repurchase all or a portion of their debentures on May 16, 2010, May 16, 2013, and May 16, 2018, or in the event of a change of control of our company, and holders of our 2.75% senior subordinated convertible notes due 2012 and our 3.25% senior subordinated convertible notes due 2013 may require us to repurchase all or a portion of their notes in the event of a change of control of our company or if our common stock ceases trading on a national securities exchange. We may elect to repurchase the debentures or notes in cash, or in whole or in part in common stock. In the event we repurchase the debentures or notes in common stock, our existing stockholders will experience immediate dilution to the extent of the number of shares we deliver as the payment price for such repurchase.

If any or all of our notes and debentures are not converted into shares of our common stock before their respective maturity dates, we will have to pay the holders of such notes or debentures the full aggregate principal amount of the notes or debentures, as applicable, then outstanding. Any such payment would have a material adverse effect on our cash position. Alternatively, from time to time we may modify the terms of the notes and/or the debentures prior to their maturity in ways that could be dilutive to our stockholders, assuming we can negotiate such modified terms. In addition, the existence of these notes and debentures may encourage short selling of our common stock by market participants.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2008, we issued and sold to Biogen Idec 255,219 shares of our common stock for $2.5 million in cash pursuant to a collaboration agreement with Biogen Idec as a result of the achievement of a specific milestone by Biogen Idec under the agreement. The shares of common stock issued to Biogen Idec have not been registered under the Securities Act of 1933, as amended, or the Securities Act, and Biogen Idec is prohibited from selling such shares prior to September 4, 2010, the second anniversary of the closing date of the issuance of such shares. The issuance of the shares was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. Biogen Idec represented that it is an accredited investor and that it was acquiring the securities for investment only and not with a view toward the public sale or distribution thereof. Biogen Idec received written disclosure that the securities have not been registered under the Securities Act, and that any resale must be made pursuant to a registration statement or an available exemption from registration. The proceeds from the sale of such shares will be used by the Company for working capital and general corporate purposes.

Item 6.	Exhibits

Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-136373, and incorporated herein by reference).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated September 27, 2006 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed October 2, 2006, and incorporated herein by reference).

3.3	Restated Bylaws of the Company (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 7, 2008, and incorporated herein by reference).

*10.1	License, Development and Supply Agreement dated September 12, 2008 between the Company and Menarini International Operation Luxembourg SA, a Luxembourg corporation.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CV THERAPEUTICS, INC.

Date: November 7, 2008	By:	/s/ LOUIS G. LANGE, M.D., PH.D.
Louis G. Lange, M.D., Ph.D.
Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2008	By:	/s/ DANIEL K. SPIEGELMAN
Daniel K. Spiegelman
Chief Financial Officer (Principal Financial and Accounting Officer)