Form 10-K
period 2008-12-31
CV THERAPEUTICS INC
filed 2009-02-25
CIK 921506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $503,128,161 of June 30, 2008.

As of February 19, 2009, there were 64,234,229 shares of the registrant’s common stock outstanding.

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

We currently promote Ranexa® (ranolazine extended-release tablets) with our national cardiovascular specialty sales force of approximately 170 people and approximately 40 people focused on primary care physicians in the northeastern United States (in a pilot through a contract sales organization). Ranexa was originally approved in the United States in January 2006 by the U.S. Food and Drug Administration, or FDA, and was launched in the United States in March 2006 for the treatment of chronic angina in patients who had not achieved an adequate response with other antianginal drugs. In November 2008, the FDA approved new labeling for Ranexa. The new labeling includes a first line indication for the treatment of chronic angina and provides information showing that

Ranexa reduced arrhythmias including ventricular arrhythmias, new onset atrial fibrillation and a potentially dangerous slow heartbeat known as bradycardia in patients with coronary artery disease. In addition, the new labeling states that Ranexa reduces hemoglobin A1c, or HbA1c, in patients with diabetes.

In July 2008, the European Medicines Agency, or EMEA, approved Ranexa (ranolazine prolonged release tablets) for use in all 27 countries of the European Union. Ranexa is approved for use in Europe as add-on therapy for the symptomatic treatment of patients with stable angina pectoris who are inadequately controlled or intolerant to first-line antianginal therapies. The approved European labeling reflects data from the MERLIN TIMI-36 and other recently reported studies, including data showing statistically significant reductions in ventricular arrhythmias with Ranexa.

In September 2008, we entered into an agreement granting exclusive rights to Ranexa in the European Union and other countries to Menarini International Operations Luxembourg SA, or Menarini. In total, the agreement granted rights to Menarini for Ranexa in 68 countries, including the 27 countries of the European Union, Russia and the other members of the Commonwealth of Independent States, and select countries of Central and South America.

Under this arrangement, in September 2008 Menarini made an upfront payment to us of $70.0 million in consideration of the rights granted and in recognition of the research and development, or R&D, investments made by us. In addition, Menarini will potentially make additional payments and investments for commercial and development milestones and promotional and detailing commitments. The commercial milestones are primarily linked to sales levels and the development milestones are linked to approval of Ranexa in Europe for certain additional indications if they are jointly developed. The agreement provides mechanisms for the parties to collaborate and share the costs of joint development of Ranexa.

In the territories licensed to Menarini, Menarini is responsible for commercial activities and pursuing regulatory and pricing approvals. As part of the agreement, Menarini has committed to provide certain minimum levels of physician details and promotional spending for Ranexa for a specified period of time in certain major countries.

In the first quarter of 2009, Menarini is launching Ranexa in the United Kingdom and Germany, with commercial launch in other countries in the European Union expected subject to Menarini’s receipt of acceptable pricing and reimbursement authorizations for the product in those countries.

In addition to Ranexa, we also receive product royalties on the sale of Lexiscan® (regadenoson) injection. In April 2008, the FDA approved Lexiscan® for use as a pharmacologic stress agent in radionuclide myocardial perfusion imaging, or MPI, a test that detects and characterizes coronary artery disease, in patients unable to undergo adequate exercise stress. Lexiscan® is a selective A 2A-adenosine receptor agonist. Under a license and collaboration agreement we have with Astellas Pharma US, LLC (formerly Fujisawa Healthcare, Inc.), or Astellas, which granted exclusive North American rights to Lexiscan® to Astellas, Astellas is now responsible for all development, manufacture and commercialization of Lexiscan® in North America. Under the arrangement, Astellas paid us a $12.0 million milestone upon FDA approval of the product. We receive a royalty on product sales of Lexiscan® and another Astellas product. We own the rights to regadenoson outside of North America. We plan to submit a marketing authorization application, or MAA, for regadenoson to the EMEA for the European Union in 2009.

In April 2008, following FDA approval of Lexiscan®, an affiliate of TPG-Axon Capital, or TPG Axon, agreed to pay us up to $185.0 million in exchange for rights to 50 percent of our royalty on North American sales of Lexiscan® by Astellas. We received $175.0 million on closing of the transaction and $10.0 million upon the launch of Lexiscan® by Astellas in June 2008. We retained rights to the other 50 percent of our royalty on North American sales of Lexiscan® by Astellas, and retained the rights to all of our potential royalty on another Astellas product under the terms of our agreement with Astellas.

In addition to our marketed products, Ranexa and Lexiscan®, we have several clinical, preclinical and research programs, the objectives of which are to bring additional drugs to market to help patients with unmet medical needs.

Product Portfolio

We have the following portfolio of products and product candidates, primarily in the area of cardiovascular disease:

Approved Products	Indication	Status
Ranexa® (ranolazine extended-release tablets)	Chronic Angina - US	Rights held by CV Therapeutics, Inc.

Ranexa® (ranolazine prolonged-release tablets)	Chronic Angina - EU	Rights licensed to Menarini

Lexiscan® (regadenoson) injection	Myocardial Perfusion Imaging - North America	Rights licensed to Astellas

Product Candidates in Clinical Development	Area of Development	Status
Regadenoson	Myocardial Perfusion Imaging - EU	MAA submission expected in 2009

Tecadenoson	PSVT	Phase 3

	Acute Atrial Fibrillation	Phase 2

Adentri™	Heart Failure	Phase 3

CVT-6883	Cardiopulmonary Disease	Phase 1

CVT-3619	Diabetes/Metabolic Syndrome	Phase 1

Preclinical Development Programs	Area of Development	Status
Tecadenoson	Atrial Fibrillation	Preclinical

CVT-10,216	Alcohol Addiction	Preclinical

Late INA	Coronary Artery Disease	Preclinical

A2A antagonist	Chemical Dependence	Preclinical

ABCA1 / ApoA-I	Atherosclerosis	Preclinical

Drug-Eluting Stent Program	Restenosis	Preclinical

In the table above, under the heading “Status,” generally “Phase 3” indicates evaluation of clinical efficacy and safety within an expanded patient population, at geographically dispersed clinical trial sites; “Phase 2” indicates clinical safety testing, dosage testing and initial efficacy testing in a limited patient population; “Phase 1” indicates initial clinical safety testing in healthy volunteers or a limited patient population, or trials directed toward understanding the mechanisms or metabolism of the drug; and “Preclinical” indicates the program has not yet entered human clinical trials. For purposes of the table, “Status” indicates the most advanced stage of development that has been completed or is ongoing.

Approved Products

Ranexa® (ranolazine extended-release tablets) and Ranexa® (ranolazine prolonged-release tablets)

Ranexa® is a small molecule drug that was originally approved in the United States by the FDA in January 2006, and was approved in the European Union by the EMEA in July 2008. Ranexa inhibits the late sodium current at therapeutic levels and has antianginal and anti-ischemic effects that do not depend upon reductions in heart rate or blood pressure.

In the United States, Ranexa is indicated in 500 mg and 1000 mg dosage forms for the treatment of chronic angina, and may be used alone or in combination with traditional therapies for chronic angina, such as beta blockers, calcium channel blockers and nitrates, and common cardio-protective treatments for cardiovascular disease such as anti-platelet therapy, lipid-lowering therapy, angiotensin-converting enzyme inhibitors, or ACE inhibitors and angiotensin receptor blockers. The approved labeling in the United States also provides information showing that Ranexa reduced arrhythmias including ventricular arrhythmias, new onset atrial fibrillation and a potentially dangerous slow heartbeat known as bradycardia in patients with coronary artery disease. In addition, the approved labeling in the United States states that Ranexa reduces hemoglobin A1c, or HbA1c, in patients with diabetes.

In the European Union, Ranexa is approved in 375 mg bid, 500 mg bid and 750 mg bid dosage forms for use as add-on therapy for the symptomatic treatment of patients with stable angina pectoris who are inadequately controlled or intolerant to first-line antianginal therapies. The approved European labeling reflects data from the MERLIN TIMI-36 and other recently reported studies, including data showing statistically significant reductions in ventricular arrhythmias with Ranexa. The approved European labeling also notes that the ability of Ranexa to reduce cellular calcium overload is expected to improve myocardial relaxation and decrease left ventricular diastolic stiffness.

We maintain exclusive license rights to Ranexa in the United States and all foreign territories not licensed to Menarini for human therapeutic products for any and all indications, formulations and modes of administration, including chronic angina, from Roche Palo Alto LLC (formerly Syntex (U.S.A.) Inc.), or Roche.

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

Chronic angina is a growing health problem, affecting millions of people, generally over the age of 55. Annually, it costs the United States tens of billions of dollars in healthcare services and lost work. According to the American Heart Association, 9.8 million people in the United States live with chronic angina, with an additional 500,000 people over age 45 diagnosed each year. 1 There are currently 48-50 million angina prescriptions written annually in the largest five EU member countries (UK, Germany, France, Spain and Italy). 2

Pharmaceutical and Interventional Approaches to Chronic Angina Treatment

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

[1]	AHA 2008 Heart Disease and Stroke Statistics Statistical Update, Circulation 1/27/09 (online 12/15/08, p e39)
[2]	Aggregate prescription data from IMS Health

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

Lexiscan®

Lexiscan® (regadenoson) injection is an A2A-adenosine receptor agonist for use as a pharmacologic stress agent in myocardial perfusion imaging, or MPI, studies. Astellas is our North American licensee for Lexiscan®, which was approved by the FDA in April 2008 for use as a pharmacologic stress agent in radionuclide MPI studies in patients unable to undergo adequate exercise stress.

Myocardial Perfusion Imaging (MPI) Studies

As the diagnosis of coronary artery disease can present challenges to cardiologists and other practitioners, MPI studies offer an important alternative for the diagnosis of coronary artery disease. One of the most common methods for diagnosing coronary artery disease is the exercise treadmill test. Patients exercise on a treadmill to stress the heart in order to obtain an electrocardiogram. The observation of specific changes in the electrocardiogram, with or without the development of chronic angina pain or discomfort, signals the need for additional testing to confirm the presence of coronary artery disease. The ability of some patients to complete an exercise treadmill test may be limited because of long-term physical inactivity and/or concomitant illness such as arthritis, peripheral vascular disease, or heart failure. MPI studies using a pharmacologic stress agent offer an effective alternative for the diagnosis of coronary artery disease in these types of patients.

MPI studies are usually performed in a nuclear medicine clinic. The patient is administered medication that temporarily increases coronary blood flow through the heart, mimicking the heart’s physical response to the increased energy demand caused by exercise. Once the equivalent of maximal exercise is reached, a small amount of a radioactive substance is injected into the bloodstream, where it is absorbed into the area of the heart that is able to receive enough blood. An image of the area is then taken by a camera that specifically detects the distribution of radioactive substance in the heart during stress.

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

Approximately nine million patients in the United States undergo MPI studies each year. Of these, more than 45% require a pharmacologic agent to generate maximum coronary blood flow because peripheral vascular disease, arthritis or other limiting medical conditions prevented them from exercising on the treadmill.

In addition to MPI studies, there are other approaches for diagnosing coronary artery disease, including electrocardiogram, electron beam computed tomography (for detecting and quantifying coronary calcification), computed tomagraphy or CT, angiography, echocardiography (echo), and contrast coronary angiography.

Current Approaches to Increasing Coronary Blood Flow During MPI Studies

MPI studies use pharmacological agents to increase coronary blood flow of the heart as if it were responding to the demands of physical exercise. Traditional agents used include dipyridamole and adenosine. Both agents are administered to patients by intravenous infusion with the aid of an infusion pump. Both agents act nonspecifically on the heart. While they are very effective at increasing coronary blood flow, their nonspecificity may also produce undesirable and uncomfortable side effects. For example, dipyridamole is most commonly associated with chest pain, headache, and dizziness. In addition, the long half-life of dipyridamole may require lengthy patient monitoring following the procedure. Adenosine, while it has a short half-life, activates all adenosine receptor subtypes and, as a result, may cause flushing, dyspnea, and headache. The activation of other adenosine receptor subtypes may also cause sustained decreases in blood pressure (hypotension), reduced heart rate, and heart block. Adenosine is contraindicated in patients with asthma because of the risk of bronchoconstriction with the use of this agent.

Treatment with Lexiscan®

Lexiscan® is a selective A2A-adenosine receptor agonist administered by an intravenous bolus (without the use of an infusion pump) that stresses the heart by increasing coronary blood flow as if the heart were responding to the demands of physical exercise. Bolus administration of Lexiscan® as well as its short half-life allow for efficient administration during MPI studies.

Product Candidates in Clinical Development

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

Tecadenoson Development Status

In 2002, we completed a Phase 3 trial of patients with paroxysmal supraventricular tachycardias, or PSVT, who were given tecadenoson. In this Phase 3 trial, all five dosing regimens of tecadenoson tested converted patients with PSVT back into a normal heart rhythm. The most frequent adverse symptom was paresthesia, a tingly sensation, following administration of tecadenoson. As expected based on the pharmacology of the study drug, dose dependent and transient atrial ventricular block was observed shortly after conversion across the highest three doses of tecadenoson.

In a Phase 2 trial of patients with atrial fibrillation or flutter, tecadenoson appeared to reduce heart rate from baseline without clinically meaningful changes in blood pressure. Hemodynamic parameters such as blood pressure and heart rate were not adversely affected by tecadenoson. Due to side effects we observed in this trial, we began exploring alternatives approaches to the potential use of tecadenoson for this indication.

We are currently planning for tecadenoson to re-enter the clinic over the next 12 to 18 months. Tecadenoson has not been determined by the FDA or any other regulatory authorities to be safe or effective in humans for any use.

CVT-3619

CVT-3619 is a partial A1 adenosine receptor agonist. In preclinical models, CVT-3619 binds to the adenosine A1 receptor on fat cells, called adipocytes, potentially leading to a reduction in the breakdown in fats, also known as lipolysis, and a lowering of free fatty acids. Preclinical studies also have shown that CVT-3619 improves insulin sensitivity, reduces elevated triglycerides, and may lower very low density lipoproteins and potentially raise high density lipoproteins. We began a Phase 1 trial of CVT-3169 in September 2008 to assess the safety and pharmacokinetic profile of CVT-3619 in healthy volunteers.

CVT-6883

CVT-6883, a selective A2B adenosine antagonist, represents a novel potential approach to treating cardiopulmonary diseases. A pre-clinical study showed that CVT-6883 significantly reduced elevated markers of inflammation, fibrosis and pulmonary injury in in vivo preclinical models. An initial Phase 1 study of CVT-6883 has been completed. In this randomized, double-blind, placebo-controlled, single ascending dose study in 24 healthy volunteers, CVT-6883 was well tolerated with no serious adverse events reported. In 2007, we completed a second Phase 1 trial, an ascending, multi-dose study in 30 healthy volunteers.

Preclinical Research and Development

Our R&D team is working to create new potential product opportunities through our expertise in molecular cardiology, and we have several ongoing preclinical research programs.

Adenosine Receptors

Adenosine is a small molecule that is naturally present in the body and has many actions in many different organs. Its effects on cells are the responses to activation by adenosine of cell-surface proteins called receptors. There are four types of adenosine receptors: A 1 , A 2A , A 2B and A 3 . Activation of these receptors initiates cascades of cellular biochemical events that result in specific changes of important cell functions, such as ion transport, electrical and contractile activity, and secretion of hormones and other small molecules.

The effects of adenosine serve as the basis for many of our R&D programs, including some preclinical programs and our tecadenoson, CVT-3619 and CVT-6883 clinical programs. Adenosine’s effect to decrease the release of fatty acids from adipose tissue serves as the rationale for our CVT-3619 program, and the ability of adenosine to increase inflammatory responses and to impact addictive behavior and withdrawal are the bases for our CVT-6883 and CVT-10,216 programs. The general goal of our adenosine programs is to further investigate additional therapeutic effects of both activation and blockade of adenosine receptors.

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

In February 2008, we announced that we had entered into an agreement with Medlogics Device Corporation, or Medlogics under which Medlogics licensed our proprietary biopolymer stent coating technology to develop a drug eluting stent. In connection with this arrangement, we received Medlogics stock and are entitled to additional Medlogics stock on achievement of a development milestone, as well as royalties and other potential payments on future sales of any products incorporating the technology.

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

Roche

In March 1996, we entered into a license agreement with Roche covering U.S. and foreign patent rights to ranolazine and related know how for the treatment of angina and other cardiovascular indications. In June 2006, we amended this agreement to add rights to ranolazine in Japan, China, Korea and all other Asian markets not covered by the initial license agreement. Based on this amendment, we now hold exclusive worldwide commercial rights to ranolazine. The amendment also provided us with exclusive worldwide rights to all potential indications in humans for ranolazine, including all non-cardiovascular indications.

Under our license agreement, we paid an initial license fee and are obligated to make certain payments to Roche upon receipt of the first and second product approvals for Ranexa in any of the following major market countries: France, Germany, Italy, the United States and the United Kingdom. In February 2006, we paid Roche an $11.0 million payment in connection with the FDA’s approval of Ranexa in the United States in January 2006. In August 2008, we paid Roche a $9.0 million milestone payment in connection with the EMEA’s approval of Ranexa in the European Union in July 2008.

Unless the agreement is terminated, we are required to make royalty payments based on net sales of approved products that utilize the licensed technology, including Ranexa, and we are required to use commercially reasonable efforts to develop and commercialize the product for angina. Under the terms of the June 2006 amendment, we will owe an up-front fee of $3.0 million and will make royalty payments associated with product sales in the added Asian markets. Milestone payments are due to Roche upon approval in Japan and approval of the first additional non-cardiovascular indication.

We or Roche may terminate the license agreement for material uncured breach, and we have the right to terminate the license agreement at any time on 120 days’ notice if we decide not to continue to develop and commercialize ranolazine.

Astellas Pharma US

In July 2000, we entered into a license and collaboration agreement with Astellas to develop and market second generation pharmacologic myocardial perfusion imaging stress agents. Under this agreement, Astellas received exclusive North American rights to regadenoson, a short acting selective A 2A-adenosine receptor agonist, and to a backup compound and we received an up-front signing fee. In addition, Astellas reimbursed us for 75% of our development costs and we reimbursed Astellas for 25% of its development costs for the development program that led to FDA approval of the product in the United States in April 2008. In May 2008, we received a $12.0 million milestone payment from Astellas in connection with FDA approval of Lexiscan®. Astellas is now responsible for development, manufacturing and commercialization of Lexiscan® in North America. We receive a royalty based on product sales of Lexiscan® and we also receive a royalty on another product sold by Astellas.

We or Astellas may terminate the agreement in the event of material uncured breach, or bankruptcy or insolvency.

Menarini Group

In September 2008, we entered into an agreement with Menarini which granted Menarini exclusive rights to Ranexa in 68 countries, including the 27 countries of the European Union, as well as Russia and the other members of the Commonwealth of Independent States, and select countries of Central and South America. Under this arrangement, in September 2008 Menarini made us an upfront payment of $70.0 million in consideration of the rights granted and in recognition of the R&D investments made by us. In addition, Menarini will potentially make additional payments and investments for commercial and development milestones and promotional and detailing commitments. The commercial milestones are primarily linked to sales levels and the development milestones are linked to approval of Ranexa in Europe for certain additional indications if they are jointly developed. The agreement provides mechanisms for the parties to collaborate and share the costs of joint development of Ranexa.

In the territories licensed to Menarini, Menarini will be responsible for commercial activities and pursuing regulatory and pricing approvals. As part of the agreement, Menarini has committed to provide certain minimum levels of physician details and promotional spending for Ranexa for a specified period of time in certain major countries.

In addition to upfront and milestone payments and potential development expense reimbursement, we are entitled to receive royalties on sales of Ranexa in the territories covered by the agreement. In the first quarter of 2009, Menarini is launching Ranexa in the United Kingdom and Germany, with commercial launch in the countries in the European Union expected subject to Menarini’s receipt of acceptable pricing and reimbursement authorizations for the product in those countries.

Unless Menarini exercises certain options to supply the product through other arrangements, we are obligated to supply the product to Menarini, and we will rely on the same supply chain for our U.S. market for the product and to satisfy our contractual obligation to supply Menarini for its licensed territory.

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

We currently rely on a single supplier at most steps in the production cycle of Ranexa. The commercialization of Ranexa is dependent on these third party arrangements, and the marketing and sale of Ranexa could be affected by any delays or difficulties in performance of our third party manufacturers of Ranexa. Astellas is responsible for the manufacturing and distribution of Lexiscan®, and is dependent on third parties for the manufacture of the product for sale and sampling. We are in the process of validating a new primary supplier at a key step in the manufacturing process of Ranexa, and failure to successfully complete the validation and registration process could interrupt the supply of Ranexa.

Patents and Proprietary Technology

Patents and other proprietary rights are important to our business. Our policy is to file patent applications in the United States and internationally in order to protect our technology, including inventions and improvements to inventions that are commercially important to the development and sales of our products. The evaluation of the patentability of U.S. and foreign patent applications can take years to complete and can involve considerable expense and uncertainty.

We own multiple patents issued by and/or patent applications pending with the United States Patent and Trademark Office and foreign patent authorities relating to our technology, including related to Ranexa, Lexiscan® and our clinical programs. We have issued patents in the United States claiming various sustained release formulations of ranolazine (including the formulation tested in our Phase 3 clinical trials for Ranexa and used in the product being marketed) and claiming methods of using sustained release formulations of ranolazine for the treatment of chronic angina and other specified conditions. These patents expire in 2019. We also have a worldwide license from Roche which gives us exclusive rights to specified patents issued to Roche worldwide. Patent coverage for the ranolazine compound has expired in the United States and every other jurisdiction in which it was obtained by Roche. In the United States, this compound patent was granted patent term extension under the Hatch-Waxman Act for the approved product, which is the Ranexa extended-release tablet, for the approved use in chronic angina, but this patent term extension expired in May 2008. In addition to patent term extension, because ranolazine is a new chemical entity, under applicable United States laws we have received marketing exclusivity for ranolazine until January 2011, although a potential generic entrant could file an abbreviated new drug application for ranolazine as early as January 2010.

Under applicable laws in the European Union, we have received ten years of marketing exclusivity for ranolazine, which expires in 2018. The product is also covered by issued formulation and use patents claiming sustained release formulations of ranolazine and the use of sustained release formulations to treat angina and other specified conditions. These patents expire in 2019.

Lexiscan® is the subject of several United States patents that expire in 2019.

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

Regulation by the FDA and other government authorities is also a significant factor in the marketing and promotion of drug products in the United States. Under the Food, Drug and Cosmetic Act, among other things the FDA approves all product labeling. The FDA also can review promotional materials and activities through its Division of Drug Marketing, Advertising, and Communications and may require corrective actions which are generally public, such as changes to the promotional materials. Under the Food, Drug and Cosmetic Act, the FDA has issued many detailed regulations and guidances applicable to the marketing and promotion of drug products. Failure to comply with FDA’s many requirements may subject a company to a variety of sanctions, including product seizure or recall.

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

Hazardous Materials

Our R&D processes and manufacturing activities involve the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposing of hazardous materials and waste products.

Competition

The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid and significant technological change. Ranexa competes with several well established classes of drugs for the treatment of chronic angina in the United States, including generic and/or branded beta-blockers, calcium channel blockers and long acting nitrates, and additional potential angina therapies may be under development. In addition, surgical treatments and interventions such as coronary artery bypass grafting and percutaneous coronary intervention can be another option for angina patients, and may be perceived by healthcare practitioners as preferred methods to treat the cardiovascular disease that underlies and causes angina. In the United States, there are numerous marketed generic and/or branded pharmacologic stress agents, and at least one potential A 2A-adenosine receptor agonist compound under development, that could compete with Lexiscan®. We are also aware of companies that are developing products that may compete with our other drug candidates.

We believe that the principal competitive factors in the potential markets for our approved products, including Ranexa and Lexiscan®, include the following:

•	product labeling;

•	new data or adverse event information relating to the product or similar or competing products;

•	regulatory actions;

•	patient satisfaction with the product;

•	the availability of alternative or competing treatments;

•	the continued availability of third parties to manufacture and distribute the product and product samples on acceptable terms;

•	acceptance by the medical community;

•	product performance;

•	product price;

•	product supply;

•	formulary acceptance;

•	marketing and sales resources and capabilities, including competitive promotional activities;

•	enforceability of patent and other proprietary rights; and

•	the timing of generic competition.

We believe that we and our collaborative partners are or will be competitive with respect to these factors. Nonetheless, our relative competitive position in the future is difficult to predict.

Employees

As of January 31, 2009, we employed 550 individuals full-time. Of our full-time work force, 185 employees are engaged in or directly support R&D activities and 365 are engaged in sales, marketing and general and administrative activities. Our employees are not represented by a collective bargaining agreement. We believe that our relations with our employees are good.

Research and Development

Since our inception, we have made substantial investments in R&D. In the years ended December 31, 2008, 2007 and 2006, we incurred R&D expenses of $75.1 million, $94.7 million, and $135.3 million, respectively.

Available Information

We are subject to the information requirements of the Securities Exchange Act of 1934 and we therefore file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, relating to our business, financial statements and other matters. The reports, proxy statements and other information we file may be inspected and copied at prescribed rates at the SEC’s Public Reference Room at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy statements and other information regarding issuers like us that file electronically with the SEC. The address of the SEC’s Internet site is www.sec.gov . For more information about us, please visit our website at www.cvt.com . You may also obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports on the day the reports or amendments are filed with or furnished to the SEC by visiting our website at www.cvt.com.

Item 1A.	Risk Factors

Risk Factors Relating to Our Business

We expect to continue to operate at a loss, we may not be able to maintain our current levels of research, development and commercialization activities, and we may never achieve profitability.

We have experienced significant operating losses since our inception in 1990, including net losses of $98.5 million in 2008, $181.0 million in 2007, $274.3 million in 2006, and $228.0 million in 2005. As of December 31, 2008, we had an accumulated deficit of $1,366.4 million. The process of developing and commercializing our products requires significant R&D work, preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. We have only two approved products.

Our lead approved product is Ranexa® (ranolazine extended-release tablets), which we have been selling in the United States since March 2006. In September 2007, we submitted a supplemental new drug application to the FDA which included the results of the MERLIN TIMI-36 study. In July 2008, we were informed by the FDA that it was continuing its review. In November 2008, the FDA approved new product labeling that includes a new, first line indication for Ranexa for the treatment of chronic angina and significant reductions in cautionary wording. The new labeling also provides information showing that Ranexa reduced arrhythmias in patients with coronary artery disease (including ventricular arrhythmias, new onset atrial fibrillation and bradycardia). In addition, the new labeling states that Ranexa reduces hemoglobin A1c, or HbA1c, in coronary artery disease patients with diabetes.

Also in July 2008, we received marketing authorization from the European regulatory authorities for ranolazine in all 27 European Union member states. Ranolazine is now approved for marketing in the European Union as Ranexa® (ranolazine prolonged-release tablets), subject to numerous required pricing and/or reimbursement approvals in countries and/or regions within the European Union. In this territory Ranexa is approved for use as add-on therapy for the symptomatic treatment of patients with chronic stable angina who are inadequately controlled or intolerant to first-line anti-anginal therapies. In September 2008, we entered into an agreement granting exclusive rights to Ranexa in the European Union and other specified territories to Menarini International Operations Luxembourg SA or Menarini. The licensed territory encompasses 68 countries, including the 27 member states of the European Union, Russia and the other member states of the Commonwealth of Independent States, and select countries in Central and South America. Under the agreement with Menarini, in the licensed territory Menarini is responsible for commercialization of Ranexa and for pursuing regulatory and pricing approvals for the product, where required, and we have agreed to transfer the approved marketing authorization in the European Union to Menarini. The agreement also provides mechanisms for us to collaborate and share with Menarini the costs of joint development programs for Ranexa in which Menarini elects to participate. In exchange for license rights to the product and in recognition of R&D investments made by us in Ranexa, we received an upfront payment of $70.0 million in September 2008. In addition, Menarini will potentially make additional payments and investments for commercial and development milestones and promotional and detailing commitments. The commercial milestones are primarily linked to product sales levels, and the development milestones are linked to approval of Ranexa in Europe for certain additional indications if they are jointly developed. We are entitled to receive royalties on sales of Ranexa in the territories covered by the agreement. In the first quarter of 2009, Menarini is launching Ranexa in the United Kingdom and Germany, with commercial launch in other countries in the European Union expected subject to Menarini’s receipt of acceptable pricing and reimbursement authorizations in those countries. Launch by Menarini of the product in any of the 41 other countries in the licensed territory outside of the European Union will not occur unless and until Menarini submits one or more regulatory approval applications for the product in such country(ies), obtains regulatory approval(s) to market the product, and receives acceptable pricing and reimbursement authorizations in those countries as required.

In addition to Ranexa, our other currently approved product is Lexiscan® (regadenoson) injection, which was approved in the United States by the FDA in April 2008. This product was launched in June 2008 and is being sold by our collaborative partner, Astellas Pharma US, LLC (formerly Fujisawa Healthcare, Inc.) or Astellas, in the United States, under an arrangement pursuant to which we receive royalties equal to a percentage of net sales.

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

As we have transitioned from a R&D-focused company to a company with commercial operations and revenues, we expect that our operating results will continue to fluctuate. Our expenses, including payments owed by us under licensing, collaborative or manufacturing arrangements, are highly variable and may fluctuate from quarter to quarter. Our product revenues are unpredictable and may fluctuate due to numerous factors, many of which we cannot control. For example, factors affecting the revenues we receive relating to our approved products, including our lead product Ranexa (which we sell in the United States and for which we expect to receive a portion of net sales in the territory licensed to Menarini) as well as Lexiscan® (for which we receive a portion of net sales in the territory licensed to Astellas) or any other commercial pharmaceutical product sold by us (or any of our collaborative partners), include, without limitation:

•

the timing and success of product launches by us, especially relating to our continued commercialization of Ranexa in the United States now that the FDA approved new, improved labeling for the product in November 2008;

•

whether or not we are able to generate substantially greater product revenues for Ranexa in the United States over time now that the FDA has approved new, improved labeling for the product that includes a new, first line indication for Ranexa for the treatment of chronic angina, and significant reductions in cautionary wording, information showing that Ranexa reduced arrhythmias in patients with coronary artery disease, and information that Ranexa reduces HbA1c in patients with diabetes;

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

•	our and our collaborative partners’ product marketing, promotion, distribution, sales, pricing and reimbursement strategies and programs;

•	the timing and success of Menarini in connection with any product launch of Ranexa anywhere in the European Union or other countries licensed to Menarini;

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

Inventory levels of Ranexa held by wholesalers can cause our operating results to fluctuate unexpectedly. During the full year ended December 31, 2008, approximately 93% of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp. Inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match end user demand. We have entered into inventory management agreements with these U.S. wholesalers under which they provide us with data regarding inventory levels at these wholesalers. However, these wholesalers may not be completely effective in matching inventory levels to end user demand, as they are required to make estimates to determine end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations, for which we have no inventory management agreements and have no control with respect to their buying patterns. Also, the non-retail sector in the United States, which includes government institutions and large health maintenance organizations, tends to be less consistent in terms of buying patterns, and often causes quarter-over-quarter fluctuations in inventory and ordering patterns. We attempt to monitor inventory of Ranexa in the United States through inventory reporting from wholesalers and prescription reporting from third parties, among other factors. We also rely on third party data to assist us in monitoring estimated pharmacy and other non-wholesaler inventory levels and prescription trends. The information provided by third parties to quantify inventory levels and prescriptions trends is inherently uncertain and may not be accurate. Because the methodology behind the third party information is proprietary, we are unable to quantify why third party estimates of inventory and of prescription trends for Ranexa may be accurate or inaccurate quarter to quarter.

Under our arrangement with Menarini, pricing and reimbursement for the product in the Menarini territories are not our responsibility, and we have no control over these aspects of commercializing the product in the licensed territory. Prices for Ranexa in the territories licensed to Menarini will be based on local market economics and competition and are likely to differ from country to country. Ranexa sales in countries with relatively higher prices may be reduced if Ranexa is imported into those or other countries from lower price markets. Historically, there have been cases in which other pharmaceutical products were sold at steeply discounted prices in the developing world and then re-exported to European countries where they could be re-sold at much higher prices. If this happens with Ranexa, our royalties from sales under our agreement with Menarini would be likely to be adversely affected. In addition, any parallel trade of Ranexa, meaning purchases of Ranexa in countries where selling prices are relatively low for resale in countries in which selling prices are relatively high, may adversely impact sales and may cause sales of Ranexa to fluctuate from quarter to quarter, adversely impacting our royalties. Purchases of Ranexa in countries where the product’s selling prices are relatively low for resale in countries in which the product’s selling prices are relatively high may affect the inventory levels held by wholesalers and cause the relative sales levels in the various countries to fluctuate from quarter to quarter and become more difficult to forecast. Wholesalers may also attempt to arbitrage the pricing differential between countries by purchasing excessive quantities of Ranexa. These activities may result in inaccurate estimates of inventory levels and in fluctuating quarterly sales in certain countries that do not reflect the actual demand for Ranexa from customers. Such inaccurate estimates of inventory levels and quarterly fluctuations in sales may adversely impact our royalties under our agreement with Menarini.

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

As of December 31, 2008, we had cash, cash equivalents and marketable securities of $263.4 million, compared to $174.2 million at December 31, 2007. We currently expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercialization activities for at least 12 months. However, our estimates of future capital use are uncertain (in part because they are dependent on product revenue assumptions, as well as assumptions regarding royalties and license revenue and collaboration, milestone and other revenue assumptions), and changes in our commercialization plans or results, partnering activities, regulatory requirements and other developments may impact our revenues, increase our rate of spending or otherwise decrease the period of time our available resources will fund our operations. We currently expect total operating costs and expenses, not including cost of sales, to be approximately $255.0 million to $265.0 million for the full fiscal year 2009, compared to $217.2 million for the full fiscal year 2008.

We cannot be certain that we will generate and/or receive sufficient product, royalties and license, collaboration, milestone and other revenues in the near term to achieve profitability or to fully fund our operations, including our research, development and commercialization activities relating to our lead product Ranexa and our product candidates. Thus we may require substantial additional funding in the form of public or private equity offerings, debt financings, collaborative partnerships and/or licensing arrangements in order to continue our research, development and commercialization activities.

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

•

the amount of milestones, additional payments and royalty revenues that we are able to obtain over time in connection with Menarini’s development and commercialization of Ranexa in the licensed territory, as well as the timing and success of Menarini’s product launches and its level of promotional activity and degree of success in markets in the licensed territory (especially in Germany and the United Kingdom, where Menarini is launching Ranexa in the first quarter of 2009, and in other significant markets in the licensed territory);

•

the amount of royalty revenues that we are able to obtain over time from Astellas’s sales of Lexiscan® including Astellas’s level of promotional activity and degree of success in gaining market acceptance for Lexiscan®, and Astellas’s level of promotional activity and degree of success in convincing physicians to switch from its current pharmacologic stress agent for use in myocardial perfusion imaging studies, Adenoscan® (adenosine injection) or other agents to Lexiscan®;

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

In April 2006, we entered into a common stock purchase agreement with Azimuth which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8% of the daily volume weighted average price of our common stock, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement ends May 1, 2009, and in 2006 Azimuth purchased an aggregate of 2,744,118 shares for proceeds, net of issuance costs, of approximately $39.8 million under the purchase agreement. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 6,266,286 shares remaining for sale under the purchase agreement were sold at the $9.21 closing price of our common stock on December 31, 2008, the additional aggregate net proceeds, assuming the largest possible discount, that we could receive under the purchase agreement with Azimuth would be approximately $54.3 million.

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

If additional funds are raised by issuing equity or convertible debt securities, including sales of common stock to Azimuth under our equity line of credit, our existing stockholders will experience dilution.

The success of our company is largely dependent on the success of Ranexa in the United States and Menarini’s ability to commercialize the product in the licensed territory.

We launched Ranexa in the United States ourselves in March 2006 and recognized revenues from sales of Ranexa for the first time in the quarter ended June 30, 2006. Ranexa is currently our lead commercial product, and we expect that Ranexa will account for all of our direct product sales for at least the next several years, unless we obtain rights to other approved products.

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

If we fail to significantly increase our level of Ranexa sales in the United States over time, and/or if we fail to obtain significant milestone and additional payments and royalties from Menarini in connection with sales of Ranexa in its licensed territory over time, our ability to generate product revenues, our ability to raise additional capital and our ability to maintain our current levels of research, development and commercialization activities will all be materially impaired, and the price of our common stock will decline. As a result, the success of our company continues to be largely dependent on the success of Ranexa in the United States (where we sell the product ourselves) and in the territory where we licensed product rights to Menarini.

We believe that the product has potential in the general practitioner market in the United States now that the FDA has approved Ranexa as first-line therapy for patients suffering from chronic angina. However, we do not presently have the resources to market and promote in broad markets, and the revenues we expect to recognize for the foreseeable future from Ranexa may not be sufficient for us to reach broader markets on our own. As a result we may be dependent on being able to enter into one or more collaborative partnership and/or co-promotion arrangements in order to reach broader markets in the United States, and we may not be able to successfully enter into any such arrangement with third parties on terms that are favorable to us, if at all. In addition, under any such arrangement, our future revenues for Ranexa may depend heavily on the success of any such third party and we may have limited or no control over their resources and activities. Alternatively, to the extent that we expend resources to promote the product ourselves in broad markets in the United States, our operating expenses will increase, perhaps significantly.

We have only a small number of personnel outside the United States and do not have the resources to commercialize Ranexa in the European Union or other major potential markets on our own. In the European Union and other countries where we licensed the rights to the product to Menarini in September 2008, we are dependent on Menarini to reach these markets. Under this arrangement, our future revenues for Ranexa in the European Union and other countries licensed to Menarini will depend on Menarini’s success and we will have limited or no control over its resources and activities under this arrangement. The cost of goods for Ranexa (which includes a royalty we owe to Roche on sales of the product) may make it challenging or prohibitive for Menarini to profitably commercialize the product in one or more key countries, especially where national and/or regional price and reimbursement controls are prevalent (particularly in the European Union).

Ranexa may not achieve market acceptance or generate substantial revenues in the United States even with improved product labeling, and Ranexa may not achieve market acceptance or generate substantial revenues in the European Union or other parts of the territory licensed to Menarini. The marketing acceptance of Ranexa, as well as any of our other products or product candidates, depends on many factors that are not within our control.

Ranexa is currently our lead approved product. If Ranexa fails to achieve broader market acceptance than it has to date, even with the improved product labeling approved by the FDA for the United States, and/or if Ranexa as commercialized by Menarini is not widely launched or fails to achieve broad market acceptance in the European Union and other significant markets in the licensed territory, our product sales and our ability to maintain our current levels of research, development and commercialization activities, as well as our ability to become profitable in the future, will all be adversely affected. Many factors may affect the rate and level of market acceptance of Ranexa in the United States and/or in the European Union or other significant potential markets (as well as the market acceptance of any of our other products or product candidates, if approved), including, without limitation:

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

•

regulatory actions relating to the marketing authorization for Ranexa in the European Union (which is being transferred to Menarini), as well as regulatory actions relating to any other product applications or registrations submitted or held by Menarini in the licensed territory;

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

We believe that the approved product labeling for Ranexa has had and will continue to have a direct impact on marketing, promotional and sales programs and marketing acceptance for this product. For example, in the European Union, the product labeling approved by European regulatory authorities contains cautionary statements relating to various matters, including prolongation of the QT interval (which is a specific interval in an electrocardiogram measurement of the heart). In addition, what pricing and reimbursement levels will be achievable for Ranexa in the European Union, which has many country and regional pricing and reimbursement restrictions, as well as in other significant markets licensed to Menarini, and which Menarini is responsible for seeking, will be impacted by the approved product labeling as well as other factors.

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

•

Astellas—a July 2000 collaboration and license agreement to develop and commercialize second generation pharmacologic cardiac stress agents, including Lexiscan® which received FDA approval in April 2008; and

•

Menarini—a September 2008 license, development and supply agreement under which Menarini has the rights to commercialize Ranexa in the European Union (where Ranexa received marketing authorization in July 2008) and other countries covered by this agreement.

The successful commercialization of each of these programs depends very significantly on the efforts of these collaborative partners. For example, under our agreement with Menarini, we are responsible for supplying product to Menarini (through our contract manufacturers), and Menarini is solely responsible for, and has sole decision-making authority regarding, all aspects of the distribution, pricing, reimbursement, marketing, promotion and sales of the product in the licensed territory. Menarini is also responsible for pursuing regulatory and pricing approvals, and we have transferred the approved marketing authorization in the European Union to Menarini. The agreement provides mechanisms for us to collaborate and share with Menarini the costs of joint development programs for Ranexa in which Menarini elects to participate, and also provides for certain promotional and detailing commitments. In the first quarter of 2009, Menarini is launching Ranexa in the United Kingdom and Germany, with commercial launch in other countries in the European Union expected subject to Menarini’s receipt of acceptable pricing and reimbursement authorizations in those countries. Launch by Menarini of the product in any of the 41 other countries in the licensed territory outside of the European Union will not occur unless and until Menarini submits one or more regulatory approval applications for the product in such country(ies), obtains regulatory approval(s) to market the product, and receives acceptable pricing and reimbursement authorization(s) in those countries as required. While the agreement specifies certain minimum levels of commercial expenditure and effort for an initial period after launch of the product in certain major European countries, we cannot control, and may not even know, the level of investment Menarini makes or the degree of priority that Menarini places on Ranexa compared to its other products and programs, and Menarini has a large number of other product-related arrangements in place. Among other things, we will not be able to control Menarini’s activities or expenditures relating to commercialization of Ranexa, or the degree of motivation or success of Menarini in gaining market acceptance for the product and in convincing physicians to prescribe it.

In addition, under our agreement with Astellas, we have transferred the new drug application for Lexiscan® to Astellas, and Astellas launched commercial sales of the product in the United States in June 2008. Astellas is now solely responsible for, and has sole decision-making authority regarding, all aspects of the development, commercial manufacture, distribution, pricing, reimbursement, marketing, promotion and sales of Lexiscan® in North America. As a result, we cannot control, and will not know, the level of investment Astellas makes or the degree of priority that Astellas places on the Lexiscan® program compared to its other products and programs, including compared to its current product for use in myocardial perfusion imaging studies, Adenoscan® (adenosine injection), which is well established in the U.S. market, and we will not know if Astellas has any commitments to the licensor of that product to Astellas that might affect these factors. Among other things, we will not be able to control Astellas’s level of activity or expenditure relating to the manufacture (including inventory build-up) or commercialization of Lexiscan®, or the degree of motivation or success of Astellas in gaining market acceptance for Lexiscan® and in convincing physicians to switch from Astellas’s current pharmacologic stress agent Adenoscan® or other agents to Lexiscan®.

Similarly, Biogen Idec has sole responsibility for all worldwide development and commercialization of products from the Adentri® program, if any.

We cannot control the amount and timing of resources that any of our collaborative partners (including Menarini and Astellas) devote to our programs or products. Conflicting priorities, competing demands, other product opportunities or other factors that we cannot control and of which we may not be aware may cause any of our collaborative partners to deemphasize our programs or to pursue competing technologies or product candidates. For example, under our agreement with Astellas, Astellas is obligated to use commercially reasonable diligent efforts consistent with industry standards to carry out its responsibilities to manufacture, market, promote and sell Lexiscan® in the United States. The agreement does not obligate Astellas to satisfy any minimum detailing or commercialization expenditure requirements with respect to Lexiscan® . Our agreement with Menarini relating to Ranexa contains certain promotional and detailing commitments that are limited in scope and duration.

To the extent that we enter into additional co-promotion or other commercialization arrangements in the future, our revenues will depend upon the efforts of third parties over which we will have little control. These arrangements may also fail to provide significant protections or may fail to be effectively enforced if one of these partners fails to perform.

In addition, these arrangements are each complex, and disputes may arise between the parties, which could lead to litigation as well as delays in or termination of the development or commercialization of the products or product candidates involved. If Menarini fails to successfully and widely launch, market and sell Ranexa in its licensed territory (including the European Union), or if we (through our contract manufacturers) fail to adequately supply products to Menarini, we will receive minimal or even no revenues under the arrangement. If Astellas fails to successfully manufacture, market and sell Lexiscan® in North America, we will receive minimal or even no revenues under the arrangement. If Biogen Idec fails to successfully develop and commercialize any product from the Adentri® program, we will receive no revenues under the arrangement.

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

We may increase or decrease the size of our U.S. sales force in the future, or change territory alignments, depending on many factors, including the effectiveness of the sales force, marketing forecasts, product labeling, and the level of market acceptance of Ranexa, as well as any partnering or other arrangements we may enter into from time to time. Developing and implementing key marketing messages and programs, as well as deploying, retaining and managing a national sales force and additional personnel, is very expensive, complex and time-consuming. We do not know if our marketing strategies and programs will be effective. We also do not know if our sales force is sufficient in size, scope or effectiveness to compete successfully in the marketplace and gain acceptance for Ranexa. Among other factors, even with the improved product labeling approved by the FDA in November 2008, we may not be able to gain sufficient access to healthcare practitioners, which would have a negative effect on our ability to promote Ranexa and gain market acceptance and product revenues. Even if we gain access to healthcare practitioners, and even with the improved product labeling approved by the FDA in November 2008, we may not be able to change prescribing patterns in favor of Ranexa.

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

Unlike other treatments for angina currently being used, Ranexa causes small but statistically significant increases in the QT interval, which is a specific interval in an electrocardiogram measurement of the heart. As a general matter, prolongation of the QT interval can lead to a fatal arrhythmia known as torsades de pointes. This fatal arrhythmia occurs in the general population of patients with cardiovascular disease at a low rate of incidence (although the precise rate may be difficult to establish), and can be triggered by a wide variety of factors including drugs, genetic predisposition and medical conditions that are not uncommon among patients with cardiovascular disease. Thus it is likely that some patients receiving Ranexa may be predisposed to the occurrence of torsades de pointes or other fatal arrhythmias. Also, it is inevitable that some patients receiving Ranexa will die suddenly, that in some or even many of these cases there will not be sufficient information available to rule out Ranexa as a contributing factor or cause of mortality, and that required safety reporting from physicians or from us to regulatory authorities may link Ranexa to death or other serious adverse effects. As a result, regulatory authorities, healthcare practitioners and/or patients may perceive or conclude that the use of Ranexa is associated with death or other serious adverse effects, any of which could mean that our ability to commercialize Ranexa in the United States, and/or Menarini’s ability to commercialize Ranexa in the licensed territory, could be seriously impaired or stopped altogether, and we may become subject to potentially significant product liability litigation and other claims against us. This would harm our business, increase our cash requirements and result in continued operating losses and a substantial decline in our stock price.

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

There are numerous marketed generic and/or branded pharmacologic stress agents, including one branded product that is well established in the U.S. market and is sold by Astellas, the same company that has licensed Lexiscan® from us. In addition, at least two potential A2A-adenosine receptor agonist compounds may be under development that could compete with Lexiscan®. We cannot guarantee that Astellas will be able to compete successfully in the market.

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

In the United States, we have set the wholesale acquisition cost of Ranexa at a higher price than the cost of any of the generic drugs commonly used to treat angina in the United States. Our pricing for Ranexa may result in less favorable reimbursement and formulary positioning for the product with third-party payers and under government programs including Medicare, and may result in more or higher barriers to patient access to the product such as higher co-payments and/or prior authorization requirements. Even if we obtain favorable reimbursement or formulary positioning for Ranexa, we may not be able to maintain this positioning if the product does not meet utilization expectations. If we fail to obtain or maintain favorable reimbursement or formulary positioning for Ranexa, health care providers may limit how much or under what circumstances they will prescribe or administer the product, and patients may resist having to pay out-of-pocket for it. We are offering discounts or rebates to some customers to attempt to contract for favorable formulary status, which will lower the amount of product revenues we receive. We anticipate that the portion of our Ranexa business subject to rebates, and the level of these rebates, may increase over time, which would lower the net revenues we receive over time on every unit of product sold.

In addition, our product revenues are affected by our pricing for the approved dosage strengths for Ranexa and by the dosages most commonly prescribed by physicians. To date, the lower dosage form of Ranexa is the most commonly prescribed dosage, which can impact product revenues, depending on the relative pricing of the approved dosage forms, and can also impact the degree to which we obtain favorable formulary positioning by third-party payers. These competing factors will affect the market acceptance of Ranexa in the United States as well as the amount of product revenues we will receive for the product.

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

We do not operate, and have no current plans to develop, any manufacturing or distribution facilities, and we currently lack the resources and capability to manufacture or distribute any of our products ourselves on a commercial scale or to manufacture clinical supplies of product candidates. As a result, we are dependent on corporate partners, licensees, contract manufacturers and other third parties for the manufacturing and distribution of clinical and commercial scale quantities of all of our products and product candidates. In the case of our lead product, Ranexa, we are dependent on contract manufacturers and other third parties for the manufacturing and distribution of clinical and commercial scale quantities of Ranexa for our market (in the United States), and unless Menarini exercises certain options to supply the product through other arrangements, we will rely on the same supply chain to satisfy our contractual obligation to supply Menarini for its licensed territory (which includes the European Union). If we fail to adequately supply Menarini and do not cure such breach, under our agreement with Menarini, Menarini has the right to terminate the agreement and may retain license rights to the product at a significantly lower royalty rate.

We currently rely on a single supplier at most steps in the production cycle for Ranexa, and a single party for distribution of Ranexa to wholesalers. In addition, under our agreement with Astellas relating to Lexiscan®, Astellas is solely responsible for the commercial manufacture and supply of the product in the licensed territory (which includes the United States) and Astellas in turn is dependent on third parties for the manufacture of the active pharmaceutical ingredient and the drug product, including a single supplier for the active pharmaceutical ingredient. Presently our ability to commercialize Ranexa in the United States, Menarini’s ability to commercialize Ranexa in the licensed territory, and Astellas’s ability to commercialize Lexiscan®, are each entirely dependent on these arrangements, and would be affected by any delays or difficulties in performance on the part of the parties involved.

Contract modifications or exercise of termination or other rights could also impact commercialization. For example, in the case of our Ranexa supply chain, because we rely on a single manufacturer at most steps in the production cycle for the product for both its currently approved markets (the United States and the European Union), failure of any manufacturers to supply product on a timely basis or at all, or to manufacture our product in compliance with product specifications or applicable quality or regulatory requirements, or to manufacture product or samples in volumes sufficient to meet market demand in these markets, would adversely affect our ability to commercialize Ranexa in the United States and Menarini’s ability to commercialize Ranexa in the licensed territory, could result in inventory write-offs, and could negatively affect product revenues and our operating results. We are in the process of validating a new primary supplier at a key step in the manufacturing process of Ranexa, and failure to successfully complete the validation and registration process could interrupt the supply of Ranexa. Because daily dosing of Ranexa involves a relatively large amount of the active pharmaceutical ingredient per tablet, substantial volumes of manufactured materials are required to meet even limited product demand, and there are relatively few manufacturers worldwide that have the equipment, facilities and available capacity to qualify and produce the potential amounts of materials required. If we cannot maintain at least one qualified supplier with adequate facilities and resources at each step in the Ranexa supply chain, or if there is a substantial increase in product demand in any market(s) beyond what the supply chain capacities can accommodate, we could be unable to manufacture sufficient supplies of Ranexa, which would adversely affect our ability to commercialize Ranexa in the United States and Menarini’s ability to commercialize Ranexa in the licensed territory and would harm our business.

In addition, the Ranexa manufacturing process, like many pharmaceuticals, is a time-consuming process with long lead times. We (and Menarini for its licensed territory, which includes the European Union) must estimate future product demand in order to decide upon the quantity of the active pharmaceutical ingredient, tablets and final packaged product to order from our supply chain manufacturers. Our demand forecasts are based on market forecasts which are inherently highly uncertain. To the extent we and/or Menarini overestimate future product demand, that would waste our relatively limited resources on building excess inventory. If we and/or Menarini underestimate future product demand, we may not have sufficient supplies to meet demand and/or supply any collaborative partners (including Menarini) for the product, which would result in lost sales and would harm our business.

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

Similarly, as a routine part of the evaluation of any product candidate, clinical studies are generally conducted to assess the potential for drug-drug interactions that could impact potential product safety. While we believe that the interactions between Ranexa and other drugs have been well characterized as part of our clinical development program, these data are subject to regulatory interpretation, and an unfavorable interpretation by regulatory authorities could delay, limit or prevent additional regulatory approvals of Ranexa. In connection with approval of Ranexa by European regulatory authorities, those authorities have required us to conduct a drug-drug interaction study relating to Ranexa and metroprolol.

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

We may file applications for regulatory approval of our products and product candidates in various foreign jurisdictions from time to time. For example, we currently plan to submit a marketing approval application for regadenoson to European regulatory authorities in 2009. There are potentially important substantive differences in reviews of approval applications in the United States and foreign jurisdictions such as Europe. For example, preclinical and/or clinical trials and data that are accepted by the FDA in support of a new drug application may not be accepted by foreign regulatory authorities, and trials and data acceptable to foreign regulatory authorities in support of a product approval may not be accepted by the FDA. The same clinical program (including Phase 3 studies) for regadenoson which served as the basis for approval of the product in the United States will be included in the marketing approval application we plan to submit to European regulatory authorities. The two Phase 3 studies in the clinical program, which have an identical study design, used a complex non-inferiority comparison between regadenoson and Adenoscan® based on multiple readings of reperfusion imaging scans. Approval of the product in the United States is no guarantee that any other regulatory authorities will also approve it.

The successful development of drug products is highly uncertain and requires significant expenditures and time. Any delay in the development of any of our product candidates will harm our business.

Successful development of drug products is highly uncertain. Product candidates that appear potentially promising in research or development may be delayed or fail to reach later stages of development or the market for many reasons, including, without limitation:

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

Some of our costs and expenses are denominated in foreign currencies. Most of our foreign expenses are associated with our clinical studies or the operations of our United Kingdom-based wholly owned subsidiary. Additionally, as a result of our collaboration partnership with Menarini relating to Ranexa that covers 68 countries, including the 27 member states of the European Union, the amount of royalty revenue we receive will be impacted by fluctuations in euros as payments due on net sales by Menarini and its affiliates and sublicensees will be calculated in euros, and converted into U.S. dollars using the exchange rate on the last business day of the quarter for which the royalty payment is to be made. We are primarily exposed to changes in exchange rates with Europe and Canada. When the U.S. dollar weakens against these currencies, the U.S. dollar value of the foreign-currency denominated expense increases, and when the U.S. dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated expense decreases. Consequently, changes in exchange rates, may affect our results of operations. Any sales of ranolazine in the European Union would be denominated in foreign currencies as well, and would increase our exposure to these risks. We currently do not hedge against our foreign currency risks.

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

Product/Product Candidate	United States Primary Compound Patent Expiration
Ranexa	2003	*
Regadenoson (Lexiscan® in the United States)	2019

*	Because ranolazine is a new chemical entity, under applicable U.S. laws we have received marketing exclusivity for the ranolazine compound as a new chemical entity until January 2011. In addition, the U.S. compound patent relating to Ranexa was granted several one-year interim patent term extensions under the Hatch-Waxman Act as well as final patent term extension under the Hatch-Waxman Act, thereby extending the patent protection to May 2008 for the approved product (which is the Ranexa extended-release tablet) for the use in chronic angina approved by the FDA. However, this extended patent term protection in the United States has now expired, and in the United States and elsewhere throughout the world there is no further patent protection under the original compound patent. In the European Union (where Ranexa has also been approved by regulatory authorities and where we licensed product rights to Menarini), under applicable laws the product is entitled to ten years of exclusivity (or eleven years, in certain circumstances) after the July 2008 approval. Also, the U.S. and foreign patent and trademark office has issued patents claiming various sustained release formulations of ranolazine and methods of using sustained release formulations of ranolazine, including the formulation tested in our Phase 3 trials for Ranexa, for the treatment of chronic angina. In the United States and the European Union, these patents expire in 2019 (although we may seek limited patent term extension on a country-by-country basis in Europe until 2023 through the filing of supplementary patent certificates). In the United States, after January 2011 the statutory five year new chemical entity exclusivity will no longer be available for ranolazine and we will be entirely reliant on our owned or licensed patents in the United States claiming uses and formulations of Ranexa, especially the formulation and method of use patents described above, to continue to protect our substantial investments in Ranexa’s development and commercialization in that market. An application seeking approval for a generic version of ranolazine could be submitted to the FDA as early as January 2010, which could result in patent litigation. In the European Union, we (and our collaborative partner Menarini, who has licensed rights to the product in the European Union and other countries) will be reliant on formulation and use patents in those countries after the expiration of the applicable data exclusivity period, which could occur in 2018. Any patent infringement litigation relating to ranolazine would be expensive, time-consuming and risky to pursue. It is possible that one or more competitors could develop competing products that do not infringe our owned or licensed patent claims relating to ranolazine, or could succeed in invalidating or rendering unenforceable all or any of these patent claims. One or more of these patents could be lost through a reissue or reexamination submission or through litigation or other proceeding wherein issues of validity and/or enforceability such as inequitable conduct, inventorship, ownership, prior art, and/or enablement can be raised. One or more of these patents could also be lost as a result of interference or opposition proceedings. Any intellectual property-related claims against us relating to any of these patents, with or without merit, as well as any claims initiated by us against third parties, if any, would be time-consuming, expensive and risky to defend or prosecute, and could negatively affect our ability (as well as that of our collaborative partner Menarini) to commercialize Ranexa, the product revenues we receive and our operating results. In general, if we assert a patent against an alleged infringer and the alleged infringer is successful in invalidating one, more or all of the patents, or in having one, more or all of the patents declared unenforceable, the protection afforded by the patent(s) would be diminished or lost. Furthermore, we do not have any issued patent claims covering any intravenous formulation of ranolazine on a stand-alone basis, or any issued patent claims covering Ranexa for use in diabetes or diabetes-related conditions, and we may not be able to obtain any issued patent claims based on data and results from the MERLIN TIMI-36 study or other results.

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

Because Ranexa is our lead product, the uncertainty created by any patent litigation involving this product could have a negative impact on our stock price for a considerable period of time (while any such time-consuming litigation was pursued), which could make additional financing difficult to obtain. In addition, in 2007, Astellas, our collaborative partner for Lexiscan® in North America, announced a settlement of certain patent infringement lawsuits, under the terms of which a third party generic pharmaceutical manufacturer will be able to launch its generic version of Adenoscan® pursuant to a license in September 2012, or earlier under certain conditions (which have not been disclosed publicly). These developments could negatively impact the marketing of Lexiscan® and the revenues we receive under this arrangement, including if a generic version of Adenoscan® (adenosine injection) enters the market before September 2012.

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

Our development and commercialization efforts in the United States, and those of our collaborative partners under agreements that include the United States (such as Astellas in the case of Lexiscan® and Biogen Idec in the case of Adentri® ) are subject to various federal and state laws pertaining to pharmaceutical development, promotion and healthcare fraud and abuse, including the Food, Drug and Cosmetic Act, the Prescription Drug Marketing Act, and federal and state anti-kickback, fraud, false claims and privacy laws, regulations and other applicable principles. For example, in connection with our sales of Ranexa in the United States, we are required to prepare and report product pricing-related information to federal and state governmental authorities, such as the Department of Veterans Affairs and under the Medicaid program. The calculations used to generate the pricing-related information are complex and require the exercise of judgment. If we fail to accurately and timely report product pricing-related information or to comply with any of these or any other laws or regulations, various negative consequences could result, including criminal and/or civil prosecution, substantial criminal and/or civil penalties, exclusion of the approved product from coverage under governmental healthcare programs (including Medicare and Medicaid), costly litigation and restatement of our financial statements. Our collaborative partners in the United States, such as Astellas, are also subject to these requirements and any failure to comply on their part could result in similar consequences and curtail or eliminate the revenues we receive on their sales of Lexiscan® in the United States.

We and our collaborative partners (including Menarini in the case of Ranexa®, Astellas in the case of Lexiscan® and Biogen Idec in the case of Adentri®) are also subject to a large number of foreign laws and regulations relating to the development and commercialization of drug products, as well as export and import provisions. These requirements vary widely in different countries, and failure to comply would delay or prevent the successful commercialization of our products by us or our collaborative partners. Our efforts, and those of our collaborative partners, to comply with the many applicable U.S. and foreign laws, regulations and other principles are, and will continue to be, time-consuming and expensive.

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

Our activities and those of our collaborative partners could be subject to challenge for many reasons, including the broad scope and complexity of these laws and regulations, the difficulties in interpreting and applying these legal requirements, and the high degree of prosecutorial and other governmental resources and attention being devoted to health care compliance. In the United States alone, numerous biopharmaceutical companies have paid multi-million dollar fines and entered into burdensome settlement agreements for alleged violation of these requirements, and other companies are under active investigation. Although we have developed and implemented corporate and field compliance programs as part of our commercialization of Ranexa, we cannot assure you that we or our employees, directors, agents or collaborative partners were, are or will be in compliance with all laws and regulations or that we or they will not come under investigation, allegation or sanction.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include in annual reports on Form 10-K an assessment by management of the effectiveness of internal control over financial reporting. This requirement applies to each of our annual report filings on Form 10-K. If we are not successful in maintaining adequate internal control over financial reporting, or if our service providers fail to maintain adequate internal controls on which we rely to prepare our financial statements, our management may determine that our internal control over financial reporting is not effective. In addition, if our independent auditors are not satisfied with the effectiveness of our internal control over financial reporting, including the level at which these controls are documented, designed, operated or monitored, then they may issue an adverse opinion or a disclaimer of opinion. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price, increase the volatility of our stock price and adversely affect our ability to raise additional funding.

The market price of our stock has been and may continue to be highly volatile, and the value of an investment in our common stock may decline.

Within the last 12 months ended January 31, 2009, our common stock has traded between $5.41 and $16.68 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. Announcements and other events may have a significant impact on the market price of our common stock. For example, the release of new, improved U.S. labeling relating to our lead product, Ranexa, and perceptions regarding the product labeling or regarding our ability to successfully commercialize the product over time could have a significant negative impact on the market price for our common stock. In addition, we may have no control over information announced by third parties, such as our corporate partners or our competitors, which may impact our stock price.

Other announcements and events that can impact the market price of the shares of our common stock include, without limitation:

•	results of our clinical trials and preclinical studies, or those of our corporate partners or our competitors;

•	regulatory actions with respect to our products or our competitors’ products;

•	our operating results;

•	our product sales and product revenues, including prescribing patterns and trends for Ranexa;

•	achievement of other research or development milestones, such as completion of enrollment of a clinical trial or making a regulatory filing;

•	adverse developments regarding the safety and efficacy of our products, our product candidates, or third-party products that are similar to our products or our product candidates;

•	developments in our relationships with corporate partners;

•	developments affecting our corporate partners;

•	government regulations, reimbursement changes and governmental investigations or audits related to us or to our products;

•	changes in regulatory policy or interpretation;

•	developments related to our patents or other proprietary rights or those of our competitors;

•	changes in the ratings of our securities by securities analysts;

•	operating results or other developments that do not meet the expectations of public market analysts and investors;

•	purchases or sales of our securities by investors who seek to exploit the volatility of our common stock price;

•	changes in interest rates, changes in credit ratings and the liquidity of our interest-bearing investments, and the effects that such changes may have on the value of those investments;

•	fluctuations in foreign currency exchange rates;

•	rumors or inaccurate information;

•	market conditions for biopharmaceutical or biotechnology stocks in general; and

•	general economic and market conditions, such as the current economic recession.

In addition, if we fail to reach an important research, development or commercialization milestone or result by a publicly expected deadline, even if by only a small margin, there could be a significant negative impact on the market price of our common stock. In addition, as we approach the announcement of important news, we expect the price of our common stock to be particularly volatile.

The stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging biotechnology and biopharmaceutical companies, and which have often been unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock. In the third and fourth quarters of 2008 and into 2009, broad distress in the financial markets and the economy have resulted in greatly increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have recently contributed to substantial market volatility, and if such market conditions continue, the price of our common stock may fluctuate or decline. In addition, sales of substantial amounts of our common stock in the public market could lower the market price of our common stock.

Our indebtedness and debt service obligations may adversely affect our financial position.

As of December 31, 2008, we had approximately $292.2 million in long-term convertible debt and aggregate annual debt service obligations on this debt of approximately $8.5 million. Holders of our 2.0% senior subordinated convertible debentures due 2023 may require us to repurchase all or a portion of their debentures on May 16, 2010, May 16, 2013, and May 16, 2018, or in the event of a change of control of our company. In addition, holders of our 2.75% senior subordinated convertible notes due 2012 and our 3.25% senior subordinated convertible notes due 2013 may require us to repurchase all or a portion of their notes in the event of a change of control of our company or if our common stock ceases trading on a national securities exchange. In these circumstances, we may elect to repurchase and/or exchange debentures or notes in cash, or in whole or in part in common stock. In the event we repurchase and/or exchange debentures or notes in cash, such payment could have a material adverse effect on our cash position. In the event we repurchase and/or exchange debentures with stock, our existing common stockholders will experience immediate dilution. Also, at maturity, all three of the debentures and the notes must be repaid in full with cash unless the holders of the debentures or notes elect to conversion into stock. These payments at maturity would have a material adverse effect on our cash position.

If we issue other debt securities in the future, our debt service obligations and interest expense will increase. We intend to fulfill our debt service obligations from our existing cash and investments. In the future, if we are unable to generate cash or raise additional cash through financings sufficient to meet these obligations and need to use existing cash or liquidate investments in order to fund these obligations, we may have to delay or curtail research, development and commercialization programs. In addition, our failure to comply with the covenants and conditions in the indentures covering our convertible debt, such as our failure to make timely interest payments or our failure to timely file periodic reports required under the Exchange Act, could trigger a default under our convertible debt. Any default could result in the acceleration of the payment of all of our outstanding debt, which would have a material adverse effect on our cash position and on our ability to maintain operations at our current levels or at all.

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

In February 1999, the board declared a dividend of one preferred share purchase right for each outstanding share of our common stock. The rights are governed by our stockholder rights plan, which provides, among other things, that in the event a person acquires 15% or more of our outstanding common stock, the holders of rights (other than the acquiring person) may acquire our common stock at a discount. The effect is to discourage acquisitions of 15% or more of our common stock without negotiation with our board of directors.

In December 2005, the board approved an employment agreement, which was amended and restated in December 2007, with our Chairman and Chief Executive Officer that contains severance and change-of-control provisions. These various severance-related arrangements may delay or prevent a change in our current management team and may render more difficult an unsolicited merger or tender offer.

In addition, the following provisions of our amended and restated certificate of incorporation, as amended, and our by-laws, as amended and restated, may have the effects of delaying or preventing a change in our current management and making the acquisition of our company by a third party more difficult:

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

•

advance written notice and disclosure is required for a stockholder to nominate a person for election to the board of directors and for a stockholder to present a proposal at any stockholder meeting; and

•

directors may be removed only for cause by a vote of a majority of the stockholders or without cause by a vote of 66 2/3% of the stockholders and vacancies on the board of directors may only be filled by a majority of the directors in office.

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

Our existing convertible debt is convertible, at the option of the holder, into shares of our common stock at varying conversion prices, subject to the satisfaction of certain conditions. We have reserved shares of our authorized common stock for issuance upon conversion of our existing convertible notes and convertible debentures. If any or all of our existing notes and debentures are converted into shares of our common stock, our existing stockholders will experience immediate dilution and our common stock price may be subject to downward pressure. In addition, holders of our 2.0% senior subordinated convertible debentures due 2023 may require us to repurchase all or a portion of their debentures on May 16, 2010, May 16, 2013, and May 16, 2018, or in the event of a change of control of our company, and holders of our 2.75% senior subordinated convertible notes due 2012 and our 3.25% senior subordinated convertible notes due 2013 may require us to repurchase all or a portion of their notes in the event of a change of control of our company or if our common stock ceases trading on a national securities exchange. We may elect to repurchase and/or exchange debentures or notes in cash, or in whole or in part in common stock. In the event we repurchase and/or exchange debentures or notes in common stock, our existing stockholders will experience immediate dilution to the extent of the number of shares we deliver as the payment price for such repurchase and/or exchange.

If any or all of our notes and debentures are not converted into shares of our common stock before their respective maturity dates, on maturity we will have to pay the holders of such notes or debentures the full aggregate principal amount of the notes or debentures, as applicable, then outstanding. At maturity, all three of the debentures and the notes outstanding must be repaid in full with cash unless the holders of the debentures or notes elect to conversion into stock. Any such payments would have a material adverse effect on our cash position. Alternatively, from time to time we may modify the terms of the notes and/or the debentures prior to their maturity in ways that could be dilutive to our stockholders, assuming we can negotiate such modified terms. In addition, the existence of these notes and debentures may encourage short selling of our common stock by market participants.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease three buildings used as laboratory and office space in Palo Alto, California. The first building has approximately 61,000 square feet of space and the second has approximately 48,000 additional square feet of space. The lease term for both buildings runs through April 2016 with an option to renew for nine years. Our third building, leased in late 2000, has approximately 73,000 square feet of space and a lease term that runs through April 2012 with no renewal option. This agreement is secured by a $6.0 million irrevocable letter of credit. In August 2007, we entered into a sublease agreement with a third party to sublease a portion of one of our Palo Alto buildings and terminated the sublease in February 2009. Our European subsidiary leases approximately 4,000 square feet of office space in Stevenage, Hertfordshire in the United Kingdom. That lease expires in February 2013. We believe that these facilities will be adequate to meet our needs through 2009.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which we or our subsidiary are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the business. Management believes that the final outcome of such matters will not have a material adverse effect on our consolidated financial position and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “CVTX”.

The following table sets forth, for the periods indicated, the intraday high and low price per share of the common stock on the Nasdaq Global Market.

	High	Low
Year Ended December 31, 2008
First Quarter	$9.75	$5.41
Second Quarter	$9.64	$7.13
Third Quarter	$12.05	$7.61
Fourth Quarter	$11.10	$7.06

Year Ended December 31, 2007
First Quarter	$14.67	$6.43
Second Quarter	$13.74	$7.49
Third Quarter	$13.68	$7.99
Fourth Quarter	$11.00	$8.48

On February 20, 2009, the closing price for our common stock was $15.52 per share. As of February 20, 2009, we had approximately 64 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not currently anticipate paying any cash dividends in the foreseeable future.

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

We did not repurchase any of our equity securities during the fourth quarter of the year ended December 31, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information with respect to our compensation plans under which equity securities are authorized for issuance.

Performance Measurement Comparison*

The following graph and table show the cumulative total stockholder return of an investment of $100 in cash from the close of the market on December 31, 2003 through December 31, 2008 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends, although dividends have not been declared on our common stock. In prior years, we have used the Nasdaq Stock Market (U.S.) Index as one of our comparator graphs. The Nasdaq Stock Market (U.S.) Index was discontinued in 2006. As a result, we replaced the Nasdaq Stock Market (U.S.) Index with the Nasdaq Composite Index as one of our comparator graphs.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among CV Therapeutics, Inc., The NASDAQ Composite Index

And The NASDAQ Biotechnology Index

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.

Fiscal year ending December 31.

	12/03	12/04	12/05	12/06	12/07	12/08
CV Therapeutics, Inc.	100.00	156.25	168.00	94.84	61.48	62.57
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Biotechnology	100.00	112.17	130.53	130.05	132.24	122.10

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

*	This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	Selected Financial Data

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

	Year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data
Revenues:
Product sales, net	$109,264	$66,651 *	$18,423	$–	$–
Royalties and license	18,760	–	–	–	–
Collaboration, milestone and other	26,451	16,172	18,362	18,951	20,428

Total revenues	154,475	82,823	36,785	18,951	20,428

Costs and expenses:
Cost of sales	19,329	9,689	2,752	–	–
Research and development	75,148	94,742	135,254	128,452	124,346
Selling, general and administrative	142,073	152,496	177,264	114,543	42,990
Restructuring charges	(7)	6,763	–	–	–

Total costs and expenses	236,543	263,690	315,270	242,995	167,336

Loss from operations	(82,068)**	(180,867)	(278,485)	(224,044)	(146,908)
Other income (expense), net
Interest and other income, net	3,640	12,533	16,832	9,092	5,398
Interest expense	(12,955)	(12,672)	(12,667)	(13,043)	(13,573)

Total other income (expense), net	(9,315)	(139)	4,165	(3,951)	(8,175)

Loss before income tax provision	(91,383)	(181,006)	(274,320)	(227,995)	(155,083)
Income tax provision	7,138	–	–	–	–

Net loss	$(98,521)	$(181,006)	$(274,320)	$(227,995)	$(155,083)

Basic and diluted net loss per share	$(1.61)	$(3.05)	$(5.49)	$(5.66)	$(4.90)

Shares used in computing basic and diluted net loss per share	61,132	59,335	49,983	40,268	31,671

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable securities	$263,360	$174,245	$325,226	$460,183	$404,503
Working capital	246,036	176,887	303,248	423,539	381,205
Total assets	363,973	258,836	421,456	532,561	460,085
Long-term debt	292,230	399,500	399,500	399,500	329,680
Accumulated deficit	(1,366,401)	(1,267,880)	(1,086,874)	(812,554)	(584,559)
Total stockholders’ equity (deficit)	(222,164)	(185,398)	(45,798)	60,990	79,402

*	Amount includes $1.1 million adjustment related to reduction in estimate of future product returns.
**	Amount includes $1.2 million adjustment related to change in forfeiture estimate.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company

CV Therapeutics, Inc., headquartered in Palo Alto, California, is a biopharmaceutical company primarily focused on the discovery, development and commercialization of new small molecule drugs for the treatment of cardiovascular diseases. We apply advances in molecular biology and genetics to identify mechanisms of cardiovascular diseases and targets for drug discovery.

Major Developments in 2008

In 2008, our total revenues were $154.5 million, an increase of 87% from $82.8 million in 2007.

Significant milestones during the year ended December 31, 2008 were as follows:

•

Net product sales of Ranexa for the year ended December 31, 2008 were $109.3 million which represented an increase of 64% compared to $66.7 million of net product sales revenue recorded for the year ended December 31, 2007.

•

In April 2008, we received Food and Drug Administration, or FDA, approval of Lexiscan® (regadenoson) injection for use as a pharmacologic agent in myocardial perfusion imaging studies in patients unable to undergo adequate exercise stress. Under the terms of our collaborative agreement with Astellas Pharma US, LLC (formerly Fujisawa Healthcare, Inc.), or Astellas, the product is marketed by Astellas and was launched in June 2008 in the United States.

•

In April 2008, we entered an agreement with an affiliate of TPG-Axon Capital, or TPG-Axon, under which TPG-Axon purchased 50% of our royalty rights on North American sales of Lexiscan®. Upon closing of this transaction in April 2008, we received $175.0 million from TPG-Axon and in June 2008, we received an additional milestone payment of $10.0 million in connection with the launch of Lexiscan® in the United States. We retain rights to the other 50% of royalty revenue from North American sales of Lexiscan®. In addition, we may also receive royalties on another Astellas product under the terms of our collaborative agreement with Astellas, and we have retained all of the rights to such potential royalties.

•	In July 2008, we received marketing authorization from the European Medicines Agency, or EMEA for ranolazine in all 27 European Union member states.

•

In September 2008 we entered into an agreement granting exclusive rights to Ranexa in the European Union and other specified territories to Menarini International Operations Luxembourg SA, or Menarini. The licensed territory encompasses 68 countries, including the 27 member states of the European Union, Russia and the other member states of the Commonwealth of Independent States, and select countries in Central and South America. Under the agreement, in the licensed territory, Menarini is responsible for commercialization and for pursuing regulatory and pricing approvals where necessary, and we have agreed to transfer the approved marketing authorization in the European Union to Menarini. The agreement provides mechanisms for us to collaborate and share with Menarini the costs of joint development programs for Ranexa in which Menarini elects to participate. In exchange for license rights to the product and in recognition of the research and development, or R&D, investments made by us in Ranexa, we received an upfront payment of $70.0 million. In addition, Menarini will potentially make additional payments and investments for commercial and development milestones and promotional and detailing commitments. The commercial milestones are primarily linked to product sales levels and the development milestones are linked to approval of Ranexa in Europe for certain additional indications if they are jointly developed. We are entitled to receive royalties on sales of Ranexa in the territories covered by the agreement. Menarini is launching Ranexa in Germany and the United Kingdom in the first quarter of 2009, with commercial launch in other countries in the European Union expected subject to Menarini’s receipt of acceptable pricing and reimbursement authorizations for the product in those countries.

•

In September 2008, we received a $3.0 million milestone payment and a $2.5 million equity investment from Biogen, Inc. (predecessor-in-interest to Biogen Idec, Inc.), or Biogen Idec, and its subsidiary, Biotech Manufacturing Limited, or BML, based on a collaboration agreement we entered into with Biogen Idec and BML in March 1997. The agreement granted Biogen Idec and BML exclusive worldwide rights to develop and commercialize Adentri®. These milestones were triggered by Biogen’s commencement of the first Phase 3 study of the product candidate.

•

In November 2008, the FDA approved new product labeling that includes a new, first line indication for Ranexa for the treatment of chronic angina and significant reductions in cautionary wording. The new labeling also provides information showing that Ranexa reduced arrhythmias in patients with coronary artery disease (including ventricular arrhythmias, new onset atrial fibrillation and bradycardia). In addition, the new labeling states that Ranexa reduces hemoglobin A1c or HbA1c, in patients with diabetes.

Subsequent events

On January 27, 2009, Astellas Pharma, Inc. announced that it had submitted an unsolicited proposal to our board of directors to acquire all of our outstanding common stock for $16.00 per share in cash, subject to due diligence, Astellas Pharma, Inc. board approval and other conditions. This proposal was previously submitted to our board of directors in a letter dated November 13, 2008. After careful deliberation, with the assistance of its financial and legal advisors, our board of directors had, on November 21, 2008, concluded that the Astellas Pharma, Inc. proposal was not in the best interests of our company and stockholders. Because Astellas Pharma, Inc., by its recent announcement, sought to revive its previously rejected proposal, our board of directors again reviewed developments in the context of our strategic plans and the long-term interests of our stockholders. On February 20, 2009, we publicly disseminated a press release announcing that our board of directors again reviewed and rejected the previously announced unsolicited proposal from Astellas Pharma, Inc. to acquire the Company at a price of $16.00 per share. After consideration of the Astellas Pharma, Inc. proposal with its independent financial and legal advisors, the Company’s board of directors concluded that the proposal significantly undervalues the Company and is not in the best interests of the Company and its stockholders, and rejected the proposal.

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

Approved Products

Ranexa was originally approved in the United States in January 2006 for the treatment of chronic angina in patients who have not achieved an adequate response with other antianginal drugs. In November 2008, the FDA approved new product labeling that includes a new, first line indication for Ranexa for the treatment of chronic angina, additional new promotable claims and significant reductions in cautionary wording. We launched Ranexa 500 mg tablets in the United States in March 2006, and Ranexa 1000 mg tablets in the United States in August 2007. In July 2008, we received marketing authorization from the EMEA for ranolazine in all 27 European Union member states. In September 2008, we entered into an agreement granting exclusive rights to commercialize Ranexa in the European Union and other specified territories to Menarini, and to pursue regulatory and pricing approval in such territories where necessary.

In addition to Ranexa, we also receive product royalties on the sale of Lexiscan®. In April 2008, we received FDA approval of Lexiscan® for use as a pharmacologic stress agent in myocardial perfusion imaging studies in patients unable to undergo adequate exercise stress. As a result of reaching this milestone, in April 2008 we received a $12.0 million milestone payment from Astellas. The product was launched in June 2008 in the United States and is marketed by Astellas. We received a milestone payment of $10.0 million from TPG-Axon in connection with the launch of Lexiscan® within the United States in June 2008. We recorded royalty revenue of $4.7 million for Lexiscan® sales in the year ended December 31, 2008.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

Product sales are recognized as revenue when persuasive evidence of an arrangement exists, delivery to our customers, who are wholesale distributors, has occurred, title has transferred to the wholesale distributors, the price is fixed or determinable and collectibility is reasonably assured, in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin 104, or SAB 104, Revenue Recognition. For arrangements where the revenue recognition criteria are not met, we defer the recognition of revenue until such time that all criteria under the provision are met.

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

Revenue under our license and collaboration arrangements is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front collaboration payments, periodic milestone payments and reimbursements for research activities. For multiple element arrangements, we follow the guidance of Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables. For these arrangements, we generally are not able to identify evidence of fair value for the undelivered elements and we therefore recognize any consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the performance period. Up-front or milestone collaboration payments under agreements which include future performance requirements are recorded as deferred revenue and are amortized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate performance period based on research progress attained and certain events, such as changes in the regulatory and competitive environment. Revenues related to substantive, at-risk collaboration or license milestones are recognized upon achievement of the event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed. Cost-sharing payments received from collaborative partners for a proportionate share of our and our partner’s combined R&D expenditures pursuant to the underlying agreement are presented in the consolidated statements of operations as collaboration, milestone and other revenue.

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

We believe our estimates related to chargebacks, cash discounts and distributor discounts do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time. We believe that product return allowances require a high degree of judgment and are subject to change based on our experience and certain qualitative factors. During the year ended December 31, 2007, we reduced our estimate for future product returns for the Ranexa 500 mg product, which resulted in our recognizing an additional $1.1 million in net revenue relating to amounts previously recorded in 2006 and the first and second quarter in 2007. We believe that our current estimates related to product return allowances are reasonable and appropriate based on current facts and circumstances. However, our returns to date have been minimal, and future true-ups may be required. We consider rebate accruals to be our most complex estimate, as it involves material amounts, requires a high degree of subjectivity and judgment necessary to account for the accrual estimate and the final amount may not be settled for several quarters. As a result of the uncertainties involved in estimating rebate accruals, there is a higher likelihood that materially different amounts could be reported under different conditions or using different assumptions.

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

All of the aforementioned categories of gross-to-net sales adjustments are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could materially affect our results of operations or financial position. As of December 31, 2008, our consolidated balance sheets reflected estimated gross-to-net sales reserves and accruals totaling approximately $12.9 million.

The following table summarizes revenue allowance activity for the years ended December 31, 2006, 2007 and 2008 (in thousands):

	Contract Sales Discounts (1)	Product Returns (2)	Cash Discounts	Total
Balance at December 31, 2005	$–	$–	$–	$–
Revenue allowances:
Current period	(2,551)	(894)	(459)	(3,904)
Payments and credits	1,233	–	343	1,576

Balance at December 31, 2006	(1,318)	(894)	(116)	(2,328)
Revenue allowances:
Current period	(9,628)	(2,291)	(1,581)	(13,500)
Payments and credits	5,874	–	1,485	7,359
Adjustment related to 2006 (3)	–	433	–	433
Current period adjustment (3)	–	661	–	661

Balance at December 31, 2007	(5,072)	(2,091)	(212)	(7,375)
Revenue allowances:
Current period	(17,327)	(3,013)	(2,644)	(22,984)
Payments and credits	14,751	174	2,522	17,447

Balance at December 31, 2008	$(7,648)	$(4,930)	$(334)	$(12,912)

(1)	Includes certain customary launch related discounts, managed care rebates, Medicaid rebates, chargebacks and distributor discounts
(2)	Reserve for return of expired products
(3)	Adjustment represents a reduction in estimate of future product returns

Changes in actual experience or changes in other qualitative factors could cause our gross-to-net sales adjustments to fluctuate, particularly with relatively recently launched products, such as Ranexa. We review the rates and amounts in our gross-to-net sales adjustments each reporting period. If future estimated rates and amounts are significantly greater than those reflected in our recorded reserves, the resulting adjustments to those reserves would decrease our reported net revenues. Conversely, if actual returns, rebates and chargebacks are significantly less than those reflected in our recorded reserves, the resulting adjustments to those accruals or reserves would increase our reported net revenue. If we changed our assumptions and estimates, our gross-to-net sales adjustments would change, which would impact the net revenues we report. For example, we estimate our returns reserved as a percentage of product sales. If we had increased or decreased our returns reserve by 1% in the year ended December 31, 2008, the cumulative financial statement impact, since launch to date, would have been $2.4 million.

We will continue to monitor channel inventory levels and evaluate the risk of returns in future periods. If conditions or other circumstances change, we may take actions to revise our estimate of product returns in future periods. We believe that our current estimates related to product return allowances are reasonable and appropriate based on our assessment of the qualitative factors considered.

Inventories

We expense costs relating to the production of inventories in the period incurred until such time as we receive an approval letter from the FDA or other regulatory authorities for a new product or product configuration that we commercialize (such as Ranexa), and then we begin to capitalize the subsequent inventory costs relating to that product configuration. Prior to the FDA approval of Ranexa for commercial sale in January 2006 by the FDA, we had expensed all costs associated with the production of Ranexa as R&D expense. Subsequent to receiving approval for Ranexa, we capitalized the subsequent costs of manufacturing the commercial configuration of Ranexa as inventory, including costs to convert existing raw materials to active pharmaceutical ingredient and costs to tablet, package and label previously manufactured inventory whose costs had already been expensed as R&D. Until we sell the inventory for which a portion of the costs were previously expensed, the carrying value of our inventories and our cost of sales will reflect only incremental costs incurred subsequent to the approval date. Inventory which was previously expensed was $2.1 million as of December 31, 2008. We continue to expense costs associated with non-approved configurations of Ranexa and clinical trial material as R&D expense.

The valuation of inventory requires us to estimate obsolete, expired or excess inventory. Once packaged as finished goods, Ranexa has a shelf life of two to four years depending on the dosage from date of tablet manufacture. Inventory is stated at the lower of cost or market. Our estimate of the net realizable value of our inventories is subject to judgment and estimation. The actual net realizable value of our inventories could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. On a quarterly basis, we analyze our inventory levels to determine whether we have any obsolete, expired or excess inventory. The determination of obsolete, expired or excess inventory requires us to estimate the future demand for Ranexa and consider our manufacturing commitments with third parties. If our current assumptions about future production or inventory levels, demand or competition were to change or if actual market conditions are less favorable than those we have projected, inventory write-downs may be required that could negatively impact our product margins and results of operations. We also review our inventory for quality assurance and quality control issues identified in the manufacturing process and determine if a write-down is necessary.

Clinical Trial Accruals

We record accruals for estimated clinical study costs. Most of our clinical studies are performed by third-party contract research organizations, or CROs. These costs have been a significant component of external R&D expenses. We accrue costs for clinical studies performed by CROs based on our estimates of work performed during the period, and adjust our estimates, if required after the period, based upon our ongoing review of the actual level of activities and costs incurred by the CRO. In many cases, we are also required to estimate the liability associated with any subcontractors that the CRO may have working on our behalf. In the case of large pivotal trials, the subcontractors and activities are typically operating globally, in many countries and in many sites. Accordingly, there is a significant degree of estimation involved in quantifying the accrual for these liabilities, as the complexity and magnitude of the activities and expenses can be significant and detailed study components frequently change during the studies, especially for large pivotal trials.

Valuation of Investments

We review and analyze our marketable securities portfolio to determine whether declines in the fair value of our marketable securities that were below amortized cost were other-than-temporary. For the years ended December 31, 2008, 2007 and 2006 we recorded a charge of approximately $0.9 million, $0.1 million and $2.0 million, respectively, related to this other-than-temporary impairment.

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

As of December 31, 2008, we held approximately $7.2 million in non-marketable investments. Our non-marketable investments consist of investments in privately held companies which are carried at cost, less impairments to fair value when applicable. The valuation of these non-marketable equity securities is based upon significant unobservable inputs. Our estimation process for the valuation of these securities includes reviewing the current financial statements of our investees, evaluating the financial resources of the investee to sustain their current level of operations, inquiring about planned financing activities, monitoring the investee’s achievement of business plan objectives or milestones, and reviewing any other developments that would impact the valuation of our investment. In estimating the fair value of our non-marketable investments, we also evaluate prices of new rounds of financing if available.

Stock Based Compensation

We currently use the Black-Scholes and other option pricing models to estimate the fair value of employee stock options, stock appreciation rights and our employee stock purchase plan. Calculating the fair value of stock-based payment awards requires considerable judgment, including estimating stock price volatility, the amount of stock-based awards that are expected to be forfeited and the expected life of the stock-based payment awards. While fair value may be readily determinable for awards of stock or restricted stock units, or RSUs, market quotes are not available for long-term, non-transferable stock options or stock appreciation rights because these instruments are not traded. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. When establishing an estimate of the expected term, we consider the vesting period for the award, our historical experience of employee stock option exercises, the expected volatility, and a comparison to relevant peer group data. We review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value stock-based awards granted in future periods. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment, or FAS 123R. There is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements.

FAS123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. The allocation of employee stock-based compensation costs to each operating expense line are estimated based on specific employee headcount information at each grant date and estimated stock option forfeiture rates and revised, if necessary, in future periods if actual employee headcount information or forfeitures differ materially from those estimates. In determining whether an award is expected to vest, we use an estimated forward-looking forfeiture rate. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. These estimates are revised in subsequent periods based upon changes in facts or circumstances that would affect our forfeiture rate. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different than what was recorded in the current period. For awards with a longer vesting period, such as our graded vesting awards, the actual forfeiture rate and related expense may not be known for a longer period of time, which can result in more significant accounting adjustments once the awards are either vested or forfeited. As a result, the amount of employee stock-based compensation costs we recognize in each operating expense category in future periods may differ significantly from what we have recorded in the current period. For example, during the fourth quarter of 2008, we increased our estimated forfeiture rate based on historical forfeiture rates adjusted for certain one-time events and the impact of more recent trends on our future forfeitures, resulting in a decrease to stock-based compensation expense during the quarter of $1.2 million. In future periods, we will continue to revise our estimated forfeiture rates.

Restructuring Charges

As defined in FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, or FAS 146, we record costs and liabilities associated with exit and disposal activities at fair value in the period the liability is incurred. Restructuring charges consist of charges related to employee severance and benefits, contract termination fees and other restructuring related charges. Charges related to employee severance and benefits are determined based on the estimated severance and fringe benefit charge for identified employees. In August 2007, we entered into a sublease agreement with a third party to sublease a portion of one of our Palo Alto buildings. The sublease had a two-year term that began September 1, 2007. The restructuring amount represents the fair value of the lease payments and expenses less sublease income through August 2009. In February 2009 we agreed to an early termination of the sublease term with the sublessee. We plan to reoccupy the space upon the surrender of the subleased premises by the sublessee. The restructuring accrual will be adjusted in the quarter ended March 31, 2009 to reflect the termination of the sublease.

The following table summarizes the accrual balance and utilization by cost type for the restructuring (in thousands):

	Excess Facilities Costs	Employee Severance and Benefits	Other Restructuring Costs *	Total
Restructuring charges accrued	$1,517	$4,291	$1,076	$6,884
Cash payments, less sublease payments received	(253)	(4,166)	(1,073)	(5,492)
Adjustments	–	(121)	–	(121)

Balance as of December 31, 2007	$1,264	$4	$3	$1,271
Cash payments, less sublease payments received	(758)	–	–	(758)
Adjustments	–	(4)	(3)	(7)

Balance as of December 31, 2008	$506	$–	$–	$506

*	Other restructuring costs include contract termination fees in 2007.

Results of Operations – Comparison of Years Ended December 31, 2008, 2007 and 2006

Revenues

Revenues and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year ended December 31,			Percent Change
	2008	2007	2006	2008/2007	2007/2006
Product sales, net	$109.3	$66.7	$18.4	64%	263%
Royalties and license	18.8	–	–	*	*
Collaboration, milestone and other	26.5	16.2	18.4	64%	(12)%

Total revenues	$154.5	$82.8	$36.8	87%	125%

*	Calculation not meaningful.
The values shown above are individually rounded, which may lead to the appearance of footing errors.

In 2008, our total revenues increased $71.7 million, or 87% to $154.5 million compared to 2007. In 2007, our total revenues increased $46.0 million, or 125% compared to 2006.

We currently expect our total revenue will increase in 2009 to over $200.0 million due to increased Ranexa product sales, increased royalties and license revenue, offset in part by lower collaboration, milestone and other revenue.

Product Sales

Product sales, net increased $42.6 million, or 64% in 2008 compared to 2007 and increased $48.3 million or 263% in 2007 compared to 2006. The increases were due primarily to increased volumes of Ranexa sales and to a lesser extent higher average sales prices.

Royalties and License Revenue

Royalties and license revenue was $18.8 million for the year ended December 31, 2008. There were no comparable revenues in the prior years. For the year ended December 31, 2008, these amounts included $8.9 million of recognition of our $175.0 million upfront payment earned from TPG-Axon in exchange for rights to 50% of our royalty on North American sales of Lexiscan® and $8.0 million in royalties from Astellas. This amount also included $1.9 million of recognition of our $70.0 million upfront license payment from Menarini for the exclusive rights to Ranexa in the European Union and other specified countries.

Collaboration, Milestone and Other Revenue

Collaboration, milestone and other revenue for the year ended December 31, 2008 increased $10.3 million, or 64% compared to 2007. Collaboration, milestone and other revenue in 2008, included a $12.0 million milestone payment from Astellas associated with the FDA approval for Lexiscan® , a $10.0 million milestone payment from TPG-Axon in connection with the launch of Lexiscan® in the United States, and a $3.0 million milestone payment from Biogen Idec received upon achievement of a development milestone and reimbursement of costs from our collaborative partner. The $16.2 million of collaboration, milestone and other revenue for the prior year included a $7.0 million milestone payment we received from Astellas as a result of our submission of a new drug application to the FDA for regadenoson and reimbursement of certain development costs.

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

Cost of Sales

Cost of sales and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year ended December 31,			Percent Change
	2008	2007	2006	2008/2007	2007/2006
Cost of sales	$19.3	$9.7	$2.8	99%	246%

Cost of sales as a percentage of net product sales was 18% in 2008 compared to 15% in both 2007 and 2006. Cost of sales includes the cost of product (the cost to manufacture Ranexa, which includes material, labor and overhead costs) as well as costs of logistics and distribution of the product and a royalty owed to Roche Palo Alto LLC (formerly Syntex (U.S.A.) Inc.), or Roche, based on net product revenue (as defined in our license agreement with Roche). Until receiving FDA marketing approval of Ranexa in January 2006, all costs associated with the manufacturing of Ranexa were included in R&D expenses when incurred. Consequently, the cost of manufacturing Ranexa reflected in our total costs and expenses for the periods presented do not reflect the full cost of production because a portion of the raw materials, labor and overhead costs incurred to produce the product sold were previously expensed. For these reasons, we anticipate that our margin on sales of Ranexa may fluctuate from quarter to quarter during 2009. Cost of sales as a percentage of net product sales would have been 22% in 2008 compared to 19% in both 2007 and 2006 excluding the benefit of previously expensed inventory. Inventory that was previously expensed was $2.1 million as of December 31, 2008, $7.4 million as of December 31, 2007 and $10.9 million as of December 31, 2006.

Research and Development Expenses

R&D expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year ended December 31,			Percent Change
	2008	2007	2006	2008/2007	2007/2006
Research and development expenses	$75.1	$94.7	$135.3	(21)%	(30)%

R&D expenses decreased 21% to $75.1 million in 2008, compared to $94.7 million in 2007. The decrease in R&D expenses in 2008 compared to 2007 was primarily due to lower clinical trial expenses related to the completion of the MERLIN TIMI-36 study of Ranexa and lower R&D costs associated with various projects including regadenoson. In addition, the decrease was also due to non-recurring charges of stock-based compensation expense related to accelerated vesting of employee stock options and the voluntary forfeiture of certain stock appreciation rights, or SARs, relating to our restructuring plan initiated in May 2007 to lower annual operating expenses and a reduction in personnel-related expenses related to cost savings following the restructuring plan.

R&D expenses decreased 30% to $94.7 million in 2007 compared to $135.3 million in 2006. The decline in 2007 resulted primarily from lower clinical trial expenses related to the completion of the MERLIN TIMI-36 study of Ranexa and lower R&D costs associated with various projects including regadenoson.

We expect our R&D expenses to be higher in 2009 compared to 2008, due to additional investments in ranolazine and other development projects.

Management categorizes R&D expenses by project. The table below shows R&D expenses for our four primary clinical development projects, as well as expenses associated with all other projects in our R&D pipeline. Other projects consist primarily of numerous pre-clinical research projects, none of which individually constituted more than 10% of our R&D expenses for the periods presented.

	Year ended December 31,
	2008	2007	2006
Ranolazine	$30.1	$43.4	$74.3
Regadenoson	5.4	14.9	23.7
Late sodium channel research	7.7	5.1	4.7
Diabetes/Metabolic syndrome	7.9	3.0	3.1
Other projects	24.0	28.3	29.5

Total R&D expenses	$75.1	$94.7	$135.3

Selling, General and Administrative Expense

Selling, general and administrative expenses, or SG&A, and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year ended December 31,			Percent Change
	2008	2007	2006	2008/2007	2007/2006
Selling, general and administration expenses	$142.1	$152.5	$177.3	(7)%	(14)%

SG&A expenses decreased 7% to $142.1 million in 2008 compared to $152.5 million in 2007 and decreased 14% in 2007 compared to $177.3 million in 2006.

The decrease in SG&A expenses in the year ended December 31, 2008 compared to the same period in 2007 was due primarily to non-recurring charges of stock-based compensation expense related to accelerated vesting of employee stock options and the voluntary forfeiture of certain SARs relating to our restructuring plan initiated in May 2007, and a reduction in personnel related expenses related to cost savings following the restructuring plan.

The decline in SG&A expenses of $24.8 million in 2007, compared to 2006, was due primarily to lower Ranexa sales and marketing expenses, lower sales and marketing expenses due to the end of the ACEON® co-promotion arrangement and a reduction in personnel related expenses related to the restructuring plan implemented in May 2007.

We expect our SG&A expenses to be higher in 2009 compared to 2008, due to higher sales and marketing expenses related to the launch of the new Ranexa label.

Restructuring Charges

Restructuring charges and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year ended December 31,			Percent Change
	2008	2007	2006	2008/2007	2007/2006
Restructuring charges	$–	$6.8	$–	*	*

*	Calculation not meaningful.

In May 2007, we initiated a restructuring plan to lower annual operating expenses of our field sales organization, enhanced focus of R&D activities and reductions in SG&A spending. As part of the restructuring, we incurred charges related to contract termination and other restructuring related charges such as professional fees. In September 2007, we recorded an additional restructuring charge related to a sublease of excess leased office space of $1.5 million. This represents the fair value of the lease payments and expenses less sublease through August 2009. In February 2009 we agreed to an early termination of the sublease term with the sublessee. We plan to reoccupy the space upon the surrender of the subleased premises by the sublessee. The restructuring accrual will be adjusted in the quarter ended March 31, 2009 to reflect the termination of the sublease. There were no comparable expenses in 2008 or 2006.

Interest and Other Income, Net

Interest and other income, net and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year ended December 31,			Percent Change
	2008	2007	2006	2008/2007	2007/2006
Interest and other income, net	$3.6	$12.5	$16.8	(71)%	(26)%

Interest and other income, net, declined $8.9 million or 71% compared to 2007. The decrease was due in part to lower interest income due to declining interest rates, lower bond amortization, and non-cash impairment charges related to losses on our investment portfolio that were deemed to be other than temporary. The decline was also related to the net effect of debt retirements for the year ended December 31, 2008 which resulted in a net $2.4 million loss on extinguishment of debt recorded in interest and other income, net.

During 2008, we retired $107.3 million face value of our convertible subordinated notes. For these transactions, we used $74.5 million of cash and issued approximately 2.0 million shares of common stock in private exchanges and open market repurchases. Repurchases of our 2.0% convertible subordinated notes due 2023 and 2.75% convertible subordinated notes due 2012 resulted in a gain on debt repurchase of $6.0 million. The gain was offset by $8.4 million of loss on induced conversions related to our 2.75% convertible subordinated notes due 2012, in which we exchanged $35.5 million of such convertible debt for cash and common stock.

Interest and other income, net, declined $4.3 million in 2007, compared to 2006. The decline was primarily due to lower interest income due to lower investment balances.

We expect interest and other income, net to fluctuate in the future with changes in average investment balances and market interest rates. It could also be impacted by potential future repurchases of our debt depending on how the debt is purchased and the price of the purchase, as well as potential impairment charges on our investment portfolio that are deemed other than temporary.

Interest Expense

Interest expense and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year ended December 31,			Percent Change
	2008	2007	2006	2008/2007	2007/2006
Interest expense	$13.0	$12.7	$12.7	2%	0%

Interest expense in 2008 compared to the same period in 2007 increased due to the write-off of previously unamortized debt issuance costs associated with our repurchases and private exchanges of 2.0% convertible notes due 2023 and 2.75% convertible notes due 2012 during the year ended December 31, 2008. During the year ended December 31, 2008, we repurchased and/or exchanged for common stock $107.3 million of such convertible debt consisting of $60.3 million of the 2.0% notes due 2023 and $47.0 million of the 2.75% notes due 2012, and wrote off $1.2 million of debt issuance costs related to such debt. This increase was partially offset by lower interest expense due to lower convertible debt balances in 2008.

Interest expense in 2007 remained flat with 2006.

Income tax provision

Income tax provision and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year ended December 31,			Percent Change
	2008	2007	2006	2008/2007	2007/2006
Income tax provision	$7.1	$–	$–	*	*

*	Calculation not meaningful.

During the year ended December 31, 2008, we received $70.0 million under our agreement with Menarini and $185.0 million under our agreement with TPG-Axon. For accounting purposes, $175.0 million received under the TPG-Axon agreement, has been deferred and will be recognized over several years. However, all of these revenues are expected to be recognized in full for tax purposes and create taxable income in 2008. We have recorded tax expense of $7.1 million for the year ended December 31, 2008, which consists of $3.5 million of federal alternative minimum tax and $3.6 million of California state income tax due to limitation of using net operating loss, or NOLs for California purposes. The California 2008-2009 Budget Bill (AB 1452), enacted on September 30, 2008, resulted in our inability to use NOL carryovers for two years, fiscal years 2008 and 2009 and also limits our use of R&D credit carryovers to 50% of the tax liability. Of the estimated tax payments made to date, we anticipate that $8.7 million will be refunded in future periods and is reflected as prepaid taxes in our consolidated balance sheets as of December 31, 2008.

Realization of the $3.5 million deferred tax asset that results from the recognition of tax expense from alternative minimum taxes is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. We have concluded that it is more likely than not that such deferred tax asset would not be realized. Accordingly, all of our deferred tax assets have been fully offset by a valuation allowance.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2. FSP 157-2 delays the effective date of Fair Value Measurements, or FAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have applied the provisions of FAS 157 to financial assets and liabilities prospectively as of January 1, 2008. We will be required to apply the provisions of FAS 157 to nonfinancial assets and nonfinancial liabilities as of January 1, 2009 and are currently evaluating the impact of the application of FAS 157 as it pertains to these items.

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

Liquidity and Capital Resources

(in millions)	As of December 31,
	2008	2007	2006
Cash, cash equivalents and marketable securities	$263.4	$174.2	$325.2

	Year ended December 31,
	2008	2007	2006
Cash flows:
Net cash provided by (used in) operating activities	$155.0	$(162.2)	$(270.8)

Net cash provided by (used in) investing activities	$(87.6)	$163.7	$176.2

Net cash provided by (used in) financing activities	$(63.2)	$12.5	$148.5

We have financed our operations since inception primarily through public offerings and private placements of debt and equity securities and payments under corporate collaborations and licensing activities.

As of December 31, 2008, we had cash, cash equivalents and marketable securities of $263.4 million, compared to $174.2 million as of December 31, 2007. In September 2008, we received $70.0 million from Menarini for exclusive rights to Ranexa in the European Union and other specified countries. In September 2008, we received $5.5 million from Biogen Idec consisting of a $3.0 million cash payment and a $2.5 million equity investment in our common stock in association with the initiation of the first Phase 3 study of Adentri®. In April 2008, we received a $12.0 million milestone payment from Astellas in association with the FDA approval of Lexiscan®. Also, in April 2008, we received $175.0 million from TPG-Axon in exchange for rights to 50% of our royalty on North American sales of Lexiscan® and in June 2008 we received an additional milestone payment of $10.0 million in connection with the launch of Lexiscan® in the United States.

We expect that our existing cash resources will be sufficient to fund our operations at our current levels of research, development and commercial activities for at least 12 months. However, our estimates of future capital use are uncertain (in part because they are dependent on product revenue assumptions), and changes in our commercialization plans, partnering activities, regulatory requirements and other developments may impact our revenues, increase our rate of spending or otherwise decrease the period of time our available resources will fund our operations. We expect our total costs and expenses, not including cost of sales, to be approximately $255.0 million to $265.0 million in 2009 and we are targeting a net loss for 2009 of less than $75.0 million, not including the financial statement impact of further debt retirement, if any. In addition, we currently believe we potentially have the funds to meet certain debt repurchase obligations related to our 2.0% senior subordinated convertible debentures due 2023, which are putable in 2010, without requiring additional capital market financing or partnership dollars. However, we cannot be certain that we will generate sufficient product and other revenues in the near term to achieve profitability or to fully fund our operations, including our research, development and commercialization activities relating to our lead product Ranexa and our product candidates. Thus we may require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships or licensing arrangements in order to continue our research, development and commercialization activities. Additional financing may not be available on acceptable terms or at all. If we are unable to raise additional funds, we may among other things have to delay, scale back or eliminate some or all of our R&D programs or commercialization activities.

In August 2006, we completed a public offering of common stock, in which we sold 10,350,000 shares of common stock at a per share price of $9.50 for net proceeds of $92.2 million.

In April 2006, we entered into a common stock purchase agreement with Azimuth which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8% of the daily volume weighted average price of our common stock, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement ends May 1, 2009, and in 2006 Azimuth purchased an aggregate of 2,744,118 shares for proceeds, net of issuance costs, of approximately $39.8 million under the purchase agreement. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 6,266,286 shares remaining for sale under the purchase agreement were sold at the $9.21 closing price of our common stock on December 31, 2008, the additional aggregate net proceeds, assuming the largest possible discount, that we could receive under the purchase agreement with Azimuth would be approximately $54.3 million.

Net cash provided by operating activities was $155.0 million for the year ended December 31, 2008 and resulted primarily from $185.0 million received from TPG-Axon and $70.0 million received from Menarini, adjustments for non-cash expenses primarily related to stock-based compensation, depreciation, write off of debt issuance costs related to repurchase/conversion of debt, the loss on induced conversion of debt and changes in accrued and other liabilities and accounts payable. These were offset in part by our net loss, changes in other assets related to Ranexa product rights, payments related to taxes, the gain on the debt repurchases, financing royalty and accounts receivable and cash used to build inventories. Net cash used in operating activities was $162.2 million for the year ended December 31, 2007 and was primarily the result of our net loss adjusted for non-cash expenses related to stock-based compensation and depreciation, cash used to pay for clinical trials and accounts payable, changes in prepaid and other current assets, cash used to build inventory and financing accounts receivable associated with commercialization of Ranexa. Net cash used in operating activities was $270.8 million for the year ended December 31, 2006 and was primarily the result of our net loss adjusted for non-cash expenses related to stock-based compensation, cash used to build inventory, changes in other assets related to our collaboration agreement with PTC Therapeutics, or PTC and Ranexa product rights (see Note 2 in the Notes to Consolidated Financial Statements) and financing accounts receivable associated with commercialization of Ranexa.

Net cash used in investing activities of $87.6 million in the year ended December 31, 2008 consisted primarily of the purchases of marketable securities of $199.1 million and capital expenditures of $2.7 million offset by maturities and sales of marketable securities of $115.2 million. Net cash provided by investing activities of $163.7 million in the year ended December 31, 2007 consisted of net proceeds from purchases, maturities and sales of marketable securities of $166.5 million offset by capital expenditures of $2.8 million. Net cash provided by investing activities of $176.2 million in the year ended December 31, 2006 primarily consisted of net proceeds from purchases, maturities and sales of marketable securities of $190.1 million offset by capital expenditures of $9.8 million and a purchase of a long-term investment of $4.0 million.

Net cash used in financing activities of $63.2 million for the year ended December 31, 2008 was related to $65.8 million used to repurchase convertible notes, $8.4 million used in the induced conversion of subordinated convertible debt offset by changes in the restricted cash balance associated with an interest payment on our debt, net proceeds from stock issued through our employee stock purchase plan and exercises of employee stock options and a stock purchase from Biogen Idec. Net cash provided by financing activities of $12.5 million in the year ended December 31, 2007 was primarily due to a decrease in restricted cash and proceeds from issuance of common stock through our employee stock purchase plan and stock options. Net cash provided by financing activities of $148.5 million in the year ended December 31, 2006 was primarily due to net proceeds of approximately $92.2 million from the sale of 10,350,000 shares of common stock in our August 2006 public offering, net proceeds of approximately $19.8 million from the sale of 1,080,828 shares of common stock to Azimuth in May 2006, net proceeds of approximately $20.0 million from the sale of 1,663,290 shares of common stock to Azimuth in November 2006, a decrease in restricted cash of $10.1 million related to interest payments made during the year associated with convertible debt and net proceeds from stock issued through our employee stock purchase plan and exercises of employee stock options.

We may from time to time seek to retire our outstanding debt through cash purchases and/or conversions or exchanges for equity securities in open market purchases, privately negotiated transactions or otherwise. Such purchases, conversions or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Alternatively, we may from time to time seek to restructure our outstanding debt through exchanges for new debt securities in open market transactions, privately negotiated transactions, or otherwise. The amounts involved may be material. During the year ended December 31, 2008 we repurchased and/or exchanged $107.3 million of our convertible debt consisting of $60.3 million of the 2.0% notes due 2023 and $47.0 million of the 2.75% notes due 2012.

Convertible subordinated notes consist of the following:

	December 31,
	2008	2007
	(in thousands)
2.0% Senior Subordinated Convertible Debentures Due 2023	$39,730	$100,000
2.75% Senior Subordinated Convertible Notes Due 2012	103,000	150,000
3.25% Senior Subordinated Convertible Notes Due 2013	149,500	149,500

	$292,230	$399,500

Contractual Obligations and Significant Commercial Commitments

The following summarizes our contractual obligations and the periods in which payments are due as of December 31, 2008:

	Total	2009	2010	2011	2012	2013	Thereafter
	(in thousands)
Convertible notes(1)(2)	$327.2	$8.5	$47.4	$7.7	$109.3	$154.3	$–
Manufacturing and other obligations(3)	28.2	28.0	0.2	–	–	–	–
Operating leases(4)	66.5	13.2	15.2	15.4	8.4	4.3	10.0

	$421.9	$49.7	$62.8	$23.1	$117.7	$158.6	$10.0

(1)	“Convertible notes” consist of principal and interest payments on our 2.0% senior subordinated convertible debentures due 2023, our 2.75% senior subordinated convertible notes due 2012 and our 3.25% senior subordinated convertible notes due 2013.
(2)	The holders of our 2.0% senior subordinated convertible debentures due 2023, at their option, may require us to purchase all or a portion of their debentures on May 16, 2010, May 16, 2013 and May 16, 2018, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. The principal for these debentures is shown in the “2010” column.
(3)	“Manufacturing and other obligations” include significant non-cancelable orders and minimum commitments under our agreements related to the manufacturing and marketing of Ranexa.
(4)	“Operating leases” consists of minimum lease payments related to real estate leases for our facilities covering 186,000 square feet less payments received for the sublease of 10,740 square feet. These leases expire between April 2012 and April 2016. One of the leases is secured by a $6.0 million irrevocable letter of credit.

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

Under our license and settlement agreement with another vendor, we are obligated to pay this vendor $4 per kilogram on future ranolazine API manufactured until the total amount paid reaches $12.0 million. As of December 31, 2008, we have paid $5.6 million to this vendor.

Risks and Uncertainties Related to Our Future Capital Requirements

We have experienced significant operating losses since our inception in 1990, including net losses of $98.5 million in 2008, $181.0 million in 2007 and $274.3 million in 2006. As of December 31, 2008, we had an accumulated deficit of $1,366.4 million. The process of developing and commercializing our products requires significant R&D work, including preclinical testing and clinical trials, as well as regulatory approvals, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with our general and administrative expenses, require significant investments and are expected to continue to result in significant operating losses for the foreseeable future. We have only two approved products. Our lead product is Ranexa® (ranolazine extended-release tablets), which we sell ourselves in the United States. Ranolazine has also been approved in the European Union as Ranexa® (ranolazine prolonged-release tablets), and we have licensed the rights to the product in the European Union and other specified countries to our collaborative partner Menarini. Our other approved product is Lexiscan® (regadenoson) injection, which was approved by the FDA in April 2008. This product is sold by our collaborative partner Astellas in the United States, under an arrangement pursuant to which we receive a percentage of net sales. To date, the revenues we have recognized, including those relating to our lead approved product, Ranexa, have been limited, and have not been sufficient for us to achieve profitability or fund our operations, including our research, development and commercialization activities relating to Ranexa and our product candidates. We may not be able to achieve or sustain profitability or maintain operations at our current levels or at all.

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

Our future capital requirements and our ability to raise capital in the future will depend on many other factors, including our product revenues, the costs of commercializing our products, progress in our R&D programs, the size and complexity of these programs, the timing, scope and results of preclinical studies and clinical trials, our ability to establish and maintain collaborative partnerships (and the ability of our collaborative partners to develop and commercialize products, including Biogen Idec in the case of Adentri®, which is not approved for any use, Astellas in commercializing Lexiscan® now that it has been approved by the FDA, and Menarini in commercializing Ranexa in the European Union and other countries in its licensed territory), the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing commercial and clinical materials and other factors not within our control. If we are unable to generate substantially greater product revenues for our lead product in the United States, Ranexa, over time, our ability to raise additional capital and our ability to maintain our current levels of research, development and commercialization activities will all be materially impaired. Insufficient funds may require us to delay, scale back or eliminate some or all of our research, development or commercialization programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern.

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

Other Information

In December 2008, we announced that in accordance with Nasdaq Marketplace Rule 4350, we granted 35 non-executive employees inducement stock options covering an aggregate of 84,400 shares of common stock under our 2004 Employment Commencement Incentive Plan. In January 2009, we announced that in accordance with Nasdaq Marketplace Rule 4350, we granted 22 non-executive employees inducement stock options covering an aggregate of 75,500 shares of common stock under our 2004 Employment Commencement Incentive Plan. All of these inducement stock options are classified as non-qualified stock options with an exercise price equal to the fair market value on the grant date. The options have a ten-year term and vest over four years as follows: 20% of these options will vest on the date one year from the optionee’s hire date, 20% of the options will vest in monthly increments during each of the second and third years, and 40% of the options will vest in monthly increments during the fourth year (in all cases subject to the terms and conditions of our 2004 Employment Commencement Incentive Plan).

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

Our long-term debt at December 31, 2008 includes $39.7 million of our 2.0% senior subordinated convertible debentures due May 2023, $103.0 million of our 2.75% senior subordinated convertible notes due May 2012, and $149.5 million of our 3.25% senior subordinated convertible notes due August 2013. Interest on the 2.0% senior subordinated convertible debentures is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 2.75% senior subordinated convertible notes is fixed and payable semi-annually on May 16 and November 16 each year. Interest on the 3.25% senior subordinated convertible notes due 2013 is fixed and payable semi-annually on February 16 and August 16 each year. All the notes and debentures are convertible into shares of our common stock at any time prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events.

The table below presents the amounts and related average interest rates of our investment portfolio and our long-term debt as of December 31, 2008 and 2007:

	2008		2007
	Average Interest Rate	Estimated Market Value	Average Interest Rate	Estimated Market Value
	($ in thousands)
Cash equivalents:
Fixed rate	2.13%	$11,465	5.25%	$39,175
Variable rate	0.62%	83,461	4.84%	51,204
Marketable securities portfolio:
Fixed rate (mature in 2008)	–	–	4.79%	60,308
Variable rate (mature in 2008)	–	–	4.92%	2,001
Fixed rate (mature in 2009)	2.90%	143,638	5.23%	20,337
Fixed rate (mature in 2010)	3.38%	18,816	–	–
Fixed rate (mature in 2011)	4.91%	5,076	–	–
Long-term debt:
Senior subordinated convertible debentures due 2023	2.00%	35,161	2.00%	83,480
Senior subordinated convertible notes due 2012	2.75%	73,521	2.75%	81,580
Senior subordinated convertible notes due 2013	3.25%	95,501	3.25%	80,230

Foreign Currency Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our European subsidiary in the United Kingdom. At the end of each reporting period, expenses of the subsidiary are remeasured into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are remeasured into U.S. dollars using either historical rates or the exchange rate in effect at the end of the period. Additionally, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies. Certain royalties, which will be calculated in local currencies, may lead to additional foreign currency risks in future periods. We currently do not hedge against foreign currency risk. Fluctuations in exchange rates may impact our financial condition and results of operations. For the years ended December 31, 2008, 2007 and 2006, we incurred approximately $6.8 million, $11.4 million and $19.1 million, respectively, of non-U.S. dollar expenses. As reported in U.S. dollars, we have recorded foreign currency losses for the years ended December 31, 2008, 2007 and 2006, of $0.2 million, $0.2 million and $0.4 million, respectively.

Item 8.	Financial Statements and Supplementary Data

Our financial statements and notes thereto appear beginning on page 81 of this report.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm.

(c)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CV Therapeutics, Inc.:

We have audited CV Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CV Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CV Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CV Therapeutics, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

February 20, 2009

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

The information required by this item, insofar as it relates to directors, executive officers and corporate governance, will be contained under the captions “Election of Directors”, “Management” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the definitive proxy statement for our 2009 annual meeting of stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, and is hereby incorporated by reference thereto.

Item 11.	Executive Compensation

The information required by this item will be contained under the caption “Executive Compensation” in the definitive proxy statement for our 2009 annual meeting of stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, and is hereby incorporated by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the definitive proxy statement for our 2009 annual meeting of stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, and is hereby incorporated by reference thereto.

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be contained under the caption “Certain Relationships and Related Transactions” in the definitive proxy statement for our 2009 annual meeting of stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, and is hereby incorporated by reference thereto.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained under the caption “Principal Accountant Fees and Services” in the definitive proxy statement to our 2009 annual meeting of stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, and is hereby incorporated by reference thereto.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Index to Financial Statements and Reports of Independent Registered Public Accounting Firm

The Consolidated Financial Statements required by this item are submitted in a separate section beginning on page 81 of this report.

(a)(2) Index to Financial Statements Schedules

All financial statement schedules are omitted because they are not applicable, or the information is included in the financial statements or notes thereto.

(a)(3) Exhibits

Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-136373, and incorporated herein by reference).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated September 9, 2006 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed by the Company October 2, 2006, and incorporated herein by reference).

3.3	Amended and Restated Bylaws of the Company (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company on February 20, 2009, and incorporated herein by reference)

4.1	Indenture between the Company and Wells Fargo Bank, N.A. dated as of June 18, 2003 (Filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003, and incorporated herein by reference).

4.2	Form of 2.0% Senior Convertible Subordinated Debenture (Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003, and incorporated herein by reference).

4.3	Indenture between the Company and Wells Fargo Bank Minnesota, N.A. dated May 18, 2004 (Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2004, and incorporated herein by reference).

4.4	Form of 2.75% Senior Convertible Subordinated Note dated May 18, 2004 (Filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2004, and incorporated herein by reference).

4.5	Warrant to Purchase Shares of Common Stock dated April 1, 2003 issued to The Wheatley Family Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 2003, and incorporated herein by reference).

Exhibit Number

4.6	Amendment to Warrant to Purchase Shares of Common Stock entered into as of April 1, 2003 issued to The Wheatley Family Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek and the Company (Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

4.7	Warrant to Purchase Shares of Common Stock dated July 9, 2003 issued to Qfinance, Inc. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on July 11, 2003, and incorporated herein by reference).

4.8	Warrant to Purchase Shares of Common Stock dated January 19, 2006 issued by the Company to The Wheatley Family Limited Partnership (Filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

4.9	Warrant to Purchase Shares of Common Stock dated January 19, 2006 issued by the Company to The Board of Trustees of the Leland Stanford Junior University (Filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

4.10	First Amended and Restated Rights Agreement dated July 19, 2000 between the Company and Wells Fargo Bank Minnesota, N.A. (Filed as Exhibit 10.77 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2000, and incorporated herein by reference).

4.11	Form of Right Certificate dated July 19, 2000 (Filed as Exhibit 10.79 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2000, and incorporated herein by reference).

4.12	Summary of Rights to Purchase Preferred Shares dated July 19, 2000 (Filed as Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2000, and incorporated herein by reference).

4.13	Indenture, dated July 1, 2005 between the Company and Wells Fargo Bank, National Association, as Trustee (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on July 6, 2005, and incorporated herein by reference).

4.14	Form of 3.75% Senior Subordinated Convertible Note dated July 1, 2005 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company on July 6, 2005, and incorporated herein by reference).

4.15	Instrument of Resignation, Appointment and Acceptance, dated as of September 18, 2007, by and among CV Therapeutics, Inc., U.S. Bank National Association and Wells Fargo Bank, National Association, for appointment of U.S. Bank National Association, as successor trustee, paying agent and registrar under the Indenture between the Company and Wells Fargo Bank, N.A. dated as of June 18, 2003 (as described in Exhibit 4.1 above), the Indenture between the Company and Wells Fargo Bank Minnesota, N.A. dated May 18, 2004 (as described in Exhibit 4.3 above), and the Indenture between the Company and Wells Fargo Bank, National Association dated as of July 1, 2005 (as described in Exhibit 4.13 above) (Filed as Exhibit 10.1 to the Company’s Form 8-K filed by the Company on September 21, 2007, and incorporated herein by reference).

4.16	First Amendment dated as of January 28, 2009, to First Amended and Restated Rights Agreement dated July 19, 2000 between the Company and Wells Fargo Bank Minnesota, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on January 29, 2009, and incorporated herein by reference).

4.17	Second Amendment dated as of February 19, 2009, to First Amended and Restated Rights Agreement dated July 19, 2000 between the Company and Wells Fargo Bank Minnesota, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on February 20, 2009, and incorporated herein by reference).

Exhibit Number

10.1*	1992 Stock Option Plan, as amended (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No 333-12675, and incorporated herein by reference).

10.2*	1994 Equity Incentive Plan, as amended (Filed as Exhibit 10.46 to the Company’s Registration Statement on Form S-8, File No 333-44717, and incorporated herein by reference).

10.3*	Amended and Restated Non-Employee Directors’ Stock Option Plan (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 2005, and incorporated herein by reference).

10.4*	Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan, as amended (Filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-8, File No 333-121328, and incorporated herein by reference).

10.5*	Form of Stock Appreciation Rights Agreement under the 2000 Equity Incentive Plan (Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.6*	Form of Notice of Grant of Stock Option and Stock Option Terms and Conditions under the 2000 Equity Incentive Plan, as amended (Filed as Exhibit 4.11 to the Company’s Registration Statement on Form S-8, File No 333-121328, and incorporated herein by reference).

10.7*	Employee Stock Purchase Plan, as amended (Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed May 1, 2006, and incorporated herein by reference).

10.8*	Amended and Restated 2000 Equity Incentive Plan (Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed April 24, 2007, and incorporated herein by reference).

10.9*	2000 Nonstatutory Incentive Plan, as amended (Filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.10*	Amended and Restated CV Therapeutics, Inc. Long-Term Incentive Plan, amended effective as of December 31, 2007 (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Third Quarter 2007, and incorporated herein by reference).

10.11*	2004 Employee Commencement Incentive Plan (amended and restated May 31, 2007) (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2007, and incorporated herein by reference).

10.12*	Amended and Restated Executive Severance Benefits Agreement between the Company and David C. McCaleb, dated September 20, 2005 (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Third Quarter 2005, and incorporated herein by reference).

10.13*	Amended and Restated Executive Severance Benefits Agreement between the Company and Lewis J. Stuart, dated July 16, 2007 (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Third Quarter 2007, and incorporated herein by reference).

10.14*	CV Therapeutics, Inc. Change in Control Plan with Respect to Options and Severance, amended effective as of December 31, 2007 (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Third Quarter 2007, and incorporated herein by reference).

10.15*	Amended and Restated Executive Severance Benefits Agreement between the Company and Daniel K. Spiegelman, dated as of September 14, 2007. (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the Third Quarter 2007, and incorporated herein by reference).

10.17*	Amended and Restated Executive Severance Benefits Agreement between the Company and Brent K. Blackburn, dated as of September 14, 2007 (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Third Quarter 2007, and incorporated herein by reference).

Exhibit Number

10.18*	Amended and Restated Executive Severance Benefits Agreement between the Company and Tricia Borga Suvari, dated as of September 14, 2007 (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Third Quarter 2007, and incorporated herein by reference).

10.19*	Amended and Restated Executive Severance Benefits Agreement between the Company and Lewis J. Stuart, dated as of September 14, 2007 (Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Third Quarter 2007, and incorporated herein by reference).

10.20*	Amended and Restated Employment Agreement, effective as of December 1, 2007, between the Company and Louis G. Lange, M.D., Ph.D. (Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.21*	Form of Indemnification Agreement between Company and its directors and officers (Filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.22	Lease Agreement between the Company and Matadero Creek, dated August 6, 1993 and addendum thereto; Letter Amendment to Lease Agreement, dated June 30, 1994 and Second Amendment to Lease Agreement, dated June 30, 1994 (Filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.23	Third Amendment to Lease, dated February 16, 2001, between the Company and Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 2001, and incorporated herein by reference).

10.24	Fourth Amendment to Lease, dated as of April 1, 2003, between the Company and The Wheatley Family Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 2003, and incorporated herein by reference).

10.25	Fifth Amendment to Lease, dated as of April 1, 2003, between the Company and the Wheatley Family Partnership, a California Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.26	Sixth Amendment to Lease, dated as of December 22, 2004, between the Company and the Wheatley Family Partnership, a California Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.27	Seventh Amendment to Lease, dated as of January 19, 2006, between the Company and the Wheatley Family Partnership, a California Limited Partnership dba Matadero Creek, successor in interest to Jack R. Wheatley dba Matadero Creek (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.28	Lease between the Company and Kaiser Marquardt, Inc. dated as of December 1, 2000 (Filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.29**	License Agreement between Company and University of Florida Research Foundation, Inc., dated June 7, 1994 (Filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

10.30**	Research Agreement between Company and University of Florida, dated June 27, 1994 (Filed as Exhibit 10.72 to the Company’s Registration Statement on Form S-1, File No. 333-12675, and incorporated herein by reference).

Exhibit Number

10.31	**	Letter Agreement, dated March 7, 1997, between the Company and the University of Florida Research Foundation, Inc. (Filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 1997, and incorporated herein by reference).

10.32	**	License Agreement between the Company and Syntex (U.S.A.) Inc., dated March 27, 1996 (Filed as Exhibit 10.25 to the Company’s Amendment No. 2 to Registration Statement on Form S-3, File No. 333-59318, and incorporated herein by reference).

10.33	**	First amendment to License Agreement, effective as of July 3, 1997, between the Company and Syntex (U.S.A.) Inc. (Filed as Exhibit 10.32 to the Company’s Amendment No. 2 to Registration Statement on Form S-3, File No. 333-59318, and incorporated herein by reference).

10.34		Amendment No. 2 to License Agreement, effective as of November 30, 1999, between the Company and Syntex (U.S.A.), Inc. (Filed as Exhibit 10.73 to the Company’s Amendment No. 2 to Registration Statement on Form S-3, File No. 333-59318, and incorporated herein by reference).

10.35		Amendment No. 3 to License Agreement dated as of March 25, 2005, between the Company and Roche Palo Alto LLC. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by Company on March 30, 2005, and incorporated herein by reference).

10.36	**	Amendment No. 4 to License Agreement dated June 20, 2006 between the Company and Roche Palo Alto LLC. (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2006, and incorporated herein by reference).

10.37	**	Research Collaboration and License Agreement (U.S.) between the Company and Biogen, Inc., dated March 7, 1997 (Filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 1997, and incorporated herein by reference).

10.38	**	Research Collaboration and License Agreement (Europe) between the Company and Biogen Manufacturing Ltd., dated March 7, 1997 (Filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the First Quarter 1997, and incorporated herein by reference).

10.39		Amendment to Research Collaboration and License Agreement (U.S.), dated June 12, 1998, between the Company and Biogen, Inc. (Filed as Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 1998, and incorporated herein by reference).

10.40	**	Letter agreement regarding termination of research program of the Research Collaboration and License Agreement, dated June 12, 1998, between the Company and Biogen, Inc. (Filed as Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 1998, and incorporated herein by reference).

10.41		Stock Purchase Agreement between the Company and Fujisawa Healthcare, Inc. dated as of July 10, 2000 (Filed as Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q for the Third Quarter 2000, and incorporated herein by reference).

10.42	**	Collaboration and License Agreement between the Company and Fujisawa Healthcare, Inc. dated as of July 10, 2000 (Filed as Exhibit 10.83 to the Company’s Quarterly Report on Form 10-Q for the Third Quarter 2000, and incorporated herein by reference).

10.43	**	Amendment to Collaboration and License Agreement dated as of August 30, 2005, between the Company and Astellas US LLC (successor-in-interest to Fujisawa Healthcare, Inc.). (Filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed by Company on September 6, 2005, and incorporated herein by reference).

10.44		Second Amendment to Collaboration and License Agreement effective January 1, 2006 between the Company and Astellas US LLC. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2006, and incorporated herein by reference).

Exhibit Number

10.45	**	Collaboration and License Agreement dated June 7, 2006 between the Company and PTC Therapeutics, Inc. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2006, and incorporated herein by reference).

10.46	**	Amendment No. 1 dated as of June 12, 2007 to the Collaboration and License Agreement between the Company and PTC Therapeutics, Inc. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2007, and incorporated herein by reference).

10.47		Convertible Promissory Note Amendment No. 1 dated as of June 12, 2007 between the Company and PTC Therapeutics, Inc. (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2007, and incorporated herein by reference).

10.48	**	Co-Promotion Agreement between the Company and Solvay Pharmaceuticals, Inc., dated as of December 6, 2004 (Filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.49	**	Amendment dated March 6, 2006, to the Co-Promotion Agreement between the Company and Solvay Pharmaceuticals, Inc. (Filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.50		Letter Agreement dated October 31, 2006, between CV Therapeutics, Inc. and Solvay Pharmaceuticals, Inc. (Filed as Exhibit 99.1 to the Company’s current Report on Form 8-K filed by Company on November 3, 2006, and incorporated herein by reference).

10.51		Purchase Agreement, dated as of June 13, 2003, by and among the Company and Citigroup Global Markets, Inc., CIBC World Markets Corp., Deutsche Bank Securities Inc., First Albany Corporation, Needham & Company, Inc. and SG Cowen Securities Corporation, as representatives of the Initial Purchasers named in Schedule I thereto (Filed as Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003, and incorporated herein by reference).

10.52		Purchase Agreement, dated May 12, 2004, by and among the Company and Merrill Lynch & Co., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., First Albany Capital Inc., J.P. Morgan Securities Inc., Needham & Company, Inc., Piper Jaffray & Co. and SG Cowen & Co., LLC, as representatives of the Initial Purchasers named in Schedule A thereto (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2004, and incorporated herein by reference).

10.53		Common Stock Purchase Agreement, dated as of April 18, 2006, between CV Therapeutics, Inc. and Azimuth Opportunity Ltd. (Filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed by Company on April 18, 2006, and incorporated herein by reference).

10.54		Purchase Agreement, dated August 15, 2006, by and among CV Therapeutics, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. (Filed as Exhibit 1.1 to the Company’s current Report on Form 8-K filed by the Company on August 16, 2006, and incorporated herein by reference).

10.55		Pledge and Escrow Agreement dated as of June 18, 2003, by and among the Company, Wells Fargo Bank Minnesota, N.A., as Trustee and Wells Fargo Bank Minnesota, N.A. as Escrow Agent (Filed as Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2003, and incorporated herein by reference).

10.56		Pledge and Escrow Agreement dated as of May 18, 2004, by and among the Company, Wells Fargo Bank, N.A., as Trustee and Wells Fargo Bank, N.A. as Escrow Agent (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2004, and incorporated herein by reference).

Exhibit Number

10.57		Instrument of Resignation, Appointment and Acceptance, dated as of September 18, 2007, by and among CV Therapeutics, Inc., U.S. Bank National Association and Wells Fargo Bank, National Association, for appointment of U.S. Bank National Association, as successor trustee, paying agent and registrar under the Pledge and Escrow Agreement dated as of June 18, 2003, by and among the Company, Wells Fargo Bank Minnesota, N.A. as Trustee and Wells Fargo Bank Minnesota, N.A. as Escrow Agent (as described in Exhibit 10.54 above) and the Pledge and Escrow Agreement dated as of May 18, 2004, by and among the Company, Wells Fargo Bank, N.A. as Trustee and Wells Fargo Bank, N.A. as Escrow Agent (as described in Exhibit 10.55 above) (Filed as Exhibit 10.1 to the Company’s Form 8-K filed by the Company on September 21, 2007, and incorporated herein by reference).

10.58	**	Asset Sale and Purchase Agreement dated April 10, 2008 between the Company and TPG-Axon Royalty Trust (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2008, and incorporated herein by reference).

10.59		Intellectual Property Security Agreement dated April 15, 2008 between the Company and TPG-Axon Royalty Trust (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Second Quarter 2008, and incorporated herein by reference).

10.60		Employee Stock Purchase Plan, as amended (Filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed April 28, 2008, and incorporated herein by reference).

10.61	**	License, Development and Supply Agreement dated September 12, 2008 between the Company and Menarini International Operation Luxembourg SA, a Luxembourg corporation (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Third Quarter 2008, and incorporated herein by reference).

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (reference is made to the signature page).

31.1		Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has previously been granted for portions of this exhibit.

(b) Exhibits

See Exhibits listed under Item 15(a)(3) above.

(c) Financial Statements and Schedules

All financial statement schedules are omitted because they are not applicable, or the information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf, by the undersigned, thereunto duly authorized, in the City of Palo Alto, County of Santa Clara, State of California, on February 25, 2009.

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

Signature	Title	Date

/S/ LOUIS G. LANGE Louis G. Lange, M.D., Ph.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2009

/S/ DANIEL K. SPIEGELMAN Daniel K. Spiegelman	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2009

/S/ SANTO J. COSTA Santo J. Costa	Director	February 25, 2009

/S/ JOSEPH M. DAVIE Joseph M. Davie, M.D., Ph.D.	Director	February 25, 2009

/S/ THOMAS L. GUTSHALL Thomas L. Gutshall	Director	February 25, 2009

/S/ KENNETH B. LEE, JR. Kenneth B. Lee, Jr.	Director	February 25, 2009

/S/ THOMAS E. SHENK Thomas E. Shenk, Ph.D.	Director	February 25, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

CV Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of CV Therapeutics, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CV Therapeutics, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CV Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

February 20, 2009

CV THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$95,830	$91,599
Marketable securities	167,530	82,646
Accounts receivable – product (less allowances and reserves of $5,427 and $2,418 for December 31, 2008 and 2007, respectively)	10,388	7,254
Royalty receivable	5,406	–
Inventories	26,783	23,371
Restricted cash	–	4,799
Prepaid taxes	8,741	–
Prepaid and other current assets	5,947	6,401

Total current assets	320,625	216,070
Notes receivable from related parties	–	210
Property and equipment, net	15,277	19,131
Other assets	28,071	23,425

Total assets	$363,973	$258,836

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,894	$2,515
Accrued and other current liabilities	49,756	36,668
Deferred revenue	18,939	–

Total current liabilities	74,589	39,183
Deferred revenue, long-term	215,298	–
Convertible subordinated notes	292,230	399,500
Other liabilities	4,020	5,551

Total liabilities	586,137	444,234
Commitments and contingencies (Notes 9 and 12)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value, 85,000,000 shares authorized, 63,637,378 and 60,163,256 issued and outstanding at December 31, 2008 and 2007, respectively	63	60
Additional paid-in-capital	1,142,638	1,082,178
Accumulated deficit	(1,366,401)	(1,267,880)
Accumulated other comprehensive income	1,536	244

Total stockholders’ deficit	(222,164)	(185,398)

Total liabilities and stockholders’ deficit	$363,973	$258,836

See accompanying notes

CV THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2008	2007	2006
Revenues:
Product sales, net	$109,264	$66,651	$18,423
Royalties and license	18,760	–	–
Collaboration, milestone and other	26,451	16,172	18,362

Total revenues	154,475	82,823	36,785

Costs and expenses:
Cost of sales	19,329	9,689	2,752
Research and development	75,148	94,742	135,254
Selling, general and administrative	142,073	152,496	177,264
Restructuring charges	(7)	6,763	–

Total costs and expenses	236,543	263,690	315,270

Loss from operations	(82,068)	(180,867)	(278,485)
Other income (expense), net:
Interest and other income, net	3,640	12,533	16,832
Interest expense	(12,955)	(12,672)	(12,667)

Total other income (expense), net	(9,315)	(139)	4,165

Loss before income tax provision	(91,383)	(181,006)	(274,320)
Income tax provision	7,138	–	–

Net loss	$(98,521)	$(181,006)	$(274,320)

Basic and diluted net loss per share	$(1.61)	$(3.05)	$(5.49)

Shares used in computing basic and diluted net loss per share	61,132	59,335	49,983

See accompanying notes

CV THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Par Value
Balances at December 31, 2005	44,858,060	$45	$891,679	$(18,218)	$(812,554)	$38	$60,990
Issuance of common stock related to equity line of credit, net of issuance costs	2,744,118	3	39,782	–	–	–	39,785
Issuance of common stock related to 401(k) contribution	51,922	–	1,304	–	–	–	1,304
Issuance of common stock related to employee stock purchase plan and stock option exercises	731,739	1	5,658	–	–	–	5,659
Issuance of common stock related to follow-on offering, net of issuance costs	10,350,000	10	92,160	–	–	–	92,170
Non-employee stock compensation	–	–	646	–	–	–	646
Issuance of common stock warrant in connection with a leasing transaction	–	–	3,530	–	–	–	3,530
Reclassification of deferred stock-based compensation upon adoption of FAS 123R	–	–	(18,218)	18,218	–	–	–
Employee stock-based compensation	–	–	24,124	–	–	–	24,124
Comprehensive loss:
Net loss	–	–	–	–	(274,320)	–	(274,320)
Change in net unrealized gain on investments	–	–	–	–	–	314	314

Total comprehensive loss							(274,006)

Balances at December 31, 2006	58,735,839	59	1,040,665	–	(1,086,874)	352	(45,798)
Issuance of common stock related to employee stock purchase plan and stock option exercises	1,135,200	1	3,013	–	–	–	3,014
Issuance of common stock related to 401(k) contribution	292,217	–	3,828	–	–	–	3,828
Non-employee stock compensation	–	–	499	–	–	–	499
Employee stock-based compensation	–	–	34,173	–	–	–	34,173
Comprehensive loss:
Net loss	–	–	–	–	(181,006)	–	(181,006)
Change in net unrealized gain on investments	–	–	–	–	–	(108)	(108)

Total comprehensive loss							(181,114)

Balances at December 31, 2007	60,163,256	60	1,082,178	–	(1,267,880)	244	(185,398)
Issuance of common stock related to employee stock purchase plan and stock option exercises	566,963	1	3,719	–	–	–	3,720
Issuance of common stock related to 401(k) contribution	368,944	–	3,232	–	–	–	3,232
Non-employee stock compensation	–	–	444	–	–	–	444
Employee stock-based compensation	275,561	–	15,067	–	–	–	15,067
Issuance of common stock related to milestone achievement	255,219	–	2,500	–	–	–	2,500
Issuance of common stock related to debt conversion	2,007,435	2	35,498	–	–	–	35,500
Comprehensive loss:
Net loss	–	–	–	–	(98,521)	–	(98,521)
Change in net unrealized gain on investments	–	–	–	–	–	1,292	1,292

Total comprehensive loss							(97,229)

Balances at December 31, 2008	63,637,378	$63	$1,142,638	$–	$(1,366,401)	$1,536	$(222,164)

See accompanying notes

CV THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(98,521)	$(181,006)	$(274,320)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	16,889	34,672	24,770
Depreciation and amortization, net	10,715	9,435	7,108
Impairment recognized for unrealized loss on marketable securities	921	40	2,037
Realized loss (gain) on the sale of marketable securities	74	(51)	(118)
Forgiveness of related party notes receivable	43	27	43
Impairment recognized on long-term investment	–	–	94
Write-off of unamortized issuance costs on repurchased convertible debt and induced conversions of debt	1,234	–	–
Loss on debt conversion	8,411	–	–
Gain on repurchase of convertible subordinated notes	(5,962)	–	–
Change in assets and liabilities:
Accounts receivable	(3,134)	(3,727)	(3,527)
Royalty receivable	(5,406)	–	–
Inventories	(3,412)	(7,496)	(15,875)
Prepaid taxes	(8,741)	–	–
Prepaid and other current assets	393	7,577	2,313
Other assets	(9,146)	(57)	(12,580)
Accounts payable	3,379	(8,234)	6,059
Accrued and other liabilities	13,071	(13,257)	(6,232)
Deferred revenue	234,237	(139)	(526)

Net cash provided by (used in) operating activities	155,045	(162,216)	(270,754)

Cash flows from investing activities:
Purchases of marketable securities	(199,113)	(18,954)	(61,689)
Proceeds from sales of marketable securities	20,563	23,038	75,410
Maturities of marketable securities	94,634	162,422	176,364
Capital expenditures	(2,698)	(2,798)	(9,846)
Purchase of long-term investments	(1,000)	–	(4,000)

Net cash provided by (used in) investing activities	(87,614)	163,708	176,239

Cash flows from financing activities:
Change in restricted cash	4,799	6,667	10,111
Proceeds from issuance of common stock through employee stock purchases and stock options	3,720	5,802	6,399
Proceeds from issuance of common stock related to milestone achievement	2,500	–	–
Induced conversions of debt	(8,411)	–	–
Net proceeds from issuance of common stock related to public offering and equity line of credit	–	–	131,955
Repurchase of convertible subordinated notes	(65,808)	–	–

Net cash provided by (used in) financing activities	(63,200)	12,469	148,465

Net increase in cash and cash equivalents	4,231	13,961	53,950
Cash and cash equivalents at beginning of period	91,599	77,638	23,688

Cash and cash equivalents at end of period	$95,830	$91,599	$77,638

Supplemental disclosure of cash flow information
Cash paid for interest	$10,508	$10,984	$10,984
Cash paid for income taxes	$13,971	$–	$–
Supplemental schedule of non-cash investing and financing activities
Conversion of 2.75% convertible subordinated notes to common stock	$35,500	$–	$–
Accrued cost for acquisition of property and equipment	$40	$621	$(80)

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

We currently promote Ranexa® (ranolazine extended-release tablets) or Ranexa in the United States for the treatment of chronic angina. We also receive product royalties for Lexiscan® (regadenoson) injection or Lexiscan®, a selective A2A-adenosine receptor agonist from our collaborative partner.

Reclassifications

Certain reclassifications of prior period amounts have been made to our consolidated financial statements to conform to the current presentation. We have combined line items in the consolidated statements of operations previously separately titled “co-promotion” into “collaboration, milestone and other”

Principles of Consolidation

The consolidated financial statements and accompanying notes include the accounts of CV Therapeutics, Inc., and our wholly owned subsidiary. The functional currency of our wholly-owned subsidiary in the United Kingdom is the U.S. dollar. Foreign currency remeasurement gains and losses are recorded in the consolidated statements of operations in accordance with Statement of Financial Accounting Standards (FAS) No. 52, Foreign Currency Translation. All intercompany transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those assumptions and estimates.

Cash Equivalents and Marketable Securities

We consider all highly liquid debt investments with a maturity from date of purchase of three months or less to be cash equivalents. All other liquid investments are classified as marketable securities.

We invest in marketable debt securities that we consider to be available for use in current operations. Accordingly, we have classified all investments as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date. We classify our investment in debt securities as available-for-sale. Available-for-sale securities are carried at fair value, based upon quoted market prices for these or similar instruments, with unrealized gains and temporary unrealized losses reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). The amortized cost of these securities is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization as well as realized gains and losses are included in interest and other income, net. The cost of securities sold is based on the specific identification method. If we conclude that an other-than-temporary impairment exists, we recognize an impairment charge to reduce the investment to fair value and record the related charge as a reduction of interest and other income, net. In determining whether to recognize an impairment charge, we consider factors such as

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

the length of time and extent to which the fair market value has been below the cost basis, the current financial condition of the investee, the financial condition, future cash flow needs and business outlook for our company and our intent and ability to hold the investment for a sufficient period of time to allow for any anticipated recovery in market value.

Valuation of Investments

We review and analyze our marketable securities portfolio to determine whether declines in the fair value of our marketable securities that were below amortized cost were other-than-temporary. For the years ended December 31, 2008, 2007 and 2006 we recorded a charge of approximately $0.9 million, $0.1 million and $2.0 million, respectively, related to this other-than-temporary impairment.

We carry our investments of debt securities at fair value, estimated as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. In accordance with our investment policy, we diversify our credit risk and invest in debt securities with high credit quality and do not invest in mortgage-backed securities or mortgage loans. We have not recorded losses on our investments of debt securities due to credit or liquidity issues.

Restricted Cash

As of December 31, 2007, restricted cash consisted of the funding of escrow accounts to secure interest payments for our $149.5 million of our 3.25% senior subordinated convertible notes due 2013 (see Note 10). These escrow accounts consisted of held-to-maturity U.S. Treasury securities that were carried at fair market value. As of December 31, 2008, the restricted cash balance was zero.

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

Inventory

We expense costs relating to the production of inventories in the period incurred until such time as we receive an approval letter from the Federal Drug Administration, or FDA, or other regulatory authorities for a new product or product configuration that we commercialize (such as Ranexa), and then we begin to capitalize the subsequent inventory costs relating to that product configuration. Prior to the FDA approval of Ranexa for commercial sale in January 2006 by the FDA, we had expensed all costs associated with the production of Ranexa as research and development, or R&D, expense. Subsequent to receiving approval for Ranexa, we capitalized the subsequent costs of manufacturing the commercial configuration of Ranexa as inventory, including costs to convert existing raw materials to active pharmaceutical ingredient and costs to tablet, package and label previously manufactured inventory whose costs had already been expensed as R&D. Until we sell the inventory for which a portion of the costs were previously expensed, the carrying value of our inventories and our cost of sales will reflect only

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

incremental costs incurred subsequent to the approval date. Inventory which was previously expensed was $2.1 million and $7.4 million as of December 31, 2008 and 2007, respectively. We continue to expense costs associated with non-approved configurations of Ranexa and clinical trial material as R&D expense.

The valuation of inventory requires us to estimate obsolete, expired or excess inventory. Once packaged as finished goods, Ranexa has a shelf life of two to four years depending on the dosage from the date of tablet manufacture. Inventory is stated at the lower of cost or market. Cost is determined using a weighted average approach. Quantities are relieved on a first in first out basis. Our estimate of the net realizable value of our inventories is subject to judgment and estimation. The actual net realizable value of our inventories could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. On a quarterly basis, we analyze our inventory levels to determine whether we have any obsolete, expired or excess inventory. The determination of obsolete, expired or excess inventory requires us to estimate the future demand for Ranexa and consider our manufacturing commitments with third parties. If our current assumptions about future production or inventory levels, demand or competition were to change or if actual market conditions are less favorable than those we have projected, inventory write-downs may be required that could negatively impact our product margins and results of operations. We also review our inventory for quality assurance and quality control issues identified in the manufacturing process and determine if a write-down is necessary.

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

Tooling Costs

Tooling costs related to qualifying a second source vendor are capitalized as part of the effort required to acquire and construct long-lived assets, including readying them for their intended use, and are amortized over the estimated useful life of the asset and charged to cost of sales. These costs are included in “other assets” in the accompanying consolidated balance sheets.

Intangible Assets, net

As of December 31, 2008, intangible assets, which are included in the caption “other assets” in the accompanying consolidated balance sheets, consisted primarily of certain patented technology rights licensed from Roche Palo Alto LLC (formerly Syntex (U.S.A.) Inc.), or Roche, and a technology access fee from PTC Therapeutics Inc., or PTC, (See Note 2, License and Collaboration Agreements). Intangible assets related to licenses are recorded at cost, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, ranging from 1 to 14 years, on a straight-line basis.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

We review our intangible assets for impairment under FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We conduct the impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, an impairment value is calculated as the excess of the carrying value of the asset over the estimate of fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in our use of acquired assets, our overall business strategy, or significant negative industry or economic trends. There were no impairment charges recorded in any of the periods presented.

The recorded value and accumulated amortization of major classes of intangible assets were as follows (in thousands):

	December 31, 2008				December 31, 2007
	Gross Carrying Amount	Addition	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Addition	Accumulated Amortization	Intangible Assets, Net
Patented technology rights	$6,270	$9,000	$(1,750)	$13,520	$6,270	$–	$(897)	$5,373
Technology access fee	6,000	–	(4,400)	1,600	6,000	–	(2,686)	3,314
Other	290	413	(152)	551	290	–	(48)	242

Total	$12,560	$9,413	$(6,302)	$15,671	$12,560	$–	$(3,631)	$8,929

Amortization expense of intangible assets was $2.7 million, $2.2 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The expected future annual amortization expense of intangible assets recorded on our consolidated balance sheet as of December 31, 2008 is as follows, assuming no impairment charges (in thousands):

Year Ended December 31,	Amortization Expense
2009	$3,020
2010	1,419
2011	1,386
2012	1,367
2013	1,313
Thereafter	7,166

$15,671

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

Comprehensive Loss

Comprehensive loss consists of net loss plus the changes in unrealized gains and losses on marketable securities. At each balance sheet date presented, our accumulated other comprehensive income consists solely of unrealized gains on marketable securities. Comprehensive loss for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net loss	$(98,521)	$(181,006)	$(274,320)
Decrease (increase) in unrealized losses on marketable securities	297	(97)	(1,605)
Reclassification adjustment for (gains) losses on marketable securities recognized in earnings	995	(11)	1,919

Comprehensive loss	$(97,229)	$(181,114)	$(274,006)

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

We are also subject to credit risk from our accounts receivable related to our product sales. All product sales are currently derived from our lead approved product, Ranexa, and were made to customers within the United States.

The following table summarizes revenues from our customers who individually accounted for 10% or more of our Ranexa gross product sales for the years ended December 31, 2008, 2007 and 2006 (as a percentage of Ranexa gross product sales):

	Years Ended December 31,
	2008	2007	2006
McKesson Corporation	40%	42%	40%
Cardinal Health, Inc.	32%	31%	34%
AmerisourceBergen Corporation	21%	20%	19%

The following table summarizes outstanding accounts receivable from our customers who individually accounted for 10% or more of our Ranexa accounts receivable (as a percentage of Ranexa accounts receivable from product sales):

	December 31,
	2008	2007
McKesson Corporation	47%	41%
Cardinal Health, Inc.	27%	28%
AmerisourceBergen Corporation	20%	23%

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

Product Sales

We recognize revenue for product sales in accordance with Securities and Exchange Commission or, SEC, Staff Accounting Bulletin 104, or SAB 104, Revenue Recognition. We recognize revenue for sales when substantially all the risks and rewards of ownership have transferred to our customers who are wholesale distributors, which generally occurs on the date of shipment. Product sales are recognized as revenue when there is persuasive evidence an arrangement exists, delivery to the wholesale distributor has occurred, title has transferred to the wholesale distributor, the price is fixed or determinable and collectibility is reasonably assured. For arrangements where the revenue recognition criteria are not met, we defer the recognition of revenue until such time that all criteria under the provision are met.

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

•

Revenues for research activities are recognized as the related research efforts are performed. These consist of cost-sharing payments received from collaborative partners for a proportionate share of our and our partner’s combined R&D expenditures pursuant to the related collaboration agreement.

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

Product Returns

Our product returns allowance is primarily based on estimates of future product returns over the period during which wholesale distributors have a right of return, which in turn is based in part on estimates of the remaining shelf life of our product. Once packaged as finished goods, Ranexa has a shelf life of two to four years depending on from the date of tablet manufacture. We allow wholesale distributors and pharmacies to return unused product

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

stock that is within six months before and up to one year after its expiration date for a credit at the then-current wholesale price. At the time of sale, we estimate the quantity and value of goods that may ultimately be returned pursuant to these rights.

We estimate future product returns based on our historical return experience and the industry trends for other products with similar characteristics and similar return policies. Our actual experience and the qualitative factors that we use to determine the necessary reserve for product returns are susceptible to change based on unforeseen events and uncertainties. To date, our returns to date have been minimal, and future true-ups may be required. For example, in the year ended December 31, 2007, we reduced our estimate for future product returns for the Ranexa 500 mg product, which resulted in our recognizing an additional $1.1 million of net revenue for the year ended December 31, 2007 relating to amounts previously recorded in 2006 and the first half of 2007. We will continue to assess the trends that could affect our estimates and make changes to the allowance each reporting period as needed.

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

The following table summarizes revenue allowance activity for the years ended December 31, 2006, 2007 and 2008 (in thousands):

	Contract Sales Discounts (1)	Product Returns (2)	Cash Discounts	Total
Balance at December 31, 2005	$–	$–	$–	$–
Revenue allowances:
Current period	(2,551)	(894)	(459)	(3,904)
Payments and credits	1,233	–	343	1,576

Balance at December 31, 2006	(1,318)	(894)	(116)	(2,328)
Revenue allowances:
Current period	(9,628)	(2,291)	(1,581)	(13,500)
Payments and credits	5,874	–	1,485	7,359
Adjustment related to 2006 (3)	–	433	–	433
Current period adjustment (3)	–	661	–	661

Balance at December 31, 2007	(5,072)	(2,091)	(212)	(7,375)
Revenue allowances:
Current period	(17,327)	(3,013)	(2,644)	(22,984)
Payments and credits	14,751	174	2,522	17,447

Balance at December 31, 2008	$(7,648)	$(4,930)	$(334)	$(12,912)

(1)	Includes certain customary launch related discounts, managed care rebates, Medicaid rebates, chargebacks and distributor discounts
(2)	Reserve for return of expired products
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

Research and Development Expenses and Accruals

R&D expenses include personnel and facility related expenses, outside contract services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. R&D costs are expensed as incurred. In instances where we enter into agreements with third parties for clinical trials, manufacturing and process development, research and other consulting activities, costs are expensed as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

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

Advertising Costs

All costs associated with advertising are expensed in the year incurred. Advertising expense for the years ended December 31, 2008, 2007 and 2006 were $4.4 million, $0.8 million and $1.5 million, respectively.

Net Loss Per Share

In accordance with FAS 128, Earnings Per Share, or FAS 128, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during each period. Our calculation of diluted net loss per share excludes potentially dilutive shares, as these shares were antidilutive for all periods presented. Our calculation of diluted net loss per share may be affected in future periods by dilutive impact of our outstanding stock options, restricted stock units, stock appreciation rights, warrants or by our convertible notes and debentures.

Fair Value of Financial Instruments

The fair value of our financial instruments reflects the amounts that we estimate would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in these financial statements reflect the information available to us as of the balance sheet dates presented.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

Segments

We operate in one segment, as defined in accordance with FAS 131 Disclosures about Segments of an Enterprise and Related Information. For the years ended December 31, 2008, 2007 and 2006, all revenue recognized was from customers within the United States with the exception of $1.9 million in license revenue recognized under our agreement with Menarini International Operations Luxembourg SA, or Menarini, in the year ended December 31, 2008, which was from Europe.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2. FSP 157-2 delays the effective date of Fair Value Measurements, or FAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have applied the provisions of FAS 157 to financial assets and liabilities prospectively as of January 1, 2008. We will be required to apply the provisions of FAS 157 to nonfinancial assets and nonfinancial liabilities as of January 1, 2009 and are currently evaluating the impact of the application of FAS 157 as it pertains to these items.

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

2.    License and Collaboration Agreements

Ranexa Product Rights

Under our license agreement, as amended, relating to ranolazine with Roche, we paid an initial license fee, and are obligated to make certain payments to Roche upon receipt of the first and second product approvals for Ranexa in any of the following major market countries: France, Germany, Italy, the United States and the United Kingdom. In February 2006, we paid $11.0 million to Roche in accordance with this agreement, of which $0.9 million was capitalized as an other non-current asset on our consolidated balance sheets. The $0.9 million is being amortized over its useful patent life, which is approximately 13 years and expires in May 2019. In July 2008, we received marketing authorization from the EMEA for ranolazine in all 27 European Union member states. This approval followed a positive opinion from the EMEA Committee for Medicinal Products for Human Use, or CHMP, in April 2008. Under our license agreement with Roche, we were required to make a $9.0 million payment to Roche within 30 days of this approval, which we paid in August 2008. This amount was capitalized as a non-current asset on our consolidated balance sheets and is being amortized over its useful patent life, which is approximately 11 years, expiring in September 2019.

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

Under our license and settlement agreement with another vendor, certain amounts were due to them upon the approval of Ranexa by the FDA for the manufacture of ranolazine’s active pharmaceutical ingredient (ranolazine API). Upon FDA approval of Ranexa, we were required to pay a $5.0 million milestone and fees based upon the amount of ranolazine API manufactured prior to product approval. In exchange for these payments, we received a worldwide, royalty-free, nonexclusive perpetual license to use and practice certain proprietary technology for the purpose of making and having made ranolazine API. In January 2006, we paid this $5.0 million milestone to this vendor and have capitalized this amount as an other non-current asset on our consolidated balance sheets. We are amortizing the asset over its useful patent life which is approximately 13 years and expires in May 2019. We are obligated to pay this vendor $4 per kilogram on future ranolazine API manufactured until the total amount paid (including the previously paid $5.0 million) reaches $12.0 million. As of December 31, 2008, we have paid $5.6 million to this vendor.

Amortization expense for these products rights, for the years ended December 31, 2008, 2007 and 2006 were $0.9 million, $0.5 million and $0.4 million, respectively. The expected future annual amortization related to these product rights is approximately $1.3 million per year through 2019.

Menarini International Operations Luxembourg SA

In September 2008, we entered into an agreement with Menarini granting Menarini exclusive rights to Ranexa in the European Union and other specified countries. The licensed territory encompasses 68 countries, including the 27 member states of the European Union, Russia and the other member states of the Commonwealth of Independent States, and select countries in Central and South America. The term of the agreement expires on a country-by-country basis upon the later to occur of ten years from the first commercial sale date of Ranexa in the country or the expiration of the last valid claim in the licensed patents covering ranolazine in the country.

The agreement included an upfront payment of $70.0 million by Menarini in consideration of rights granted and in recognition of the R&D investments made by us for Ranexa. The payment was received in September 2008 and was recorded as deferred revenue on our consolidated balance sheets. Revenue will be recognized ratably over the period of continuing involvement, which is the manufacturing supply agreement that continues through the contractual term of the agreement. The period of continued involvement is expected to span until September 2019, which coincides with the end of the patent period and the end of our obligation period. For the year ended December 31, 2008, we recognized $1.9 million of license revenue related to the ratable recognition of the $70.0 million upfront payment.

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

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    License and Collaboration Agreements (Continued)

Astellas Pharma US

In July 2000, we entered into a collaboration agreement with Astellas US LLC (formerly Fujisawa Healthcare, Inc.), or Astellas, to develop and market second generation pharmacologic myocardial perfusion imaging stress agents. Under this agreement, Astellas received exclusive North American rights to regadenoson, a short acting selective A2A-adenosine receptor agonist, and to a backup compound. We received $10.0 million from Astellas consisting of a $6.0 million up-front payment, which was recognized as revenue over the expected development term of the agreement, and $4.0 million for the sale of our common stock. In addition, Astellas reimburses us for 75% of our development costs and we reimburse Astellas for 25% of their development costs. Collaborative research revenues for the reimbursement of development costs for this collaboration were $0.8 million, $6.9 million, and $12.7 million for 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, less than $0.1 million and $1.1 million, respectively, was due from Astellas for reimbursement of our development costs.

Astellas may terminate the agreement for any reason on 90 days written notice. In addition, we or Astellas may terminate the agreement in the event of material uncured breach, or bankruptcy or insolvency.

In June 2006, we and Astellas entered into a second amendment to the collaboration and license agreement, effective as of January 1, 2006. The second amendment provides that we would conduct certain agreed-upon additional clinical trials of the licensed compound regadenoson on terms and conditions different than those applicable to the clinical trials not covered by the amendment. We agree to provide Astellas with all data pertaining to the additional trials and Astellas agreed to reimburse us for 100% of the development costs we incur with respect to the additional trials. We recognized less than $0.1 million, $1.0 million and $2.7 million of collaborative research revenue for this collaboration for the years ended December 31, 2008, 2007 and 2006, respectively, related to these trials. As of December 31, 2007 $0.1 million, was due from Astellas related to these trials. As of December 31, 2008, no amount was due.

In April 2008, we received FDA approval of Lexiscan® for use as a pharmacologic stress agent in myocardial perfusion imaging studies in patients unable to undergo adequate exercise stress. As a result of reaching this milestone, in April 2008, we received a $12.0 million milestone payment from Astellas. Under the terms of our collaborative agreement with Astellas, the product is marketed by Astellas and was launched in June 2008 in the United States. In the year ended December 31, 2008, we recognized $4.7 million of royalty revenue from Astellas related to sales of Lexiscan®.

TPG-Axon Capital

In April 2008, we entered into an asset sale and purchase agreement, or the TPG-Axon Agreement, with an affiliate of TPG-Axon Capital, or TPG-Axon. Under the TPG-Axon Agreement, TPG-Axon received transferable rights (subject to the terms of the TPG-Axon Agreement) to 50% of our future royalty on North American sales of Lexiscan® under the terms of our agreement with Astellas. We received an upfront payment of $175.0 million on the closing date and received an additional milestone payment of $10.0 million in June 2008 when Lexiscan® was launched in the United States. We retain rights to the other 50% of future royalty revenue from North American Lexiscan® sales as well as the rights to a royalty on another product of Astellas.

Due to the continuing obligations, we have under the TPG-Axon Agreement, we deferred the $175.0 million in proceeds received from TPG-Axon and will recognize the revenue ratably over the period of our continuing involvement, which is expected to continue until March 2022 (which coincides with the end of the patent term, as extended, and the end of our obligation period). For the year ended December 31, 2008, we recognized $8.9 million of royalty revenue related to the upfront payment. The additional $10.0 million milestone received from

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    License and Collaboration Agreements (Continued)

TPG-Axon in June 2008 was contingent on the launch of Lexiscan® in the United States, occurring with a specified time period, which was at risk based on the information available to us when we entered into the TPG-Axon Agreement. The milestone is nonrefundable, and was not dependent upon future activities or the achievement of any future milestones. The milestone payment of $10.0 million was recognized as collaboration, milestone and other revenue in the second quarter of 2008.

Biogen Idec, Inc

In March 1997, we entered into collaboration agreement with Biogen, Inc. (predecessor-in-interest to Biogen Idec, Inc.), or Biogen Idec, and its subsidiary, Biotech Manufacturing Limited, or BML. The agreement granted Biogen Idec and BML exclusive worldwide rights to develop and commercialize Adentri® (Biogen Idec received North American rights and BML received rights in the rest of world). Under the agreements, we could receive milestone payments and equity investments upon achievements of certain development milestones. In August 2008, we received notification from Biogen Idec that it had entered the first patient in a Phase 3 study which triggered two milestone payments: (i) a $3.0 million cash payment and (ii) a $2.5 million equity investment in our common stock. We received the $3.0 million in September 2008 which was recorded as collaboration, milestone and other revenue in the year ended December 31, 2008. Upon receipt of the $2.5 million in September 2008, we issued 255,219 shares of our common stock to Biogen Idec.

In June 1994, we entered into a license agreement with the University of Florida Research Foundation, Inc., or UFRFI, to license Adentri®. The agreement provides that we will pay license fees, royalties and sublicense fees to UFRFI of 12.5% of all sublicense fees received by us. Upon notification from Biogen Idec of the entrance of its first patient in a Phase 3 trial, we owed UFRFI $0.4 million. The payment to UFRFI was made in September 2008 and the amount was expensed as R&D expense.

PTC Therapeutics, Inc.

In June 2006, we entered into a collaboration and license agreement with PTC for the development of orally bioavailable small-molecule compounds identified through the application of PTC’s proprietary Gene Expression Modulation by Small Molecules technology. Pursuant to the collaboration and license agreement, we and PTC will collaborate on jointly selected therapeutic targets and on the discovery of potential clinical candidate small-molecule compounds that act upon such targets. The research term of the collaboration and license agreement is 42 months. For the years ended December 31, 2008, 2007 and 2006, we recognized $0.3 million, $0.5 million and $0.2 million, respectively, of revenue related to this collaboration.

In June 2006, we made an initial payment to PTC of $10.0 million, consisting of an upfront non-refundable cash payment of $2.0 million, a forgivable loan of $4.0 million, and a $4.0 million convertible note receivable, which has been recorded in other non-current assets. For accounting purposes, we have aggregated the upfront non-refundable cash payment of $2.0 million and the forgivable loan of $4.0 million and consider this to represent a $6.0 million fee for the access to the PTC’s technology. The $6.0 million access fee will be amortized over the research term of the collaboration. As of December 31, 2008, a total of $4.4 million has been amortized. The forgivable loan was forgiven over the course of the research term as follows: on August 6, 2007 and October 6, 2008, $2.0 million in aggregate principal amount, together with all accrued but unpaid interest to that anniversary date, was forgiven. The forgivable loan, in the principal amount of $4.0 million, bears interest at an annual rate of 4.85%, compounded annually, and was forgiven on October 6, 2008. The convertible note receivable was convertible into PTC equity when PTC completes an initial public offering or a qualified private placement prior to the loan’s maturity. In September 2007, PTC completed a Series F financing which triggered the conversion of our convertible note into shares of Series F preferred stock of PTC. On the date of closing of

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    License and Collaboration Agreements (Continued)

this conversion, we held a convertible note balance of $ 4.0 million and $0.2 million of accrued interest, which converted to 265,503 shares of PTC’s Series F preferred stock. PTC retains the option to co-fund further R&D on any targets licensed by us in return for increased royalties or co-promotion rights. In addition, PTC may develop and commercialize compounds that are active against any target that is not licensed by us, and PTC may be obligated to pay us royalties on worldwide net sales of any such PTC products.

Medlogics Device Corporation

In 2007, we entered into an agreement with Medlogics Device Corporation or Medlogics under which Medlogics licensed our proprietary biopolymer stent coating technology to develop a drug eluting stent. In connection with this arrangement, we received Medlogics stock and are entitled to additional Medlogics stock on achievement of a development milestone, as well as royalties and other potential payments on future sales of any products incorporating the technology. Because we could not determine the fair value of the license granted or the common stock received within reasonable limits, we recorded this transaction based upon the cost basis of the license granted, which was zero. As a result, no revenue, gain or loss was recorded in 2007 or 2008.

Solvay Pharmaceuticals, Inc.

In December 2004, we entered into an agreement with Solvay Pharmaceuticals, Inc., or Solvay Pharmaceuticals, to co-promote ACEON® (perindopril erbumine) Tablets, an angiotensin-converting enzyme inhibitor, or ACE inhibitor, in the United States. Under the agreement, we were responsible for brand marketing activities and for establishing a cardiovascular specialty sales force to promote the product. Under the agreement, Solvay Pharmaceuticals continued to handle the manufacturing and distribution of the product, and its primary care sales force continued to promote the product.

In October 2006, we signed a letter agreement with Solvay Pharmaceuticals that, among other things, terminated our co-promotion agreement with Solvay Pharmaceuticals relating to ACEON®, effective as of November 1, 2006, and we ceased all commercial activities relating to ACEON®.

For the year ended December 31, 2006, we have recognized $1.4 million of revenue related to this agreement.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Marketable Securities

The following is a summary of marketable securities at December 31, 2008 and 2007:

December 31, 2008	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$83,461	$–	$–	$83,461
Commercial paper	11,451	14	–	11,465

	$94,912	$14	$–	$94,926

Marketable securities:
Commercial paper	$1,694	$5	$–	$1,699
Government sponsored enterprise securities	123,253	1,182	–	124,435
Asset backed securities	6,059	3	–	6,062
Corporate bonds	35,002	332	–	35,334

	$166,008	$1,522	$–	$167,530

December 31, 2007	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$51,205	$–	$–	$51,205
Commercial paper	39,156	18	–	39,174

	$90,361	$18	$–	$90,379

Marketable securities:
U.S. government securities	$5,368	$1	$–	$5,369
Government sponsored enterprise securities	21,401	95	–	21,496
Asset backed securities	7,877	14	–	7,891
Corporate bonds	47,775	115	–	47,890

	$82,421	$225	$–	$82,646

As of December 31, 2008, we had marketable securities with maturities of one year or less of $238.6 million and maturities of one to five years of $23.9 million.

Realized gains on marketable securities included in the consolidated statements of operations were less than $0.1 million, $0.1 million and $0.2 million for 2008, 2007 and 2006, respectively. Realized losses were $0.1 million for both 2008 and 2006. There were no realized losses in 2007.

4.    Fair Value Measurements

On January 1, 2008, we adopted FAS 157 which established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. FAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value. For assets and liabilities that are already required to be disclosed at fair value, FAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Fair Value Measurements (Continued)

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

In accordance with FAS 157, the following table represents our fair value hierarchy for financial assets (cash equivalents, investments and other assets) and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$83,461	$–	$–	$83,461
Commercial paper	–	13,164	–	13,164
U.S. government sponsored enterprise securities	–	124,435	–	124,435
Asset backed securities	–	6,062	–	6,062
Corporate bonds	–	35,334	–	35,334
Long-term incentive plan (1)		770		770

Total financial assets	$83,461	$179,765	$–	$263,226

	Level 1	Level 2	Level 3	Total
Liabilities:
Long-term incentive plan (1)	$–	$770	$–	$770

(1)	We also have a long-term incentive plan for certain employees in which we are the trustee. All company contributions are distributable only upon certain specified future events, such as the participant’s retirement, disability, death, or termination of employment with us, the participant’s election of an in-service distribution or a change of control of CVT, pursuant to the terms of the plan. Financial instruments in the plan consists of money market funds, corporate bonds and mutual funds.

We review and analyze our market securities portfolio to determine whether declines in the fair value of individual marketable securities that were below amortized cost are other-than-temporary. We evaluate, among other factors, the duration and extent to which the fair value has been less than the amortized cost; the financial condition and business outlook of our company, including future cash flow needs; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery of fair value to its amortized cost. As a result of increased volatility and instability within the financial markets in 2008, we experienced an increase in unrealized losses in our investment portfolio. After consideration of the scheduled maturities in our investment portfolio, our policies with respect to the concentration of investments with issuers or within industries, and our forecasted needs to support our operations, we concluded that we did not have the ability to ensure that we will hold all of the impaired securities for a period of time sufficient to recover their cost basis. As of each impairment assessment, management did not determine which individual securities we would sell in order to meet our future cash requirements. As a result, we determined that all individual marketable securities in our portfolio with fair values below amortized cost were other-than-temporarily impaired. Accordingly, we recorded

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Fair Value Measurements (Continued)

a non-cash impairment charge of approximately $0.9 million, $0.1 million and $2.0 million as an offset to interest and other income, net for the years ended December 31, 2008, 2007 and 2006, respectively, to write down the carrying value of these securities to fair value.

We also hold non-marketable investments in privately held companies with a carrying value of approximately $7.2 million as of December 31, 2008. These investments are carried at cost less impairment to fair value when applicable. The valuation of these non-marketable equity securities is based upon significant unobservable inputs. Our estimation process for the valuation of these securities includes reviewing the current financial statements of our investees, evaluating the financial resources of the investee to sustain their current level of operations for at least the near term, inquiring about planned financing activities, monitoring the investees achievement of business plan objectives or milestones, and reviewing any other developments that would impact the valuation of our investment. In estimating the fair value of our non-marketable investments, we also evaluate prices of new rounds of financing if available.

5.    Inventories

The components of inventory were as follows (in thousands):

	December 31,
	2008	2007
	(in thousands)
Raw materials	$1,630	$2,469
Work in progress	24,378	17,960
Finished goods	775	2,942

	$26,783	$23,371

The total stock-based compensation expense capitalized to inventory was approximately $0.1 million and $0.3 million for the years ended December 31, 2008 and 2007, respectively.

6.    Property and Equipment

Property and equipment are recorded at cost and consist of the following:

	December 31,
	2008	2007
	(in thousands)
Machinery and equipment	$34,357	$32,170
Furniture and fixtures	3,183	2,996
Construction in progress	523	315
Leasehold improvements	18,626	18,516

	56,689	53,997
Less accumulated depreciation and amortization	(41,412)	(34,866)

	$15,277	$19,131

Depreciation expense was $4.6 million, $4.9 million and $4.8 million for 2008, 2007 and 2006, respectively. Amortization expense for leasehold improvements was $1.9 million, $2.1 million and $1.5 million for 2008, 2007 and 2006, respectively.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2008	2007
	(in thousands)
Interest	$2,277	$2,588
Marketing and promotional costs	6,514	2,828
Compensation	18,976	14,927
Clinical trial costs	653	729
Product sales related discounts, rebates and royalties	10,094	6,690
Research and development related costs	3,616	3,679
Other	7,626	5,227

	$49,756	$36,668

8.    Restructuring Charges

In May 2007, we initiated a restructuring plan to lower annual operating expenses that included the elimination of 138 positions, of which 85 were part of the field sales organization and 53 were part of Palo Alto headquarters. In addition, we incurred charges related to contract termination and other restructuring related charges such as professional fees.

In September 2007, we recorded an additional restructuring charge of $1.5 million related to a sublease of excess leased office space. In August 2007, we entered into a sublease agreement with a third party to sublease a portion of one of our Palo Alto buildings. The sublease had a two year term that began September 1, 2007. The restructuring amount represents the fair value of the lease payments and expenses less sublease income through August 2009. In February 2009 we agreed to an early termination of the sublease with the sublessee. We plan to reoccupy the space upon the surrender of the subleased premises by the sublessee.

The following table summarizes the accrual balance and utilization by cost type for the restructuring (in thousands):

	Excess Facilities Costs	Employee Severance and Benefits	Other Restructuring Costs*	Total
Restructuring charges accrued	$1,517	$4,291	$1,076	$6,884
Cash payments, less sublease payments received	(253)	(4,166)	(1,073)	(5,492)
Adjustments	–	(121)	–	(121)

Balance as of December 31, 2007	$1,264	$4	$3	$1,271
Cash payments, less sublease payments received	(758)	–	–	(758)
Adjustments	–	(4)	(3)	(7)

Balance as of December 31, 2008	$506	$–	$–	$506

*	Other restructuring costs include contract termination fees in 2007.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Commitments

Operating Leases

We have noncancelable operating leases related to our facilities. Most of our lease agreements include renewal periods at our option. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space for construction and other purposes. As of December 31, 2008, these leases expire between April 2012 and April 2016. One of the leases is secured by a $6.0 million irrevocable letter of credit. As security for this letter of credit, we are obligated to maintain $6.0 million in compensating balances in deposit with the counterparty. Because the compensating balance is not restricted as to withdrawal, it is not classified as restricted cash in our consolidated balance sheets.

In January 2006, we extended the lease on our Porter Drive buildings in Palo Alto, California. The lease term was extended to April 2016 with an option to renew for nine years, and the lease provided for net rent reductions of $3.7 million over five years in return for the issuance of warrants to the landlord and the ground lessor to purchase an aggregate total of 200,000 shares of our common stock at a price of $24.04. The warrant was valued using the Black-Scholes model, assuming a term of ten years, a risk-free interest rate of 4.4% and volatility of 61%. We are accounting for the value of the warrant as rent expense over the life of the lease.

In August 2007, we entered into a sublease agreement with a third party to sublease a portion of one of our Palo Alto buildings. The sublease has a two year term that began September 1, 2007. In February 2009, we agreed to an early termination of the sublease with the sub lessee. Under the agreement we received $0.4 million of minimum payments in 2008 and expect to receive future minimum payments of $0.1 million in 2009, which offsets the rent expense below.

Rent expense for the years ended December 31, 2008, 2007, and 2006 was $12.1 million, $12.8 million and $13.3 million, respectively. As of December 31, 2008, minimum payments under operating lease arrangements were as follows (in thousands):

2009	$13,189
2010	15,216
2011	15,363
2012	8,362
2013	4,278
Thereafter	9,982

$66,390

Manufacturing and Other Obligations

We have entered into manufacturing supply and other arrangements, under which we have non-cancelable orders and minimum commitments related to the manufacturing and marketing of Ranexa. Our minimum payments as of December 31, 2008 under these agreements were as follows (in thousands):

2009	$28,051
2010	245

$28,296

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Convertible Subordinated Notes

Convertible subordinated notes consist of the following:

	December 31,
	2008	2007
	(in thousands)
2.0% Senior Subordinated Convertible Debentures Due 2023	$39,730	$100,000
2.75% Senior Subordinated Convertible Notes Due 2012	103,000	150,000
3.25% Senior Subordinated Convertible Notes Due 2013	149,500	149,500

	$292,230	$399,500

2.0% Senior Subordinated Convertible Debentures Due 2023

In June 2003, we completed a private placement of $100.0 million aggregate principal amount of 2.0% senior subordinated convertible debentures due May 16, 2023. The holders of the debentures, at their option, may require us to purchase all or a portion of their debentures on May 16, 2010, May 16, 2013 and May 16, 2018, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. The debentures are unsecured and subordinated in right of payment to all existing and future senior debt, as defined in the indenture governing the debentures, equal in right of payment to our future senior subordinated debt and senior in right of payment to our existing and future subordinated debt. We are required to pay interest semi-annually on May 16 and November 16 of each year. The initial conversion rate of the debentures, which is subject to adjustment in certain circumstances, is 21.0172 shares of common stock per $1,000 principal amount of debentures, which is equivalent to an initial conversion price of $47.58 per share. The conversion rate and conversion price are subject to adjustment in certain circumstances. If on May 16, 2010, or May 16, 2013, or May 16, 2018, which are the dates on which the holders of the debentures may require us to purchase all or a potion of their debentures, our stock price is less than the then-applicable conversion price per share, we would expect the holders of the debentures to require us to purchase all or a portion of their debentures, for the purchase price described above. In such event we would be able to elect to repurchase the debentures in cash, or in whole or in part in common stock. In addition, we may, at our option, redeem all or a portion of the debentures in cash at any time at pre-determined prices from 101.143% to 100.000% of the face value of the debentures per $1,000 of principal amount, plus accrued and unpaid interest to the date of redemption. We can elect to settle these debentures with shares of common stock or cash at our option. During the year ended December 31, 2008, we repurchased $60.3 million of 2.0% senior subordinated convertible debentures for $56.5 million in cash of which $0.2 million was related to accrued interest. In connection with the debt repurchases, we also recognized a gain of $3.9 million which was recorded in interest income and other, net in our consolidated statements of operations.

At December 31, 2008, we have reserved 835,015 shares of common stock for issuance upon conversion of the debentures. We incurred issuance costs related to this private placement of approximately $3.4 million, which have been recorded as other assets and are being amortized to interest expense ratably over the life of the debentures. During the year ended December 31, 2008, $0.6 million of these issuance costs have been written off and recorded to interest expense in our consolidated statements of operations as a result of the convertible debt repurchases. Holders may convert their debentures into shares of our common stock only under any of the following circumstances: (i) during any calendar quarter if the sale price of our common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, is greater than or equal to 120% of the conversion price per share of our common stock, (ii) during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 97% of the product of the sale price of our common

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Convertible Subordinated Notes (Continued)

stock and the conversion rate on each such day, (iii) if the debentures have been called for redemption by us, or (iv) upon the occurrence of specified corporate transactions.

The fair value of our senior subordinated convertible debentures, based on the estimated market price of a market maker for the debentures at December 31, 2008, was approximately $35.2 million.

2.75% Senior Subordinated Convertible Notes Due 2012

In May and June 2004, we sold $150.0 million aggregate principal amount of 2.75% senior subordinated convertible notes due 2012 through a private placement to qualified institutional buyers in reliance on Rule 144A. The net proceeds to us were approximately $145.2 million, which was net of the initial purchasers’ discount of $4.5 million and approximately $0.3 million in legal, accounting and printing expenses. Costs relating to the issuances of these notes were capitalized and are being amortized ratably over the term of the debt. The notes are unsecured and subordinated to all of our existing and future senior debt, equal in right of payment with our existing and future senior subordinated debt, and senior in right of payment to our existing and future subordinated debt. We are required to pay interest semi-annually on May 16 and November 16 of each year. The notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of our common stock. The notes are convertible at a conversion rate of 56.5475 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $17.68 per share. At December 31, 2008, we have reserved 5,824,395 shares of common stock for issuance upon conversion of the notes. We may redeem some or all of the notes for cash at any time on or after May 20, 2009 at specified redemption prices, together with accrued and unpaid interest. A portion of the net proceeds from the offering were used to repurchase approximately $116.6 million principal amount of our 4.75% convertible subordinated notes due 2007 and to fund the interest escrow account. As of December 31, 2007, the restricted cash balance related to the interest escrow account was zero. We can elect to settle these notes with shares of common stock or cash at our option.

During the year ended December 31, 2008, we exchanged $35.5 million of the subordinated convertible notes and issued 2,007,435 shares of our common stock, which is the number of shares the notes would have been converted into at the original conversion rate, and used $8.5 million in cash of which $0.1 million was related to accrued interest. These transactions resulted in a loss on debt conversion of $8.4 million which was recorded in interest income and other, net in our consolidated statements of operations. Also, during 2008, we repurchased $11.5 million of the subordinated convertible notes for $9.6 million in cash of which $0.1 million was related to accrued interest. In connection with the debt repurchases, we recognized a gain from these repurchases of $2.0 million, which was recorded in interest income and other, net in our consolidated statements of operations. In connection with these repurchases and conversions, we wrote off $0.7 million of debt offering costs which was recorded to interest expense in our consolidated statements of operations.

The fair value of our senior subordinated convertible notes, based on the market price for the notes at December 31, 2008, was approximately $73.5 million.

3.25% Senior Subordinated Convertible Notes Due 2013

In July 2005, we sold $149.5 million aggregate principal amount of 3.25% senior subordinated convertible notes due 2013. The net proceeds to us were approximately $144.7 million, which was net of the initial purchasers’ discount of $4.5 million and approximately $0.3 million in legal, accounting and printing expenses. Costs relating to the issuances of these notes were capitalized and are being amortized ratably over the term of the debt. The notes are unsecured and subordinated to all of our existing and future senior debt, equal in right of payment with our existing and future senior subordinated debt, and senior in right of payment to our existing and future

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Convertible Subordinated Notes (Continued)

subordinated debt. We are required to pay interest semi-annually on February 16 and August 16 of each year. We used approximately $14.2 million of the net proceeds from the convertible note offering to fund an escrow account to provide security for the first six scheduled interest payments on the notes. As of December 31, 2008, the balance in restricted cash was zero. The notes are convertible, at the option of the holder, at any time prior to maturity, at a conversion rate of 37.037 shares per $1,000 principal amount of notes, which is equal to a conversion price of approximately $27.00 per share, subject to adjustment. At December 31, 2008, we have reserved 5,537,032 shares of common stock for issuance upon conversion of the notes. We may redeem some or all of the notes for cash at any time on or after August 20, 2010 at specified redemption prices, together with accrued and unpaid interest.

The fair value of our senior subordinated convertible notes, based on the market price for the notes at December 31, 2008, was approximately $95.5 million.

11.    Related Party Transactions

Loans to non-executive officers and employees aggregating $0.2 million were outstanding at December 31, 2007. These loans bear interest at 3.65% to 5.07% per annum. and are secured by secondary deeds of trust on real estate. No loans to non-executive officers or employees were outstanding as of December 31, 2008.

12.    Contingencies

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

13.    Stockholders’ Equity

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

Significant Equity Transactions

In April 2006, we entered into a common stock purchase agreement with Azimuth which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $200.0 million of our common stock, or 9,010,404 shares, whichever occurs first, at a discount of 3.8% to 5.8%

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Stockholders’ Equity (Continued)

of the daily volume weighted average price of our common stock, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement ends May 1, 2009, and in 2006 Azimuth purchased an aggregate of 2,744,118 shares for proceeds, net of issuance costs, of approximately $39.8 million under the purchase agreement. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one fifth of one percent of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $10 per share. Assuming that all 6,266,286 shares remaining for sale under the purchase agreement were sold at the $9.21 closing price of our common stock on December 31, 2008, the additional aggregate net proceeds, assuming the largest possible discount, that we could receive under the purchase agreement with Azimuth would be approximately $54.3 million.

In August 2006, we completed a public offering of common stock and sold 10,350,000 shares of common stock at a per share price of $9.50 for net proceeds of $92.2 million.

In December 2008, we exchanged $35.5 million of our 2.75% senior convertible notes due 2012 for cash and common stock and issued 2,007,435 shares of common stock which is the number of shares the notes would have converted into using the original conversion rate, as specified in the agreement.

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

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan or Purchase Plan currently provides that the number of shares of common stock reserved for issuance under the Purchase Plan shall, on the day after each annual meeting of the Company’s stockholders for five years beginning with the annual meeting in 2009 and continuing through and including the annual meeting in 2013, be increased automatically by the lesser of (a) 500,000 shares of common stock or (b) a number of shares of common stock as determined by the Board. Under the terms of the Purchase Plan, eligible employees may purchase shares of our common stock at quarterly intervals through their periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of our common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of our common stock on each purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with us. The maximum aggregate number of shares that may be purchased by all eligible employees on any quarterly purchase date is 125,000 shares of our common stock. If the aggregate purchase of shares on any quarterly purchase date would exceed such maximum aggregate number, the Board (or a duly authorized committee of the Board) shall make a pro rata allocation of the shares available to all eligible employees on such purchase date in as nearly a uniform manner as shall be practicable and as it shall deem to be equitable. As of December 31, 2008, we have reserved 328,226 shares for issuance under the Purchase Plan.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Stockholders’ Equity (Continued)

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

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Stockholders’ Equity (Continued)

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

2004 Employee Commencement Incentive Plan

In December 2004, the board of directors approved the 2004 Employee Commencement Incentive Plan or Commencement Plan, which provides for the grant of nonstatutory stock options, restricted stock awards and restricted stock units, referred to collectively as awards. The awards granted pursuant to the Commencement Plan are intended to be stand-alone inducement awards pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). The Commencement Plan is not subject to the approval of the our stockholders. Any employee who has not previously been an employee or director of the Company or an affiliate, or following a bona fide period of non-employment by the Company or an affiliate, is eligible to participate in the Commencement Plan only if he

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Stockholders’ Equity (Continued)

or she is granted an award in connection with his or her commencement of employment with the Company or an affiliate and such grant is an inducement material to his or her entering into employment with the Company or an affiliate. The board of directors administers the Commencement Plan. Subject to the provisions of the Commencement Plan, the board of directors has the power to construe and interpret the Commencement Plan and to determine the persons to whom and the dates on which awards will be granted, the number of shares of common stock to be subject to each award, the time or times during the term of each award within which all or a portion of such award may be exercised, the exercise price, the type of consideration and other terms of the award. Awards may be granted under the Commencement Plan upon the approval of a majority of the board’s independent directors or upon the approval of the compensation committee of the board of directors. Prior to or concurrently with the grant of any awards under the Commencement Plan, our board of directors reserves for issuance pursuant to the Commencement Plan the number of shares of common stock as may be necessary in order to accommodate such awards. Each award granted under the Commencement Plan shall be in such form and shall contain such terms and conditions as the board of directors shall deem appropriate. The provisions of separate awards need not be identical. As of December 31, 2008, we have reserved 1,681,216 shares of our common stock for issuance pursuant to outstanding awards under the Commencement Plan.

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

The rights were distributed as a non-taxable dividend and will expire on February 1, 2010, unless such date is extended or the rights are earlier exchanged or redeemed as provided in the plan. The rights will be exercisable only if a person or group acquires 15% or more of the company’s common stock or announces a tender offer of the company’s common stock. If a person acquires 15% or more of the company’s stock, all rightsholders (other than the acquiring person) will be entitled to acquire the company’s common stock at discount. The effect will be to discourage acquisitions of more than 15% of the company’s common stock without negotiations with the board of directors.

In July 2000, the board of directors approved certain amendments to this plan, including lowering the trigger percentage from 20% to 15%, and raising the exercise price for each right from $35.00 to $500.00.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Stock-Based Compensation

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

	Year ended December 31,
	2008	2007	2006
Cost of sales	$6	$121	$–
Research and development	4,957	11,193	7,656
Selling, general and administrative	11,515	22,859	16,468

Total	$16,478	$34,173	$24,124

As of December 31, 2008, we had 12,674,772 shares of common stock reserved for future issuance under our stock compensation plans and Purchase Plan. Cash received from option exercises and purchases under our Purchase Plan for the years ended December 31, 2008, 2007, and 2006 were $3.7 million, $5.8 million and $6.4 million respectively.

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

In addition, in May 2007, the board of directors also approved the cancellation of outstanding SAR awards provided that the individual SAR holder also voluntarily consented to such cancellation. Excluded from the cancellation of outstanding SAR awards were any and all grants to our Chairman and CEO. In accordance with FAS 123R, Share-Based Payments (FAS 123R), a cancellation of an award that is not accompanied by a concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost shall be recognized at the cancellation date. A total of 650,000 SARs were voluntarily forfeited and we recognized $1.3 million as stock compensation expense for the unrecognized compensation costs for those awards. In addition, another individual SAR holder resigned from the company in June 2007 and as a result of this resignation, 75,000 SARs were automatically cancelled and no additional stock compensation expense was recognized. As of December 31, 2008, a total of 56,250 SARs remain outstanding but are fully vested as of January 3, 2009.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Stock-Based Compensation (Continued)

The following table presents the stock-based employee compensation expense resulting from the acceleration of vesting of options and cancellation of SAR awards (in thousands):

Year ended December 31, 2007
Cost of sales	$109
Research and development	4,606
Selling, general and administrative	8,471

Total	$13,186

Stock Option Activity

Stock options generally vest over four years and expire no later than ten years from the grant date. Stock options are generally granted with an exercise price equal to or above the market value of a share of common stock on the date of grant. For the years ended December 31, 2008, 2007 and 2006, approximately $4.9 million, $18.0 million and $12.1 million of compensation expense related to employee stock options were recorded, respectively.

The following table summarizes stock option activity for the years ended December 31, 2008, 2007 and 2006 under all option plans:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005	7,664	$26.73
Granted	991	15.88
Exercised	(95)	8.74
Forfeited or expired	(541)	25.26

Balance at December 31, 2006	8,019	$25.71
Granted	3,060	10.44
Exercised	(186)	8.68
Forfeited or expired	(1,711)	26.24

Balance at December 31, 2007	9,182	$20.87
Granted	651	8.69
Exercised	(68)	7.24
Forfeited or expired	(1,006)	19.45

Options outstanding at December 31, 2008	8,759	$20.23	6.0 years	$482

Exercisable at December 31, 2008	6,661	$23.43	5.2 years	$189

The weighted average grant-date fair value of options granted during the years ended December 31, 2008, 2007, and 2006 were $5.40, $6.38, and $9.61, respectively. The total intrinsic value of options exercised for the years ended December 31, 2008, 2007, and 2006 was $0.1 million, $0.1 million, and $0.5 million, respectively.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Stock-Based Compensation (Continued)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of our common stock, as defined in our stock compensation plans, on December 31, 2008 of $8.98 and the exercise price of options, times the number of shares subject to such options) which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable on December 31, 2008, 2007 and 2006 was approximately $0.1 million $0.1 million, and $1.2 million, respectively. As of December 31, 2008, 2007 and 2006, there was $11.3 million, $17.3 million and $15.8 million of total unrecognized compensation expense related to unvested stock options, respectively. The unrecognized compensation expense as of December 31, 2008 is expected to be recognized over a weighted-average period of approximately 2.0 years.

The following table summarizes information about options outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$5.81 - $10.45	3,243	8.5	$ 9.99	1,338	$ 10.12
$10.46 - $15.60	1,543	6.3	$ 12.87	1,359	$ 13.10
$15.81 - $20.49	742	4.4	$ 18.22	743	$ 18.22
$20.67 - $24.94	1,144	5.2	$ 23.26	1,134	$ 23.24
$25.01 - $40.11	1,021	3.5	$ 32.69	1,021	$ 32.69
$40.61 - $50.00	696	2.4	$ 43.56	696	$ 43.56
$50.13 - $86.56	370	2.7	$ 56.98	370	$ 56.98

$5.81 - $86.56	8,759	6.0	$ 20.23	6,661	$ 23.43

Compensation expense related to non-employees for stock options was $0.3 million, $0.2 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Restricted Stock Units

Our stock compensation plan permits the granting of restricted stock and/or RSUs. We have granted RSUs to eligible employees, including executives and to certain consultants, at fair market value at the date of grant. Our RSU grants are settled and issued on specific distribution dates and are payable in shares of our common stock upon vesting and have a purchase price of zero.

Some of the RSUs provide for immediate acceleration of vesting in the event that we achieve a certain product revenue target over four consecutive quarters. As of December 31, 2007, we reached this revenue target. For the year ended December 31, 2007, we recorded $2.5 million of accelerated compensation expense related to the performance-based component of these awards.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Stock-Based Compensation (Continued)

The following table presents a summary of the status of our nonvested RSUs for the years ended December 31, 2008, 2007 and 2006:

Nonvested RSUs	Outstanding RSUs (in thousands)	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2005	771	$24.05
Granted	619	21.12
Vested	(306)	24.36
Forfeited	(44)	24.89

Balance at December 31, 2006	1,040	$22.08
Granted	1,547	9.71
Vested	(490)	20.79
Forfeited	(227)	16.37

Balance at December 31, 2007	1,870	$12.87
Granted	322	7.66
Vested	(554)	14.46
Forfeited	(168)	11.92

Balance at December 31, 2008	1,470	$11.25

As of December 31, 2008, there was approximately $16.5 million of total unrecognized compensation cost related to all nonvested RSUs granted under our stock compensation plans. That cost is expected to be recognized over a period of 2.3 years. Compensation expense related to RSUs was $8.7 million, $11.4 million and $7.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, we had 1,673,736 RSUs outstanding, of which 203,499 are vested but unissued.

Compensation expense related to non-employees for RSUs was $0.1 million, $0.3 million and $0.2 million for years ended December 31, 2008, 2007 and 2006, respectively.

Employee Stock Purchase Plan

Under the terms of the Purchase Plan, eligible employees may purchase shares of our common stock at quarterly intervals through their periodic payroll deductions, which may not exceed 15% of any employee’s compensation and may not exceed a value of $25,000 in any calendar year, at a price not less than the lesser of an amount equal to 85% of the fair market value of our common stock at the beginning of the offering period or an amount equal to 85% of the fair market value of our common stock on each purchase date. The maximum aggregate number of shares that may be purchased by all eligible employees on any quarterly purchase date is 125,000 shares of our common stock. For the years ended December 31, 2008, 2007 and 2006, we recorded approximately $2.7 million, $2.4 million and $2.4 million of compensation expense related to the Purchase Plan, respectively. During the years ended December 31, 2008, 2007 and 2006, 499,292, 486,831, and 523,635 shares, respectively, were purchased under the Purchase Plan.

Stock Appreciation Rights

During 2005, we granted 950,000 SARs to certain executives. The SARs generally vest annually over four years and are automatically exercised upon each vesting date. The SAR base value is a predetermined strike price of $26.45. Under the original SAR terms, during 2005, when an award vested, employees received compensation

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Stock-Based Compensation (Continued)

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

As of December 31, 2008, a total of 56,250 SARs were outstanding. For the year ended December 31, 2008, we recorded $0.2 million of compensation expense related to SARs. For the year ended December 2007, we recorded $2.2 million of compensation expense which include the expense related to the voluntary SAR forfeitures above. For the year ended December 31, 2006, we recorded $2.2 million of compensation expense related to SARs. These SARs were fully vested as of January 3, 2009, and all stock-based compensation expense has been fully recognized for these SARs as of December 31, 2008. Total cumulative payments related to these SARS were approximately $0.1 million.

Compensation expense related to non-employees for SARs was each less than $0.1 million for the years ended December 31, 2008, 2007 and 2006.

Valuation Assumptions

The fair value of our options granted to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2008	2007	2006
Expected term (years)	6.5	6.2	6.2
Risk-free interest rate	3.0%	4.4%	4.7%
Volatility	64%	61%	60%

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

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Stock-Based Compensation (Continued)

incremental fair value resulting from modifications of the SARs is also measured at fair value and amortized over the remaining service period for the award.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different.

Expense Recognition

For options granted prior to January 1, 2006, and valued in accordance with FAS 123, we used the accelerated method for expense attribution For options granted after January 1, 2006, we use the straight-line method for expense attribution. In determining whether an award is expected to vest, we use an estimated forward-looking forfeiture rate. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. These estimates are revised in subsequent periods based upon changes in facts or circumstances that would affect our forfeiture rate. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different than what was recorded in the current period. We review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value stock-based awards granted in future periods. If factors change and we employ different assumptions in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period. During the fourth quarter of 2008, we increased our estimated forfeiture rate based on historical forfeiture rates adjusted for certain one-time events and the impact of more recent trends on our future forfeitures, resulting in a decrease to stock-based compensation expense during the quarter of $1.2 million. In future periods, we will continue to revise our estimated forfeiture rates.

We recognize the stock compensation expense for RSUs, using the straight-line method, over the period the services are performed, which is generally 48 months. We recognize stock compensation expense for SARs using the accelerated attribution method over the period the related services were performed, which is generally 48 months.

15.    Income Taxes

For financial reporting purposes, our pre-tax net loss includes the following components for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year ended December 31,
	2008	2007	2006
Domestic	$(91,469)	$(180,099)	$(274,428)
Foreign	86	(907)	108

Total	$(91,383)	$(181,006)	$(274,320)

During the year ended December 31, 2008, we received $70.0 million under our agreement with Menarini and $185.0 million under the TPG-Axon Agreement. For accounting purposes, $175.0 million received under the TPG-Axon agreement, has been deferred and will be recognized over several years. However, all of these revenues are expected to be recognized in full for tax purposes and create taxable income in 2008. We have

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Income Taxes (Continued)

recorded tax expense of $7.1 million for the year ended December 31, 2008, which consists of $3.5 million of federal alternative minimum tax and $3.6 million of California state income tax due to limitation of using net operating losses, or NOLs for California purposes.

The provision for income taxes for the years ended December 31, 2008, 2007 and 2006 consisted of the following (in thousands):

	Year ended December 31,
	2008	2007 *	2006 *
Current:
U.S. Federal	$3,463	$–	$–
State	3,635	–	–
Foreign	40	–	–

Total	$7,138	$–	$–

Deferred:
U.S. Federal	$–	$–	$–
State	–	–	–
Foreign	–	–	–

Total	–	–	–

Income tax provision	$7,138	$–	$–

*	No provision in prior years.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
U.S. federal tax benefit at statutory rate	$(31,983)	$(63,352)	$(93,269)
State income taxes	3,635	–	–
Change in valuation allowance	146,430	(88,961)	94,454
Stock-based compensation	2,149	682	(614)
Federal and state R&D credits	(1,563)	(2,097)	(875)
Section 382 limitation	(117,889)	153,412	–
Other	6,359	316	304

Total	$7,138	$–	$–

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Federal and state net operating loss	$357,957	$319,828
Research and other tax credit carryforwards	8,840	5,375
Other accrued expenses	112,731	17,899
Capitalized research and development expenses	3,797	4,961
Stock-based compensation expense	18,820	16,117

Total deferred tax assets	502,145	364,180
Less valuation allowance	(501,474)	(364,058)

Subtotal	671	122
Deferred tax liabilities:
Unrealized gains on investments	(647)	(122)

Net deferred tax assets	$24	$–

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred assets have been substantially offset by a valuation allowance. The valuation allowance increased by $137.4 million, decreased by $86.1 million and increased by $111.7 million during 2008, 2007 and 2006, respectively.

As of December 31, 2008, we had net operating loss carryforwards for federal income tax purposes of approximately $934.8 million, a portion of which will expire in 2021. We also have California net operating loss carryforwards of approximately $761.5 million, a portion of which expire in 2014. We also have federal and California research and development tax credits of $4.0 million and $14.0 million, respectively. The federal research credits will begin to expire in the year 2027 and the California research credits can be carried forward indefinitely.

Utilization of our net operating loss is subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue code and similar state provisions. As a result of annual limitations, a portion of these carryforwards will expire before becoming available to reduce such federal and state income tax liabilities.

We had gross unrecognized tax benefits of approximately $5.4 million and $10.8 million as of January 1, 2008 and December 31, 2008, respectively, all of which would result in a reduction of our effective tax rate, if recognized, unless offset by an increase to our valuation allowance. A significant portion of existing gross unrecognized benefits was eliminated as the result of an ownership change in December 2006 pursuant to section 382 of the Internal Revenue Code. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits – January 1, 2008	$5,374
Gross increases to tax positions taken in prior periods	3,489
Gross increases to current period tax positions	1,962

Gross unrecognized tax benefits – December 31, 2008	$10,825

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Income Taxes (Continued)

Pursuant to Accounting Principle Board Opinion 23 Implications of Corporations with Subpart F Income, we do not accrue incremental U.S. taxes on foreign earnings as these earnings are considered to be indefinitely reinvested outside of the United States. If such earnings were to be repatriated in the future or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings.

We file federal and state income tax returns in many jurisdictions in the United States and foreign income tax returns in the United Kingdom. For U.S. federal and California income tax purposes, the statute of limitation currently remains open for the years beginning January 1, 1993 to present and January 1, 2000 to present, respectively, due to carryforward of net operating losses and research and development credits generated in prior years.

Because we have net operating loss carryforwards, we have not provided interest or penalties on our unrecognized tax benefits. When required, we will report interest and penalties associated with income tax items as a part of income tax expense.

We are not aware of any items that will significantly increase or decrease our unrecognized tax benefits in the next 12 months.

16.    401(k) Plan

Our 401(k) plan covers all of our eligible employees. Under the plan, employees may contribute specified percentages or amounts of their eligible compensation, subject to certain Internal Revenue Service restrictions. For 2008, 2007 and 2006, the board of directors approved a discretionary matching contribution under the 401(k) plan for eligible employees having an aggregate value equal to up to seven percent of each such employee’s eligible compensation. For 2008, 2007 and 2006 matches, 100% of the matching contribution was in the form of fully vested shares of our common stock. For the 2008 match, which was paid in January 2009, we issued a total of 369,872 shares of our common stock, which had an aggregate value of $3.4 million. For the 2007 match, which was paid in January 2008, we issued a total of 368,944 shares of our common stock, which had an aggregate value of $3.2 million. For the 2006 match, which was paid in January 2007, we issued a total of 292,217 shares of our common stock with an aggregate value of $3.8 million.

CV THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Quarterly Financial Data (Unaudited)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years:

	Fiscal 2008 Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share amounts)
Product sales, net	$22,045	$25,427	$30,274	$31,518
Total revenues	22,811	51,620	38,121	41,923
Gross profit on product sales	18,662	21,076	25,034	25,163
Restructuring charges	(7)	–	–	–
Loss from operations	(30,260)	(5,224)	(19,054)	(27,530)**
Net loss	(31,899)	(4,294)	(25,375)	(36,953)
Basic and diluted net loss per share	$(0.53)	$(0.07)	$(0.41)	$(0.60)

	Fiscal 2007 Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share amounts)
Product sales, net	$11,989	$15,315	$18,419 *	$20,928
Total revenues	15,250	25,408	19,763	22,402
Gross profit on product sales	10,432	12,923	15,810	17,797
Restructuring charges	–	5,367	1,407	(11)
Loss from operations	(55,933)	(57,654)	(33,902)	(33,378)
Net loss	(55,056)	(57,598)	(34,221)	(34,131)
Basic and diluted net loss per share	$(0.93)	$(0.97)	$(0.58)	$(0.57)

*	Amount includes $1.1 million adjustment related to reduction in estimate of future product returns.
**	Amount includes $1.2 million adjustment related to change in forfeiture estimate.

The quarterly financial information above has been individually rounded and may not sum to full year amounts.

Certain reclassifications have been made to prior period balances to conform to the current presentation.

18.    Subsequent events

On January 27, 2009, Astellas Pharma, Inc. announced that it had submitted an unsolicited proposal to our board of directors to acquire all of our outstanding common stock for $16.00 per share in cash, subject to due diligence, Astellas Pharma, Inc. board approval and other conditions. This proposal was previously submitted to our board of directors in a letter dated November 13, 2008. After careful deliberation, with the assistance of its financial and legal advisors, our board of directors had, on November 21, 2008, concluded that the Astellas Pharma, Inc. proposal was not in the best interests of our company and stockholders. Because Astellas Pharma, Inc., by its recent announcement, sought to revive its previously rejected proposal, our board of directors again reviewed developments in the context of our strategic plans and the long-term interests of our stockholders. On February 20, 2009, we publicly disseminated a press release announcing that our board of directors again reviewed and rejected the previously announced unsolicited proposal from Astellas Pharma, Inc. to acquire the Company at a price of $16.00 per share. After consideration of the Astellas Pharma, Inc. proposal with its independent financial and legal advisors, the Company’s board of directors concluded that the proposal significantly undervalues the Company and is not in the best interests of the Company and its stockholders, and rejected the proposal.