Form 10-K/A
period 2008-12-31
CV THERAPEUTICS INC
filed 2009-04-06
CIK 921506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $503,128,161 as of June 30, 2008.

As of February 19, 2009, there were 64,234,229 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CV THERAPEUTICS, INC.

FORM 10-K/A

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2009 (the “10-K”). The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2009 Annual Meeting of Stockholders. This Amendment hereby amends Part III, Items 10 through 14. We are also including as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the 10-K, nor does it modify or update the disclosure contained in the 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings made with the SEC on or subsequent to February 25, 2009.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

The names of the members of our Board of Directors, their ages and certain information about them as of March 16, 2009, are set forth below.

Name of Director	Age	Principal Occupation	Director Since
Louis G. Lange, M.D., Ph.D.	60	Chairman of the Board of Directors, Chief Executive Officer and Chief Science Officer	1992

Santo J. Costa	63	Retired Vice Chairman, Quintiles Transnational Corp.	2001

Joseph M. Davie, M.D., Ph.D.	69	Retired Senior Vice President Department of Research, Biogen, Inc. (now Biogen Idec)	2006

Thomas L. Gutshall	71	Chairman of the Board of Directors of Cepheid	1994

Kenneth B. Lee, Jr.	61	General Partner of Hatteras Ventures	2002

Thomas E. Shenk, Ph.D.	62	Elkins Professor of Molecular Biology, Princeton University	2004

Louis G. Lange, M.D., Ph.D., was a founder of the Company and has served as the Chairman of the Board of Directors, Chief Executive Officer and Chief Science Officer since 1992. Dr. Lange has served as a trustee on the University of Rochester Board of Trustees since May 1997, a member of the governing body of the Emerging Company Section of the Biotechnology Industry Organization since February 1999, and serves on the boards of directors of Maxygen, Inc. and several private companies. From 1980 to 1992, Dr. Lange served on the faculty of Washington University School of Medicine, including as Chief of Cardiology at Jewish Hospital in St. Louis, Missouri from 1985 to 1992, and as a Professor of Medicine from 1990 until 1992. Dr. Lange holds an M.D. from Harvard Medical School and a Ph.D. in Biological Chemistry from Harvard University.

Santo J. Costa has served as a director of the Company since May 2001. Mr. Costa has served as Of Counsel to the law firm of Smith, Anderson, Blount, Dorsett, Mitchell and Jernigan, LLP since August 2007. Prior to joining Smith Anderson, Mr. Costa was Of Counsel at the law firm of Williams Mullen from June 2001 to August 2007. Mr. Costa retired as Vice Chairman of Quintiles Transnational Corp. in May 2001. While at Quintiles, Mr. Costa also served as President and Chief Operating Officer from 1994 until 1999. Previously, Mr. Costa served as Senior Vice President, Administration and General Counsel of Glaxo Inc., where he sat on the company’s board of directors. Previously, Mr. Costa was U.S. Area Counsel for Merrell Dow Pharmaceuticals. Mr. Costa started his career as food and drug counsel for Norwich/Eaton Pharmaceuticals. Mr. Costa currently serves on the boards of directors of Labopharm Inc. and OSI Pharmaceuticals, Inc. Mr. Costa also serves on the Board of Visitors of the Duke University Medical Center, the board of the Duke Cancer Patient Support Program and the Duke Brain Tumor Advisory Committee. Mr. Costa holds a B.S. in Pharmacy and a J.D. from St. John’s University.

Joseph M. Davie, M.D., Ph.D., has served as a director of the Company since January 2006. Dr. Davie was Senior Vice President of Research at Biogen, Inc. (now Biogen Idec), a biopharmaceutical company, from 1993 to 2000, and held several positions at G.D. Searle & Co., a pharmaceutical company, including President of Research and Development and Senior Vice President of Science and Technology, from 1987 to 1993. Dr. Davie was professor and head of the Department of Microbiology and Immunology at Washington University School of Medicine from 1975 to 1987. He currently serves as a director of Targeted Genetics Corporation, Curis, Inc. and several privately held companies. Dr. Davie holds an A.B., M.A. and Ph.D. in Bacteriology from Indiana University and an M.D. from Washington University School of Medicine.

Thomas L. Gutshall has served as a director of the Company since December 1994. Mr. Gutshall has served as Chairman of the board of directors of Cepheid, a diagnostics company, since 1996, and from August 1996 to April 2002, Mr. Gutshall also served as Chief Executive Officer of Cepheid. From September 1996 to December 2002, Mr. Gutshall served as a consultant to the Company, and from January 1995 to September 1996, he served as the Company’s President and Chief Operating Officer. From June 1989 until December 1994, Mr. Gutshall served as Executive Vice President at Syntex Corporation, a pharmaceutical and healthcare company.

Mr. Gutshall also serves on the board of directors of Cepheid and a private company. Mr. Gutshall holds a B.S. in Chemical Engineering from the University of Delaware and completed the Executive Marketing Management Program at Harvard Business School.

Kenneth B. Lee, Jr., has served as a director of the Company since January 2002 and as the lead non-employee director since May 2008. Mr. Lee is a general partner of Hatteras Venture Partners, a venture capital firm. Mr. Lee served as President of A.M. Pappas & Associates, an international life sciences venture development company, from January 2002 to June 2002. From September 1972 to December 2001, Mr. Lee was a partner and employee at Ernst & Young LLP and Ernst & Young Capital Advisors, LLC. While at Ernst & Young, Mr. Lee served as head of their Health Sciences Investment Banking group from 2000 to 2001, as a Transaction Advisor of their Center for Strategic Transactions from 1997 to 2000, and as Co-Chairman of their International Life Sciences Practice from 1995 to 1997. Mr. Lee formerly served on the Emerging Companies Section of the Board of the Biotechnology Industry Organization and on the Board of the California Healthcare Institute. Mr. Lee currently serves on the boards of directors of Inspire Pharmaceuticals, Inc., Pozen Inc. and OSI Pharmaceuticals, Inc. Mr. Lee also serves on the Executive Committee of the Board of North Carolina Biotechnology Industry Organization and the Board of Visitors of the Lineberger Cancer Center of the University of North Carolina at Chapel Hill. Mr. Lee holds a B.A. from Lenoir-Rhyne College and an M.B.A. from the University of North Carolina at Chapel Hill, and is a certified public accountant.

Thomas E. Shenk, Ph.D., has served as a director of the Company since December 2004. Dr. Shenk has been the Elkins Professor of Molecular Biology at Princeton University since 1984 and is a world-renowned expert in virology and gene therapy with over 20 years of experience in the biopharmaceutical field. Dr. Shenk is a member of the National Academy of Sciences, the Institute of Medicine, the American Academy of Arts and Sciences and the American Academy of Microbiology. He is a past president of the American Society for Virology and past president of the American Society for Microbiology, and has published more than 240 scientific papers in various journals. Dr. Shenk is also a member of the boards of directors of Merck & Co., Inc. and Cell Genesys, Inc. Dr. Shenk, who trained as a postdoctoral fellow in molecular biology at Stanford Medical Center, holds a B.S. in Viology from the University of Detroit and a Ph.D. in Microbiology from Rutgers University.

MANAGEMENT

The names of the Company’s chief executive officer and each of the Company’s other Named Executive Officers identified in the “2008 Summary Compensation Table,” below, as of the end of the last fiscal year, and their ages as of March 16, 2009, are as follows:

Name	Age	Position
Louis G. Lange, M.D., Ph.D.	60	Chairman of the Board of Directors, Chief Executive Officer and Chief Science Officer

Daniel K. Spiegelman	50	Senior Vice President and Chief Financial Officer

Brent K. Blackburn, Ph.D.	48	Senior Vice President, Drug Discovery and Development

Lewis J. Stuart	49	Senior Vice President, Commercial Operations

Tricia Borga Suvari, Esq.	48	Senior Vice President, General Counsel and Secretary

See the section entitled “Directors,” above, for a brief description of the educational background and business experience of Dr. Lange.

Daniel K. Spiegelman has served as the Company’s Senior Vice President and Chief Financial Officer since September 1999. From January 1998 to September 1999, Mr. Spiegelman served as the Company’s Vice President and Chief Financial Officer. From 1991 until 1998, Mr. Spiegelman was employed by Genentech, Inc., a biotechnology company, holding various positions in the Treasury department, including the position of Treasurer from 1996 to 1998. Mr. Spiegelman currently serves on the boards of directors of Cyclacel Pharmaceuticals, Inc., Affymax, Inc. and Oncothyreon, Inc. Mr. Spiegelman holds a B.A. in Economics from Stanford University and an M.B.A. from Stanford Graduate School of Business.

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

Lewis J. Stuart has served as the Company’s Senior Vice President, Commercial Operations since July 2007. From July 2003 to July 2007, he served as the Company’s Vice President, Sales. Mr. Stuart has more than 25 years of sales and marketing experience. Since 1990, he has held senior U.S. and European sales and marketing positions within the biotechnology sector, including six years as vice president, sales, at Agouron Pharmaceuticals, Inc., a Pfizer company. There, he fielded an HIV sales organization to launch Agouron’s lead product, Viracept®, which became the most widely prescribed protease inhibitor in the United States. Earlier in Mr. Stuart’s career, he directed the sales teams for several cardiovascular products at Bristol Myers Squibb, Inc., a pharmaceutical company, including Capoten®, an ACE inhibitor prescribed to treat high blood pressure and congestive heart failure, and Corgard®, a beta blocker prescribed to treat angina and high blood pressure. Mr. Stuart holds a B.A. in Marketing Communications from Virginia Tech (Virginia Polytechnic Institute and State University).

Tricia Borga Suvari, Esq., has served as the Company’s Senior Vice President, General Counsel and Secretary since February 2007. From September 2006 to February 2007, Ms. Suvari served as the Company’s Senior Vice President, General Counsel and Assistant Secretary. From May 2000 to September 2006, Ms. Suvari served as the Company’s Vice President, General Counsel and Assistant Secretary. From 1991 until 2000, Ms. Suvari was employed by Genentech, Inc., a biotechnology company, holding various positions in the legal department. From 1988 until 1991, Ms. Suvari was employed by the law firm Irell & Manella LLP in Los Angeles. Ms. Suvari holds a B.S. in Geology and Geophysics from Yale College and a J.D. from Harvard Law School.

COMPLIANCE WITH SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING OF THE EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities. Officers, directors and greater than ten percent (10%) stockholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

With the exception of the late filings on Form 4 described below in this paragraph, to the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2008, Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent (10%) beneficial owners were complied with. Dr. Louis G. Lange, a director and an executive officer of the Company, did not timely file a Statement of Changes in Beneficial Ownership on Form 4 with the SEC in connection with distributions by the Company of restricted stock units (“RSUs”) to Dr. Lange pursuant to a grant on each of June 23, 2008 and September 22, 2008. A Form 4 for each of these transactions was subsequently filed with the SEC on December 4, 2008. Lewis J. Stuart, an executive officer of the Company, did not timely file a Form 4 with the SEC in connection with a sale of shares of common stock of the Company on November 20, 2008. A Form 4 for this transaction was filed with the SEC on December 10, 2008.

CORPORATE GOVERNANCE

Code of Ethics and Committee Charters

The Board of Directors has adopted a formal Code of Ethics that applies to all Company employees, officers and directors. The latest copy of the Code of Ethics, as well as the charters of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors, are available in the “Investors” section of the Company’s website at www.cvt.com.

Any stockholder may request a copy of the Annual Report on Form 10-K/A and this Amendment without charge upon receipt of a written request identifying the person so requesting a report as a stockholder of our Company at such date. Requests should be directed to: CV Therapeutics, Inc. 3172 Porter Drive, Palo Alto, California 94304.

Changes to Procedures by Which Security Holders May Recommend Nominees to the Board of Directors

Pursuant to the Company’s Amended and Restated Bylaws, as amended and restated on February 19, 2009, any stockholder recommendation for director nominee(s) shall set forth: (A) as to each Nominating Person (as defined in the Company’s Amended and Restated Bylaws), (1)(a) the name and address of such Nominating Person and (b) the class or series and number of shares of the corporation that are, directly or indirectly, owned of record or beneficially owned by such Nominating Person, except that such Nominating Person shall in all events be deemed to beneficially own any shares of any class or series of the corporation as to which such Nominating Person has a right to acquire beneficial ownership at any time in the future and (2) any Disclosable Interests (as defined in the Company’s Amended and Restated Bylaws), including any derivative, swap or other transaction or series of transactions engaged in, directly or indirectly, by such Nominating Person, the purpose or effect of which is to give such Nominating Person economic risk similar to ownership of shares of any class or series of the corporation; (B) as to each person whom a Nominating Person proposes to nominate for election as a director, (1) all information with respect to such proposed nominee that would be required to be set forth in a stockholder’s notice pursuant to the Company’s Amended and Restated Bylaws if such proposed nominee were a Nominating Person, (2) all information relating to such proposed nominee that is required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors in a contested election pursuant to Section 14(a) under the Exchange Act (including such proposed nominee’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected), (3) a description of all direct and indirect compensation and other material monetary agreements, arrangements and understandings during the past three (3) years, and any other material relationships, between or among any Nominating Person, on the one hand, and each proposed nominee, his or her respective affiliates and associates and any other persons with whom such proposed nominee (or any of his or her respective affiliates and associates) is Acting in Concert (as defined in the Company’s Amended and Restated Bylaws), on the other hand, (4) a statement as to whether such proposed nominee, if elected, intends to tender, promptly following such person’s election or re-election, an irrevocable resignation that will become effective upon the occurrence of both (x) the failure to receive the required vote for re-election at the next meeting at which such person would face re-election and (y) acceptance of such resignation by the Board of Directors, and (5) a completed and signed questionnaire, representation and agreement as provided in the Company’s Amended and Restated Bylaws; and (C) any other information as may reasonably be required by the corporation to determine the eligibility of such proposed nominee to serve as an independent director of the corporation or that could be material to a reasonable stockholder’s understanding of the independence or lack of independence of such proposed nominee.

Audit Committee

During the fiscal year ended December 31, 2008, the Audit Committee was composed at all times of three (3) non-employee directors. Messrs. Gutshall and Lee served on the Audit Committee during the entire fiscal year ended December 31, 2008. Dr. McNeil served on the Audit Committee until her departure from the Board of Directors in May 2008, and Dr. Shenk joined the Audit Committee in May 2008 immediately following Dr. McNeil’s departure. Mr. Lee served as Chair. The Board of Directors has determined that all of the members of the Audit Committee are “independent” as that term is defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules. In addition, the Board of Directors has determined that each member of the Audit Committee also satisfies the independence requirements of Rule 10A-3(b)(1) of the Exchange Act. The Board of Directors has further determined that Mr. Lee is an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Securities Act of 1933, as amended.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and Objectives

The compensation policies and programs that the Company utilizes in connection with compensation of the Named Executive Officers, as well as other executives and employees, are designed to achieve the following primary objectives:

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

In the case of the Company’s Named Executive Officers, the components of executive compensation used to support the Company’s objectives are base salary, discretionary cash bonuses, discretionary incentive compensation consisting of equity awards (including stock options, RSUs and stock appreciation rights), deferred compensation and defined contribution plans, and executive severance and change-in-control agreements. The Company entered into an employment agreement with its Chairman and Chief Executive Officer in December 2005 that includes severance and change-in-control provisions, and amended this agreement effective in December 2007 (as described in greater detail above and below).

Compensation Committee Responsibilities and Processes

Compensation Committee Charter

Under the charter of the Compensation Committee (the “Compensation Committee Charter”), the purpose of the Compensation Committee is to recommend compensation levels for Named Executive Officers and other officers and employees of the Company, and to administer the Company’s equity incentive plans, as adopted by the Company from time to time. Under the Compensation Committee Charter, the Compensation Committee has the full power and authority to establish salaries, incentives and other forms of compensation paid to Named Executive Officers and other officers and employees of the Company, to administer the various incentive compensation and benefit plans adopted by the Board of Directors and stockholders of the Company from time to time, and to establish guidelines as directed by the Board of Directors pursuant to which the Chief Executive Officer may administer the Company’s equity incentive plans as to equity awards granted to the Company’s employees and consultants (other than the Company’s Named Executive Officers or any other officers, if any).

In practice, as described in greater detail in the next section, the Chairman and Chief Executive Officer (assisted by senior human resources personnel) provides the Compensation Committee with information and recommendations relating to Company performance, individual performance and compensation, which the Compensation Committee reviews (in some cases with the full Board of Directors) in making decisions regarding the base salary, bonus, equity awards and all other compensation awarded to the Company’s Named Executive Officers. (As described in greater detail below, the Chairman and Chief Executive Officer is not present when the Compensation Committee discusses or determines his compensation.) The Compensation Committee also considers such information and recommendations when the Compensation Committee provides advice and input as to the larger selected group of the Company’s senior management.

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

In 2008, the Compensation Committee formally retained the independent compensation consultant Radford Surveys + Consulting (an Aon Consulting Company). During 2008, this compensation consultant provided input to peer group criteria and development and benchmark data to the Compensation Committee and to the Company’s management with respect to the amounts and the nature of available data on compensation (including base salary, bonus and incentive payments, and equity awards) provided to executive officers at companies in an industry peer group that was approved by the Compensation Committee. The consultant also provided services as requested in connection with executive compensation, equity compensation, and Board of Directors compensation. The consultant met with the Compensation Committee in executive session without management on a number of occasions to provide support to the Compensation Committee in addressing various compensation decisions for the Named Executive Officers.

To aid the Compensation Committee in its work, the Company’s Chairman and Chief Executive Officer (assisted by senior human resources personnel) provides the Compensation Committee with a variety of information (including benchmarking data), analyses and recommendations relating to the Company, individual performance assessments and compensation determinations regarding all Named Executive Officers (as well as the larger senior management group discussed with the Compensation Committee, as noted in the section above entitled “Compensation Committee Charter”). In preparation for reviews and decisions by the Compensation Committee, the Chairman and Chief Executive Officer tasks senior human resources personnel with project leadership for internal compensation efforts, which includes responsibility for integrating cross-functional input from human resources, finance and legal functions (including outside advisers); this multi-functional approach incorporates input relating to effective performance management and motivation and retention of key employees, internal equity considerations, compliance with legal and benefit plan requirements and stockholder and third party compensation guidelines, tax and accounting treatment, disclosure and other legal requirements and appropriate transparency to investors and stockholders, and employee and benefit plan communication and administration. While the Chairman and Chief Executive Officer participates in the Compensation Committee’s discussion and reviews related to the other members of senior management (including other Named Executive Officers), neither he nor any other Company employees are present when the Compensation Committee discusses or determines his or her own compensation.

Annual Performance/Compensation Cycle

Consistent with the Compensation Committee Charter, the Compensation Committee meets several times per year to review compensation policies and programs, review benchmarking information against approved industry peer companies, achieve alignment with Company management on compensation objectives and strategy, and administer the various material incentive compensation and benefit plans of the Company. Among other matters, the Compensation Committee and Company management jointly establish an annual Compensation Committee work plan. In addition, the Chairman and Chief Executive Officer provides proposed annual Company bonus goals to the Board of Directors for review and approval, and the Board of Directors approves annual Company bonus goals with associated weightings.

As part of the Company’s annual focal performance review cycle for all of its employees, which typically occurs near or after year-end, as discussed in greater detail below, the Compensation Committee (with input from the Chairman and Chief Executive Officer and the Board of Directors) evaluates Company performance. The Compensation Committee also assesses the performance of Named Executive Officers (and provides advice and input as to the larger senior management group noted above), based on input, assessments and recommendations from management as described above. The Compensation Committee approves salaries, incentives and other elements of compensation for the Named Executive Officers.

Compensation Benchmarking, Targets and Peer Group

Each year, the Compensation Committee undertakes a review of the Company’s compensation philosophy for the Named Executive Officers in addition to the criteria used to identify specific peer group companies. The Compensation Committee works with the Company’s Chairman and Chief Executive Officer in addition to senior human resource executives to understand the executive staffing needs of the Company, to better understand the requisite skills required to be successful in leading and building its business. The Compensation Committee then works with its independent consultant to identify the appropriate criteria and companies that reflect the Company’s business model of bringing pharmaceutical products from research onto the market. The criteria and companies must also be consistent with the Company’s stage of business operations and complexity, as well as the specific scope of responsibilities that must be effectively managed in the Company’s business model. In order to capture potential peers for consideration, the Compensation Committee’s independent consultant applies these factors to gather peer group information relating to revenues, research spending and cash burn, organizational span of control (based on headcount) and market capitalization, to capture the potential peers for consideration. This comparison is intended to help ensure that the Company’s compensation practices remain competitive with other peer companies and the biotechnology market in general while simultaneously reflecting the limited market of commercial biotechnology companies that compete for experienced leaders. This is a particularly important goal for compensation programs of the Company, given that the Company is headquartered and many personnel are based in a high-cost and highly competitive job market (the San Francisco Bay area), with high concentrations of biotechnology companies and other employers (such as universities) and other types of high-growth businesses that compete for the same personnel that the Company seeks to attract, motivate and retain.

In regard to the Company’s use of a peer group for compensation comparisons for senior management positions, the Company’s practices continue to evolve to reflect the Company’s evolution as a commercial biotechnology company. In 2007, the target criteria used to select the peer group approved by the Compensation Committee included the following relevant general and industry-specific criteria: having publicly traded stock, significant liquidity and a market capitalization of at least $500 million; being based in the United States with company headquarters in an area with a relatively high cost-of-living; being a fully integrated biotechnology company with over 500 employees and a strong balance sheet; having a research and development pipeline focused on the discovery and development of product candidates with multiple candidates in clinical testing; being engaged in marketing and sales of approved products (with its own field sales personnel) and generating annual product revenues of at least $50 million. In 2008, the Company remained similar in size at approximately 500 employees, while simultaneously opening up several new revenues streams and significantly increasing its annual revenue potential. However, because of continued consolidation in the biotechnology and pharmaceutical markets, and the limited number of companies that have a similar business profile to the Company, in 2008 it was decided to expand the peer group and examine a broader set of companies to benchmark executive compensation. This change was consistent with the Company’s recruiting practices of seeking a broad array of talent that comes from varied backgrounds with strong research, development and commercial organizations. The Compensation Committee also considered it important to examine companies that were similar in size to the Company and had management positions of similar complexity, in order to effectively benchmark compensation levels of the Company’s executives. Therefore, throughout the process of selecting the peer group, the Compensation Committee, with assistance from its independent consultant, conducted an extensive review to examine the appropriate factors to use to develop the peer group for 2008. The Compensation Committee examined factors including market capitalization, revenue, employee size, research and development expenditures, location, number of commercial products, and number of product candidates currently in clinical trials, to come up with the final peer list for 2008. The peer list of companies used in 2008 was as follows:

Acorda Therapeutics	Celgene	Incyte Corp	Savient Pharmaceuticals
Alexion Pharmaceuticals	Cephalon	InterMune	Seattle Genetics
Alkermes	Cubist Pharmaceuticals	Isis Pharmaceuticals	Sepracor
Alnylam Pharmaceuticals	Endo Pharmaceuticals	Medarex	The Medicines Company
AMAG Pharmaceuticals	Exelixis	Myriad Genetics	Theravance
Amgen	Genentech	Onyx Pharmaceuticals	United Therapeutics
Amylin Pharmaceuticals	Genzyme	OSI Pharmaceuticals	Vertex Pharmaceuticals
Auxilium Pharmaceuticals	Gilead Sciences	PDL BioPharma	Viropharma
Biogen Idec	Human Genome Sciences	Regeneron Pharmaceuticals	Xenoport
BioMarin Pharmaceuticals	ImClone Systems	Rigel Pharmaceuticals	ZymoGenetics

While some of the companies on the 2008 peer list are larger than the Company and are more established commercial biotechnology companies, others are much smaller and reflective of pre-commercial and emerging commercial biotechnology businesses. When reviewing the 2008 peer list in the aggregate, the target goal was to be around the middle of the peer group or the 50th percentile across many of the quantifiable metrics listed above, including employee size, market capitalization, revenues and research and development expenditures. The Compensation Committee used the Company’s overall position within the peer group when approving actual pay levels to ensure that executives’ pay is competitive within the broad range of the market from the 25th percentile up to the 75th percentile. The 2008 peer group was used as a guide for establishing market ranges, with each executive’s experience and actual performance also being taken into account in determining how to compensate the individual executive relative to the market. The Compensation Committee also examined the internal relationship between the Chairman and Chief Executive Officer and other Named Executive Officers when determining actual pay levels. Going forward, the Compensation Committee plans to review the peer group annually to ensure it accurately captures the Company’s position and profile relative to the market, that it encompasses the talent market for leadership positions at the Company and is adjusted to reflect the ongoing consolidation in the industry.

In addition, when considering the compensation of the Company’s Chairman and Chief Executive Officer relative to the 2008 peer group, as part of the peer group analysis a variety of factors and their impact on this executive’s compensation were examined, including revenues, number of employees, market capitalization and research and development expenditures. When considering actual recommendations and determining final compensation levels regarding the compensation of the Company’s Chairman and Chief Executive Officer for 2008, the Compensation Committee also looked at other companies within the peer group that that had founder chief executive officers who oversee research and development activities.

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

For the Named Executive Officers (and other senior management), in 2004 the Board of Directors approved a base salary target at the 75th percentile of the peer group. This target was set in order to help ensure retention of key senior managers through the anticipated transformation to a fully integrated, commercially advanced biotechnology company, despite historical challenges to the effectiveness of long term equity tools. However, base salary levels for the Named Executive Officers have lagged behind this target due to the Company’s phased migration approach, discussed above in “Compensation Benchmarking, Targets and Peer Group.” The Company presently expects to continue to migrate Named Executive Officer base salaries toward this base salary target over time. The Compensation Committee’s determination of base salary for each Named Executive Officer depends not only on market data and individual performance but on Company growth relative to the pre-approved peer group. In setting base salaries for Named Executive Officers for 2008, the Compensation Committee reviewed and interpreted data from the Radford Global Life Sciences Survey for 2008 as well as 2007 and 2008 publicly filed compensation data for peer group companies. As a result of this approach, our Named Executive Officers do not each have identical base salary amounts. The Compensation Committee has reviewed the pay differences and is satisfied that such differences are appropriate in light of the factors described above.

The base salaries for each of the Named Executive Officers for 2008 are set forth in the “2008 Summary Compensation Table,” below.

Performance-Based Compensation

Annual Bonus Goals and Policies

The Company structures its compensation programs with a goal of rewarding Named Executive Officers based on the Company’s performance and the individual executive’s contribution to achieving these results. In particular, each year the Chairman and Chief Executive Officer provides proposed annual Company bonus goals to the Board of Directors for review and approval, and the Board of Directors approves annual bonus goals with associated weightings. As part of the Company’s annual focal performance review cycle for all of its employees, which typically occurs after year end, the Compensation Committee (with input from the Chairman and Chief Executive Officer and the Board of Directors) evaluates the Company’s performance overall for the given year against these approved bonus goals as well as other significant Company performance factors, accomplishments and challenges. The Compensation Committee then determines whether to award bonuses (if at all) and sets bonus amounts and budgets (if any). The approved bonus goals are intended to correlate (assuming they are accomplished) with resultant increased business value of the Company and for its stockholders. For this reason, the Company’s approved bonus goals typically include goals tied to research, development and commercialization milestones, such as the initiation or completion of clinical studies and the preparation for and launch of approved products and sales milestones; the approved goals may also include other indicators of Company performance, such as goals related to key strategic factors or the Company’s balance sheet strength. The weightings for the approved goals are intended to reflect relevant factors such as the relative importance of the goal to the Company’s business and operations, the potential impact in terms of near-term and long-term shareholder value, and the degree of difficulty expected to achieve the goal.

Typically near or after year end, based on input and recommendations from the Chairman and Chief Executive Officer, the Compensation Committee (in consultation with the Board of Directors) reviews Company performance overall against the pre-approved bonus goals, and also typically reviews and takes into account other significant Company performance factors, accomplishments and challenges during the year. Evaluation of the goals and other relevant factors necessarily involves a subjective assessment of corporate and individual performance by management and the Compensation Committee. Moreover, the Compensation Committee does not base its considerations on any single performance factor, but rather considers a mix of factors in evaluating Company and individual performance, including performance on the pre-approved bonus goals as well as other significant performance factors, accomplishments and challenges during the year, the individual Named Executive Officer’s performance, and comparison with other biotechnology peer companies as described above.

For the Named Executive Officers (and other senior management), in 2004 the Board of Directors approved a bonus program which provides these senior managers the opportunity to earn multipliers of up to two (2) times their market-based bonus target (derived from the market average or median) in exceptional corporate performance years. This program was designed to further motivate and provide performance-based incentives for the achievement of corporate goals, generate additional value for the Company and its stockholders, and help ensure retention of key senior managers through the anticipated transformation to a fully integrated, commercially advanced biotechnology company, despite historical challenges to the effectiveness of long term equity tools. Specific multiplier amounts in any given performance year, if any, are approved by the Compensation Committee.

For 2008, based on management’s recommendation and its review of peer group data, the Compensation Committee set individual Named Executive Officer target bonus (other than for the Chairman and Chief Executive Officer) at 40% of the Named Executive Officer’s base salary. Based on its review of peer group data, the Compensation Committee set the Chairman and Chief Executive Officer’s target bonus at 100% of his base salary. The determination of Named Executive Officer bonuses is also based on assessments of individual performance and Company performance, as recommended by management and approved by the Compensation Committee on the basis of the approved bonus goals and other significant factors using the process described above. (As noted above, the Chairman and Chief Executive Officer is not present when the Compensation Committee discusses or determines his compensation.) In order to assess the total compensation picture and overall effectiveness in motivating and retaining Named Executive Officers, determination of Named Executive Officer bonuses is also based in part on total cash compensation compared to peer group companies. This assessment is particularly important given that the Company’s headquarters and many personnel (including Named Executive Officers) are located in the San Francisco Bay area, which is a high-cost and highly competitive recruiting and retention environment.

2008 Cash Bonus Payments

Following the processes described above, the Chairman and Chief Executive Officer proposed, and the Board of Directors approved, 2008 bonus goals and associated weightings in February 2008 as part of the typical annual performance/compensation cycle. In April 2008, in lieu of potential product approval bonuses considered by the Compensation Committee, the Board of Directors approved increasing the potential 2008 bonus pool for the Company by granting extra credit for the achievement of certain of the 2008 bonus goals previously approved by the Board of Directors, as follows: (i) the bonus score would be doubled for achievement of the previously approved bonus goal for marketing approval of regadenoson, and (ii) the bonus score would be doubled for achievement of the previously approved bonus goal for European marketing approval of ranolazine.

The 2008 bonus goals as approved by the Board of Directors included and utilized in making 2008 bonus compensation determinations included:

•	success in commercialization efforts as measured by product revenues;

•	obtaining marketing approval for improved angina labeling for Ranexa® (ranolazine) in the U.S. based on the MERLIN TIMI-36 clinical results;

•	marketing approval of Ranexa® (ranolazine) in Europe;

•	commencing a clinical trial of ranolazine in a specified indication;

•	obtaining marketing approval for regadenoson in the U.S.;

•	submitting a marketing approval application for regadenoson in Europe;

•	submitting an IND to allow for the advancement of a new program toward clinical development; and

•	achieving visibility to potential future profitability.

In December 2008, the Compensation Committee (with input from the Chairman and Chief Executive Officer and the Board of Directors) met and reviewed overall Company performance against these pre-approved 2008 bonus goals.

In determining funding for the bonus program and individual Named Executive Officer bonus amounts the Compensation Committee (based on recommendations from the Chairman and Chief Executive Officer in the case of other Named Executive Officers) assessed the individual performance of Named Executive Officers (and other members of senior management). Such individual performance assessments necessarily require subjective judgments and assessments that take into consideration various factors, including the scope of authority, impact and responsibility of each individual, the experience and skills required to successfully perform each role, and such individual’s contributions to the Company’s strong operational and regulatory milestone performance. Individual performance factors evaluated included the achievement of business function-specific goals that support corporate goals, personnel management and employee development, leadership and organizational effectiveness, and significant unplanned accomplishments and challenges.

Based on the foregoing assessment of Company performance and these assessments of individual performance for the Named Executive Officers (and other members of senior management), management recommended, and the Compensation Committee agreed, to fund the Company’s 2008 annual discretionary bonus program at one hundred fifty-five percent (155%) of target funding for officers at the senior vice president level (including the Named Executive Officers other than the Chairman and Chief Executive Officer).

As a result of these approaches, our Named Executive Officers do not each have identical bonus amounts. The Compensation Committee has reviewed the pay differences and is satisfied that such differences are appropriate in light of the factors described above.

Dr. Lange’s 2008 annual cash bonus was determined with reference to the Company’s overall performance, as outlined above, Dr. Lange’s base salary, his individual performance as assessed by the Compensation Committee (in consultation with the Compensation Committee’s independent consultant and the Board of Directors), the 2008 median target bonus percentage of chief executive officers in the above-discussed peer group, Dr. Lange’s projected percentile rank and absolute rank order with respect to the peer group, and Dr. Lange’s projected total cash compensation for 2008 with respect to the peer group. As a result of the Compensation Committee’s determination and its review, the final 2008 bonus amount for Dr. Lange was set at 200% of his target bonus.

The approved 2008 annual cash bonus amounts for each Named Executive Officer are included in the amounts set forth in the “2008 Summary Compensation Table,” below.

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

Policies and Factors Relevant to the Company’s Equity Grant Practices

The Company’s 2000 Incentive Plan allows for the grant of stock options, RSUs and stock appreciation rights. As the Company has sharply increased in size and complexity of operations over the past few years and as competitor companies have added restricted stock and RSUs as part of their compensation, the Company has moved away from a historic practice of using stock options as the primary form of equity compensation to a practice of utilizing broad-based grants of RSUs along with option grants. For example, in 2005, the Company granted a blend of stock options, RSUs and stock appreciation rights to the Named Executive Officers (and other key performers), and in 2006 and 2007 the Company granted a blend of stock options and RSUs to the Named Executive Officers (and other key performers). The Company’s awards in these periods have utilized varied vesting periods, distribution dates and other design features intended to ensure that Company executive equity practices were competitive in retaining and motivating Named Executive Officers and other key employees; these features are described in greater detail in the “2008 Outstanding Equity Awards at Fiscal Year-End Table,” below.

A number of factors have contributed to the Company’s shifts to a higher use of RSU grants and use of differing equity award designs. These factors include the desire to provide Named Executive Officers and other employees with the opportunity to receive and maintain an equity interest in the Company, to better align Named Executive Officers and other employees with stockholders, as well as to increase the opportunity for employee and stockholder benefit through a diversity of types and designs of equity awards; the lesser dilutive impact of RSU grants (compared to stock option grants) and overall available shares; stockholder preferences on equity award parameters; and changing accounting and tax implications for equity awards. Finally, a key driver over time has been under-performance of growth stocks (including the Company’s), which has contributed to the Company’s historical pattern of having a significant percentage of options with exercise prices above the Company’s stock price.

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

In applying these equity targets and policies, as part of the determination of what new equity awards, if any, to grant to each Named Executive Officer, the Compensation Committee assesses a mix of factors rather than just a single performance factor, as part of the process described above (which includes including input, assessments and recommendations from management). These factors include those discussed above as well as the Company’s accomplishments and significant challenges during the year, the individual performance of each Named Executive Officer, each Named Executive Officer’s past and anticipated future contribution to the attainment of the Company’s long-term strategic goals, and comparisons with other biotechnology companies and their equity award practices. Such comparisons include Named Executive Officer total cash compensation, in order to assess the total compensation picture and overall effectiveness in motivating and retaining Named Executive Officers. This assessment is particularly important given that the Company’s headquarters and many personnel (including Named Executive Officers) are located in the San Francisco Bay area, which is a high-cost and highly competitive recruiting and retention environment. Other factors taken into consideration include long-term incentives previously granted, including the type of previously granted awards, the amount of actual (vs. theoretical) equity value per year that has been derived to date by Named Executive Officers and other senior management (a group who as of 2008 had an average tenure of nine (9) years and a strong track record in achieving corporate goals), the current actual value of each Named Executive Officer’s unvested equity grants, the percentage of stock option grants with exercise prices greater than the Company’s stock price, and the theoretical present value of equity grants as calculated for purposes of the Company’s financial statements.

In connection with the restructuring of the Company in May 2007, including in the period that followed the restructuring, the Company took a number of equity-related actions approved by the Board of Directors, with the goal and intention of stabilizing the Company and motivating and retaining key performers at all levels of the organization (including Named Executive Officers and other members of senior management) remaining at the Company and responsible for the achievement of corporate goals with significantly reduced available resources. Specifically, in May 2007 the Board of Directors approved retention grants to key non-officer employees (including field sales and key headquarters personnel), consisting of stock option grants and RSU grants; the Board of Directors approved the acceleration of vesting of all stock options with an exercise price of $10.00 or greater granted to employees prior to May 31, 2007 (not including the May 2007 retention grants or any grants to the Chairman and Chief Executive Officer); and the Board of Directors approved the cancellation of outstanding stock appreciation rights (other than the grant to the Chairman and Executive Officer), subject to voluntary consent of each holder, in part to reduce future operating expenses. (All Named Executive Officers who were eligible to relinquish their stock appreciation rights in 2007 volunteered to do so.)

In addition, in August 2007 the Compensation Committee and the Board of Directors approved key retention grants of stock options and RSUs to the Named Executive Officers and other key officers in the senior management group, with vesting and other design features intended to enhance retention and motivation of these key employees. The size of these grants was formulated based on a new hire grant plus an annual grant, and was intended to be a deterrent to attrition based on competitive new hire offers for key officer personnel deemed critical to the leadership and stabilization of the Company following the May 2007 restructuring. In approving these grants, the Board of Directors determined that the Named Executive Officers (and other key officers) would not receive any additional performance-based equity replenishment grants in 2008 or 2009. In addition, each recipient of the August 2007 grants agreed to forego the usual “single trigger” change-in-control provision embedded in the Company’s equity plans (described below) in favor of specific “double trigger” change-in-control terms for these grants (which involves both a change in control of the Company and the individual’s loss of his or her job within a limited period of time following the change in control).

Because of the Board of Directors’ prior determination not to provide any additional performance-based equity incentive grants in 2008 or 2009 to the Named Executive Officers, there were no grants of any equity awards to the Named Executive Officers during 2008.

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

The Company believes that its use of RSUs increases Named Executive Officer and other employee ownership in the Company, thereby better aligning employee interests with stockholder interests, and lessens the dilutive effect of equity grants (compared to stock option grants). Also, because a significant portion of the Company’s outstanding stock option grants to its Named Executive Officers and other employees have exercise prices above the current price of the Company’s common stock, the Company’s RSU grants (which include vesting and distribution provisions) are intended to serve as an important retention tool for the Named Executive Officers and other employees.

The equity awards granted to the Named Executive Officers are described in the “2008 Summary Compensation Table” and “2008 Outstanding Equity Awards at Fiscal Year-End Table,” below. As a result of this approach, our Named Executive Officers do not each have identical long-term incentive compensation amounts. The Compensation Committee has reviewed the pay differences and is satisfied that such differences are appropriate in light of the factors described above.

Timing of Equity Awards to Named Executive Officers

The Compensation Committee’s general practice is to review Named Executive Officer performance and to set annual compensation for the Named Executive Officers at the end of each annual performance period (as described above). Historically, equity awards to the Named Executive Officers have generally been approved in connection with these annual reviews. Consistent with these practices, equity awards were granted to the Named Executive Officers in December or January for the past several years, in conjunction with the annual performance review for Named Executive Officers. However, we have in the past and may in the future grant equity awards at other times of year, depending on business needs. As noted above, the Named Executive Officers did not receive any grants of equity awards during 2008.

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

Change-in-Control and Severance Provisions

2000 Incentive Plan Provisions

The Company makes equity award grants under the 2000 Incentive Plan and the 2004 Employment Commencement Incentive Plan (which is used only for new hire grants). Each of these plans has been approved by the Board of Directors, and the 2000 Incentive Plan has been approved by the Company’s stockholders. Each of these plans, along with each of the Company’s other equity incentive plans, provides that each outstanding stock award under the plan shall automatically become fully vested and/or exercisable with respect to all of the shares of common stock subject thereto upon a change of control of the Company, and the 2000 Incentive Plan also provides that all shares of common stock subject to outstanding RSUs under the 2000 Incentive Plan shall automatically be distributed to holders thereof upon a change of control of the Company. Each of these plans defines such change of control as a sale of substantially all of the assets of the Company, a merger or consolidation involving the Company, or any transaction or series of related transactions in which more than fifty percent (50%) of the Company’s voting power is transferred. The Company and the Board of Directors have determined that these provisions are appropriate in order to encourage retention of equity award recipients through a change-of-control event, and to reward such recipients for their participation in the growth in the value of the Company. As noted above, the Board of Directors made key retention grants of stock options and RSUs to the Named Executive Officers in August 2007 that are not subject to the “single trigger” vesting acceleration described below. These grants instead are subject to “double trigger” vesting acceleration upon certain terminations of the Named Executive Officers’ employment as described below.

Severance and Change-of-Control Agreements

The Company has entered into executive severance arrangements in the Amended and Restated Employment Agreement with Dr. Lange (discussed in the next section below), as well as executive severance agreements with each of its other Named Executive Officers. In addition, the Company has in place severance agreements for officers who are not Named Executive Officers, and a severance plan covering all of the Company’s full-time employees. All of the foregoing agreements, and the Company-wide severance plan, were approved by the Board of Directors.

The individual severance agreements with Named Executive Officers (and other members of senior management) and the Employment Agreement with Dr. Lange, as well as the Company-wide group severance plan, are each intended to provide a retention incentive for our Named Executive Officers in the event of a potential change in control transaction by providing each executive with severance payment entitlements sufficient to motivate them to remain employed through consummation of such a transaction instead of pursuing alternative opportunities in the face of a potential change in control transaction. The Employment Agreement with Dr. Lange is the result of arm’s length negotiations regarding all of the material terms of the Employment Agreement; as part of these negotiations the Compensation Committee utilized the services of an independent compensation consultant, Frederick W. Cook, Inc., which provided analysis regarding the terms of Dr. Lange’s agreement.

The executive severance agreements with each Named Executive Officer (other than the Chairman and Chief Executive Officer) provide that, in connection with a change of control of the Company (as defined in the agreements), all outstanding stock options held by the Named Executive Officer shall automatically become fully vested and exercisable. In addition, as set forth in the 2000 Incentive Plan pursuant to which all grants to Named Executive Officers that are currently unvested have been made, in the event of a change of control of the Company, each outstanding stock award under the 2000 Incentive Plan shall, automatically and without further action by the Company, become fully vested and/or exercisable with respect to all of the Shares subject thereto, and all Shares subject to outstanding RSUs shall be distributed to holders thereof, no later than five (5) business days before the closing of such change of control. However, in August 2007 the Named Executive Officers, including Dr. Lange, received grants of stock options and RSUs that waive these provisions of the 2000 Incentive Plan and provide instead, with respect to such August 2007 grants only, that such outstanding stock awards shall, automatically and without further action by the Company, become fully vested and/or exercisable with respect to all of the Shares subject thereto, and all Shares subject to such RSUs shall be distributed to holders thereof, if the holder thereof has a separation from service from the Company that is a Covered Termination (as defined in the executive severance agreements with each Named Executive Officer other than Dr. Lange) within 13 months following a change of control of the Company, or due to a termination without Cause or resignation for Good Reason (as defined in the Employment Agreement with Dr. Lange).

In addition, under the severance agreements with each of the Company’s Named Executive Officers (other than the Chairman and Chief Executive Officer), if the Named Executive Officer has a separation from service from the Company that is a Covered Termination within thirteen (13) months following a change of control of the Company, the Named Executive Officer is entitled to receive additional severance benefits, including the following: eighteen (18) months’ of the Named Executive Officer’s base salary at the time of termination and 150% of the Named Executive Officer’s annual bonus (if any) in the year prior to the change of control; eighteen (18) months’ continued health benefits; and in the event that any benefits would be subject to the excise tax imposed by Section 4999 of the Code, an additional gross-up payment sufficient to cover all excise taxes on such benefits as well as all taxes on the gross-up payment itself. Such benefits will terminate immediately if the Named Executive Officer, at any time, violates any proprietary information or confidentiality obligation of the Company. In March 2009, the Board of Directors amended the executive severance agreements to clarify that the bonus calculation described above applies to bonuses earned in the year prior to termination.

CEO Employment Agreement

In December 2005, the Company entered into the Employment Agreement with its Chairman and Chief Executive Officer. The Employment Agreement was amended and restated in its entirety as of December 1, 2007 in connection with compliance under final Internal Revenue Service regulations issued in 2007 under Section 409A of the Internal Revenue Code (Section 409A), and to make other non-material changes not technically required under Section 409A. The Amended and Restated Employment Agreement (the Employment Agreement) provides that Dr. Lange serves as the Company’s Chairman of the Board of Directors, Chief Executive Officer and Chief Science Officer. The Employment Agreement supersedes Dr. Lange’s prior executive severance agreement, and was approved by the Board of Directors.

Base Salary, Bonus, and Long-Term Incentive and Equity Compensation Awards

Under the Employment Agreement, the Company has agreed that it shall continue compensating Dr. Lange while he is employed as Chief Executive Officer in the same manner that it has done during his past and present employment with the Company. While the general approach to Dr. Lange’s base salary is as described above, the Employment Agreement further provides that Dr. Lange is to receive a minimum annual salary of $700,000 per year, and that the Compensation Committee shall review Dr. Lange’s base salary in relation to the Company’s peer group and Dr. Lange’s principal peers, and in relation to his performance; as a result of these evaluations the Compensation Committee may increase Dr. Lange’s base salary from time to time above the minimum.

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

Under the Employment Agreement, Dr. Lange is eligible to be granted long-term incentive and equity compensation awards in the discretion of the Compensation Committee and the Board of Directors based upon the Compensation Committee’s evaluation of his performance and market and peer compensation. In addition to any such discretionary awards, if any, in connection with the execution of the original Employment Agreement in December 2005, the Company granted Dr. Lange certain RSU awards, which are described in greater detail in the “2008 Outstanding Equity Awards at Fiscal Year-End Table,” below.

Term, Termination, Severance and Change of Control

The Employment Agreement has an eight (8)-year term from December 2005, provided that either the Company or Dr. Lange may terminate his employment at any time and for any reason. In the event of such a termination by the Company without Cause or a resignation by Dr. Lange for Good Reason (as these terms are defined in the Employment Agreement), or if Dr. Lange’s employment with the Company ceases due to his death or disability, the Company is required to make severance payments to Dr. Lange (or his beneficiaries) of two (2) times his base salary and of the amount equal to two (2) times his Average Annual Bonus (as defined in the Employment Agreement, which as provided therein is calculated based on the annual bonuses payable to Dr. Lange under the Company’s annual bonus programs for the three (3) full calendar years prior to the year of termination) as well as a pro rata amount of his target annual bonus for the year of termination, the Company will pay health benefit premiums for Dr. Lange and his eligible dependents for eighteen (18) months, and Dr. Lange is entitled to certain specified additional equity-related benefits (which relate to full vesting of his outstanding stock options, longer periods of exercisability for his stock options, and specified additional vesting as to his RSU grants). In the event that any benefits under the Employment Agreement would be subject to the excise tax imposed by Section 4999 of the Code, the Company shall make an additional gross-up payment sufficient to cover all excise taxes on such benefits as well as all taxes on the gross-up payment itself. The Employment Agreement provides that as consideration for the severance payments, as well as any equity grants Dr. Lange may receive from the Company, Dr. Lange has agreed to be bound by a non-solicitation and non-competition covenant for a period of one (1) year after termination of employment, a non-disparagement covenant for a period of one (1) year after termination of employment, and a confidentiality covenant.

In addition, if Dr. Lange’s employment with the Company ceases within eighteen (18) months after a change of control of the Company (as defined in the Employment Agreement) as a result of a termination of employment by the Company without Cause or a resignation by Dr. Lange for Good Reason, then Dr. Lange receives all of the benefits described above, except that the Company will continue to pay health benefit premiums for Dr. Lange and his eligible dependents for up to twenty-four (24) months; and in the event of any such specified cessation of employment at any time after a change of control of the Company, then Dr. Lange receives all of the foregoing benefits and, in addition, all of Dr. Lange’s unvested stock options, restricted stock and other equity compensation granted to Dr. Lange shall immediately accelerate vesting as to 100% of the covered shares.

Additional Benefits

During the term of the Employment Agreement Dr. Lange is entitled to receive from the Company a monthly automobile allowance of $1,000, reimbursement of certain expenses of up to $25,000 annually, and supplemental long-term disability insurance providing no less than $10,000 coverage per month in additional coverage. In addition, the Company agreed to reimburse Dr. Lange up to a specified amount for reasonable attorney’s fees he incurred in connection with the negotiation of the Employment Agreement as amended in 2007. These amounts are described in greater detail in the “2008 Summary Compensation Table,” below.

Other Elements of Compensation and Perquisites

In addition to the foregoing elements of compensation, the Named Executive Officers are eligible to participate in the Company’s broad-based Board of Directors-approved Section 401(k) Savings/Retirement Plan and the Company’s health and welfare plans on the same terms as all of the Company’s other employees. The Company’s 2008 discretionary match contribution amounts to each Named Executive Officer under the Section 401(k) Plan are set forth in the “2008 Summary Compensation Table,” below. In addition, the Company maintains a Board of Directors-approved long-term incentive plan to provide a specific deferred compensation benefit to the Named Executive Officers and a limited group of other senior management. For each Named Executive Officer, the aggregate plan account balance and aggregate earnings in 2008 (based on deemed investment earnings/losses as provided under the plan) is set forth in the “2008 Nonqualified Deferred Compensation Table,” below. In addition, Dr. Lange’s Employment Agreement provides for him to receive certain perquisites, which are described in greater detail in the section entitled “Certain Relationships and Related Transactions” and in the “2008 Summary Compensation Table,” below, which the Company determined were appropriate to provide in order to minimize distractions from Dr. Lange’s attention to Company business and allow him to devote additional time to Company business, as well as to facilitate his use of knowledgeable experts to assist with financial planning and related matters.

Tax Considerations

The Compensation Committee is responsible for addressing the issues raised by Section 162(m) of the Internal Revenue Code, which makes certain “non-performance-based” compensation to certain of the Company’s executives in excess of $1,000,000 non-deductible by the Company. The Compensation Committee has determined that stock option based compensation for the Company’s Named Executive Officers will generally qualify as “performance-based” compensation under Section 162(m) and be fully deductible for the year in which such stock options are exercised. To qualify as “performance-based” under Section 162(m), RSUs and cash compensation payments must be granted or made pursuant to a plan, by a committee of at least two (2) “outside” directors (as defined in the regulations promulgated under the Internal Revenue Code) and must be based on achieving objective performance goals. In addition, the material terms of such plan must be disclosed to and approved by stockholders and the outside directors or the Compensation Committee, as applicable, who must certify that the performance goals were achieved before payments can be awarded.

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

2008 Summary Compensation Table

The following table summarizes the compensation awarded to, earned by, or paid to each Named Executive Officer for the years ended December 31, 2008, 2007 and 2006.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)(5)	Non-Equity Incentive Plan Compensation ($)(6)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)(7)	All Other Compensation ($)(8)		Total ($)
Louis G. Lange, M.D., Ph.D. Chairman and Chief Executive Officer	2008	$770,000	$—	$2,343,833	$1,852,531	$1,540,000	N/A	$31,485	(9)	$6,537,849
	2007	700,000	—	2,728,374	1,240,437	660,000	N/A	35,044	(9)	5,636,855
	2006	624,000	262,500	1,794,084	1,058,297	500,000	N/A	89,171	(9)	4,328,052

Daniel K. Spiegelman Senior Vice President and Chief Financial Officer	2008	368,000	—	409,058	400,802	240,000	N/A	15,497		1,433,357
	2007	350,000	—	556,687	616,291	115,000	N/A	14,997		1,652,975
	2006	312,000	82,500	272,213	447,464	110,000	N/A	15,000		1,239,177

Brent K. Blackburn, Ph.D Senior Vice President, Drug Discovery and Development	2008	368,000	—	409,058	400,802	225,000	N/A	15,497		1,418,357
	2007	350,000	—	556,687	616,291	115,000	N/A	15,496		1,653,474
	2006	312,000	82,500	272,213	447,464	130,000	N/A	15,000		1,259,177

Tricia Borga Suvari, Esq. Senior Vice President, General Counsel and Secretary	2008	348,000	—	409,058	400,802	210,000	N/A	15,497		1,383,357
	2007	316,000	—	556,687	602,503	140,000	N/A	15,496		1,630,686
	2006	285,000	60,000	272,213	392,208	100,000	N/A	15,000		1,124,421

Lewis J. Stuart(10) Senior Vice President, Commercial Operations	2008	314,000	—	321,037	400,802	190,000	N/A	15,497		1,241,336
	2007	280,000	—	336,416	520,599	128,000	N/A	15,496		1,280,511

(1)	Includes amounts earned but deferred at the election of the Named Executive Officer, such as salary deferrals under the Company’s 401(k) plan.
(2)	These bonus amounts reflect discretionary cash bonuses paid in February 2006 in connection with the receipt of regulatory approval of the Company’s lead product in January 2006.
(3)	Amounts in the stock awards column represent RSUs that generally vest in forty-eight (48) equal monthly installments beginning on the date of grant. Distribution of vested shares of common stock occurs on the one (1)-year, two (2)-year, three (3)-year and four (4)-year anniversaries of the grant date. Total amounts disclosed represent stock-based compensation expense for 2008, 2007 and 2006 as calculated under Statement of Financial Accounting Standard 123R, Share-Based Payment (FAS 123R). Some of the RSUs provided for immediate acceleration of vesting in the event the Company achieved a certain product revenue target over four (4) consecutive quarters. During 2007, this revenue target was met and the accelerated expense has been included in the table above. The stock compensation expense related to the accelerated vesting of these RSUs is as follows: $431,250 for Dr. Lange, $179,688 for Mr. Spiegelman, $179,688 for Dr. Blackburn, $179,688 for Ms. Suvari, and $97,031 for Mr. Stuart. The Company’s RSUs and all assumptions related to the valuation of RSUs are discussed in Note 14, “Stock-Based Compensation,” in the 10-K.
(4)	Each Named Executive Officer also received a grant of a stock appreciation right (SAR) in January 2005. These SAR grants were modified by the Board of Directors in January 2006, and are therefore included in the table above. In addition, in May 2007, the Board of Directors approved the cancellation of outstanding SAR awards provided that the individual SAR holder also voluntarily consented to such cancellation, effective June 1, 2007. Excluded from the cancellation of outstanding SAR awards were any and all grants to Dr. Lange. In accordance with FAS 123R, a cancellation of an award that is not accompanied by a concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost was recognized at the cancellation date and is therefore included in the table above. The stock compensation expense related to the cancellation of these SARs is as follows: $152,331 for Mr. Spiegelman, $152,331 for Dr. Blackburn, $152,331 for Ms. Suvari, and $101,554 for Mr. Stuart. Total amounts disclosed include stock-based compensation expense for 2007 and 2006 as calculated under FAS 123R. As of December 31, 2008, payments totaled approximately $0.1 million. The Company’s SAR grants and all assumptions related to the valuation of SARs are discussed in Note 14, “Stock-Based Compensation,” in the 10-K.

(5)	The Company’s stock-based compensation program includes incentive and non-statutory stock options. Total amounts disclosed include stock-based compensation expense for 2008, 2007 and 2006 as calculated under FAS 123R. In May 2007, the Board of Directors approved the acceleration of vesting of all options with an exercise price of $10.00 or greater granted to our employees prior to May 31, 2007, effective June 1, 2007 and the accelerated expense has been included in the table above. Excluded from the accelerated vesting were any and all grants to members of our Board of Directors, including Dr. Lange, all retention grants approved by the Board of Directors in May 2007 and all options granted to new hires on or after May 31, 2007. The stock compensation related to the accelerated vesting of options is as follows: $235,097 for Mr. Spiegelman, $235,097 for Dr. Blackburn, $225,854 for Ms. Suvari, and $159,293 for Mr. Stuart. In addition, in November 2007, the Board of Directors approved an amended and restated employment agreement for Dr. Lange, effective December 1, 2007, which modified the post-termination exercise period of Dr. Lange’s option grants. The stock compensation expense for 2008 and 2007 related to this modification was $40,598 and $122,737, respectively. The Company’s option grants and all assumptions related to the valuation of options are discussed in Note 14, “Stock-Based Compensation,” in the 10-K.
(6)	Represents cash bonuses earned in 2008 that were paid in 2009, 2007 that were paid in 2008 and cash bonuses earned in 2006 that were paid in 2007, as discussed in greater detail in the section entitled “Compensation Discussion and Analysis,” above.
(7)	No Named Executive Officers participate in any qualified or non-qualified defined benefit plans sponsored by the Company, and the Company does not maintain any qualified or non-qualified defined benefit plans.
(8)	Under rules promulgated by the SEC, no perquisite amounts are shown for any Named Executive Officer if the aggregate perquisite amount for any individual Named Executive Officer did not exceed $10,000 in 2008, 2007 and 2006. For 2008, the Company made a discretionary matching contribution to all eligible participants in the Company’s 401(k) plan in the form of cash and shares of common stock. All eligible participants in the 401(k) plan were allocated this matching contribution on January 7, 2009, with the number of shares being allocated to participants’ accounts based on the closing price of the common stock on that date (which was $9.23 per share). Each of Dr. Lange, Mr. Spiegelman, Dr. Blackburn, Ms. Suvari and Mr. Stuart received a matching contribution of 1,679 shares of common stock (with a value on the allocation date of $15,497.17 based on the price per share on such date) and $2.83 in cash for fractional shares. For 2007, the Company made a discretionary matching contribution to all eligible participants in the Company’s 401(k) plan in the form of cash and shares of common stock. All eligible participants in the 401(k) plan were allocated this matching contribution on January 4, 2008, with the number of shares being allocated to participants’ accounts based on the closing price of the common stock on that date (which was $8.76 per share). Each of Dr. Lange, Dr. Blackburn, Ms. Suvari and Mr. Stuart received a matching contribution of 1,769 shares of common stock (with a value on the allocation date of $15,496.44 based on the price per share on such date) and $3.56 in cash for fractional shares. Mr. Spiegelman received a matching contribution of 1,712 shares of common stock (with a value on the allocation date of $14,997.12 based on the price per share on such date) and $2.88 in cash for fractional shares. For 2006, the Company made a discretionary matching contribution to all eligible participants in the Company’s 401(k) plan in the form of cash and shares of common stock. All eligible participants in the 401(k) plan were allocated this matching contribution on January 8, 2007, with the number of shares being allocated to participants’ accounts based on the closing price of the common stock on that date (which was $13.10 per share). Each of Dr. Lange, Mr. Spiegelman, Dr. Blackburn, and Ms. Suvari received a matching contribution of 1,145 shares of common stock (with a value on the allocation date of $14,999.50 based on the price per share on such date) and $0.50 in cash for fractional shares.
(9)	Includes $15,988 of perquisites for Dr. Lange for 2008, $19,548 of perquisites for Dr. Lange for 2007 and $74,171 of perquisites for Dr. Lange for 2006. Under Dr. Lange’s amended and restated Employment Agreement with the Company, in 2008, Dr. Lange received reimbursement of $12,000 for the use of an automobile, and $3,988 for financial support and assistance expenses. Under Dr. Lange’s amended and restated Employment Agreement with the Company, in 2007, Dr. Lange received reimbursement of $12,000 for the use of an automobile, $3,258 for financial support and assistance expenses and $4,290 for attorney’s fees incurred by him in connection with the negotiation of his amended and restated Employment Agreement. In 2006, Dr. Lange received reimbursement of $12,322 for the use of an automobile, $8,516 for financial and legal support and assistance expenses, and $30,000 for attorney’s fees incurred by him in connection with the negotiation of his original Employment Agreement with the Company. In addition, the $30,000 reimbursement of legal fees was grossed-up by $23,333 to pay taxes.
(10)	Mr. Stuart was promoted to Senior Vice President, Commercial Operations, effective as of July 16, 2007. Prior to this date, Mr. Stuart was the Company’s Vice President, Sales.

2008 Grants Of Plan-Based Awards Table

There were no grants awarded in the year ended December 31, 2008. The Company does not have any estimated future payouts under any equity or non-equity incentive plan awards.

2008 Outstanding Equity Awards At Fiscal Year-End Table

The following table provides information on the stock options, RSUs and stock appreciation rights held by each Named Executive Officer as of December 31, 2008. The Company does not have any unearned equity incentive awards.

Name	Date of Grant	Stock Awards								Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
		Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)(1)		Option Expiration Date(2)
		Exercisable		Unexercisable
Louis G. Lange, M.D., Ph.D.	5/16/2000	100,000	(4)	—		$37.13		5/16/2010
	1/16/2001	100,000	(4)	—		44.25		1/16/2011
	10/31/2001	50,000	(4)	—		40.61		10/31/2011
	12/10/2001	100,000	(4)	—		57.34		12/10/2011
	6/7/2002	50,000	(4)	—		17.03		6/7/2012
	12/2/2002	125,000	(4)	—		23.21		12/2/2012
	12/11/2003	175,000	(5)	—		13.16		12/11/2013
	12/5/2005	27,000	(5)	9,000	(5)	24.94		12/5/2015
	12/11/2006	18,000	(5)	18,000	(5)	13.33		12/11/2016
	8/22/2007	333,333	(6)	416,667	(6)	10.45		8/22/2017
	12/5/2005									12,000	(7)	$110,520
	12/22/2005									40,207	(8)	370,306
	1/3/2006									5,174	(9)	47,653
	12/11/2006									24,000	(7)	221,040
	8/22/2007									191,667	(10)	1,765,253
	1/3/2005	—		43,750	(11)	N/A	(12)	1/3/2009	(11)

Daniel K. Spiegelman	5/16/2000	50,000	(4)	—		37.13		5/16/2010
	1/16/2001	50,000	(4)	—		44.25		1/16/2011

Name	Date of Grant	Stock Awards						Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
		Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)(1)	Option Expiration Date(2)
		Exercisable		Unexercisable
	10/31/2001	25,000	(4)	—		40.61	10/31/2011
	12/10/2001	25,000	(4)	—		57.34	12/10/2011
	6/7/2002	25,000	(4)	—		17.03	6/7/2012
	12/2/2002	50,000	(4)	—		23.21	12/2/2012
	12/11/2003	75,000	(5)	—		13.16	12/11/2013
	12/5/2005	15,000	(5)	—		24.94	12/5/2015
	12/11/2006	15,000	(5)	—		13.33	12/11/2016
	8/22/2007	83,333	(6)	104,167	(6)	10.45	8/22/2017
	12/5/2005							5,000	(7)	46,050
	12/11/2006							10,000	(7)	92,100
	8/22/2007							47,917	(10)	441,316

Brent K. Blackburn, Ph.D.	5/16/2000	35,000	(4)	—		37.13	5/16/2010
	1/16/2001	50,000	(4)	—		44.25	1/16/2011
	10/31/2001	25,000	(4)	—		40.61	10/31/2011
	12/10/2001	35,000	(4)	—		57.34	12/10/2011
	6/7/2002	25,000	(4)	—		17.03	6/7/2012
	12/2/2002	50,000	(4)	—		23.21	12/2/2012
	12/11/2003	75,000	(5)	—		13.16	12/11/2013
	12/5/2005	15,000	(5)	—		24.94	12/5/2015
	12/11/2006	15,000	(5)	—		13.33	12/11/2016
	8/22/2007	83,333	(6)	104,167	(6)	10.45	8/22/2017
	12/5/2005							5,000	(7)	46,050
	12/11/2006							10,000	(7)	92,100
	8/22/2007							47,917	(10)	441,316

Tricia Borga Suvari, Esq.	5/15/2000	75,000	(13)	—		34.13	5/15/2010
	1/16/2001	10,000	(4)	—		44.25	1/16/2011
	10/31/2001	25,000	(4)	—		40.61	10/31/2011
	12/10/2001	25,000	(4)	—		57.34	12/10/2011
	6/7/2002	20,000	(4)	—		17.03	6/7/2012
	12/2/2002	30,000	(4)	—		23.21	12/2/2012
	12/11/2003	50,000	(5)	—		13.16	12/11/2013
	12/5/2005	15,000	(5)	—		24.94	12/5/2015
	12/11/2006	15,000	(5)	—		13.33	12/11/2016
	8/22/2007	83,333	(6)	104,167	(6)	10.45	8/22/2017
	12/5/2005							5,000	(7)	46,050
	12/11/2006							10,000	(7)	92,100
	8/22/2007							47,917	(10)	441,316

Lewis J. Stuart	6/23/2003	115,000	(4)	—		30.00	6/23/2013
	12/17/2003	10,000	(5)	—		13.38	12/17/2013
	12/5/2005	8,100	(5)	—		24.94	12/5/2015
	12/11/2006	8,100	(5)	—		13.33	12/11/2016
	8/22/2007	83,333	(6)	104,167	(6)	10.45	8/22/2017
	12/5/2005							2,700	(7)	24,867
	12/11/2006							5,400	(7)	49,734
	8/22/2007							47,917	(10)	441,316

(1)	Options are granted at an exercise price equal to the closing market price per share on the last trading day prior to the date of grant, in accordance with the definition of fair market value in the Company’s equity incentive plans. There is no exercise price for RSUs or SARs.
(2)	Options expire ten (10) years from the date of grant.
(3)	Amounts shown are based on the fair market value of the Company’s common stock at December 31, 2008, the last trading day of 2008, which was $9.21 per share.
(4)	Each of the options vests as follows: twenty percent (20%) of the shares subject to the option vest on the first anniversary of the grant date; the remaining shares vest at the rate of 1.667% of the shares subject to the option per month for the next twenty-four (24) months and at the rate of 3.333% of the shares subject to the option for the next twelve (12) months.
(5)	Each of the options vests in forty-eight (48) equal installments beginning on the date of the grant.
(6)	Each of the options vest in thirty-six (36) equal installments beginning on the date of grant
(7)	Each RSU vests in forty-eight (48) equal monthly installments beginning on the date of grant. Distribution of vested shares of common stock will occur on the one (1)-year, two (2)-year, three (3)-year and four (4)-year anniversaries of the grant date. There is no exercise price for these RSU grants. Upon payout, the Named Executive Officer is entitled to receive one (1) share of common stock for each one (1) RSU.
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

(9)

In accordance with Dr. Lange’s Employment Agreement, 6.25% of the shares of this RSU grant vest at the end of each three (3)-month period beginning on the date of grant (rounding up to the nearest whole share). Distribution of vested shares of common stock will occur on the one (1)-year anniversary of each quarterly vesting date, such that 100% of the shares of common stock subject to the RSU are vested on the fourth (4th) anniversary of the effective date.

(10)	Each RSU vest over three years beginning on the date of grant as follows: 7.5% vest after six (6) months on February 22, 2008, 7.5% vest monthly for next six (6) months (to August 22, 2008), 25% vest monthly for next 12 months (to August 22, 2009) and 60% vest monthly for next 12 months (to August 22, 2010). Distribution of vested shares of common stock will occur on February 22, 2008, February 22, 2009, February 22, 2010 and August 22, 2010.

(11)

Represents the number of SARs for Dr. Lange unvested as of December 31, 2008, not the number of shares of common stock underlying the SAR award. The SAR award vests annually over four (4) years and SARs are automatically exercised upon each vesting date. When the SAR award vests, Dr. Lange will receive compensation equal to the amount, if any, by which the volume weighted average market price of the shares covered by the SAR exceeds the SAR base value for each SAR vested. The SAR base value is a predetermined strike price of $26.45, which represented a 15% premium to the market price on the original grant date. The Company currently expects to settle all amounts due under the SARs, if any, using shares of its common stock. The last quarter of the SARs expire on the fourth (4th ) year anniversary of the date of grant (January 3, 2009). In May 2007, the Board of Directors approved the cancellation of outstanding SAR awards provided that the individual SAR holder also voluntarily consented to such cancellation, effective June 1, 2007. Excluded from the cancellation of outstanding SAR awards were any and all grants to Dr. Lange. All other Named Executive Officers voluntarily consented to the cancellation of their respective SAR award. Through December 31, 2008, payments to date for all SARs were approximately $0.1 million.

(12)	The SAR holder is not required to pay an exercise price upon exercise of the SAR. Instead, when the SAR vests, the SAR recipient will receive compensation, if any, calculated with reference to the SAR’s base value, which is a predetermined price of $26.45, representing a 15% premium to the market price on the grant date. In May 2007, the Board of Directors approved the cancellation of outstanding SAR awards provided that the individual SAR holder also voluntarily consented to such cancellation, effective June 1, 2007. Excluded from the cancellation of outstanding SAR awards were any and all grants to Dr. Lange. All other Named Executive Officers voluntarily consented to the cancellation of their respective SAR award. Through December 31, 2008, payments for all SARs were approximately $0.1 million.
(13)	24% of the shares subject to the option vest on the one (1)-year anniversary of the date of grant and the remaining shares subject to the option vest at the rate of 2% per month thereafter.

2008 Option Exercises And Stock Vested Table

The following table provides information on each exercise, distribution or settlement of stock options, RSUs or stock appreciation rights, and each vesting of stock, including RSUs and stock appreciation rights, for each Named Executive Officer for the year ended December 31, 2008.

	Option Awards				Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)(1)		Number of Shares Acquired on Distribution (#)		Value Realized on Distribution ($)(2)
Louis G. Lange, M.D., Ph.D	837	(3)	$7,474	(4)
					12,000	(6)	$114,120
					12,000	(6)	101,760
					10,052	(7)	73,480
					10,052	(7)	84,336
					10,052	(7)	112,080
					10,052	(7)	89,563
					1,293	(8)	9,452
					1,294	(8)	10,857
					1,293	(8)	14,417
					1,294	(8)	11,530
					18,750	(9)	130,312

Daniel K. Spiegelman					5,000	(6)	47,550
					5,000	(6)	42,400
					4,688	(9)	32,582

Brent K. Blackburn, Ph.D	10,000	(5)	1,899
	12,500	(5)	41,344
	12,500	(5)	44,469
					5,000	(6)	47,550
					5,000	(6)	42,400
					4,688	(9)	32,582

Tricia Borga Suvari, Esq.					5,000	(6)	47,550
					5,000	(6)	42,400
					4,688	(9)	32,582

Lewis J. Stuart					2,700	(6)	25,677
					2,700	(6)	22,896
					4,688	(9)	32,582

(1)	Value realized is based on the fair market value of the Company’s common stock on the date of exercise (or the actual sales price if the shares were sold by the optionee simultaneously with the exercise) minus the exercise price, without taking into account any taxes that may be payable in connection with the transaction.
(2)	Value realized is based on the fair market value of the Company’s common stock on the date of distribution without taking into account any taxes that may be payable in connection with the transaction.
(3)	Consists of the gross number of shares of common stock that were earned in 2008 underlying the vested SAR award, without taking into account any taxes that may be payable in connection with the transaction.
(4)	For purposes of the SAR payout on the third (3rd) anniversary of the grant date, the payment amount on the January 2008 settlement date equaled the excess of the Company’s stock price on the settlement date over the $26.45 base exercise price for 2007 as well as any compensation received in 2006. The Company’s stock price was calculated based on the volume-weighted average price over the preceding one (1)-year measurement period prior to the automatic exercise date. In May 2007, the Board of Directors approved the cancellation of outstanding SAR awards provided that the individual SAR holder also voluntarily consented to such cancellation, effective June 1, 2007. Excluded from the cancellation of outstanding SAR awards were any and all grants to Dr. Lange. All other Named Executive Officers voluntarily consented to the cancellation of their respective SAR award.
(5)	Represents options exercised during the year ended December 31, 2008.
(6)	Represents distribution of vested shares of common stock under the RSUs which vest in forty-eight (48) equal monthly installments beginning on the date of grant. Distribution of vested shares of common stock will occur on the one (1)-year, two (2)-year, three (3)-year and four (4)-year anniversaries of the grant date. There is no exercise price for these RSU grants. Upon payout, the Named Executive Officer is entitled to receive one (1) share of common stock for each one (1) RSU.
(7)	In accordance with Dr. Lange’s Employment Agreement, 20,169 shares of this RSU grant vested effective December 22, 2005; the remaining RSUs vest quarterly over four (4) years starting on the date of grant. Distribution of vested shares of common stock will occur on the one (1)-year anniversary of each quarterly vesting date, such that 100% of the shares of common stock subject to the RSU are vested on the fourth (4th) anniversary of the effective date.
(8)	In accordance with Dr. Lange’s Employment Agreement, 6.25% of the shares of this RSU grant vest at the end of each three (3)-month period beginning on the date of grant (rounding up to the nearest whole share). Distribution of vested shares of common stock will occur on the one (1)-year anniversary of each quarterly vesting date, such that 100% of the shares of common stock subject to the RSU are vested on the fourth (4th) anniversary of the effective date.
(9)	Represents distribution of vested shares of common stock under the RSUs which vest over three (3) years beginning on the date of grant as follows: 7.5% vest after six (6) months on February 22, 2008, 7.5% vest monthly for next six (6) months (to August 22, 2008), 25% vest monthly for next 12 months (to August 22, 2009) and 60% vest monthly for next 12 months (to August 22, 2010). Distribution of vested shares of common stock occurs on February 22, 2008, February 22, 2009, February 22, 2010 and August 22, 2010. There is no exercise price for these RSU grants. Upon payout, the Named Executive Officer is entitled to receive one (1) share of common stock for each one (1) RSU.

Pension Benefits

No Named Executive Officer participates in or has an account balance under qualified or non-qualified defined benefit plans sponsored by the Company, and the Company does not presently sponsor any such defined benefit plans.

2008 Nonqualified Deferred Compensation Table

The following table provides information with respect to each defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified for each Named Executive Officer for the year ended December 31, 2008. The only relevant plan is the Company’s Long-Term Incentive Plan, which is described in greater detail below.

Name	Executive Contributions in 2008 ($)(1)	Registrant Contributions in 2008 ($)(1)	Aggregate Earnings (gain/ (loss)) in 2008 ($)(1)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at December 31, 2008 ($)(1)
Louis G. Lange, M.D., Ph.D.	$—	$—	$(116,081)	$—	$188,604

Daniel K. Spiegelman	—	—	1,114	129,495	—

Brent K. Blackburn, Ph.D.	—	—	4,409	—	106,358

Tricia Borga Suvari, Esq.	—	—	(27,302)	—	109,235

Lewis J. Stuart(2)	—	—	—	—	—

(1)	To date, the only contribution to the Long-Term Incentive Plan has been a Company contribution in 2003, of which 10% vested in January 2004, 20% vested in January 2005 and 70% vested in January 2006, in accordance with the vesting schedule described below. Under the terms of the plan, base salary and bonus deferrals are not permitted as of the effective date; however, the Board of Directors may, at any time or from time to time amend the plan to permit such deferrals. With respect to any Company contribution under the plan, each Named Executive Officer’s individual amount (as well as any other participant’s individual amount) is subject to vesting based on continued service to the Company, in accordance with the following schedule set forth in the plan: 10% vests on the one (1)-year anniversary of the date the Company contribution is credited; 20% vests on the two (2)-year anniversary of the date the Company contribution is credited; and 70% vests on the three (3)-year anniversary of the date the Company contribution is credited. Solely for recordkeeping purposes, the plan administrator established a contribution account for each participant, which is credited with the contributions made by such participant or on her or his behalf by the Company. The contribution account is further credited or charged with the hypothetical or deemed investment earnings and losses based on hypothetical investment elections made by the participant with respect to his or her contribution account, on a form designated by the plan administrator, from among the investment funds selected by the plan administrator. All Company contributions are distributable only upon certain specified future events, such as the participant’s retirement, disability, death, or termination of employment with the Company, the participant’s election of an in-service distribution or a change of control of the Company, pursuant to the terms of the plan. The investment funds upon which the hypothetical or deemed investment earnings and losses were based in 2008, and the funds’ annual rates of return for 2008, are as follows: Fidelity Advisor Diversified International Fund, -41.89%; Janus Adviser Balanced Fund, -14.82%; PIMCO Total Return Fund, 4.33%; T. Rowe Price Small-Cap Stock Fund, -33.50%; Wells Fargo Advantage Index Fund, -37.39%; and Wells Fargo Advantage Cash Investment Money Market Fund, 2.51%.
(2)	Mr. Stuart is not a participant in the Long-Term Incentive Plan.

2008 Potential Payments Upon Termination Or Change Of Control Table

The following table provides potential payments that may be made to each Named Executive Officer upon termination or a change of control as defined and pursuant to individual agreements. The amounts shown in the table below assume that the executive was terminated on December 31, 2008 and that the effective date of the change of control was December 31, 2008, and do not include amounts (if any) in which the Named Executive Officer had already vested as of December 31, 2008. The amounts shown below are hypothetical payments calculated using the assumptions required under applicable regulations, and do not represent actual payments to any Named Executive Officer. The actual compensation to be paid can only be determined at the time of a Named Executive Officer’s termination of employment or upon a change of control, as applicable. In the table below, “N/A” indicates that there is no applicable payment.

Name	Benefit	Before Change of Control: Termination w/o Cause or for Good Reason		After Change of Control: Termination w/o Cause or for Good Reason		Voluntary Termination	Death		Disability
Louis G. Lange, M.D., Ph.D(1)	Severance payments	$1,540,000		$1,540,000	(2)	N/A	$1,540,000		$1,540,000
	Bonus payments	2,663,333	(3)	2,663,333	(2)	N/A	2,663,333	(4)	2,663,333	(5)
	Health benefits	28,058	(6)	38,014	(2)	N/A	—	(4)	28,058	(5)
	Equity acceleration	1,483,251	(7)	2,522,481	(8)	N/A	1,483,251	(4)	1,483,251	(5)
	Gross up payment for excise tax	N/A		—	(9)	N/A	N/A		N/A

Daniel K. Spiegelman	Severance payments	N/A		552,000	(10)	N/A	N/A		N/A
	Bonus payments	N/A		360,000	(11)	N/A	N/A		N/A
	Health benefits	N/A		28,058	(12)	N/A	N/A		N/A
	Equity acceleration	N/A		579,466	(8)	N/A	N/A		N/A
	Gross up payment for excise tax	N/A		—	(13)	N/A	N/A		N/A

Brent K. Blackburn, Ph.D	Severance payments	N/A		552,000	(10)	N/A	N/A		N/A
	Bonus payments	N/A		337,500	(11)	N/A	N/A		N/A
	Health benefits	N/A		28,058	(12)	N/A	N/A		N/A
	Equity acceleration	N/A		579,466	(8)	N/A	N/A		N/A
	Gross up payment for excise tax	N/A		—	(13)	N/A	N/A		N/A

Tricia Borga Suvari, Esq.	Severance payments	N/A		522,000	(10)	N/A	N/A		N/A
	Bonus payments	N/A		315,000	(11)	N/A	N/A		N/A
	Health benefits	N/A		18,007	(12)	N/A	N/A		N/A
	Equity acceleration	N/A		579,466	(8)	N/A	N/A		N/A
	Gross up payment for excise tax	N/A		—	(13)	N/A	N/A		N/A

Lewis J. Stuart	Severance payments	N/A		471,000	(10)	N/A	N/A		N/A
	Bonus payments	N/A		315,000	(11)	N/A	N/A		N/A
	Health benefits	N/A		27,886	(12)	N/A	N/A		N/A
	Equity acceleration	N/A		515,917	(12)	N/A	N/A		N/A
	Gross up payment for excise tax	N/A		—	(13)	N/A	N/A		N/A

(1)	Dr. Lange’s minimum base salary pursuant to his amended and restated Employment Agreement with the Company, effective as of December 1, 2007, was $770,000 per year effective January 1, 2008, and may be increased by the Compensation Committee from time to time as described in the section entitled “Certain Relationships and Related Transactions—CEO Employment Agreement,” below. The Employment Agreement has an eight (8)-year term from the original December 2005 effective date, provided that either the Company or Dr. Lange may terminate his employment at any time and for any reason. In the event of such a termination by the Company without cause or by Dr. Lange for good reason, or if Dr. Lange’s employment with the Company ceases due to his death or disability, the Company is required to make a severance payment to Dr. Lange (or his beneficiaries) in the amount of 200% of his base salary, in a lump sum. The Employment Agreement provides that as consideration for the severance payments, Dr. Lange agrees to be bound by a non-solicitation covenant for a period of one (1) year after termination of employment, a non-disparagement covenant for a period of one (1) year after termination of employment, and a confidentiality covenant.
(2)	Includes all payments defined in the column entitled “Before Change of Control: Termination without Cause or for Good Reason” plus the extension of health benefit premiums paid by the Company for Dr. Lange and his family from 18 months to 24 months following a change of control of the Company. The contracts for medical, dental and vision are from January 1, 2009 to December 31, 2009. The costs reflected in the table above include the full premium plus a 2% administrative fee for COBRA.
(3)	In the event of such a termination by the Company without cause or by Dr. Lange for good reason (including a termination by reason of Dr. Lange’s death or disability), under the Employment Agreement the Company is required to make a severance payment, in a lump sum, to Dr. Lange in the amount of 200% of his average annual bonus (with such average annual bonus to be calculated based on the annual bonuses received by Dr. Lange in the three (3) full calendar years prior to the year in which such termination occurs), and a pro rata amount of his target annual bonus for the year in which such termination occurs. In 2008, Dr. Lange’s annual bonus was 200% of his base salary.
(4)	The amounts shown in the column entitled “Death” include all payments in the column entitled “Before Change of Control: Termination Without Cause or for Good Reason” except health benefits.
(5)	The amounts shown in the column entitled “Disability” include all payments in the column entitled “Before Change of Control: Termination Without Cause or for Good Reason.”

(6)	Under the Employment Agreement with Dr. Lange, the Company will continue to pay health benefit premiums for Dr. Lange and his family for 18 months (or, if such termination occurs within 18 months following a change of control, 24 months) following such termination. The contracts for medical, dental and vision are from January 1, 2009 to December 31, 2009. The costs reflected in the table above include the full premium plus a 2% administrative fee for COBRA.
(7)	In connection with a termination of Dr. Lange’s employment with the Company without cause or for good reason, all of his outstanding options to purchase common stock will vest in full, his RSU grants will continue to vest for an additional twelve (12) months and the time during which Dr. Lange may exercise his options will be extended. The value realized upon acceleration is calculated based on the intrinsic value of the option or RSU as of December 31, 2008.
(8)	In the event of a change of control of the Company, under the 2000 Incentive Plan, each outstanding stock award shall, automatically and without further action by the Company, become fully vested and/or exercisable with respect to all of the shares of common stock subject thereto, and all shares of common stock subject to outstanding RSUs shall be distributed to holders thereof, no later than five (5) business days before the closing of such change of control. In addition, to the extent permitted by law, any surviving corporation or acquiring corporation in a change of control may assume any such stock awards outstanding under the 2000 Incentive Plan or substitute similar stock awards (including awards to acquire the same consideration paid to the stockholders in the change of control) for those outstanding under the 2000 Incentive Plan. In the event any surviving corporation or acquiring corporation does not assume such stock awards or substitute similar stock awards for those outstanding under the 2000 Incentive Plan, then the stock awards shall terminate if not exercised at or prior to the closing of the change of control. The value realized upon acceleration is calculated based on the intrinsic value of the option or RSU as of December 31, 2008.
(9)	The Company is obligated to make a gross-up payment to Dr. Lange in the event that there is a change in control and the severance payment is subject to excise taxes. Based on the calculations above, no severance payment is subject to excise tax.
(10)	In the event of termination of employment by the Company without cause or for good reason (including a termination by reason of death or disability), the Company is required to make a severance payment to the Named Executive Officer (or his or her beneficiaries) in the amount of 18 months worth of base salary, in a lump sum. Such benefits will terminate immediately if the Named Executive Officer, at any time, violates any proprietary information or confidentiality obligation of the Company. For purposes of the amounts shown above, the calculation is based on the base salary amount for 2008 for each Named Executive Officer.
(11)	In the event of such a termination of employment by the Company without cause or for good reason (including a termination by reason of death or disability), the Company is required to make a severance payment, in a lump sum, in the amount of 150% of the bonus paid in the year immediately preceding the effective date of the change of control of the Company. For purposes of the amounts shown above, the calculation is based on the annual discretionary cash bonus amount for 2008 (paid in 2009) for each Named Executive Officer.
(12)	The Company will continue to pay health benefit premiums for the Named Executive Officer and his or her family for 18 months (following a change of control) following such termination. The contracts for medical, dental and vision are from January 1, 2009 to December 31, 2009. The costs reflected in the table above include the full premium plus a 2% administrative fee for COBRA.
(13)	The Company is obligated to make a gross-up payment to the Named Executive Officer in the event that the severance payment is subject to excise taxes. Based on the calculations above, no severance payment is subject to excise tax.

Director Compensation

Cash Compensation

During the year ended December 31, 2008, the Company’s non-employee directors receive an annual retainer of $30,000 and a payment of $5,000 per meeting for each of the regularly scheduled meetings of the Board of Directors attended (or $1,000 if attendance is by telephone). Effective May 20, 2008, the Board of Directors appointed Mr. Lee as the lead non-employee director. As part of this appointment, Mr. Lee’s annual retainer increased from $30,000 to $45,000 effective as of May 20, 2008 (prorated for 2008). Members of the Audit, Compensation and Nominating and Governance Committees each receive an additional annual retainer of $10,000 for each committee on which the member serves, except that the chair of each of the Audit, Compensation and Nominating and Governance Committees receives an additional annual retainer of $25,000, $20,000 and $15,000, respectively. Directors are also reimbursed for reasonable expenses in connection with attendance at Board of Directors and committee meetings. For each Board of Directors member, the aggregate total annual retainer owed to such Board of Directors member is paid in quarterly installments each year. Dr. Lange is not separately compensated for his services as a director.

Equity Compensation

Historically, each of the Company’s non-employee directors received stock option grants to purchase shares of common stock under the Non-Employee Directors’ Stock Option Plan or Directors’ Plan which was terminated with Board of Directors and stockholder approval in 2005. No options were granted under the Directors’ Plan during the year ended December 31, 2008.

In 2005, the Company instituted its Non-Employee Director Equity Compensation Policy (the Director Equity Policy), under which the Company’s non-employee directors automatically receive grants of stock awards under the 2000 Incentive Plan. However, options outstanding at the time of such termination remained outstanding under the Directors’ Plan.

Under the Director Equity Policy, all non-employee directors of the Company receive option grants on the same terms and conditions as those previously set forth in the Directors’ Plan. Specifically, commencing after the Company’s 2005 Annual Meeting held on May 26, 2005, and with respect to each annual meeting of stockholders at which directors are elected thereafter, each non-employee director initially elected to be a non-employee director by the Board of Directors or stockholders will, upon such initial election, automatically be awarded an option to purchase 25,000 shares of common stock with an exercise price equal to one hundred percent (100%) of the fair market value on the date of grant (the Initial Option). Additionally, commencing with the grants on the date of the Company’s 2008 annual meeting held on May 20, 2008, each annual meeting of stockholders at which directors are elected thereafter, each existing non-employee director will automatically be awarded an option to purchase 15,000 shares of common stock (the Annual Replenishment Option) with an exercise price equal to one hundred percent (100%) of the fair market value on the date of grant. Grants of stock awards to the Company’s non-employee directors are made under the 2000 Incentive Plan. Effective May 20, 2008, the Board of Directors appointed Mr. Lee as the lead non-employee director. As part of this appointment, Mr. Lee’s annual replenishment option will increase from 15,000 shares to 22,500 shares, granted May 20, 2008 (with all other terms the same as for other non-employee directors).

Each Initial Option and Annual Replenishment Option is a nonstatutory stock option subject to the terms and conditions of the 2000 Incentive Plan. Each Initial Option vests at the rate of 1/36th per month over thirty six (36) months from the date of grant of the Initial Option, and each Annual Replenishment Option vests at the rate of 1/12th per month over twelve (12) months from the date of grant. Furthermore, Initial Options and Annual Replenishment Options vest only during the optionholder’s Continuous Service (as defined in the 2000 Incentive Plan); provided, however, that the Compensation Committee has the power to accelerate the time during which an option granted under the Director Equity Policy may vest or be exercised.

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

During the year ended December 31, 2008, Annual Replenishment options to acquire 15,000 shares of common stock at an exercise price of $8.74 per share equal to one hundred percent (100%) of the fair market value (as defined in the 2000 Incentive Plan) on the date of grant were granted to each non-employee member of the Board of Directors under the 2000 Incentive Plan, in accordance with the Director Equity Policy. Mr. Lee was appointed as the lead non-employee director of the Company on May 20, 2008 and in connection with his appointment as a lead non-employee director, Mr. Lee received an option grant of 22,500 shares of common stock with an exercise price of $8.74 per share, equal to one hundred percent (100%) of the fair market value (as defined in the 2000 Incentive Plan) on the date of grant.

2008 Director Compensation Table

The following table provides information concerning the compensation of the Company’s non-employee directors for the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)		Total ($)
Santos J. Costa	$83,181	$69,015	N/A		$152,196

Joseph M. Davie, M.D., Ph.D.	67,000	194,613	N/A		261,613

Thomas L. Gutshall	76,272	69,015	N/A		145,287

Peter Barton Hutt, Esq.(4)(5)	24,275	17,971	$227,000	(5)	269,246

Kenneth B. Lee Jr.	108,412	93,605	N/A		202,017

Barbara J. McNeil, M.D., Ph.D.(4)(6)	29,003	17,971	227,000	(5)	273,974

Thomas E. Shenk, Ph.D.	65,000	69,015	N/A		134,015

(1)	See the section entitled “Director Compensation – Cash Compensation,” above, for a description of the cash compensation program for the Company’s non-employee directors during the year ended December 31, 2008. Amounts earned in one year and paid in the following year are, for purposes on this table only, accounted for in the year earned.
(2)	Total amounts disclosed represent stock-based compensation expense for 2008 as calculated under FAS 123R. See “Note 14—Stock-Based Compensation” in the Notes to the financial statements in the 10-K for a description of how FAS 123R compensation expense is calculated. See the section entitled “Director Compensation—Equity Compensation,” above, for a description of the Company’s Director Equity Policy and the specific terms of the stock options granted to the Company’s non-employee directors during the year ended December 31, 2008. The grant date fair value of option awards granted in 2008 is as follows: $79,781 for Mr. Costa, $79,781 for Dr. Davie, $79,781 for Mr. Gutshall, $119,671 for Mr. Lee, and $79,781 for Dr. Shenk. The aggregate number of stock option awards outstanding as of December 31, 2008 is as follows: 85,000 shares for Mr. Costa, 55,000 shares for Dr. Davie, 75,000 for Mr. Gutshall, 92,500 for Mr. Hutt, 92,500 for Mr. Lee, 71,250 for Dr. McNeil and 62,500 for Dr. Shenk. There were no options that were repriced or otherwise materially modified during 2008. There were no option forfeitures.
(3)	None of the Company’s non-employee directors received any “perquisites” during 2008.
(4)

Mr. Hutt and Dr. McNeil resigned from the Board of Directors, effective May 18, 2008. Amounts disclosed on this table represent compensation earned while Mr. Hutt and Dr. McNeil served as Directors of the Company except for certain amounts that have been included in the “All Other Compensation” column in the table above. See Note 5 and Note 6 of this table for further information. On May 19, 2008, Mr. Hutt and Dr. McNeil each entered into a consulting agreement with the Company, providing advisory services to the Board of Directors. The consulting agreements provides for the following: Mr. Hutt and Dr. McNeil will each receive $75,000 over the term of the agreement which will be one year. $5,000 will be paid upon the effective date of the agreement (May 19, 2008) and the remainder to be paid in increments of $17,500 in 4 quarterly installments (May 19, August 19, November 19, February 19 over the remainder of the term). In addition, Mr. Hutt and Dr. McNeil will receive an option grant for 15,000 shares with a grant date on May 20, 2008, exercisable until May 20, 2010. These option grants will vest quarterly over a 1 year period. As part of their consulting agreements, Mr. Hutt and Dr. McNeil’s options granted at the 2007 stockholder’s meeting will vest based on their present vesting schedules and shall remain exercisable until May 20, 2010. Any existing option that is fully vested shall remain exercisable until the earlier of (i) May 20, 2010 or (ii) the original expiration date of the full 10 year term of such option. Under the Director Equity Policy approved by the Board of Directors in 2005, options terminate upon the earlier of 10 years after date of grant or 6 months after the date of termination of the option holder’s continuous service. For Mr. Hutt and Dr. McNeil, their options would normally terminate upon the earlier of 10 years from date of grant or November 20, 2009, six (6) months after their consulting agreements expire. However based on the terms of the consulting agreement, Mr. Hutt and Dr. McNeil remain exercisable until May 20, 2010, thus giving them an additional 6 months of extended exercisability.

(5)	Consists of amounts earned when Mr. Hutt was a consultant to the Company. Amounts earned while Mr. Hutt became a consultant are as follows: consulting fees of $75,000 and stock compensation expense of $152,000 related to vesting of stock options.
(6)	Consists of amounts earned when Dr. McNeil was a consultant to the Company. Amounts earned while Dr. McNeil became a consultant are as follows: consulting fees of $75,000 and stock compensation expense of $152,000 related to vesting of stock options.

COMPENSATION COMMITTEE REPORT*

The Compensation Committee of the Board of Directors has reviewed and discussed the “Compensation Discussion and Analysis” contained in this Amendment with management. Based on the Compensation Committee’s review of and the discussions with management with respect to the “Compensation Discussion and Analysis,” the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Amendment for filing with the SEC.

From the 2008 members of the Compensation Committee of the Board of Directors:

Santo J. Costa (Chair)

Joseph M. Davie, M.D., Ph.D.

Kenneth B. Lee, Jr.

*	The material in this Amendment is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2008, the following individuals served on the Compensation Committee of the Board of Directors: Santo J. Costa, Joseph M. Davie, M.D., Ph.D. and Kenneth B. Lee, Jr. There are and were no interlocking relationships between the Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The Company currently has two (2) equity compensation plans that have been approved by stockholders: the 2000 Incentive Plan and the Employee Stock Purchase Plan. The Company historically has had two (2) equity compensation plans that have not been approved by stockholders: the 2000 Nonstatutory Incentive Plan and the 2004 Employment Commencement Incentive Plan. The 2000 Nonstatutory Incentive Plan was adopted before the current rules requiring stockholder approval of all equity plans went into effect, and was terminated in May 2004 as to any further grants thereunder. The 2004 Employment Commencement Incentive Plan was approved by the Board in December 2004 to provide for the grant of stock awards which are intended to be stand-alone inducement awards as permitted pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). Only newly hired employees who have not previously been an employee or director of the Company or an affiliate, or following a bona fide period of non-employment with the Company or an affiliate, are eligible to participate in the 2004 Employment Commencement Incentive Plan.

The following table sets forth the number and weighted-average exercise price of securities to be issued upon exercise of outstanding options and RSUs and the number of securities remaining available for future issuance under all of the Company’s equity compensation plans, at February 23, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ($)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders (2)	7,009,735		$19.58	2,046,198	(3)

Equity Compensation Plans Not Approved by Security Holders	3,171,831		21.61	51,016

Total	10,181,566	(4)	20.32	2,097,214

(1)	Represents the weighted average exercise price for options only. There is no exercise price for the RSU grants.
(2)	Information for the Employee Stock Purchase Plan approved by stockholders is included only in the column entitled “Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans.” As of February 23, 2009, the Company has a total of 203,414 shares available for future issuance under the Employee Stock Purchase Plan.
(3)	Shares issued to settle the SARs come out of these shares available for future issuance under the Incentive Plan approved by stockholders. During 2007, most of the SARs were voluntarily cancelled. The gross number of shares of common stock earned in 2008 underlying each remaining outstanding vested SAR award, without taking into account any taxes that may be payable, was a total of 1,030 shares. As of January 3, 2009, any remaining outstanding SAR awards have been fully vested and fully settled. The Company has fully settled and issued, net of taxes, a total of 3,950 shares of stock related to the SARs and their settlement as of February 23, 2009.
(4)	The aggregate total outstanding awards consist of a total of 8,670,316 options, a total 1,397,678, of unvested RSUs, and a total of 113,572 RSUs that are vested but unissued. As of February 23, 2009, the weighted average remaining term of options outstanding is 5.97 years.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of February 18, 2009 by: (i) each stockholder who is known by the Company based on publicly available records to own beneficially more than five percent (5%) of the Company’s common stock; (ii) the Named Executive Officers; (iii) each director; and (iv) all of directors and Named Executive Officers, as a group. The address for each director and Named Executive Officer listed in the table below is c/o the Company, Inc., 3172 Porter Drive, Palo Alto, California 94304.

	Shares Beneficially Owned(1)
Beneficial Owner/Address	Number	Percent of Total
FMR LLC(2) 82 Devonshire Street Boston, MA 02109	6,301,711	9.81%

Wellington Management Company, LLP(3) 75 State Street Boston, MA 02109	4,399,255	6.85%

Ross Financial Corporation(4) P.O. Box 31363 Grand Cayman KY1-1206 Cayman Islands	5,047,280	7.86%

Citigroup, Inc.(5) 399 Park Avenue New York, NY 10043	3,928,618	6.12%

Barclays Global Investors, NA & Barclays Global Fund Advisors(6) 400 Howard Street San Francisco, CA 94105	3,746,759	5.83%

Sectoral Asset Management Inc.(7) 2120-1000 Sherbrooke St. West Montreal PQ H3A 3G4	3,669,629	5.71%

	Shares Beneficially Owned(1)
Beneficial Owner/Address	Number	Percent of Total
Canada
Louis G. Lange, M.D., Ph.D.(8)	1,502,873	2.30%
Brent K. Blackburn, Ph.D.(9)	469,932	*
Santo J. Costa(10)	82,500	*
Joseph M. Davie, M.D., Ph.D.(11)	52,500	*
Thomas L. Gutshall(12)	107,711	*
Kenneth B. Lee, Jr.(13)	89,325	*
Thomas E. Shenk, Ph.D.(14)	61,000	*
Daniel K. Spiegelman(15)	462,390	*
Lewis J. Stuart(16)	269,232	*
Tricia Borga Suvari, Esq.(17)	385,208	*
All directors and executive officers as a group (10 persons)(18)	3,482,671	5.36%

*	Represents beneficial ownership of less than one percent (1%).
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within sixty (60) days of February 18, 2009, which is April 19, 2009. Except as indicated below, and subject to community property laws where applicable, to the Company’s knowledge, all persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentages of beneficial ownership are based on 64,234,229 shares of common stock outstanding as of February 18, 2009, adjusted as required by rules promulgated by the SEC. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any shares which such person or persons has the right to acquire within sixty (60) days after such date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2)	All information regarding the stockholder, FMR LLC, and its affiliates, if any, is based on information disclosed in a Schedule 13G/A filed by the stockholder with the SEC on February 17, 2009. Fidelity Management & Research Company (“Fidelity”), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 6,301,711 shares or 9.81% of the common stock outstanding of the Company as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fidelity Growth Company Fund, amounted to 6,091,083 shares or 9.48% of the common stock outstanding. Fidelity Growth Company Fund has its principal business office at 82 Devonshire Street, Boston, Massachusetts 02109. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of the 6,301,711 shares owned by the Funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees.
(3)	All information regarding the stockholder, Wellington Management Company, LLP (“Wellington”), and its affiliates, if any, is based on information disclosed in a Schedule 13G/A filed by the stockholder with the SEC on February 17, 2009. Wellington is an investment adviser under Section 203 of the Investment Advisers Act.
(4)	All information regarding the stockholder, Ross Financial Corporation (“Ross Financial”), and its affiliates, if any, is based on information disclosed in a Schedule 13G/A filed by the stockholder with the SEC on February 17, 2009. Ross Financial is a direct wholly-owned subsidiary of STS Inc., a Cayman Islands company. Kenneth B. Dart is the beneficial owner of all of the outstanding shares of STS Inc., which in turn owns all the outstanding shares of Ross Financial. As a result of his beneficial ownership of all of the outstanding shares of STS Inc., Mr. Dart is deemed to beneficially own the securities owned by Ross Financial.
(5)	All information regarding the stockholder, Citigroup, Inc., and its affiliates, if any, is based on information disclosed in a Schedule 13G/A filed by the stockholder with the SEC on January 28, 2009. Citigroup, Inc. is a parent holding company or control person under Rule 13d-1 of the Exchange Act.
(6)	All information regarding the stockholder, Barclays Global Investors, NA (“Barclays Investors”), and its affiliates, if any, and Barclays Global Fund Advisors (“Barclays Fund”), and its affiliates, if any, is based on information disclosed in a Schedule 13G filed by the stockholder with the SEC on February 5, 2009. Barclays Investors is a bank as defined in Section 3(a)(6) of the Exchange Act. Barclays Fund is an investment adviser under Section 203 of the Investment Advisers Act.

(7)	All information regarding the stockholder, Sectoral Asset Management Inc. (“Sectoral”), and its affiliates, if any, Jérôme G. Pfund and Michael L. Sjöström is based on information disclosed in a Schedule 13G/A filed by the stockholder with the SEC on February 13, 2009. Sectoral is an investment adviser under Section 203 of the Investment Advisers Act and a parent holding company or control person under Rule 13d-1 of the Exchange Act.
(8)	Includes 1,146,833 shares issuable upon the exercise of options on or within 60 days of February 18, 2009. Includes 34,050 RSUs, net of estimated shares withheld for taxes, vested and released on or within 60 days of February 18, 2009. Does not include RSUs that will not be both vested and released on or within 60 days of February 18, 2009. Also includes 7,500 shares held in The Louis Lange Family Trust and 2,500 shares held by minor(s) in Dr. Lange’s household. Dr. Lange disclaims beneficial ownership of the shares held in The Louis Lange Family Trust and of the shares held by minor(s) in Dr. Lange’s household, except to the extent of his pecuniary interests therein.
(9)	Includes 423,958 shares issuable upon the exercise of options on or within 60 days of February 18, 2009. Includes 8,182 RSUs that will be vested and released on or within 60 days of February 18, 2009. Does not include RSUs that will not be both vested and released on or within 60 days of February 18, 2009.
(10)	Includes 82,500 shares issuable upon the exercise of options on or within 60 days of February 18, 2009.
(11)	Includes 52,500 shares issuable upon the exercise of options on or within 60 days of February 18, 2009.
(12)	Includes 72,500 shares issuable upon the exercise of options on or within 60 days of February 18, 2009. Also includes 30,211 shares held in the Gutshall Family Trust DTD 3-7-90. Mr. Gutshall disclaims beneficial ownership of the shares held in the Gutshall Family Trust, except to the extent of his pecuniary interests therein.
(13)	Includes 88,750 shares issuable upon the exercise of options on or within 60 days of February 18, 2009.
(14)	Includes 60,000 shares issuable upon the exercise of options on or within 60 days of February 18, 2009.
(15)	Includes 428,958 shares issuable upon the exercise of options on or within 60 days of February 18, 2009. Includes 8,182 RSUs, net of estimated shares withheld for taxes, vested and released on or within 60 days of February 18, 2009. Does not include RSUs that will not be both vested and released on or within 60 days of February 18, 2009. Also includes 2,000 shares held by Mr. Spiegelman’s daughter. Mr. Spiegelman disclaims beneficial ownership of the shares held by Mr. Spiegelman’s daughter, except to the extent of his pecuniary interests therein.
(16)	Includes 240,158 shares issuable upon the exercise of options on or within 60 days of February 18, 2009. Includes 8,182 RSUs, net of estimated shares withheld for taxes, vested and released on or within 60 days of February 18, 2009. Does not include RSUs that will not be both vested and released on or within 60 days of February 18, 2009.
(17)	Includes 363,958 shares issuable upon the exercise of options on or within 60 days of February 18, 2009. Includes 8,182 RSUs, net of estimated shares withheld for taxes, vested and released on or within 60 days of February 18, 2009. Does not include RSUs that will not be both vested and released on or within 60 days of February 18, 2009.
(18)	Includes 2,960,115 shares issuable upon the exercise of options on or within 60 days of February 18, 2009. Includes 60,458 RSUs, net of estimated shares withheld for taxes, vested and released on or within 60 days of February 18, 2009. Includes an additional estimated 6,362 RSUs, net of estimated shares withheld for taxes, that will be vested and released on or within 60 days of February 18, 2009. Does not include RSUs that will not be both vested and released on or within 60 days of February 18, 2009. See footnotes (8)–(17).

Item 13.	Certain Relationships and Related Transactions

The Company has entered into an employment agreement with its Chairman and Chief Executive Officer, as well as executive severance agreements with each of its other Named Executive Officers, each of which provides for severance benefits upon certain terminations of employment. Each of the Company’s executive officers is a Named Executive Officer.

CEO Employment Agreement

The Company entered into an amended and restated Employment Agreement (the “Employment Agreement”) with its Chairman and Chief Executive Officer, Dr. Louis G. Lange, M.D., Ph.D., on December 1, 2007 that provides for Dr. Lange to serve as the Company’s Chairman of the Board of Directors, Chief Executive Officer and Chief Science Officer.

Base Salary, Bonus, and Long-Term Incentive and Equity Compensation Awards

Under the Employment Agreement, the Company has agreed that it shall continue compensating Dr. Lange while he is employed as Chief Executive Officer in the same manner that it has done during his past and present employment with the Company. The Employment Agreement further provides that Dr. Lange is to receive a minimum annual salary of $700,000, and that the Compensation Committee of the Board of Directors shall review Dr. Lange’s base salary and annual bonus compensation in relation to the Company’s peer group and Dr. Lange’s principal peers, and in relation to his performance. As a result of these evaluations, the Compensation Committee may increase Dr. Lange’s base salary and annual bonus compensation from time to time, provided that the target annual bonus for Dr. Lange during the term of the Employment Agreement shall be no less favorable than the target annual bonus for Dr. Lange as of the December 2005 effective date of his original employment agreement with the Company.

Term, Termination, Severance and Change of Control

The Employment Agreement has an eight (8)-year term from December 2005, provided that either the Company or Dr. Lange may terminate his employment at any time and for any reason. In the event of such a termination by the Company without Cause or a resignation by Dr. Lange for Good Reason (as these terms are defined in the Employment Agreement), or if Dr. Lange’s employment with the Company ceases due to his death or disability, the Company is required to make severance payments to Dr. Lange (or his beneficiaries) of two (2) times his base salary and of the amount equal to two (2) times his Average Annual Bonus (as defined in the Employment Agreement, which as provided therein is calculated based on the annual bonuses payable to Dr. Lange under the Company’s annual bonus programs for the three (3) full calendar years prior to the year of termination) as well as a pro rata amount of his target annual bonus for the year of termination, the Company will pay health benefit premiums for Dr. Lange and his family for up to eighteen (18) months, and Dr. Lange is entitled to the full vesting of his outstanding stock options as of the date of termination of employment, extended exercisability of his outstanding stock options for up to thirty-six (36) months following termination of employment, and Dr. Lange’s previously granted RSUs shall become vested as to the number of RSUs that would have vested if he had continued working for the Company for an additional twelve (12) month period.

In addition, in the event of a change of control of the Company, if Dr. Lange’s employment with the Company ceases within eighteen (18) months thereof as a result of a termination of employment by the Company without Cause or a resignation by Dr. Lange for Good Reason, then Dr. Lange would receive all of the benefits described above, except that the Company would be obligated to continue to pay health benefit premiums for up to twenty-four (24) months, and in the event of any such specified cessation of employment at any time after a change of control of the Company, then Dr. Lange would receive all of the foregoing benefits and, in addition, all of Dr. Lange’s unvested stock options, restricted stock and other equity compensation, including RSUs, granted to Dr. Lange would immediately accelerate vesting as to 100% of the Shares subject to such options, restricted stock and other equity compensation.

In the event that any benefits under the Employment Agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the Company is required to make an additional gross-up payment sufficient to cover all excise taxes on such benefits as well as all taxes on the gross-up payment itself. The Employment Agreement provides that as consideration for the severance payments, as well as any equity grants Dr. Lange may receive from the Company, Dr. Lange will be bound by a non-solicitation and non-competition covenant for a period of one year after termination of employment, a non-disparagement covenant for a period of one year after termination of employment, and a confidentiality covenant. Dr. Lange must also execute a release of claims against the Company in order to be eligible for any severance under the Employment Agreement.

Additional Benefits.

During the term of the Employment Agreement, Dr. Lange is entitled to receive from the Company a monthly automobile allowance of $1,000, reimbursement of certain expenses of up to $25,000 annually, and supplemental long-term disability insurance providing no less than $10,000 per month in additional coverage.

Executive Severance Agreements

The executive severance agreements with each Named Executive Officer (other than the Chairman and Chief Executive Officer) provide that, in connection with a change of control of the Company, all outstanding stock options held by the Named Executive Officer will automatically become fully vested and exercisable. The acceleration provided by the executive severance agreements is in addition to that provided pursuant to the terms of the Company, 2000 Equity Incentive Plan (the “2000 Incentive Plan”). Under the 2000 Incentive Plan, pursuant to which all grants to Named Executive Officers which are currently unvested have been made, in the event of a change of control of the Company, each outstanding stock award under the 2000 Incentive Plan shall, automatically and without further action by the Company, become fully vested and/or exercisable with respect to all of the Shares subject thereto, and all Shares subject to outstanding RSUs shall be distributed to holders thereof, no later than five (5) business days before the closing of such change of control. However, in August 2007 the Named Executive Officers, including Dr. Lange, received grants of stock options and RSUs that waive these provisions of the executive severance agreements and the 2000 Incentive Plan and provide instead, with respect to such August 2007 grants only, that such outstanding stock options and RSUs shall, automatically and without further action by the Company, become fully vested and/or exercisable with respect to all of the Shares subject thereto, and all Shares subject to such RSUs shall be distributed to holders thereof, if the holder thereof has a separation from service from the Company that is a Covered Termination (as defined in the executive severance agreements with each Named Executive Officer other than Dr. Lange) within 13 months following a change of control of the Company, or due to a termination without Cause or resignation for Good Reason (as defined in the Employment Agreement with Dr. Lange).

In addition, under the executive severance agreements with each Named Executive Officer (other than the Chairman and Chief Executive Officer), if the Named Executive Officer has a separation from service from the Company that is a Covered Termination (as defined in the executive severance agreements) by the Company within thirteen (13) months following a change of control of the Company, the Named Executive Officer is entitled to receive severance benefits, including the following: payments equal to eighteen (18) months of the Named Executive Officer’s base salary at the time of termination and equal to 150% of the Named Executive Officer’s annual bonus (if any) in the year prior to the change of control; eighteen (18) months continued health benefits; and in the event that any benefits would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, an additional gross-up payment sufficient to cover all excise taxes on such benefits as well as all taxes on the gross-up payment itself. The Named Executive Officers must execute a general release of claims against the Company in order to be eligible to receive severance under the executive severance agreements. In March 2009, the Board of Directors amended the executive severance agreements to clarify that the bonus calculation described above applies to bonuses earned in the year prior to termination.

Ernst & Young LLP

Kenneth B. Lee, Jr., who was appointed to the Board of Directors and the Audit Committee of the Board of Directors in January 2002, was a partner at Ernst & Young LLP until December 31, 2001. Ernst & Young LLP has audited the Company’s consolidated financial statements since its inception and has been selected by the Board of Directors as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. While at Ernst & Young LLP, Mr. Lee was the partner in charge of auditing the Company’s financial statements prior to 1995. Prior to appointing Mr. Lee to the Board of Directors and to the Audit Committee, the Board of Directors determined that Mr. Lee’s prior relationship with Ernst & Young LLP would not hinder their respective independence or ability to act in the best interests of the Company and its stockholders, Mr. Lee’s ability to serve on the Board of Directors and the Audit Committee, or Ernst & Young LLP’s ability to serve as the Company’s independent registered public accounting firm. In addition, the Board of Directors has determined that Mr. Lee satisfies the independence requirements for board members under Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards, and also satisfies the independence requirements for members of the Audit Committee under Rule 10A-3(b)(1) of the Exchange Act.

Director Independence

The Board of Directors has determined that all of the members of the Board of Directors, other than Dr. Lange, are “independent” as that term is defined in the Nasdaq Marketplace Rules. Dr. Lange is not considered independent because he is an executive officer of the Company. As required under applicable Nasdaq Marketplace Rules, the independent directors meet regularly in executive sessions at which only they are present. Mr. Lee has served as lead non-employee director since May 2008.

The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Board of Directors has adopted a charter for each of these three (3) standing committees.

Board Committees

Audit Committee

The primary purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company. The Audit Committee is also charged with the review of all related party transactions involving the Company on an ongoing basis for potential conflicts of interest, and all such transactions must be approved by the Audit Committee. A more complete description of the powers and responsibilities delegated to the Audit Committee is set forth in the Audit Committee charter. During the fiscal year ended December 31, 2008, the Audit Committee was composed at all times of three (3) non-employee directors. Messrs. Gutshall and Lee served on the Audit Committee during the entire fiscal year ended December 31, 2008. Dr. McNeil served on the Audit Committee until her departure from the Board of Directors in May 2008, and Dr. Shenk joined the Audit Committee in May 2008 immediately following Dr. McNeil’s departure. Mr. Lee served as Chair. The Board of Directors has determined that all of the members of the Audit Committee are “independent” as that term is defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules. In addition, the Board of Directors has determined that each member of the Audit Committee also satisfies the independence requirements of Rule 10A-3(b)(1) of the Exchange Act. The Board of Directors has further determined that Mr. Lee is an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Securities Act of 1933, as amended.

Compensation Committee

The primary purpose of the Compensation Committee is to recommend compensation levels for all Named Executive Officers and other officers and employees, including the larger senior management group, of the Company, and to administer the Company’s equity incentive plans. A more complete description of the powers and responsibilities delegated to the Compensation Committee is set forth in the Compensation Committee charter. During the fiscal year ended December 31, 2008, the Compensation Committee was composed of three (3) non-employee directors, Messrs. Costa and Lee and Dr. Davie. Mr. Costa served as Chair. The Board of Directors has determined that all of the members of the Compensation Committee are “independent” as defined in the Nasdaq Marketplace Rules.

Nominating and Governance Committee

The primary purpose of the Nominating and Governance Committee is to establish qualification standards for board membership, identify qualified individuals for board membership, consider and recommend director nominees for approval by the Board of Directors and the stockholders and oversee the administration of bylaw provisions relating to stockholder recommendations for director nominees. The Nominating and Governance Committee also monitors the independence of members of the Board of Directors under applicable Nasdaq and SEC standards, oversees the Board of Directors’ annual self-evaluation and oversees and approves the membership of the boards of directors of any of the Company’s subsidiaries. A more complete description of the powers and responsibilities delegated to the Nominating and Governance Committee is set forth in the Nominating and Governance Committee charter. During the fiscal year ended December 31, 2008, the Nominating and Governance Committee was composed at all times of three (3) non-employee directors. The Nominating and Governance Committee included Drs. McNeil and Shenk and Mr. Hutt until May 2008, at which time Messrs. Costa, Gutshall and Lee became the three (3) committee members. Mr. Gutshall served as Chair. The Board of Directors has determined that each member of the Nominating and Governance Committee is “independent” as defined in the Nasdaq Marketplace Rules.

Item 14.	Principal Accountant Fees and Services

Audit and Non-Audit Fees and Services

The following table sets forth the aggregate fees billed or to be billed by Ernst & Young LLP for the following services for the year ended December 31, 2007 and 2008:

Description of Services	2007 Fees	2008 Fees
Audit fees (1)	$847,700	$875,277

Tax fees (2)	68,000	57,865

All other fees (3)	3,500	5,000

Total	$919,200	$938,142

(1)	Audit Fees: represent the aggregate fees billed or to be billed for professional services rendered for the audits of the Company’s annual consolidated financial statements and for internal control over financial reporting and for the review of the financial statements included in the Company’s quarterly reports during such period, or for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements, for example, in 2007 and 2008, audit fees include accounting consultations and review of registration statements on Form S-8.
(2)	Tax Fees: represent the aggregate fees billed or to be billed for professional services rendered for tax compliance, for example, fees incurred in 2007 for the Company’s 2006 federal tax return extension, various 2006 state tax return extensions and returns, and tax advisory services for our European subsidiary.
(3)	All Other Fees: represent the aggregate fees billed for products and services other than audit, audit-related and tax fees for example, fees incurred in 2007 and 2008 for a license to an online accounting research tool.

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

(a)(3) Exhibits

Exhibit Number
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b) Exhibits

See Exhibits listed under Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf, by the undersigned, thereunto duly authorized, in the City of Palo Alto, County of Santa Clara, State of California, on April 6, 2009.

CV THERAPEUTICS, INC.

By:	/S/ LOUIS G. LANGE
Louis G. Lange, M.D., Ph.D. Chairman of the Board of CV Therapeutics Chief Executive Officer